Form 10KSB
period 1999-12-31
MANHATTAN SCIENTIFICS INC
filed 2000-04-14
CIK 1099132

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              -------------------

                                   FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the fiscal year ended December 31, 1999.

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _____.

Commission file number 000 - 28411

                           MANHATTAN SCIENTIFICS, INC.
                 (Name of Small Business Issuer in its Charter)

             Delaware                                    850460639
     -------------------------------      ------------------------------------
     (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
     Incorporation or Organization)


641 Fifth Avenue, Suite 36F, New York, New York              10022
-----------------------------------------------              -----
        (Address of Principal Executive Offices)          (Zip Code)

                                 (212) 752-0505
                           ---------------------------
                           (Issuer's Telephone Number)



Securities to be registered pursuant to Section 12 (b) of the Act:

           Title of Each Class              Name of Each Exchange on Which
           To be so Registered              Registered

                                            Pink Sheets
      ----------------------------          ------------------------------

      ----------------------------          ------------------------------

Securities to be registered pursuant Section 12 (g) of the Act:

                         Common Stock, $0.001 par value
                        ------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     No X
   ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most
recent fiscal year $0.00
                   -----

State the aggregate market value of the     Note.--If determining whether a
voting and non-voting common equity held    person is an affiliate will involve
by non-affiliates computed by reference     an unreasonable effort and expense,
to the price at which the common equity     the issuer may calculate the
was sold, or the average bid and asked      aggregate market value of the
price of such common equity, as of a        common equity held by non-affiliates
specified date within the past 60 days.     on the basis of reasonable
(See definition of affiliate in Rule        assumptions, if the assumptions are
12b-2 of the Exchange Act.)                 stated.
$266,837,446.19 ($4.97 closing price on
the Pink Sheets on April 7, 2000. Does
not include the 154,000 shares referred
to below.

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes    No
                                                 ---   ---

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 101,687,139
                 --------------------------------------
(In addition to the shares outstanding as of the date of this Form 10-KSB, there are 154,000 shares of common stock which Manhattan Scientifics is obligated to issue but has not yet been issued to the appropriate recipients.

Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statements; and
(3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

                     Transitional Small Business Disclusure
                     Format (Check one):
                     Yes    No X
                        ---   ---

                                TABLE OF CONTENTS

Forward Looking Statements

                                     PART I

Item  1.   Description of Business

Item  2.   Description of Property

Item  3.   Legal Proceedings

Item  4.   Submission of Matters to a Vote of Security Holders



                                     PART II

Item 5. Market Price of and Dividends on our Common Equity and Related Stockholder Matters

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item  7.   Financial Statements

Item  8.   Changes in and Disagreements with Accountants



                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.   Executive Compensation

Item 11.   Security Ownership of Certain Beneficial Owners and Management

Item 12.   Certain Relationships and Related Transactions

Item 13.   Exhibits and Reports on Form 8-K


                                   SIGNATURES

                           FORWARD LOOKING STATEMENTS

         This Form 10-KSB contains forward-looking statements, including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which we may participate, competition within our chosen industry, including competition from much larger competitors, technological advances, and the failure by us to successfully develop business relationships. In addition, these forward looking statements are subject to our successful completion of the research and development with respect to the micro fuel cell and our other technologies, successful commercialization of the micro fuel cell and holographic storage devices for mass production, successful protection of our patents, and effective significant industry competition from various entities whose research and development, financial, sales and marketing and other capabilities far exceeds ours. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward looking statements. We note that the safe harbor contained in the Litigation Reform Act of 1995 is not applicable to the disclosure in this Form 10-KSB.

                                     PART I

Item 1.  Description of Business

         Manhattan Scientifics, Inc., a development stage company, is a technology incubator that seeks to acquire, develop and bring to market life-enhancing technologies in various fields of endeavor, with emphasis in the area of consumer and commercial electronics. We identify emerging technologies through strategic alliances with scientific laboratories, educational institutions, scientists and leaders in industry and government. We believe that our scientific and business expertise, resourcefulness and creativity place us in a position to advance these technologies from the development stage through commercialization.

         We are currently working with four technologies:

         o Micro fuel cell technology, which is an ultra efficient miniature battery that converts alcohol or hydrogen into electricity, for portable electronic devices, including cellular telephones. We believe this technology has the potential to significantly increase battery life over the current state-of-the-art technology;

         o Mid-range fuel cell technology, which is an ultra efficient medium sized battery that converts alcohol or hydrogen into electricity, with potential applications for cordless appliances, power tools, wheelchairs, bicycles, boats, home energy fuel cell systems, and laptop computers.

         o Holographic data storage technology, which is technology for the storage and retrieval of data in the form of light patterns, that we believe is capable of storing and retrieving large amounts of data in small spaces. We believe this technology has the potential to increase the volume of electronic data storage, as well as retrieval times, over the current state-of-the-art technology; and

         o Filtration technology based upon a nanoporous polymer, which is an ultra efficient filtering material, for consumer and restaurant water and air purification. Based upon independent research, we believe this technology has the potential to be up to 100,000 times more efficient than the carbon filter most commonly in use today.

         In addition, Manhattan Scientifics has acquired 5,416,300 shares of common stock, approximately a 28% interest in NMXS.Com, Inc. (f/k/a New Mexico Software, Inc.) a public company, that owns and is marketing what it believes to be a fast and efficient Internet technology for the management of digital images.

         We are also working to identify potential new technologies for possible acquisition and development although we have no agreements or arrangements for any other technologies as of the date of this Form 10-KSB.

         Manhattan Scientifics, Inc. was formed through a reverse merger involving a public company in January 1998. The public company was incorporated in the state of Delaware on August 1, 1995 under the name Grand Enterprises, Inc. Grand was initially organized to market an unrelated patented product, but subsequently determined that its business plan was not feasible. In January 1998, Grand effected the reverse merger in a transaction involving Projectavision, Inc., another public company that was co-founded by our CEO. Projectavision was the owner of approximately 98% of Tamarack Storage Devices, Inc., a privately held Texas corporation formed in 1992 to develop and market products based on the holographic data storage technology described above. In January 1998, Grand formed a wholly-owned subsidiary named Grand Subsidiary, Inc. Grand Subsidiary and Tamarack merged, Tamarack being the surviving corporation, and via the merger, Tamarack became a subsidiary of Grand. As consideration for merging Tamarack with Grand Subsidiary, Grand gave Projectavision and the other shareholders of Tamarack 44,000,000 shares of our common stock. In addition, in exchange for a note payable of $1.5 million plus accrued interest of $330,000 due to Projectavision from Tamarack, Grand gave Projectavision 182,525 shares of Series A Preferred Stock and a warrant to purchase 750,000 shares of our common stock at an exercise price of $0.10 per share, exercisable at any time prior to January 8, 2003, which warrant as of the date of this Form 10-KSB, remains unexercised and outstanding. The Series A Preferred Stock was subsequently converted into 9,435,405 shares of our common stock. In connection with this transaction, new personnel assumed the management of Grand, former management resigned, and Grand changed its name to Manhattan Scientifics, Inc.

Our Development Model

         Manhattan Scientifics, a development stage company, is a technology incubator that seeks to acquire, develop and bring to market life-enhancing technologies. Our goal is to influence the future through the development of technologies in an intense and focused way. We identify emerging technologies through strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government. Technology development is accomplished using scientific resources and our strategic alliances. By fostering the development of multiple technologies at the same time, we believe we increase our likelihood of success while decreasing our risk through diversification.

         We have assembled a team of management and professionals that is working to achieve our corporate mission. In the highly competitive environment of emerging technologies, we believe swiftness of identification, evaluation and acquisition is essential to success. We believe we have the ability to act and react rapidly as well as comprehensively, and we believe this has enabled us to acquire technologies notwithstanding competition from larger companies and government entities.

         Manhattan Scientifics has not yet realized any revenue from any of our technologies, since they are still in their development phase and we do not anticipate any revenues in the near future. As such, the need for operating and acquisition capital is a continuous concern and requires and will continue to require the ongoing efforts of our management. Because we believe the traditional process of securing capital funding is often cumbersome and slow, we therefore generally attempt to accelerate the capital financing process. We have and intend to continue to raise capital on an as needed basis through a series of private placements.

         We also try to coordinate our resources to ensure our technologies have a promising chance for commercial success. For example, as needed, we intend to continue to enlist the assistance of experts who we believe will help bring a particular technology to market.

         We do not have nor do we plan to establish large production facilities. Rather, we intend to maintain research labs and small pilot production facilities to produce key components and prototypes of our technologies, and/or to involve third parties with demonstrated expertise in large-scale manufacturing and production.

         We currently consider ourselves to operate in one business segment.

Our Technologies

         Fuel Cell Technologies

         Manhattan Scientifics is conducting research efforts to develop both micro and mid-range fuel cell technologies. A micro fuel cell is an ultra efficient miniature battery that converts alcohol or hydrogen into electricity. A mid-range fuel cell is an ultra efficient medium sized battery that converts alcohol or hydrogen into electricity. Fuel cells, which have no moving parts, create electricity not by burning fuel, but by the process of electrochemically arranging the fuel's atoms to produce electric current. Water or water vapor and carbon dioxide are the only emissions. In addition to producing harmless emissions, certain fuel cells have the potential to be an alternative to traditional energy sources because they use methanol and other sources of hydrogen as fuels. Methanol can be produced inexpensively from a variety of plant sources and is considered a renewable resource. Methanol is also regarded to be stable and safe.

         We have acquired technologies in the fields of both micro fuel cells and mid-range fuel cells.

                  1. Micro Fuel Cell Technology

         We believe that micro fuel cell-based power sources have the potential to replace conventional batteries to provide portable power sources. If perfected, we believe micro fuel cell technology could supply power to consumer electronic products such as cellular phones, pagers, and other microelectronic devices more efficiently than conventional batteries. We believe micro fuel cells would be refuelable with insignificant amounts of methanol and water and would significantly increase battery life over current state-of-the-art battery technology. Until recently, fuel cell technology had not been practical for consumer electronics because of the size of the devices necessary to produce electrical energy. We believe that new materials and miniaturization technology has the potential to make micro fuel cell technology commercially feasible.

         Mr. Robert Glenn Hockaday is the inventor of our micro fuel cell. In January 1998, we acquired the rights to Mr. Hockaday's micro fuel cell invention, as well as another invention known as a "solar cell," and secured Mr. Hockaday's continued efforts for a limited period of time, to develop the invention via a research and development agreement with Mr. Hockaday's company, Energy Related Devices, Inc. ("Energy Related Devices"). Mr. Hockaday owns approximately 99% of Energy Related Devices, and that company agreed to provide Mr. Hockaday's personal services for a limited period of time, as independent contractor, not as employee to Manhattan Scientifics, along with a $2 million key man life insurance policy, which we are obligated to pay for, naming Manhattan Scientifics as the beneficiary.

         Mr. Hockaday received, through the merger of DKY, Inc. (see the next paragraph for a discussion of DKY) into Tamarack, 7,200,000 shares of our common stock in exchange for 4 micro fuel cell patents, 2 patent applications, and any resulting patents or inventions from this technology and his solar cell invention. Certain of those shares have been transferred to employees or partners of Mr. Hockaday. We also secured Mr. Hockaday's continued involvement for a limited period of time by agreeing to fund Mr. Hockaday's research and development efforts in connection with the technology through Energy Related Devices pursuant to a milestone timetable up to $1,000,000, which was disbursed as of August 1999. Mr. Hockaday is also to receive royalties on future revenues and sublicenses from any invention or any derivative of the acquired technology. In May 1999, we formally established a milestone timetable for Mr. Hockaday's development of the micro fuel cell and, subject to certain conditions and limitations, agreed to fund up to an additional $300,000 for research and development, of which $260,000, not including legal and travel reimbursements, has been disbursed as of March 31, 2000.


         Our arrangements with Mr. Hockaday were effected through a series of transactions involving Energy Related Devices, Mr. Hockaday, Manhattan Scientifics, and our wholly owned subsidiary Tamarack Storage Devices, Inc. Specifically, the shareholders of Energy Related Devices, Mr. Hockaday and one other individual, formed a new corporation specifically for this transaction named DKY, Inc., with whom Mr. Hockaday entered into a patent license/assignment agreement regarding the micro fuel cell and solar cell. Subsequently, Manhattan Scientifics acquired the agreement via the merger of DKY with and into Tamarack, for which the shareholders of DKY received the 7,200,000 shares of our common stock described above. The research and development agreement was entered into separately and independently by Energy Related Devices, Mr. Hockaday, Manhattan Scientifics and Tamarack.

         Our agreements with Mr. Hockaday also relate to an additional technology invented by Mr. Hockaday known as a solar cell, with respect to which there is no activity at present. We are obligated to pay Mr. Hockaday royalties on future revenues and sublicenses from any invention or any derivative of this acquired technology.


         We believe we have achieved promising results through our research to date. For example, in the fourth quarter of 1998, we demonstrated a pre-prototype of our micro fuel cell technology by completing a fuel-cell driven cellular telephone call. In the first quarter of 1999, we demonstrated that an eight cell array, which is approximately the size of a credit card, running on methanol and water, was able to run a pager. As of the date of this Form 10-KSB, we are working to build a power holster battery charger which charges a stand alone cell phone. Once we have completed initial development of the micro fuel cell, we will attempt to secure a manufacturing and distribution arrangement with an established commercial partner. On November 16, 1999, we were informed that Industry Week Magazine selected us to receive a Technology of the Year Award in recognition of our work on the micro fuel cell.


                  2. Mid Range Fuel Cell Technology

         In addition to micro fuel cells, we have also begun efforts to develop mid-range fuel cell technologies. Mid range fuel cell technologies are directed toward high current, low voltage applications such as laptop computers, cordless appliances and power tools, wheelchairs, bicycles, boats, and home energy fuel cell systems. In contrast, micro fuel cell technologies address low current, high voltage applications such as cellular phones, pagers and other microelectronics devices.

         In August 1999, we acquired a mid-range fuel cell technology from Novars Gesellschaft fur neue Technologien, GmbH, a private company based in Germany, and Dr. Arthur E. Koschany and Petra Koschany, the company's founders and inventors of the technology. In exchange for the technology, we agreed to issue 1,000,000 shares of our common stock to Novars and the Koschanys, and to pay royalties on revenue from the technology. Of the 500,000 shares, we agreed to issue 250,000 shares to Novars, and 750,000 to Petra Koschany, subject to escrow release provisions tied to effective transfer of intellectual property. Pursuant to this agreement, Novars and the Koschanys agreed to further research and develop the technology for a limited period of time. Funding under this agreement depends upon the achievement of development milestones. As of the date of this Form 10-KSB, we have paid Novars and the Koschanys $500,000 for research and development efforts. Novars and the Koschanys have agreed to use their best, exclusive full-time efforts in conducting research and development for a limited period of time. In addition, they have agreed to secure $2,000,000 in key-man life insurance, at our expense, on Dr. Koschany naming Manhattan Scientifics as the beneficiary.


         We also acquired rights of first refusal on new technologies developed by Novars and the Koschanys.

         After execution of agreements in August 1999, Novars and the Koschanys relocated their operations to eastern Bavaria and completed the set up of laboratory and administrative facilities. They hired three professional associates and have begun the research and development. One of the immediate goals is to develop a lightweight, efficient, easy to handle, fuel cell stack appropriate for mass production and worldwide distribution in the year 2000.

                     3. Holographic Data Storage Technology

         Manhattan Scientifics' wholly owned subsidiary, Tamarack Storage Devices, Inc., (a/k/a/ Holostor(TM)) has conducted research and development activities relating to holographic data storage technology since approximately 1992. Holographic data storage technology is technology for the storage and retrieval of data in the form of light patterns. Manhattan Scientifics acquired Tamarack in 1998 via merger with Grand Subsidiary, Inc.

         We currently have thirty nine patents filed relating to holographic data storage technology, of which 14 patents have been issued or are issuing and 25 are pending. The patents cover a range of concepts from optical design to media chemistry. Prior to the merger, Tamarack was engaged in the development of holographic data storage technology both independently and as member of a consortium of microelectronics companies funded privately and by the United States government through its Defense Advanced Research Projects Agency ("DARPA"). This research and development has continued independent of the consortium and DARPA since our acquisition of Tamarack.

         We believe holographic storage technology provides significantly greater storage densities than conventional magnetic surface recording, and significantly faster retrieval times. The theoretical limits for the holographic storage density is measured in terabits, that is, millions of bits per cubic centimeter. Holographic data storage provides greater storage capabilities because data is stored in three dimensional light patterns. Holographic storage, which is storing data in the form of light patterns, also makes data retrieval more efficient. In contrast to single bits of data being stored and retrieved in a stream from conventional magnetic medium, holographic data storage retrieves pages of information. In addition, the means of reading data is faster than traditional storage.

         We believe a principal disadvantage of holographic data storage is that presently there is no established industry standard for this new way to record and retrieve data.

         To date, holographic data storage in general has not advanced into the marketplace as a viable storage method because of technical challenges inherent in developing a suitable holographic storage medium, which is a substance that can store data in the form of light patterns. For this reason, we have focused our research and development work upon the development of a suitable holographic storage medium that overcomes these technical challenges, specifically in the field of photopolymers. For this purpose, we previously entered into and completed a cooperative research and development agreement with the University of California, a nonprofit educational institution that conducts research development for the United States Government at facilities located at Los Alamos, New Mexico ("Los Alamos National Laboratory"), and subsequently hired who we believe to be one of the foremost polymer scientists in the world. We believe that our continuing research and development work will eventually result in the commercialization of holographic data storage technologies, although we do not expect to be able to commercialize this technology until a suitable storage medium is developed.

                     4. Nanoporous Polymer Filter Technology

         In August 1999, we acquired an exclusive option from the Los Alamos National Laboratory to license and sublicense the exclusive worldwide rights for nanoporous polymer water and air filtration technology in consumer and restaurant applications. A nanoporous polymer is an ultra efficient filtering material. The cost of the option was $10,000, which amount will not be credited against any future license or sublicense. The option extends to applications including whole house water filters, water faucet filters, standalone water and air filters, water fountain and water cooler filters, restaurant applications, and portable devices to purify water from a lake, pond, river or other source, for individual consumption. The nanoporous polymer filter technology is a polymer-based material that forms nanometer-sized pores that absorb and trap organic contaminants, which is dirt, debris and other small organisms.

         Research conducted by scientists at the Los Alamos National Laboratory indicates that the binding between organic contaminants and the nanoporous polymer is 100,000 times greater than the binding between contaminants and the most widely used activated carbon filters, reducing organic compounds to the parts per trillion range, and that the material is reusable. Unlike activated carbon, the polymers do not allow leaching of the organic contaminants once they are trapped. In addition, a simple alcohol rinse releases the collected contaminants from the polymer, allowing it to be reused numerous times.


         The option gives Manhattan Scientifics the right to exclusively license the technology from the Los Alamos National Laboratory and sublicense the technology in the United States, and a right of first refusal for such rights in foreign countries. The initial term of the option expired on February 29, 2000. We renewed the option and paid a $10,000 renewal fee on February 28, 2000. This $10,000 payment will not be credited against any future license or sublicense.


      In March 2000, we acquired an exclusive option from Mr. Edward Vanzo to license and sublicense the exclusive worldwide rights for nanoporous polymer molecular filter technologies proprietary to Mr. Vanzo. The cost of the option was $10,000. The initial term of the option expires on September 15, 2000 and may be extended for an additional six months for an additional option fee of $10,000.

         We believe there is a growing worldwide market for clean, pure water. We believe this market is evident at the consumer level through the increasing sales of bottled water. We are looking to form an alliance with a corporate partner, well-positioned in the water purification industry that could assist in successful product development and subsequent market penetration. As of the date of this Form 10-KSB, we have no such agreement or understanding with any partner. We also believe there may also be applications for the nonoporous polymer filter for swimming pools, hot tubs, as well as air filtration in homes automobiles and restaurants.

         Digital Image Management Technology (Investment in NMXS.Com, Inc.)

         In 1999, Manhattan Scientifics acquired 5,416,300 shares of common stock, approximately 28%, of NMXS.Com, Inc., a public company located in Albuquerque, New Mexico, at a cost of $100,000. NMXS.Com markets Internet technology-based software for the high-speed transmission of high-resolution graphic images, video clips and audio recordings. NMXS.Com's proprietary software provides image archiving, asset packaging, data mining and secure commerce over the internet transaction capabilities.

         Our acquisition of shares in NMXS.Com was effected through a transaction with its predecessor, New Mexico Software, Inc., a privately held New Mexico corporation. New Mexico Software became public pursuant to a reverse merger transaction. Prior to the reverse merger, we invested $100,000 in New Mexico Software and agreed to provide New Mexico Software business and management consulting services. In return, we contracted for equity, which equaled the 5,416,300 shares of NMXS.Com, upon consummation of the reverse merger. The investment agreement also provided that the investment would convert to a loan in the event that the reverse merger was not consummated. The reverse merger was consummated in August 1999 and the 5,416,300 shares were issued to Manhattan Scientifics at such time.

         We believe NMXS.Com has mature, market-ready, turnkey products and is positioned to capitalize on the growing trend of businesses converting their photographs, drawings, artwork and other visual images into formats that can be stored and retrieved electronically. The company provides solutions particularly suited to companies seeking to develop a presence on the internet or become involved in conducting business over the internet.

         Pursuant to contract, NMXS.Com has agreed that Manhattan Scientifics shall hold at least one of its three board of director seats, and that the size of its board cannot be increased without our approval. At present, two of our directors are also directors of NMXS.Com. (Messrs. Maslow and Bach). In addition, per our contract with NMXS.Com, Manhattan Scientifics provided NMXS.Com with business and management advice through August 1999. Also, our CEO receives a salary and a leased car from NMXS.Com as consideration for independent services to NMXS.Com.

Competition

         The markets in which we compete are highly competitive and constantly evolving. We face competition from leading researchers and manufacturers worldwide. For example, in the last few years there has been a much greater interest in using fuel cells as an energy source for practical applications such as automobiles and portable electronic devices. In addition, Ford

Motor Company has indicated it will contribute several hundred million dollars as part of a global alliance with other entities to develop automotive engines powered by fuel cells.

         The markets in which we compete have no substantial barriers to entry. Accordingly, there are others working toward similar objectives in order to penetrate these markets and we anticipate additional companies to pursue the same goals. Those whose efforts of which we are aware include Medis El, Inc. and Motorola, Inc. in the area of micro fuel cells, H Power Corp. in the area of mid-range fuel cells, Polaroid in the area of holographic storage media, and Affiniti Water Technologies in the area of filtration technologies.

         We believe that the principal competitive factors in our technology markets are:

         o  proprietary technology;

         o  product quality;

         o  ability to customize technology to a customer's particular use;

         o  manufacturing capabilities through related party relationships; and

         o  price.

         Many of our competitors have longer operating histories and significantly greater financial, marketing and other resources than we have. Furthermore, our competitors may introduce new products that address our potential markets. Competition could have a material adverse effect on our business, financial condition and results of our operations.

Intellectual Property

         Our ability to compete depends in part on the protection of our proprietary technology and on the goodwill associated with our trade names, service marks and other proprietary rights. However, we do not know if current laws will provide us with sufficient protection, that others will not develop technologies similar or superior to ours, or that third parties will not copy or otherwise obtain or use our technologies without our authorization.

         With respect to the technologies that we are developing, we have 18 patents that have been issued to us and 31 patents pending in the U.S. Patent and Trademark Office. We also have five trademark registration applications pending. Of these, with respect to the micro fuel cell device, 4 patents have been issued, 2 are pending, and there are 5 trademark registration applications pending. With respect to the mid-range fuel cell, we have 4 patents pending. With respect to the holographic storage technology, we have 14 patents issued and 25 patents pending. In addition, we continue to evaluate whether to pursue additional applications to protect our intellectual property.

         The success of our business will depend, in part, on our ability to secure issuance of our pending patents, obtain related patents, protect and enforce patents once issued and operate without infringing the proprietary rights of others. Our success will also depend on our ability to maintain exclusive rights to trade secrets and proprietary technology we own, are currently developing and will develop. We can give no assurance that any issued patents will provide us with competitive advantages or will not be challenged by others, or that the patents of others will not restrict our ability to conduct business.

         In addition, we rely on certain technology licensed from third parties and may be required to license additional technologies in the future. We do not know if these third-party licenses will be available or will continue to be available to us on acceptable commercial terms or at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on our business, financial condition or results of our operations.

         Policing unauthorized use of our proprietary technology and other intellectual property rights could entail significant expense. In addition, we do not know if third parties will bring claims of copyright or trademark infringement against us or claim that our use of certain technologies violates a patent. Any claims of infringement, with or without merit, could be time consuming and expensive to defend, result in costly litigation, divert management attention, require us to enter into costly royalty or licensing arrangements or prevent us from using important technologies or methods any of which could have a material adverse effect on our business, financial condition or results of our operations.

Sales and Marketing

         Although our technologies presently are in the development stage, we are engaged in an early marketing program intended to facilitate the transition from development to manufacturing and sales. This program consists of preliminary dialogue with potential strategic partners, investors, and manufacturers concerning the funding and implementation of manufacturing and distribution activities.

Employees



         As of April 9, 2000, we had 3 full-time employees, including 2 uncompensated employees in general management, and 1 compensated employee in research and development and two part-time uncompensated employees. None of our employees is a member of any union or collective bargaining organization. We consider our relationship with employees to be good.



         A significant portion of our research and development is performed by independent contractors from whom we acquired certain technologies. As of April 9, 2000, we have two independent contractors conducting research and development for us (as described above, Robert Hockaday performs research and development under contract through his company Energy Related Devices, Inc., and the inventor of the mid-range fuel cell technology acquired by Manhattan Scientifics, Dr. Arthur Koschany, also performs research and development under contract through his company Novars). Our independent contractors rely upon a number of their respective personnel to satisfy their research and development obligations to Manhattan Scientifics.

Item 2.  Description of Property

         Our principal executive facility is located at 641 Fifth Avenue, New York, New York. We lease approximately 1,200 square feet of space pursuant to a two-year lease that terminates on December 31, 2001. In 1999, the rental cost for this space was $5,000 per month, of which Manhattan Scientifics paid 20% ($1,000). The remaining 80% ($4,000) is paid on a month to month basis by Normandie Capital Corp., a private corporation owned by our Chief Executive Officer, in consideration of its occasional use of the facility. In 2000, the rental cost for this space is $5,250 per month, of which Manhattan Scientifics pays 20% ($1,050) and the remaining 80% ($4,200) is paid on a month by month basis by Normandie Capital Corp. Our lease provides for renewal at the end of the initial term for up to an additional two years at the rental cost of $5,500 per month.

         In addition to our principal executive facility, we also lease space at 127 Eastgate Industrial Park, Los Alamos, New Mexico. We lease approximately 2,500 square feet pursuant to a three-year lease that terminates on April 30, 2001. In part, the space is used as a laboratory to conduct research and development of our technologies. The aggregate rental cost for this space in 1999 was $35,640, plus approximately $3,500 to use certain phone services provided by the landlord, of which Manhattan Scientifics paid approximately 15%. The other 85% was paid by Energy Related Devices, Inc., a corporation which is 99% owned by Robert Hockaday, who is an independent contractor to us and is using a portion of the space for research and development of the micro fuel cell technology (See "Part I Description of Business - Our Technologies - Fuel Cell Technologies"). The aggregate rental cost for this space in 2000 will be $47,388, plus approximately $9,000 to use certain phone services provided by the landlord, of which Manhattan Scientifics will pay approximately 15% and Energy Related Devices will pay approximately 85%. Our lease provides for renewal at the end of the initial term for up to an additional two years, subject to adjustments in the rental rate based on the Consumer Price Index.

         We believe our facilities are adequate for our current and planned business operations.

Item 3.  Legal Proceedings

         We are not currently subject to any legal proceedings. We may from time to time become a party to various legal proceedings arising in the ordinary course of business.


Item 4.  Submission of Matters to a Vote of Security Holders

        No matters were submitted during fiscal year 1999 for a vote of our securityholders.

                                     PART II

Item 5. Market Price of and Dividends of our Common Equity and Related Stockholder Matters


         Market Information. Since February 10, 2000, our commong stock has traded on the pink sheets. From January 1998 to February 9, 2000, our common stock traded on the OTC Bulletin Board under the symbol "MHTX." We went public through a reverse merger transaction on January 8, 1998 (see description of reverse merger transaction at "Part I - Item 1 - Description of Business").



         The following table sets forth, for the periods indicated, the high and low per share bid information for our common stock on the OTC Bulletin Board or the pink sheets, as applicable. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark down or commissions and may not represent actual transactions.



                                                               Bid Prices
                                                               ----------
1998                                                        High         Low
----                                                        ----         ---

First Quarter...........................................   $0.69       $0.25

Second Quarter..........................................    0.63        0.16

Third Quarter...........................................    0.52        0.20

Fourth Quarter..........................................    0.70        0.20

                                                               Bid Prices
                                                               ----------
1999                                                        High         Low
----                                                        ----         ---

First Quarter...........................................   $0.75       $0.31

Second Quarter..........................................    1.95        0.35

Third Quarter...........................................    2.28        0.81

Fourth Quarter...........................................   5.25        0.94

                                                               Bid Prices
                                                               ----------
2000                                                        High         Low
----                                                        ----         ---


First Quarter ..........................................   $8.00       $3.50




         We filed a Form 10-SB for the purpose of enabling our shares to trade on the OTC Bulletin Board. Since the SEC did not come to a position of no further comment on our Form 10-SB prior to February 9, 2000, we were delisted from the OTC Bulletin Board and have been trading on the pink sheets. Following the date that the SEC comes to a position of no further comment on our Form 10-SB, we will file to have our shares quoted again on the OTC Bulletin Board.



         Approximate Number of Holders. As of April 9, 2000, we had approximately 284 registered holders of record of our common stock. Some of those registered holders are brokers who are holding shares for multiple clients in street name. Accordingly, we believe the number of actual shareholders of our common stock exceeds the number of registered holders of record.

         Dividends. We have never paid any cash or stock dividends. We presently intend to reinvest earnings, if any, to fund the development and expansion of our business and therefore, do not anticipate paying dividends on our common stock in the foreseeable future. The declaration of dividends will be at the discretion of our board of directors and will depend upon our earnings, capital requirements, financial position, general economic conditions and other pertinent factors.

Recent Sales of Unregistered Securities

         During the past three years, and subsequent to the reverse merger transaction through which we came to be, we have issued unregistered securities in the following transactions:


         1. In the fourth quarter of 1999, we agreed to issue 1,048,000 shares of our common stock to 9 accredited investors and received $786,000 for such sale. 1,044,000 shares were issued in February 2000 and 4,000 shares were issued in March 2000.


         2. In the fourth quarter of 1999, we agreed to issue 245,165 shares of Series B Preferred Stock to 10 accredited investors and received proceeds of $1,470,990 for such sale. These shares were issued in February 2000.


         3. On October 15, 1999, we agreed to issue 1,600 shares of our common stock to Joshua Rigsby as compensation in lieu of cash for computer repair and crash recovery services rendered to us. These shares were issued in December 1999.

         4. On August 5, 1999, we agreed to issue 1,000,000 shares of our common stock, subject to Rule 144 restrictions, to Novars Gesellschaft fur neu Technologien GmbH and/or its designees for the acquisition of certain mid-range fuel cell technologies. 500,000 of these shares were delivered to Novars on or about September 2, 1999, and the remaining 500,000 are being held in escrow pending satisfaction of certain conditions to their release.

         5. On May 6, 1999, we agreed to issue 10,000 shares of our common stock to McKee Wallwork, in lieu of cash, for conducting a market survey in connection with NMXS.Com, Inc. prior to our investing in that company. These shares were issued in December 1999.

         6. On May 6, 1999, we agreed to issue 100,000 shares of our common stock to the Peters Corporation or its designee, in lieu of cash, as compensation for corporate furnishings. These shares were issued in December 1999.

         7. As of January 4, 1999, we agreed to issue options to Stanton Crenshaw Communications to purchase 350,000 shares of common stock at a price per share of $0.20, and having a duration of 10 years. The options were issued in exchange for public relations services. In addition, we agreed to issue to Stanton Crenshaw $2,500 worth of our common stock per month, commencing as of April 1, 1999, also in exchange for ongoing public relations services.

The shares accrue monthly based upon the closing price of our stock on the last day of each month, and are to be issued quarterly. As of March 31, 2000, we have issued Stanton Crenshaw Commnications, Inc., in the aggregate, 22,211 shares of our common stock.


         8. On July 28, 1998, as part of a private placement to raise capital for us, we agreed to (a) issue to Lancer Partners, L.P. 10,000,000 common stock purchase warrants at the exercise price of 5 cents per share; (b) arrange for Lancer to purchase 43,170,512 shares of ours common stock from Projectavision, Inc. and (c) issue to Lancer 20,000,000 shares of our common stock at a price of 5 cents per share, together with rights to assign the right to acquire such shares to certain third parties. Between August 1, 1998 and December 31, 1998, Lancer effectively assigned its right to acquire such shares to 51 individuals and entities, and accordingly, we issued and sold an aggregate of 20,000,000 shares to such individuals during such time. In connection with these issuances, we sold an additional 340,000 shares to raise additional capital. Also, finder's fees aggregating $25,000 were paid to First Internet Capital.


         9. On April 16, 1998, in order to raise capital for us, we agreed to issue 275,000 shares of common stock to Mr. Stephen Guarino at a purchase price of 18.18 cents per share.


         10. On February 10, 1998, we agreed to issue 1,000,000 shares of common stock to Equilink, L.L.C. in exchange for financial consulting services to be rendered. We also agreed to issue warrants to purchase up to 2,000,000 shares of common stock at a price of $0.75, in exchange for financial consulting services to be rendered. In connection with the cancellation and release of all contracts with Equilink, LLC, on December 30, 1999, Equilink agreed to sell such warrants it held to the Company (or to a third party) for the purchase price of $500,000. On January 4, 2000, the Company advanced $100,000 towards the purchase price, and the balance was paid in full on February 14, 2000 by a third party, who then received 1,076,923 shares of our common stock in February 2000. We were reimbursed by the third party purchaser for the $100,000 advanced.


         11. In February 1998, we agreed to issue 10,000 shares of our common stock to Sherman Langer, in lieu of cash, as compensation for general business consulting services rendered to us. These shares were issued in December 1999.

         12. In February 1998, we agreed to issue 25,000 shares of our common stock to Owen Coleman, in lieu of cash, as compensation for corporate identity and logo design services rendered to us. These shares were issued in December 1999.

         13. In February 1998, we agreed to issue 3,000 shares of our common stock to Fred Ferguson, in lieu of cash, as compensation for general business consulting services rendered to us. These shares were issued in December 1999.

         14. In February 1998, we agreed to issue 10,000 shares of our common stock to Crane Digital Media, Inc. in lieu of cash, as compensation for web design and maintenance services rendered to us. These shares were issued in December 1999.

         15. In February 1998, we agreed to issue 30,000 shares of our common stock to Star Tree, Inc., or its designee, in lieu of cash, as compensation for public relations services rendered to us. These shares were issued in December 1999.

         16. On January 14, 1998, in connection with our acquisition of the intellectual property for the Micro Fuel Cell and Solar Cell inventions, we issued to Robert G. Hockaday 7,200,000 shares of our common stock, some of which were subsequently transferred to employees or partners of Mr. Hockaday.

         17. On January 8, 1998, in order to raise our initial $1.0 million capital, we sold 5,000,000 shares of common stock to 40 individuals/entities at a purchase price per share of $0.20.

         18. On January 8, 1998, in order to consummate the reverse merger transaction, we agreed to issue (a) 44,000,000 shares of our common stock to the shareholders of Tamarack Storage Devices, Inc., (b) 182,525 shares of Series A voting redeemable convertible preferred stock, which was converted into 9,435,405 shares of our common stock on July 28, 1998, to Projectavision, Inc., Tamarack's majority shareholder, and (c) a warrant to Projectavision to purchase 750,000 shares of our common stock at $0.10 per share, exercisable at any time prior to January 8, 2003. These securities were issued in exchange for all of the issued and outstanding securities of Tamarack , which we acquired through merger with our subsidiary, Grand Subsidiary, Inc.

         Exemption from registration for the transactions described above was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, regarding transactions by the issuer not involving a public offering, in that these transactions were made without general solicitation or advertising, to sophisticated investors with all relevant information necessary to evaluate these investments and who represented to the registrant that the shares were being acquired for investment.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes appearing elsewhere in this Form 10-KSB.

Overview

         In January 1998, Manhattan Scientifics, Inc., then a non-operating public corporation with nominal net assets acquired all of the outstanding common stock of Tamarack Storage Devices, Inc. by issuing 44 million shares of its common stock including approximately 43,120,000 shares issued to Projectavision, a public company which gave the stockholders of Tamarack actual control of the combined company. In addition, Manhattan Scientifics, Inc. issued
182.525 shares Series A preferred stock and a warrant to purchase 750,000 shares of its common stock at an exercise price of 10 cents per share in exchange for a note payable of $1.5 million plus accrued interest of $330,000 due to Projectavision from Tamarack. In connection with the legal form of this transaction, Tamarack became a wholly-owned subsidiary of Manhattan Scientifics, Inc. For accounting purposes, the acquisition was treated as a recapitalization of Tamarack rather than a business combination. Tamarack as the accounting acquiror of the public shell did not record goodwill or any other intangible asset for this "Reverse Acquisition". The historical financial statements are those of Tamarack. Tamarack, a development stage enterprise, was a Texas corporation formed in July 1992. Since inception, Tamarack has been, and continues to be, involved in the research and development of products based on holographic data storage technology. Loss per share has been restated for all periods prior to the acquisition to include the number of equivalent shares received by Tamarack's stockholders in the Reverse Acquisition.

         Since the reverse merger we have been acquiring technologies, directing, supervising and coordinating our research and development efforts, raising capital, and initiating marketing activities and dialogue with potential customers.

         Manhattan Scientifics has not received any revenues since the reverse merger and we have incurred losses.

As of December 31, 1999, we had an accumulated loss since inception, 1992, of $21,056,000. We expect operating losses to continue for the foreseeable future because we will be continuing to fund research and development efforts as well as general and administrative expenses prior to receiving any revenues from our technologies.


         We do not know if our research and development and marketing efforts will be successful, that we will ever have commercially acceptable products, or that we will achieve significant sales of any such products. We operate in an environment of rapid change in technology and we are dependent upon the services of our employees, consultants and independent contractors. If we are unable to successfully bring our technologies to commercialization, we would likely have to significantly alter our business plan and may cease operations.

Results of Operations

Comparison of fiscal year ended December 31, 1999 to fiscal year
December 31, 1998.


Net Loss We reported a net loss of $9,800,000 or $0.11 per common share, basic and diluted, for operations for the 1999 fiscal year versus a net loss of $4,580,000 or $0.08 per common share, basic and diluted, for the 1998 fiscal year. The increase of $5,220,000 or 114% is primarily a result of the issuance of options with an exercise price below fair market value on the date of grant and the issuance of stock for services.


Revenues We had no revenues during the 1999 fiscal year and had no revenues during the 1998 fiscal year, although we received a final payment of $21,700 in August 1999 in connection with research performed by our subsidiary, Tamarack Storage Devices, Inc., for DARPA.


Costs and Expenses Costs and expenses for the 1999 fiscal year totaled $9,537,000, an increase of $4,957,000 or 108.2%, versus costs and expenses of $4,580,000 for the 1998 fiscal year. These costs and expenses are detailed below.


Salaries and Employee Benefits Salaries related to research and development and employee benefits were approximately $39,000 for the 1999 fiscal year which consisted of salary to our Chief Polymer Scientist, which is included in Research and Development for such period, versus salaries and employee benefits of $0 for the 1998 fiscal year. We anticipate an increase in these costs as we intend to enter into employment agreements with our now uncompensated executive officers and implement certain employee benefit plans including a healthcare plan.


Consulting Fees Consulting fees were $1,199,000 for the 1999 fiscal year which primarily consisted of the granting of options to our consultants with an exercise price below fair market value on the date of grant, versus consulting fees of $1,968,000 for the 1998 fiscal year. This decrease of $769,000 or 39% is a result of the fact that we made a number of one time payments to consultants in 1998. We intend to continue to rely upon these consultants.

We intend to continue to rely upon these consultants.


General and Administrative General and administrative expenses were $7,378,000 for the 1999 fiscal year which consisted of accounting, legal, travel and other expense reimbursements, rent, telephone and other day to day operating expenses and the granting of options to our consultants with an exercise price below fair market value on the date of grant, versus general and administrative expenses of $1,949,000 for the 1998 fiscal year. This increase of $5,429,000 or 278.5% is primarily a result of the granting of options to our officers and directors with an exercise price below fair market value on the date of grant. We anticipate a decrease of general and administrative expenses in the future, as we do not presently intend to grant significant numbers of options with an exercise price below fair market value on the date of grant, which decrease will be offset by increased costs as we become a reporting company, expand our operations and effectuate our business plan.


Research and Development Research and development expenses were $960,000 for the 1999 fiscal year which consisted of payments to Energy Related Devices, Inc., Novars, amortization of patents, contract payments pursuant to cooperative research and development agreements, the nanoporous polymer license option payment, and salary to our Chief Polymer Scientist, versus research and development expenses of $663,000 for the 1998 fiscal year. This increase of $297,000 or 44.8% is a result of research and development payments to ERD and Novars. We expect research and development costs to increase in proportion to the pace we develop our technologies.

Liquidity and Plan of Operations


         At present, Manhattan Scientifics is a development stage company and is in the technology acquisition and development phase of its operations. Accordingly, we have relied primarily upon private placements and subscription sales of stock to fund our continuing activities and acquisitions. To a limited extent, and as described below, we have also relied upon borrowing from non-traditional lenders who are also shareholders of ours. Until there is revenue from sales and licensing of technology, or a large infusion of cash from a potential strategic partner, we intend to continue to rely upon these methods of funding operations during the next year.

         The significant assets of Manhattan Scientifics include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development and acquisition, our holdings of approximately 5.4 million shares of common stock in NMXS.Com, Inc., our cash on hand, and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

         Stockholders, equity totaled $3,220,000 on December 31, 1999 and the working capital was $995,000 on such date. Stockholders' equity totaled $2,192,000 on December 31, 1998 and the working capital was $831,000 on such date.


         Commencing with the reverse merger transaction in January 1998, there have been five groups of private placements intended to raise capital for us. These have consisted of the following:

1. In January 1998, in connection with the reverse merger transaction described above, we raised $1,000,000 through the sale of 5 million shares of common stock to 40 investors at a price of 20 cents per share.

2. On April 16, 1998, we raised $50,000 through the sale of 275,000 shares of common stock to a single individual, Mr. Stephen Guarino, at 18.18 cents per share.

3. From July 28, 1998 through December 31, 1998, we raised $1,017,000 through the sale of 20,340,000 shares of common stock to 51 individuals and entities at 5 cents per share. The right to purchase these shares was originally granted to one entity (Lancer Partners, L.P.) on July 28, 1998, together with the right to assign the right to purchase such shares. That entity effectively assigned its rights to the 51 individuals and entities between July 28, 1998 and December 31, 1998 (see "Part II - Item 4 - Recent Sales of Unregistered Securities"). Finders fees aggregating $25,000 were paid to one entity.

4. In December 1999, we raised $1,470,990 through the sale of 245,165 shares of Series B Preferred Stock to 10 accredited investors at $6.00 per share.

5. In December 1999, we raised $786,000 through the sale of 1,048,000 shares of common stock to 9 accredited investors at $0.75 per share.

         In addition to the foregoing private placements, we received additional capital through the exercise of options by one of our option holders. On or about October 14, 1999, we received $20,000 from Mr. Donald Sandstrom, who has served us from time to time as a scientific advisor, in connection with his exercise of 100,000 options at 20 cents per share.

         In October 1999, Manhattan Scientifics borrowed $500,000 from the Peters Corporation of Santa Fe, New Mexico. The loan required interest at the rate of Citicorp prime plus 1% and matured on December 19, 1999. The Peters Corporation is a shareholder of ours. The proceeds of the loan were used to retire a bridge loan in the same amount that had been made by the Orbiter Fund in August 1999. We repaid this loan in full plus interest on December 15, 1999 with proceeds from a private placement. Among other things, interest on the Orbiter loan had been payable at the rate of 13.5%, and Orbiter had the right to convert the loan into 2,000,000 shares of common stock if unpaid by May 18, 2000. The Orbiter Fund is a shareholder of ours and an affiliate of our largest shareholder.


         Manhattan Scientifics borrowed $275,000 from Jack Harrod, our Chief Operating Officer, effective as of August 8, 1999. The loan bears interest at the annual rate of 5.5% and is due together with interest upon the earlier of
(i) eighteen (18) months from August 8, 1999, or (ii) the date we complete a private placement of a class of our securities aggregating at least $1,500,000. We may prepay the loan at any time, in whole or in part, without penalty.

         Over the next 12 months, we intend to spend significant time and resources developing each of our technologies.

         We do not presently maintain a line of credit with any financial institution.


         On November 24, 1999, Lancer Management Group, LLC, the beneficial owner of 34.0% of our securities, expressed its willingness to advance us funds as needed to continue our operations through January 1, 2001, upon reasonable terms and conditions to be agreed.


         We do not expect any significant change in the total number of employees over the next twelve months. We intend to continue to identify and target appropriate technologies for possible acquisition over the next twelve months, although we have no agreements regarding any such technologies as of the date of this Form 10-KSB.

         Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses in categories including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses in categories including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of December 31, 1998, we had $665,000 in cash. As of December 31, 1999 we had $1,168,000 in cash. We intend to satisfy our capital requirements for the next 12 months by our cash on hand and continuing to pursue private placements to raise capital and use our common stock as payment for services in lieu of cash where appropriate. However, we do not know if those resources will be adequate to cover our capital requirements.

Recently Issued Accounting Standards

         We do not believe any recently issued accounting standards have had or will have a material impact on our operations.


Item 7.  Financial Statements

                           MANHATTAN SCIENTIFICS, INC.
                                 AND SUBSIDIARY
                        (a development stage enterprise)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

   INDEPENDENT AUDITORS' REPORT

   To the Board of Directors and Stockholders
   Manhattan Scientifics, Inc.


   We have audited the accompanying consolidated balance sheet of Manhattan Scientifics, Inc. (a development stage enterprise) and subsidiary ("the Company") as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity (capital deficiency) and cash flows for the years ended December 31, 1999 and 1998 and the amounts for each of the years ended December 31, 1999, 1998, 1997, 1996 and 1995, included in the cumulative amounts for the period from July 31, 1992 (inception) through December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Manhattan Scientifics, Inc. and subsidiary as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 1999 and 1998 and the amounts for each of the years ended December 31, 1999, 1998, 1997, 1996 and 1995, included in the cumulative amounts for the period from July 31, 1992 (inception) through December 31, 1999, in conformity with generally accepted accounting principles.

   Florham Park, New Jersey
   February 2, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Tamarack Storage Devices, Inc.

In our opinion, the consolidated statements of income, of cash flows and of changes in stockholder's equity for the period of inception through the year ended December 31, 1994 (not presented separately herein except for statement of changes in stockholder's equity appearing on page F5 of Manhattan Scientifics, Inc. Form 10-KSB) present fairly, in all material respects, the results of operations and cash flows of Tamarack Storage Devices, Inc. (a development stage enterprise)(the "Company") for the period inception through December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management, our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Tamarack Storage Devices, Inc. for any period subsequent to December 31, 1994.
s
/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Austin, Texas
March 24, 1995

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Balance Sheet
December 31, 1999


ASSETS
Current assets:
   Cash and cash equivalents                                                                                 $     1,168,000
   Stock subscriptions receivable (collected in January 2000)                                                        325,000
   Note receivable                                                                                                    10,000
                                                                                                             ---------------

      Total current assets                                                                                         1,503,000
                                                                                                             ---------------

Property and equipment, net                                                                                           65,000
Patents, net                                                                                                       2,155,000
Security deposit                                                                                                       7,000
                                                                                                             ---------------

                                                                                                             $     3,730,000
                                                                                                             ===============

LIABILITIES
Current liabilities:

   Accounts payable and accrued expenses                                                                     $       233,000
   Note payable to stockholder                                                                                       275,000
                                                                                                             ---------------

      Total current liabilities                                                                                      508,000
                                                                                                             ---------------

Commitments

STOCKHOLDERS' EQUITY
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares

Series A convertible, redeemable, 10 percent cumulative, authorized 182,525 shares; issued and outstanding - none

Series B convertible, authorized 250,000 shares; 245,165 shares issued and outstanding
Common, authorized 150,000,000 shares, 100,090,274 shares issued
   and outstanding, 150,000 shares issuable                                                                          100,000
Additional paid-in capital                                                                                        26,669,000
Deficit accumulated during the development stage                                                                 (23,547,000)
                                                                                                              --------------

      Total stockholders' equity                                                                                   3,222,000
                                                                                                             ---------------

                                                                                                             $     3,730,000
                                                                                                             ===============



The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Operations


                                                                                                                Period From
                                                                                                                 Inception
                                                                                                              (July 31, 1992)
                                                                              Year Ended December 31,             Through
                                                                        ----------------------------------      December 31,
                                                                              1999              1998               1999
                                                                        ----------------   ---------------  -------------------

Revenues                                                                $              0    $            0    $               0
                                                                        ----------------    --------------  -------------------

Operating costs and expenses:
   Salaries and employee benefits                                                                                     4,429,000
   Consulting fees                                                             1,199,000         1,968,000            6,197,000
   Materials and supplies                                                                                               987,000
   General and administrative                                                  7,340,000         1,909,000           10,341,000
   Rent and utilities                                                             38,000            40,000              542,000
   Research and development                                                      960,000           663,000            1,623,000
                                                                        ----------------   ---------------  -------------------

      Total operating costs and expenses                                       9,537,000         4,580,000           24,119,000
                                                                        ----------------   ---------------  -------------------

Loss from operations before other income and expenses                         (9,537,000)       (4,580,000)         (24,119,000)

Other income and expenses:
   Contract revenue                                                                                                   3,602,000
   Interest and other expense                                                   (204,000)                              (542,000)
   Interest income                                                                41,000                                103,000
   Loss of equity investee                                                      (100,000)                              (100,000)
                                                                        ----------------   ---------------  -------------------

Net loss/comprehensive loss                                                   (9,800,000)       (4,580,000)     $   (21,056,000)
                                                                                                                ===============

Dividends on preferred stock beneficial conversion feature                    (1,471,000)       (1,020,000)
                                                                        ----------------   ---------------

Net loss attributable to common stockholders                            $    (11,271,000)  $    (5,600,000)
                                                                        ================   ===============

Basic and diluted loss per share:

   Weighted average number of common shares outstanding                       98,892,000        73,634,000
                                                                        ================   ===============

   Basic and diluted loss per share                                                $(.11)           $ (.08)
                                                                        ================   ===============


The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity (Capital Deficiency)
(Notes A and G)
For the Cumulative Period From July 31, 1992 (Inception) Through December 31,
1999



                                                                   Preferred Stock
                                                                   $.001 Par Value
                                                                 -------------------             Common Stock
                                                    Series A        Series B                   $.001 Par Value           Additional
                                                    Preferred    -------------------        ---------------------         Paid-in
                                                    Stock        Shares       Amount        Shares         Amount         Capital
                                                    ---------    ------       ------        ------         ------       ----------
Initial issuance of shares to founders on
contribution
 of intangible assets at historic cost basis                                                 14,391,627    $ 14,500      $    500
Additional founders' contribution                                                                                          40,000
Issuance of 1,037,000 shares of Series A preferred
 stock, net of issuance costs                       $ 10,000                                                            1,020,000
Net loss
                                                    ---------                               -----------    --------     ----------

Balance, March 31, 1993                               10,000                                 14,391,627      14,500     1,060,500
Issuance of shares to investor at approximately
 $.21 per share                                                                              14,391,627      14,500     2,985,500
Issuance of shares on exercise of options                                                       479,720       1,000        49,000
Services performed in exchange for Series A
 preferred stock issued in fiscal 1993
Net loss
                                                    ---------                               -----------    --------     ----------

Balance, March 31, 1994                               10,000                                 29,262,974      30,000     4,095,000
Services performed for Series A preferred stock
 issued in fiscal 1993
Issuance of shares at approximately $.52 per share                                              345,399                   182,000
Net loss
                                                    ---------                               -----------    --------     ----------

Balance, December 31, 1994                            10,000                                 29,608,373      30,000     4,277,000
Issuance of 163,000 shares of Series A
 preferred stock                                       2,000                                                              161,000
Write-off of amounts receivable from stockholders                                                                         (40,000)
Net loss
                                                    ---------                               -----------    --------     ----------

Balance, December 31, 1995                            12,000                                 29,608,373      30,000     4,398,000
Issuance of shares upon exercise of option for
 $15,000                                                                                     14,391,627      14,000         1,000
Net loss
                                                    ---------                               -----------    --------     ----------

Balance, December 31, 1996                            12,000                                 44,000,000      44,000     4,399,000
Purchase and retirement of 1,200,000 shares of
 Series A preferred stock                            (12,000)                                                             (58,000)
Purchase of 7,195,814 treasury shares of common
 stock for $15,000
Net loss/comprehensive loss                                                                                                     `
                                                    ---------                               -----------    --------     ----------

Balance, December 31, 1997 (carried forward)               0                                 44,000,000      44,000     4,341,000




                                                                                Deficit
                                                               Amounts        Accumulated
                                                              Receivable       During the
                                                                From           Development     Treasury
                                                              Stockholders       Stage          Stock           Total
                                                              ------------    -----------     ----------     ------------
Initial issuance of shares to founders on
contribution

 of intangible assets at historic cost basis                                                                 $   15,000
Additional founders' contribution                             $  (40,000)                                             0
Issuance of 1,037,000 shares of Series A preferred
 stock, net of issuance costs                                   (286,000)                                       744,000
Net loss                                                                      $  (543,000)                     (543,000)
                                                              ------------    -----------     ---------      ------------

Balance, March 31, 1993                                         (326,000)        (543,000)                      216,000
Issuance of shares to investor at approximately
 $.21 per share                                                                                               3,000,000
Issuance of shares on exercise of options                                                                        50,000
Services performed in exchange for Series A
 preferred stock issued in fiscal 1993                           127,000                                        127,000
Net loss                                                                       (2,292,000)                   (2,292,000)
                                                              ------------    -----------     ---------      ------------

Balance, March 31, 1994                                         (199,000)      (2,835,000)                    1,101,000
Services performed for Series A preferred stock
 issued in fiscal 1993                                           159,000                                        159,000
Issuance of shares at approximately $.52 per share                                                              182,000
Net loss                                                                       (2,250,000)                   (2,250,000)
                                                              ------------    -----------     ---------      ------------

Balance, December 31, 1994                                       (40,000)      (5,085,000)                     (808,000)
Issuance of 163,000 shares of Series A
 preferred stock                                                                                                163,000
Write-off of amounts receivable from stockholders                 40,000                                              0
Net loss                                                                         (972,000)                     (972,000)
                                                              ------------    -----------     ---------      ------------

Balance, December 31, 1995                                             0       (6,057,000)                   (1,617,000)
Issuance of shares upon exercise of option for
 $15,000                                                                                                         15,000
Net loss                                                                         (284,000)                     (284,000)
                                                              ------------    -----------     ---------      ------------

Balance, December 31, 1996                                             0       (6,341,000)                   (1,886,000)
Purchase and retirement of 1,200,000 shares of
 Series A preferred stock                                                                                       (70,000)
Purchase of 7,195,814 treasury shares of common
 stock for $15,000                                                                            $ (15,000)        (15,000)
Net loss/comprehensive loss                                                     (335,000)                      (335,000)
                                                              ------------    -----------     ---------      ------------

Balance, December 31, 1997 (carried forward)                           0      (6,676,000)       (15,000)     (2,306,000)


The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity (Capital Deficiency) (continued) (Notes A and G)
For the Cumulative Period From July 31, 1992 (Inception) Through December 31, 1999 (continued)

                                                                                 Preferred Stock
                                                                                 $.001 Par Value            Common Stock
                                                                               --------------------     --------------------
                                                                   Series A         Series B              $.001 Par Value
                                                                  Preferred    --------------------     --------------------
                                                                    Stock      Shares        Amount     Shares        Amount
                                                                    -----      ------        ------     ------        ------
Balance, December 31, 1997 (brought forward)                      $       0                           44,000,000    $  44,000
                                                                  ---------                          -----------    ---------
Purchase of 7,195,813 treasury shares of common
      stock for $15,000
Special distribution of 14,391,627 shares of
      common stock to Projectavision, Inc.
Shares deemed issued in connection
      with reverse merger                                                                             11,000,000       11,000
Issuance of 182,525 shares of Series A preferred
      stock and warrants exercisable into 750,000
      shares of common stock at an exercise price of
      $.10 per share in exchange for note payable of
      $1,500,000 and accrued interest of $330,000
      including deemed dividend in connection with
      beneficial conversion feature of preferred stock
Issuance of shares at $.20 per share, net of
      issuance costs                                                                                   5,000,000        5,000
Issuance of shares to purchase intangible assets                                                       7,200,000        7,000
Issuance of shares at $.58 per share for
      consulting services                                                                              1,000,000        1,000
Issuance of warrants to purchase 2,000,000 shares
      of common stock exercisable at $.75 per share
      at fair value for services                                                                                      660,000
Issuance of shares at $.18 per share                                                                     275,000       50,000
Issuance of shares on conversion of 182,525 shares
      of Series A preferred stock                                                                      9,435,405       10,000
Issuance of shares at $.05 per share                                                                  20,340,000       20,000
Issuance of stock options and warrants at fair value
      for services
Net loss/comprehensive loss
                                                                  ---------                          -----------    ---------

Balance, December 31, 1998 (carried forward)                              0                           98,250,405       98,000



                                                                                                   Deficit
                                                                                   Amounts       Accumulated
                                                                  Additional     Receivable      During the
                                                                    Paid-in         From         Development     Treasury
                                                                    Capital     Stockholders        Stage          Stock
                                                                    -------     ------------        -----          -----
Balance, December 31, 1997 (brought forward)                     $ 4,341,000    $          0    $ (6,676,000)    $ (15,000)
                                                                 -----------    ------------    ------------     ---------
Purchase of 7,195,813 treasury shares of common
      stock for $15,000                                                                                            (15,000)
Special distribution of 14,391,627 shares of
      common stock to Projectavision, Inc.                           346,000                                        30,000
Shares deemed issued in connection
      with reverse merger                                            (11,000)
Issuance of 182,525 shares of Series A preferred
      stock and warrants exercisable into 750,000
      shares of common stock at an exercise price of
      $.10 per share in exchange for note payable of
      $1,500,000 and accrued interest of $330,000
      including deemed dividend in connection with
      beneficial conversion feature of preferred stock             2,850,000                      (1,020,000)
Issuance of shares at $.20 per share, net of
      issuance costs                                                 970,000
Issuance of shares to purchase intangible assets                   1,433,000
Issuance of shares at $.58 per share for
      consulting services                                            579,000
Issuance of warrants to purchase 2,000,000 shares
      of common stock exercisable at $.75 per share
      at fair value for services                                     660,000
Issuance of shares at $.18 per share                                  50,000
Issuance of shares on conversion of 182,525 shares
      of Series A preferred stock                                    (10,000)
Issuance of shares at $.05 per share                                 997,000
Issuance of stock options and warrants at fair value
      for services                                                 2,165,000
Net loss/comprehensive loss                                                                       (4,580,000)
                                                                 -----------    ------------    ------------     ---------

Balance, December 31, 1998 (carried forward)                      14,370,000                0    (12,276,000)            0







                                                                      Total
                                                                      -----
Balance, December 31, 1997 (brought forward)                      $ (2,306,000)
                                                                  ------------
Purchase of 7,195,813 treasury shares of common
      stock for $15,000                                                (15,000)
Special distribution of 14,391,627 shares of
      common stock to Projectavision, Inc.                             376,000
Shares deemed issued in connection
      with reverse merger                                                    0
Issuance of 182,525 shares of Series A preferred
      stock and warrants exercisable into 750,000
      shares of common stock at an exercise price of
      $.10 per share in exchange for note payable of
      $1,500,000 and accrued interest of $330,000
      including deemed dividend in connection with
      beneficial conversion feature of preferred stock               1,830,000
Issuance of shares at $.20 per share, net of
      issuance costs                                                   975,000
Issuance of shares to purchase intangible assets                     1,440,000
Issuance of shares at $.58 per share for
      consulting services                                              580,000
Issuance of warrants to purchase 2,000,000 shares
      of common stock exercisable at $.75 per share
      at fair value for services
Issuance of shares at $.18 per share
Issuance of shares on conversion of 182,525 shares
      of Series A preferred stock                                            0
Issuance of shares at $.05 per share                                 1,017,000
Issuance of stock options and warrants at fair value
      for services                                                   2,165,000
Net loss/comprehensive loss                                         (4,580,000)
                                                                  ------------

Balance, December 31, 1998 (carried forward)                         2,192,000

The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity (Capital Deficiency)(continued) (Notes A and G)
For the Cumulative Period From July 31, 1992 (Inception) Through
December 31, 1999 (continued)

                                                    Preferred Stock
                                                    $.001 Par Value
                                                -----------------------         Common Stock                             Amounts
                                    Series A           Series B                $.001 Par Value         Additional      Receivable
                                    Preferred   -----------------------      -------------------         Paid-in          From
                                      Stock       Shares       Amount        Shares       Amount         Capital       Stockholders
                                      -----     ----------   ----------      ------       ------         -------       ------------

Balance, December 31, 1998
   (brought forward)               $        0           0    $       0      98,250,405   $  98,000    $ 14,370,000     $         0
Issuance of shares in
satisfaction of accrued expenses                                                78,000                      15,000
Issuance of shares at $.49 per
   share for consulting services                                                10,000                       5,000
Issuance of shares at $.49 per
   share to purchase furniture
   and fixtures                                                                100,000                      49,000
Issuance of shares at market
   prices as consulting services
   were performed                                                               17,269                      15,000
Issuance of shares to purchase
   intangible assets                                                         1,000,000       1,000         999,000
Issuance of shares at $1.25 per
   share for services                                                            1,600                       2,000
Issuance of stock options
   immediately exercisable
   at fair value for services                                                                            6,572,000
Issuance of warrants to purchase
   2,000,000 shares of common
   stock exercisable at $.75 per
   share for consulting services                                                                         1,090,000
Shares issuable at $1.27 per
   share in connection with note
   payable                                                                                                 191,000
Issuance of shares on exercise
   of 100,000 options at $.20 per
   share                                                                       100,000                      20,000
Issuance of Series B convertible
   preferred shares at $6.00 per
   share including deemed
   dividend in connection with
   beneficial conversion feature
   of preferred stock                             245,165                                                2,942,000
Issuance of shares at $.75
   per share                                                                   533,000       1,000         399,000

Net loss/comprehensive loss
                                  -----------  ----------    ---------    ------------   ---------    ------------     -----------

Balance, December 31, 1999        $         0     245,165    $       0     100,090,274   $ 100,000    $ 26,669,000     $         0
                                  ===========  ==========    =========    ============   =========    ============     ===========


                                         Deficit
                                       Accumulated
                                       During the
                                       Development        Treasury
                                          Stage             Stock         Total
                                          -----             -----         -----

Balance, December 31, 1998
   (brought forward)                   $(12,276,000)      $      0    $ 2,192,000
Issuance of shares in
   satisfaction of accrued expenses                                        15,000
Issuance of shares at $.49 per
   share for consulting services                                            5,000
Issuance of shares at $.49 per
   share to purchase furniture
   and fixtures                                                            49,000
Issuance of shares at market
   prices as consulting services
   were performed                                                          15,000
Issuance of shares to purchase
   intangible assets                                                    1,000,000
Issuance of shares at $1.25 per
   share for services                                                       2,000
Issuance of stock options
   immediately exercisable
   at fair value for services                                           6,572,000
Issuance of warrants to purchase
   2,000,000 shares of common
   stock exercisable at $.75 per
   share for consulting services                                        1,090,000
Shares issuable at $1.27 per
   share in connection with note
   payable                                                                191,000
Issuance of shares on exercise
   of 100,000 options at $.20 per
   share                                                                   20,000
Issuance of Series B convertible
   preferred shares at $6.00 per
   share including deemed
   dividend in connection with
   beneficial conversion feature
   of preferred stock                    (1,471,000)                    1,471,000
Issuance of shares at $.75
   per share                                                              400,000

Net loss/comprehensive loss              (9,800,000)             0     (9,800,000)
                                       ------------       --------    -----------

Balance, December 31, 1999             $(23,547,000)                  $ 3,222,000
                                       ============       ========    ===========

The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Cash Flows

                                                                                                                 Period From
                                                                                                                  Inception
                                                                                                               (July 31, 1992)
                                                                                Year Ended December 31,           Through
                                                                           --------------------------------      December 31,
                                                                                1999               1998              1999
                                                                           -------------     --------------   -----------------
Cash flows from operating activities:
   Net loss                                                                $ (9,800,000)     $ (4,580,000)     $(21,056,000)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
        Common stock issued for services                                         22,000           580,000           602,000
        Preferred stock issued for services                                                                         598,000
        Stock options issued for services                                     6,572,000         2,165,000         8,737,000
        Warrants issued for services                                          1,090,000           660,000         1,750,000
        Financing costs payable with common stock                               191,000                             191,000
        Loss of equity investee                                                 100,000                             100,000
        Depreciation and amortization                                           183,000           112,000           675,000
        Changes in:
           Prepaid expenses                                                       5,000            (5,000)                0
           Accounts payable and accrued expenses                                156,000          (156,000)          588,000
           Note receivable                                                      (10,000)                            (10,000)
                                                                           ------------      ------------      ------------
              Net cash used in operating activities                          (1,491,000)       (1,224,000)       (7,825,000)
                                                                           ------------      ------------      ------------

Cash flows from investing activities:
   Purchase of equipment                                                                          (24,000)         (355,000)
   Purchase of investment                                                      (100,000)                           (100,000)
   Proceeds from sale of equipment                                                                                   14,000
                                                                           ------------      ------------      ------------
              Net cash used in investing activities                            (100,000)          (24,000)         (441,000)
                                                                           ------------      ------------      ------------

Cash flows from financing activities:
   Purchase of treasury stock                                                                     (15,000)         (100,000)
   Proceeds from note payable to stockholders                                   275,000                           2,149,000
   Net proceeds from issuance of preferred stock                              1,471,000                           2,169,000
   Net proceeds from issuance of common stock                                   355,000         1,782,000         5,384,000
   Loan repayment to preferred stockholder                                                                         (148,000)
   Capital lease payments                                                                                           (13,000)
   Security deposit paid                                                         (7,000)                             (7,000)
                                                                           ------------      ------------      ------------
              Net cash provided by financing activities                       2,094,000         1,767,000         9,434,000
                                                                           ------------      ------------      ------------

Net increase in cash and cash equivalents                                       503,000           519,000         1,168,000
Cash and cash equivalents, beginning of period                                  665,000           146,000
                                                                           ------------      ------------      ------------

Cash and cash equivalents, end of period                                   $  1,168,000      $    665,000      $  1,168,000
                                                                           ============      ============      ============

Supplemental disclosure of cash flow information:
   Interest paid                                                           $      7,000                        $      7,000
                                                                           ============                        ============

Supplemental disclosures of noncash investing and financing activities:

      Fixed assets contributed to the Company in exchange for
        Series A preferred stock                                                                               $     45,000
                                                                                                               ============
      Issuance of 14,391,627 common shares to
        acquire intangible assets                                                                              $     15,000
                                                                                                               ============
      Special distribution of 14,391,627 shares of common stock to
        stockholder in settlement of stockholder advances                                    $    376,000      $    376,000
                                                                                             ============      ============
      Issuance of 7,200,000 common shares to acquire
        intangible assets                                                                    $  1,440,000      $  1,440,000
                                                                                             ============      ============
      Issuance of Series A preferred stock and warrants in settlement
        of note payable and accrued interest                                                 $  1,830,000      $  1,830,000
                                                                                             ============      ============
      Issuance of 1,000,000 common shares to acquire intangible assets     $  1,000,000                        $  1,000,000
                                                                           ============                        ============
      Issuance of 100,000 common shares to acquire furniture and
        fixtures                                                           $     49,000                        $     49,000
                                                                           ============                        ============

      Issuance of 78,000 common shares in satisfaction of accrued
        expenses                                                           $     15,000                        $     15,000
                                                                           ============                        ============

The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
December 31, 1999

NOTE A - ORGANIZATION AND OPERATIONS

Manhattan Scientifics, Inc. (formerly Grand Enterprises, Inc. ("Grand")), and its wholly-owned subsidiary Tamarack Storage Devices, Inc. (collectively "the Company"), a development stage enterprise, operates in a single business segment as a technology incubator that seeks to acquire, develop and bring to market technologies in various fields with an emphasis in the area of consumer and commercial electronics. At December 31, 1999, the Lauer Entities claim beneficial ownership of approximately 46 percent of the Company's common stock (see Note G).

In January 1998, Manhattan Scientifics, Inc., then a non-operating public corporation with nominal net assets acquired all of the outstanding common stock of Tamarack Storage Devices, Inc. ("Tamarack") by issuing 44 million shares of its common stock including approximately 43,120,000 shares issued to Projectavision, a public company which gave the stockholders of Tamarack actual control of the combined company. In addition, Manhattan Scientifics, Inc. issued
182.525 shares Series A preferred stock and a warrant to purchase 750,000 shares of its common stock at an exercise price of 10 cents per share in exchange for a note payable of $1.5 million plus accrued interest of $330,000 due to Projectavision from Tamarack. In connection with the legal form of this transaction, Tamarack became a wholly-owned subsidiary of Manhattan Scientifics, Inc. For accounting purposes, the acquisition was treated as a recapitalization of Tamarack rather than a business combination. Tamarack as the accounting acquiror of the public shell did not record goodwill or any other intangible asset for this "Reverse Acquisition". The historical financial statements are those of Tamarack. Tamarack, a development stage enterprise, was a Texas corporation formed in July 1992. Since inception, Tamarack has been, and continues to be, involved in the research and development of products based on holographic data storage technology. Loss per share has been restated for all periods prior to the acquisition to include the number of equivalent shares received by Tamarack's stockholders in the Reverse Acquisition.

Prior to this transaction, Projectavision owned approximately 98% of Tamarack. Projectavision through cash investments acquired approximately 65% of Tamarack through December 31, 1996. During late 1997 and early 1998, as a result of a treasury stock transaction between Tamarack and its two founding stockholders, Projectavision came to own approximately 97% of the outstanding shares of Tamarack. In lieu of repayment of certain advances made by Projectavision amounting to approximately $376,000, Tamarack made a special dividend distribution to Projectavision of the 14,391,627 treasury shares increasing Projectavision's ownership of Tamarack to 98%. The value ascribed to this transaction amounted to a reduction of the treasury stock at historical cost and a contribution to additional paid-in capital of $346,000 as part of the reverse acquisition.

Concurrently with the Reverse Acquisition, Tamarack merged with DKY, Inc., a newly formed company. In connection with this transaction, Tamarack, as the surviving entity, obtained certain license/intellectual property assignment rights held by DKY, Inc. In addition, the Company issued 7,200,000 common shares to acquire certain intangible assets from DKY, Inc.'s stockholder valued at $1.4 million, (see Note G).

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
December 31, 1999


NOTE A - ORGANIZATION AND OPERATIONS  (CONTINUED)

Since its inception, Tamarack, and more recently the Company, has been engaged primarily in directing, supervising and coordinating research and development efforts in the continuing development of its products and raising funds. The Company conducts its operations primarily in the United States.

There is no assurance that the Company's research and development and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve significant sales of any such products. The Company has incurred net losses and negative cash flows from operations since its inception. In addition, the Company operates in an environment of rapid change in technology and is dependent upon the services of its employees and its consultants. If the Company is unable to successfully bring its technologies to commercialization, it is unlikely that the Company could continue its business. The Company has obtained a commitment from a major stockholder to provide sufficient funds if needed to support the Company's normal operations through January 1, 2001.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

[1]   Cash and cash equivalents:

      The Company maintains cash and cash equivalents with various financial institutions. The Company performs periodic evaluations of the relative credit standing of the financial institutions which is considered in the Company's investment strategy. As of December 31, 1999, the Company had approximately $1,118,000 in excess of FDIC insurance limits.

[2]   Principles of consolidation:

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material intercompany accounts and transactions have been eliminated.

[3]   Property and equipment:

      Property and equipment are recorded at cost. The cost of maintenance and repairs is charged against results of operations as incurred. Depreciation is charged against results of operations using the straight-line method over the estimated economic useful life.

[4]   Patents:

      Patents are recorded at cost. Amortization is charged against results of operations using the straight-line method over the estimated economic useful life. Patents related to the micro fuel cell and solar fuel cell technologies are estimated to have an economic useful life of 10 years.

[5]   Income taxes:

      The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the differences between the tax basis of assets and liabilities and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the years in which the differences are expected to reverse.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
December 31, 1999


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS
         (CONTINUED)

[6]   Per share data:

      The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock outstanding. All potentially dilutive securities (see Note G) have been excluded from the computations since they would be antidilutive.

[7]   Research and development expenses:

       Costs of research and development activities are expensed as incurred.

[8]   Advertising expenses:

      The Company expenses advertising costs which consist primarily of promotional items and print media, as incurred. Advertising expenses amounted to $9,000, $5,000, and $21,000 for the years ended December 31, 1999, 1998 and for the cumulative period July 31, 1992 (inception) through December 31, 1999, respectively.

[9]   Use of estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

[10]  Investment - NMXS, com, Inc.:

      The Company initially recorded its investment in NMXS.com, Inc. at cost and uses the equity method of accounting to record its share of income or loss.

[11]  Correction of financial statements:

      The 1998 financial statements have been restated to give effect to warrants issuable under an agreement (see Note G). Previously, certain warrants issuable to consultants were treated for accounting purposes as dependent on the achievement of performance conditions and no charge to operations was recognized. The 1998 financial statements have been adjusted to reflect the fair value of these fully vested, nonforfeitable and exercisable equity instruments as an expense in accordance with prescribed measurement principles. Accordingly, net loss and net loss attributable to common stockholders increased by $660,000 and basic and diluted loss per share increased $.01.

      In addition, the 1998 financial statements have been restated to give effect to the beneficial conversion feature of convertible preferred stock issued in January 1998 (see Note G). The 1998 financial statements have been adjusted to reflect the deemed dividend resulting from the calculation of the beneficial conversion feature without regard to discounts on the quoted market price of the common stock. Accordingly, net loss attributable to common stockholders increased by $920,000 and basic and diluted loss per share increased by $.02.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
December 31, 1999

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS
         (CONTINUED)

[12]  Revenue recognition:

      Contract revenues represent primarily reimbursed expenditures incurred in connection with a government research contract. The significant aspects of this contract were completed in 1997 and the company does not expect any significant reimbursements beyond 1997. Amounts reimbursed represent miscellaneous other income. The Company expects to earn revenues from the sale or licensing of its products and such revenue will be recognized in accordance with the terms of the underlying agreements at the time such transactions are consummated.

NOTE C - SUBSCRIPTIONS RECEIVABLE

In December 1999, the Company received subscriptions to purchase 533,000 common shares at $.75 per share in a private placement offering. Proceeds of $325,000 were received in January 2000 and have been recorded as an asset as of December 31, 1999.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 1999 consists of the following:

                                                    Useful Lives
                                                      In Years
                                                   --------------

              Furniture and fixtures                     5              $57,000
              Computers                                  5               38,000
              Equipment                                  5              113,000
                                                                      ---------
                                                                        208,000
              Less accumulated depreciation                             143,000
                                                                      ---------
                                                                      $  65,000
                                                                      =========

NOTE E - INVESTMENT - NMXS.COM, INC.

On June 3, 1999, the Company entered into an agreement with NMXS.com, Inc. (formerly New Mexico Software, Inc., a public company) and invested $100,000 for 5,416,300 shares of common stock. As a result of this investment, the Company owns approximately 28% of NMXS.com, Inc. As a result of losses incurred by NMXS through December 31, 1999, the Company reduced its investment cost in NMXS to zero. The Company will not record any of the future earnings associated with NMXS.com, Inc. until such, all the cumulative losses have been recovered. The cumulative losses in excess of the amount invested amounted to $187,000 as of December 31, 1999. In addition, per the stock purchase agreement with NMXS.com, Manhattan Scientifics provided NMXS.com with business and management advice through August 1999 without remuneration. Our CEO received a salary of $60,000 and a leased car from NMXS.com, Inc. as consideration for his services provided to NMXS.com, Inc.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
December 31, 1999


NOTE E - INVESTMENT - NMXS.COM, INC. (CONTINUED)

The following is a summary of financial data regarding financial position and results of operations of NMXS.com, Inc. as of December 31, 1999 and for the year ended December 31, 1999:

           Current assets (including cash of $977,000)            $ 1,167,000
           Furniture and equipment                                    136,000
           Other assets                                                 6,000
                                                                  -----------

                                                                  $ 1,309,000
                                                                  ===========

           Liabilities                                            $    85,000
           Stockholders' equity                                     1,224,000
                                                                  -----------

                                                                  $ 1,309,000
                                                                  ===========


           Revenue                                                $   266,000
                                                                  ===========

           Net loss                                               $(1,687,000)
                                                                  ===========

NOTE F - NOTES PAYABLE

In August 1999, the Company borrowed $275,000 from the Chief Operating Officer. The loan bears interest at the rate of 5.5% per annum and is due upon the earlier of 18 months or the date of a private placement raising at least $1,500,000. The loan may be prepaid at any time. The Chief Operating Officer had originally delivered to the Company $275,000 to exercise options each exercisable to purchase common stock but such exercise was rescinded and the options have been treated as if not exercised. No shares were delivered as a result of this transaction.

In August 1999, a stockholder provided bridge financing to the Company in the amount of $500,000. Interest on the loan was at 13.5% per annum. The loan was repaid in October 1999 with a subsequent borrowing from another stockholder as described below.

In October 1999, the Company obtained a $500,000 loan from a stockholder (the Peters Corporation) with interest at prime plus 1%. The loan was paid in full in December 1999 plus interest amounting to $7,000. In connection with this loan, the Company arranged to have 150,000 common shares of the Company delivered to the Peters Corporation from another stockholder. The fair market value of the Company's stock was approximately $1.27 per share at the date of the transaction. Subsequently, the Company agreed to issue to the Peters Corporation 150,000 common shares in replacement of shares provided by the third party. The Company recognized a charge in 1999 of $191,000 for the value of the shares deliverable with a corresponding credit to additional paid-in capital.

NOTE G - CAPITAL TRANSACTIONS

Common Stock:

The following common stock transactions include the effects of restating of stockholders' equity for the shares received in the recapitalization/merger as a result of the reverse acquisition. The exchange rate of such shares was 9.59 Manhattan Scientifics, Inc. common shares for each Tamarack common share. Accordingly, the

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
December 31, 1999


Company's financial statement presentation indicates that there were 44,000,000 common shares outstanding immediately prior to consummating the reverse merger.

NOTE G - CAPITAL TRANSACTIONS (CONTINUED)

Effective July 31, 1992, the Company issued 14,391,627 shares of common stock to the founders for certain intangible assets.

During 1994, the Company effected the following stock transactions:

   Issued 14,391,627 shares of common stock to Projectavision, Inc. at approximately $.21 per share in accordance with a stock purchase agreement.

   Issued 479,720 shares of common stock on exercise of options at a price of approximately $.10 per share.

   Issued 345,399 shares of common stock at a price of approximately $.52 per share.

During 1996, the Company issued 14,391,627 shares of common stock for $15,000.

During 1997, the Company repurchased 7,195,814 shares of common stock for $15,000.

During 1998, the Company effected the following transactions:

   In January 1998, repurchased 7,195,813 shares of common stock for $15,000.

   In January 1998, the Company made a special distribution to Projectavision of 14,391,627 common shares held in treasury.

   In January 1998, in accounting for the reverse merger transaction, the Company was deemed to have issued 11 million common shares for the net monetary assets of Grand which was nominal.

   In January 1998, issued 5,000,000 shares of common stock for $.20 per share in a private placement offering.

   In January 1998, issued 7,200,000 shares of common stock at $.20 per share to acquire certain intangible assets.

   In February 1998, issued 1,000,000 shares of common stock with a market value of $.58 per share for consulting services.

   In April 1998, issued 275,000 shares of common stock at $.18 per share to an accredited investor in a private placement offering.

   In July 1998, issued 9,435,405 shares of common stock on conversion of 182,525 shares of Series A convertible preferred stock, and included 309,155 of common shares representing payment in satisfaction of accumulated dividend of approximately $100,000 at date of conversion.

   In July 1998, as part of the private placement transaction described below, the Company issued 10 million common stock purchase warrants at an exercise price of $.05 per share to the "Lauer Entities". In addition, the Company arranged for this third party to purchase 43,170,512 shares of the Company's common stock from Projectavision, Inc. Furthermore, the Company agreed to issue 20 million shares of common stock to this third party at a price of $.05 per share, together with rights to assign such shares to certain other third parties. Such rights were assigned to the certain other third parties as noted directly below.

   From August 1998 through December 1998, issued 20,340,000 shares of its common stock at $.05 per share in a private placement offering.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
December 31, 1999


NOTE G - CAPITAL TRANSACTIONS (CONTINUED)

   During 1999, the Company effected the following transactions:

        In August 1999, issued 1,000,000 shares of common stock for $1.00 per share to acquire certain intangible assets.

        In October 1999, issued 78,000 shares in satisfaction of accrued expenses.

        In October 1999, issued 100,000 shares at $.49 per share to acquire furniture and fixtures that were issuable in May.

        In October 1999, issued 10,000 shares at $.49 per share for consulting services that were issuable in May.

        In October 1999 issued 17,269 shares at market prices from April through September as consulting services were performed.

        In October 1999, exercised 100,000 options into 100,000 shares of common stock at $.20 per share.

        In December 1999, issued 1,600 shares of its common stock at $1.25 per share for services rendered.

        In December 1999, issued 533,000 shares of common stock at $.75 per share in a private placement offering.

Preferred Stock:

During 1993, in accordance with a Share Purchase Agreement, the Company issued 1,037,000 shares of its Series A preferred stock in exchange for consideration of $1,037,000 in cash, goods and services provided to the Company by an unrelated third party.

During 1995, the Company issued an additional 163,000 shares of its Series A preferred stock in settlement of all amounts due to the above mentioned third party in exchange for services value at $163,000.

During 1997, the Company repurchased all outstanding shares of its Series A preferred stock from the above mentioned third party for $70,000. In conjunction with this transaction, the Board of Directors canceled and retired the then existing Series A preferred stock.

On January 8, 1998, the Board of Directors of the Company authorized 1,000,000 shares of preferred stock having a par value of $.001 per share to be issued in such series and to have such rights, preferences and designations as determined by the Board of Directors.

On January 8, 1998, the Board of Directors of the Company authorized 182,525 shares of Series A convertible redeemable preferred stock having a par value of $.001. Dividends, which are cumulative, are paid semi-annually in cash or common stock at the Company's option at a rate of ten percent per share based on a liquidation value of $10 per share. The Series A shares are convertible at the rate of fifty shares of the Company's common stock for each Series A preferred share, are redeemable at the option of the Company at $15 per share, have preference in case of liquidation, and have voting rights equal to fifty votes per share.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
December 31, 1999


NOTE G - CAPITAL TRANSACTIONS (CONTINUED)

On January 8, 1998, in connection with the reverse merger transaction, the Company issued 182,525 shares of its Series A convertible redeemable preferred stock and a warrant to purchase 750,000 shares of the Company's common stock at a price of $.10 per share in settlement of a note payable due to Projectavision, Inc. in the amount of $1,500,000 plus accrued interest of $330,000. The note required interest at 6% per annum. Interest expense related to this note payable for 1997 amounted to $90,000. The Company recorded a deemed dividend of $1,020,000 as a result of the beneficial conversion feature of such preferred shares at the date of issuance with a corresponding increase to additional paid-in capital.

On July 28, 1998, the holder of the Series A convertible redeemable preferred stock converted their shares into 9,435,405 shares of the Company's common stock.

In December 1999, the Company issued 245,165 shares of Series B convertible preferred stock at $6.00 per share in a private placement offering. The shares are convertible at a rate of ten common shares for each preferred share. These shares have voting rights and dividend rights as if each share had been converted to common stock.

The 1999 financial statements reflect the deemed dividend on the Series B preferred stock of $1,471,000 resulting from the calculation of the beneficial conversion feature based on the quoted market price of the common stock.

Stock Options:

The Company has elected to account for its employee stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Under APB No. 25, generally, no compensation expense is recognized in the accompanying financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the Company's stock, as of the grant date, is not more than the amount an employee must pay to acquire the stock as defined; however, to the extent that stock options are granted to non employees, for goods or services, the fair value of these options are included in operating results as an expense.

A summary of the Company's stock option activity and related information is as follows:

                                                                                     Weighted       Number of
                                                     Number of        Exercise       Average         Common
                                                      Common          Price Per      Exercise        Shares
                                                      Shares            Share        Price         Exercisable
                                                  -------------      -----------   -----------   ---------------
       Outstanding as of December 31, 1997                      0                                             0
         Granted                                       21,325,000        $.20          $.20          21,325,000
       Canceled                                       (15,000,000)       $.20          $.20         (15,000,000)
                                                -----------------                               ---------------
       Outstanding as of December 31, 1998              6,325,000        $.20          $.20           6,325,000
         Granted                                       16,250,000    $.05 and $.20     $.05          16,250,000
         Canceled                                               0                                             0
                                                -----------------                               ---------------

       Outstanding as of December 31, 1999             22,575,000                                    22,575,000
                                                =================                               ===============

All options issued during 1999 and 1998 vested immediately and expire at various dates during 2008 and 2009.

Tamarack Storage Devices, Inc. 1992 Stock Option Plan was terminated in connection with the reverse merger transaction. All options outstanding were canceled at that time.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
December 31, 1999


NOTE G - CAPITAL TRANSACTIONS (CONTINUED)

On January 8, 1998, the Company adopted its 1998 Stock Option Plan (the "Plan"). Under the Plan, incentive and non-qualified stock options may be granted to key employees and consultants at the discretion of the Board of Directors. Any incentive option granted under the Plan will have an exercise price of not less than 100% of the fair market value of the shares on the date on which such option is granted. With respect to an incentive option granted to a Participant who owns more than 10% of the total combined voting stock of the Company or of any parent or subsidiary of the Company, the exercise price for such option must be at least 110% of the fair market value of the shares subject to the option on the date on which the option is granted. A non-qualified option granted under the Plan (i.e., an option to purchase the common stock that does not meet the Internal Revenue Code's requirements for incentive options) must have an exercise price of not less than 100% of the fair market value of the stock on the date of grant. The directors determine the vesting of the options under the Plan at the date of grant. A maximum of 30,000,000 options can be awarded under the Plan. The terms of grant permit a noncash exercise.

On July 28, 1998 in connection with a private placement transaction, the holders of 15 million options relinquished those options. 10 million of such options were recast as warrants to purchase shares of the Company's common stock at an exercise price of $.05 per share and given to a third party as a portion of the consideration for the private placement. No value such was ascribed to the 10 million warrants as they have deemed to be issued in connection with the private placement. The remaining 5 million options were also recast as warrants to purchase shares of the Company's common stock at an exercise price of $.05 per share and given to the original option holders. The in the money feature of such options amounted to $1,100,000 and was recorded as compensation and was classified in general and administrative expense in the statements of operations for the year ended December 31, 1998. The incremental fair value associated with those warrants was computed using the Black-Scholes method which approximated $115,000 has been included in the pro-forma net loss calculation below. On May 6, 1999, 500,000 options were repriced to $.05 which were previously granted at $.20 on January 8, 1998 to a director of the Company. The in the money feature of such options amounted to $220,000 and was recorded as compensation and was classified in general and administrative expense in the statement of operations for the year ended December 31, 1999.

Disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation are shown below.

Exercise prices and weighted-average contractual lives of stock options outstanding as of December 31, 1999 are as follows:

                              Options Outstanding                   Options Exercisable
                 --------------------------------------------   ---------------------------
                                    Weighted
                                     Average        Weighted                      Weighted
                                    Remaining       Average                       Average
     Exercise       Number         Contractual      Exercise        Number        Exercise
      Price       Outstanding          Life          Price       Exercisable       Price
      -----      -------------     -----------     ----------   -------------    ----------

      $.05         16,200,000          9.30           $.05        16,200,000         $.05
      $.20          6,375,000          8.60           $.20         6,375,000         $.20

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
December 31, 1999


NOTE G - CAPITAL TRANSACTIONS (CONTINUED)

The following table summarizes the pro forma operating results of the Company had compensation costs for the stock options and warrants granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

                                                            1999               1998
                                                      ----------------   ----------------
         Pro forma net loss available to common
           shareholders                               $   (11,914,000)   $    (6,158,000)
                                                      ===============    ===============

         Pro forma basic and diluted loss per share        $(.12)             $(.09)
                                                           ======             =====

For the purpose of the above pro forma information, the fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted during 1999 and 1998 was $.48 and $.24, respectively. The following weighted-average assumptions were used in computing the fair value of option grants for 1999 and 1998: weighted-average risk-free interest rate of 5.53% and 5.48%; zero dividend yield; volatility of the Company's common stock of 129% and 43%; and an expected life of the options of ten years.

The fair value of the options issued during 1999 and 1998 with an exercise price below the market price approximated $6,160,000 and $1,490,000, respectively.

In addition to the above, the Company recorded charges to operations of $6,572,000 and $1,065,000 in 1999 and 1998, respectively for options issued for services rendered to the Company.

Warrants:

The Company issued or was committed to issue the following warrants as of December 31, 1999:


                            Number of  Exercise   Contractual   Number of Shares
            Date            Warrants    Price        Life         Exercisable
     -----------------   ------------  --------   -----------   ----------------
     January 8, 1998          750,000    $.10      10 years            750,000
     February 10, 1998      2,000,000    $.75          A             2,000,000
     July 28, 1998         15,000,000    $.05      10 years         15,000,000
                         ------------                            -------------

                           17,750,000                               17,750,000
                         ============                            =============


MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
December 31, 1999


NOTE G - CAPITAL TRANSACTIONS (CONTINUED)

A - Warrants have no stated contractual life. The Company agreed to issue these warrants in connection with an agreement in which a third party was to render financial consulting services to the Company. These warrants were valued as of the date of issuance using the Black-Scholes model. The following assumptions were used in computing the fair value of these warrants, weighted risk-free interest rate of 5.49%; zero dividend yield; volatility of the Company's common stock of 43%; and an expected life of the warrants of ten years. In July 1998, the Company amended the original consulting agreement dated February 10, 1998 (the "Agreement") to incorporate a lock-up provision relating to the common shares of the Company held by the third party. In addition to the lock-up provision, the Company amended the Agreement to allow for a cashless exercise of these warrants as consideration for the lock-up provision. In August 1999, the Company was notified by the holder of certain warrants that 1,076,923 shares of common stock (valued at $1,750,000) should be issued pursuant to the terms of the cashless exercise provisions in the amended consulting agreement. In connection with the cancellation and release of all contracts with Equilink, LLC on December 31, 1999, Equilink agreed to sell such warrants it held to the Company (or to a third party) for the purchase price of $500,000. On January 4, 2000, the Company advanced $100,000 towards the purchase price which was paid in full on February 14, 2000 by a third party. The Company was reimbursed by the third party purchaser for the $100,000 advanced. As a result, the Company has recorded $1,090,000 and $660,000 charges for consulting services for the year ended December 31, 1999 and 1998, respectively, with a corresponding increase to additional paid-in capital.

The fair value of the warrants issued during 1998 with an exercise price below the market price was $660,000.

NOTE H - INCOME TAXES

There is no provision for federal, state or local income taxes for the years ended December 31, 1999 and 1998, since the Company has incurred net operating losses.

The Company's deferred tax asset as of December 31, 1999 represents benefits from equity related compensation charges and net operating loss carryforwards of approximately $3,452,000 and $1,064,000, respectively which is reduced by a valuation allowance of approximately $4,516,000 since the future realization of such tax benefit is not presently determinable.

As of December 31, 1999, the Company has a net operating loss carryforward of $12,346,000 expiring in 2008 through 2020 for federal income tax purposes and 2004 for state income tax purposes. As a result of ownership changes, internal revenue code Section 382 limits the amount of such net operating loss carryforward available to offset future taxable income to approximately $2,697,000 in the aggregate.

The difference between the statutory federal income tax rate applied to the Company's net loss and the Company's effective income tax rate for the years ended December 31, 1999 and 1998 is summarized as follows:

                                                       Year Ended
                                                      December 31,
                                                     --------------
                                                     1999      1998
                                                   -------    ------

             Statutory federal income tax rate       34.0 %     34.0 %

             Increase in valuation allowance        (34.0)%    (34.0)%
                                                    -----      -----

                                                      0.0 %     0.0 %
                                                    =====      =====

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
December 31, 1999


NOTE I - COMMITMENTS

[1]    License and development agreements:

       In March 1997, the Company entered into a Cooperative Research and Development Agreement (the "CRADA Agreement") with the Regents of the University of California to develop a polymeric based recording media that will satisfy all of the requirements for an holographic media storage device. The work was to be completed within 25 months from the original date of execution. Each party shall have the first option to retain title to any subject inventions made by its employees during the work under this agreement. The agreement provides that the Company's contribution to funding will be $264,000. The CRADA research and development expenses charged to the statement of operations for the years ended December 31, 1999 and 1998 and for the cumulative period July 31, 1992 through December 31, 1999 amounted to $31,000, $47,000 and $83,000, respectively.

       On January 11, 1998, the Company entered into a research and development agreement with Energy Related Devices, Inc. ("ERDI"). The term of the agreement is for the later of three years from the commencement date as defined in the agreement or the delivery of a prototype suitable for commercial sale or license regarding the fuel cell product defined in the agreement. The Company is obligated to fund up to $1 million in accordance with certain milestones as defined in the agreement. Upon the delivery of a prototype suitable for commercial sale or license regarding the fuel cell product, the Company's obligation will be to pay ERDI $10,000 per month until the Company funds or determines not to fund the research and development of ERDI's solar cell invention. Through December 31, 1999, the Company has provided $1,000,000 to ERDI for research and development activities. In addition, the Company is providing for key-man life insurance coverage on the primary stockholder of ERDI. In May 1999, the Company committed to funding an additional $300,000 under the ERDI agreement of which $30,000 has been paid through December 31, 1999.

       In August 1999, the Company entered into a license option agreement with the Regents with the University of California for Cyclodextrin Polymer Saporation materials. The agreement grants the Company an exclusive option to negotiate an exclusive world-wide license under University's patent rights. The initial term expired on February 29, 2000 and was extended for a second term to February 28, 2001. Upon exercise of the agreement, the Company paid to the University a fee of $10,000. The agreement was extended to a second term and the Company paid an additional $10,000 fee.

[2]    Consulting agreements:

       During 1998, the Company entered into a consulting agreement (the "Agreement") with a former stockholder of Tamarack to provide research related activities. In connection with the Agreement, the consultant receives approximately $2,300 per month for such services and is eligible for a lump sum payment of $50,000 upon the attainment of a revenue milestone as defined in the Agreement. In accordance with the Agreement, the Company issued stock options to purchase 250,000 shares of the Company's common stock at $.20 per share.

[3]    Employment agreement:

       On August 30, 1999, the Company entered into an employment and noncompetition agreement with an individual to provide research related activities. The term of the agreement is for one year commencing on September 1, 1999. The agreement allows for two one year renewal options unless terminated by either party. Base salary is $90,000 per annum with available additional cash compensation as defined in the agreement. In addition, the employee is eligible to receive stock options to purchase 500,000 shares of common stock at $.40 per share.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
December 31, 1999


NOTE I - COMMITMENTS (CONTINUED)

[4]    Intangible asset acquisition:

       On August 6, 1999, the Company entered into an agreement with Novars Gesellschaft Furneve Technologies mbh ("Novars") to acquire all of the intellectual property rights of Novars. As compensation, the Company issued 1,000,000 shares of its common stock. 500,000 of such shares were treated as if issuable and will be held in escrow pending administrative issuance of certain patents as defined in the agreement. The initial purchase price was estimated at $1,000,000 based upon the value of the common shares issued at the date of the transaction as determined by management. However, the eventual purchase price can not be determined until such time the shares held in escrow have been released to the third party. In addition, the Company is obligated to pay a three percent royalty in perpetuity on the revenues earned by the Company as defined in the agreement.

       In conjunction with the above, the Company entered into a three year research and development agreement with Novars with automatic one year renewals unless terminated by either party. In accordance with this agreement, the Company advanced $200,000 in August 1999. The Company is obligated to advance $400,000 based on certain milestones included in this three year research and development agreement as amended.

[5]    Leases:

       The Company is obligated under two separate operating leases for office space located in Los Alamos, New Mexico and New York City. Both leases expire in 2001. The Company received reimubrsement of $109,000 against rent charges for the year ended December 31, 1999 from a related party. Rent expense charged to operations was approximately $16,000 for the year ended December 31, 1999 and $37,000 for 1998.

       Minimum future rental payments under these leases are as follows:

                  Year Ending
                  December 31,
                  ------------

                      2000                                   $ 105,000
                      2001                                      75,000


NOTE J - RELATED PARTY TRANSACTIONS

The law firm of one director received $83,100 compensation for legal services rendered to the Company during the year ended December 31, 1999.

The accounting firm of one of our directors received $29,000 compensation for accounting services rendered to the Company during the year ended December 31, 1999.

The partners of one director received an aggregate of 200,000 options to purchase Company common stock at $.05 per share as consideration for the director's reduced availability which options were valued at $330,000 and expensed to attend to partnership duties as a result of his activities on behalf of the Company.

NMXS.com, Inc. pays our CEO a yearly salary of $60,000 and leases a car for our CEO as consideration for his services.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
December 31, 1999

During 1998, the Company entered into a research and development agreement with Energy Related Devices, Inc. ("ERDI"), ERDI is majority-owned by a shareholder of the Company (see Note H[1]).

NOTE K- SUBSEQUENT EVENTS

Common stock:

In January 2000, the Company issued 515,000 shares of common stock at $.75 per share in a private placement offering.

Other:

On March 7, 2000, the Company entered into a license option agreement with a third party for nanoporous polymer molecular filter technologies. The agreement grants the Company an exclusive option to negotiate an exclusive world-wide license under the third party's patent rights. The initial term will expire on September 15, 2000 with an option for an additional six month term. The Company paid $10,000 to execute the license option agreement and if extended to a second term will require an additional $10,000 fee.

Item 8.  Changes in and Disagreements with Accountants

         On August 2, 1999, we appointed Richard A. Eisner & Company, LLP as our independent accountants for the purpose of conducting an audit. We have no disagreements to report.


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The names and ages of our directors and executive officers as of April 9, 2000, are set forth below. Biographical information for each of these persons is also presented below. There are no existing family relationships between or among any of our executive officers or directors.


Name                                  Age                 Position
----                                  ---                 --------

Marvin Maslow.......................  62    President, Chief Executive Officer,
                                            Chairman of the Board

Jack Harrod.........................  58    Chief Operating Officer

Scott L. Bach, Esq..................  37    Secretary, Director

David A. Teich, CPA.................  43    Director

Pursuant to our bylaws, directors are to be elected at each annual meeting and serve until their successors have been elected. We have not held an annual meeting since the reverse merger. Officers are appointed by the board of directors and serve for one year terms.

         Marvin Maslow has served as our chief executive officer and chairman of the board since our reverse merger in January 1998. From June 1990 through September 1996, prior to joining Manhattan Scientifics, Mr. Maslow served as chief executive officer of Projectavision, Inc., a company he co-founded to develop and market video projection technology. Since November 1996, Mr. Maslow has also served as chief executive officer and chairman of the board of Tamarack Storage Devices, Inc., a wholly owned subsidiary of Manhattan Scientifics. Since August 1999, Mr. Maslow has also served as a director of NMXS.Com, Inc., a company in which Manhattan Scientifics owns approximately 28%. For more than twenty years, Mr. Maslow has been President of Normandie Capital Corp., a private investment and consulting company. Mr. Maslow received an A.A.S. degree from the Rochester Institute of Technology in 1957. While Mr. Maslow has other business interests, he generally spends 100% of his working time on our affairs.

         Jack Harrod has served as our chief operating officer since August 1998. From November 1966 to March 1998, Mr. Harrod held a variety of executive positions at Texas Instruments, including executive vice president. Mr. Harrod received a B.S. in Electrical Engineering from the College of Engineering, University of Arkansas in 1964. Mr. Harrod generally spends 100% of his working time on our affairs.

         Scott L. Bach, Esq. has served as our secretary and as a director of ours since January 1998. Since November 1996, Mr. Bach has served as secretary and director of Tamarack Storage Devices, Inc., a wholly owned subsidiary of Manhattan Scientifics. Since August 1999, Mr. Bach has also served as a director of NMXS.Com, Inc., a company in which Manhattan Scientifics owns approximately 28%. Mr. Bach founded Bach & Associates in 1995, a law firm specializing in commercial matters. From 1988 to 1995, he was associated with the law firm of Robinson Silverman Pearce Aronsohn & Berman. From 1987 to 1988, he was associated with the law firm of Zalkin, Rodin & Goodman. Mr. Bach received a B.A. from Queens College, City University of New York in 1984 and a J.D. from Hofstra Law School in 1987. Mr. Bach generally spends 50% of his working time on our affairs.

         David A. Teich, CPA has served as a director of ours since May 1999 and is the managing partner of Teich, Beim & Moro, CPA's, P.C. Since January 1999, Mr. Teich's accounting firm has acted as our internal controller. Mr. Teich graduated with a B.B.A. degree from Pace University in 1979, became a CPA in 1982, and has been employed by his firm in various capacities including accountant, manager, partner and managing partner since 1977.

All of our officers, directors and 10% or greater shareholders have filed a Form 3, although such forms were not filed on the date we became a reporting company.

Item 10.  Executive Compensation

         The following table sets forth information as to the compensation awarded by us to our executive officers and directors for the fiscal year ended December 31, 1998, and through December 31, 1999.



                                     Annual Compensation                                           Long Term Compensation
                                     -------------------                                           ----------------------
                                                                                            Awards                   Payouts
                                                                                            ------                   -------
                                                               Other               Restricted
                                                               Annual              Stock         Options                 Com-
Name                    Title      Year    Salary    Bonus     Compensation(1)     Awarded       SARs         Payouts    pensation
----                    -----      ----    ------    -----     ---------------     -------       ----         -------    ---------

Marvin Maslow           Pres.,     1998    $0        $0        $30,000             -0-            2.5mm(2)    -0-        -0-
                        CEO,       1999    $0        $0        $69,195(10)         -0-           12.5mm(3)    -0-        -0-
                        Chrmn


----------------------

(1) Throughout 1998, we granted a monthly non-accountable expense allowance to our uncompensated full-time CEO (Mr. Maslow) at the rate of $2,500 per month, and granted a non-accountable expense allowance in the aggregate of $8,000 to our uncompensated full-time COO (Mr. Harrod). Commencing in January 1999, we increased the allowance to our CEO and COO at the uniform rate of $4,000 each per month. Does not include reimbursement of accountable expenses.

(2) On January 8, 1998, Mr. Maslow was granted 7.5 million options at a 20 cent exercise price. In connection with a private placement to a third party in July, 1998, Mr. Maslow relinquished these options. Five million of these options were recast as warrants to purchase shares of our common stock at a 5 cent exercise price and given to the third party as a portion of the consideration for the private placement. The remaining 2.5 million of these options were also recast as warrants at a 5 cent exercise price and given to Mr. Maslow. On May 6, 1999,
(1) Mr. Maslow's 2.5 million warrants were recast as 2.5 million options at an exercise price of 5 cents per share, and (2) we granted Mr. Maslow 12.5 million additional options at


Jack Harrod             COO        1998    $0        $0        $ 8,000             -0-           2.75mm(4)    -0-        -0-
                                   1999    $0        $0        $48,000             -0-           -0-          -0-        -0-

Scott L. Bach           Sec'y,     1998    $0        $0        $0                  -0-           500k(5)      -0-        -0-
                        Dirctr     1999    $0        $0        $0                  40,000(11)    500k(6)      -0-        -0-

David A. Teich          Dirctr     1998    $0        $0        $0                  -0-           -0-          -0-        -0-
                                   1999    $0        $0        $0                  -0-           500k(7)

Martin Holleran         Dirctr     1998    $0        $0        $0                  -0-           7.5mm(8)     -0-        -0-
                                   1999    $0        $0        $0                  -0-           -0-          -0-        -0-

Jules Zimmerman         Dirctr(9)  1998    $0        $0        $0                  -0-           500k         -0-        -0-
                                   1999    $0        $0        $0                  -0-           -0-          -0-        -0-

----------------------

an exercise price of 5 cents per share. At that time, it was determined that the duration of all of Mr. Maslow's options, 15 million in the aggregate, would be 10 years from May 6, 1999, and that the options would be immediately exercisable, "cashless" and assignable.

(3) See footnote 2, above.

(4) Mr. Harrod's options were granted on August 10, 1998, at the exercise price of 20 cents per share, and with a life of 10 years.

(5) On January 8, 1998, Mr. Bach was granted 500,000 options for his services as a director of ours at an exercise price of 20 cents per share. These options were recast at an exercise price of 5 cents per share on May 6, 1999.

(6) On May 6, 1999, Mr. Bach was granted 500,000 options for his services as an officer of ours, at the exercise price of 5 cents per share. At that time, it was determined that the duration of all of Mr. Bach's options, 1 million in the aggregate, would be 10 years from May 6, 1999, and that the options would be "cashless" and assignable.

(7) On May 6, 1999, Mr. Teich was granted 500,000 immediately exercisable, "cashless," assignable options for his services as a director of ours, at the exercise price of 5 cents per share, and having a duration of 10 years from May 6, 1999.

(8) Resigned as a director of ours during the first quarter of 1999. On January 8, 1998, Mr. Holleran was granted 7.5 million options at a 20 cent exercise price, with a duration of 10 years. In connection with a private placement to a third party in 1998, Mr. Holleran relinquished these options. 5 million of these options were recast as warrants at a 5 cent exercise price and given to the third party as a portion of the consideration for the private placement. The remaining 2.5 million options were also recast as warrants at a 5 cent exercise price and given to Mr. Holleran. Mr. Holleran thus has 2.5 million warrants at an exercise price of 5 cents per share.

(9) Resigned as a director of ours during the first quarter of 1999. On January 8, 1998, Jules Zimmerman was granted 500,000 options at a 20 cent exercise price, with a duration of 10 years, for his services as a director of ours.

(10) Includes $20,000 of salary, a car allowance of $1,195 paid by New Mexico Software, Inc. and the non-accountable expense allowance referred to in footnote 1 above.

(11) Represents 40,000 shares of common stock of New Mexico Software, Inc. issued by New Mexico Software to Mr. Bach for services as a director of New Mexico Software.

Compensation of Directors and Officers

         Our officers and directors do not presently receive any cash compensation from us for their service as officers and/or directors. However, officers and directors do receive equity in the form of stock options in lieu of cash, at the discretion of the Board of Directors. Also, our officers and/or directors who are uncompensated full time employees of ours, Messrs. Maslow and Harrod, each presently receive a $4,000 per month non-accountable expense allowance.

 Employment Agreements

         We have entered into an employment agreement with Robert E. Hermes, Ph.D., our Senior Staff Scientist and polymer expert. This agreement commenced on September 1, 1999. The initial term is for one year with automatic renewals for two additional one year terms unless either party provides notice to the other of intention not to renew. Mr. Hermes received a salary of approxomimately $39,000 in 1999, and will receive 500,000 stock options, subject to a three year vesting schedule, of which none have been issued as of the date of this Form 10-KSB.

         At present, we have no employment agreements with our other officers or directors, although we intend to enter into such agreements with our full time management executives.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this Form 10-KSB. The information in this table provides the ownership information for:

         o each person known by us to be the beneficial owner of more than 5% of our common stock;

         o  each of our directors;

         o  each of our executive officers; and

         o  each of our executive officers and directors as a group.


         Beneficial ownership has been determined in accordance with the rules and regulations of the Securities and Exchange Commission and includes voting or investment power with respect to the shares and may exceed 100%. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. The number of shares of common stock outstanding used in computing beneficial ownership of each person listed below includes shares of common stock underlying options or warrants held by that person that are exercisable within 60 days of the date of this Form 10-KSB, but excludes shares of common stock underlying options or warrants held by another person. The percentage of beneficial ownership is based on 101,687,139 shares of common stock outstanding as of April 9, 2000.

         Unless otherwise indicated, the address of each beneficial owner is c/o Manhattan Scientifics, Inc., 641 Fifth Avenue, Suite 36F, New York, New York 10022. In addition to the shares outstanding as of the date of this Form 10-KSB, there are 154,000 shares of common stock which we are contractually obligated to issue but which have not yet been issued to the appropriate recipients. We are in the process of issuing such shares. These unissued shares are not included in the aggregate amount of outstanding shares indicated above. However, for purposes of accurately computing the percentage of beneficial ownership for each particular individual set forth in the following table, the quantity of unissued shares owed to each particular individual has been added to the aggregate amount of outstanding shares.

TABLE I                                            Number of
                                                   shares
Name and                                           beneficially
title of beneficial owner                          owned            Percentage
-------------------------                          -----            ----------


Marvin Maslow, President, Chairman of the
Board, Chief Executive Officer.................... 15,000,000(1)    12.7%

Jack Harrod, Chief Operating Officer.............. 4,750,000(2)      4.5%

Robert Hockaday, Chief Fuel Cell Scientist(3)..... 7,128,000         7.0%

Scott L. Bach, Esq., Secretary and Director....... 1,100,000(4)      1.1%

David A. Teich, CPA, Director .................... 502,000(5)         .5%

Lancer Management Group .......................... 33,895,512(6)    33.3%

Lancer Management Group II ....................... 22,000,000(7)    19.7%

Lancer Offshore .................................. 28,150,000(8)    27.7%

Michael Lauer..................................... 55,895,512(9)    50.0%


----------------


(1) Consists of 15,000,000 currently exercisable, "cashless" and assignable options at an exercise price of 5 cents per share.


(2) Consists of 2 million shares of common stock, and 2,750,000 currently exercisable ten year options that have an exercise price of 20 cents per share.

(3) Mr. Hockaday is an independent contractor to Manhattan Scientifics through his company Energy Related Devices, Inc. Though Mr. Hockaday has the title of Chief Fuel Cell Scientist, Mr. Hockaday is not an employee, officer or director of Manhattan Scientifics.

(4) Consists of 100,000 shares of common stock and 1,000,000 currently exercisable ten year options which are "cashless," assignable and have an exercise price of 5 cents per share.

(5) Consists of 2,000 shares of common stock and 500,000 currently exercisable ten year options which are "cashless," assignable and have an exercise price of 5 cents per share.

(6) Consists of the following shareholders of record: Lancer Offshore, Inc. (28,150,000 million shares), Lancer Voyager Fund (3 million shares), Michael Lauer (2,245,512 shares), and The Orbiter Fund (500,000 shares). Michael Lauer is the Managing Member of Lancer Management Group, LLC. Lancer Management Group, LLC has voting and dispositive power over the shares held by the business entities listed above, and is thus deemed the beneficial owner of such shares. We have been informed that Lancer Voyager Fund transferred its 3,000,000 shares to Lancer Offshore, Inc. As of the date of this Form 10-KSB, Lancer Voyager Fund remains the record owner of such shares.

(7) Consists of 12 million shares and 10 million ten year warrants at an exercise price of 5 cents per share held by Lancer Partners, L.P. Lancer Management Group II, LLC has voting and dispositive power over these shares and thus is deemed the beneficial owner of such shares. Michael Lauer is the Managing Member of Lancer Management Group II, LLC.

(8) Lancer Management Group, LLC has voting and dispositive power over these shares and thus is deemed the beneficial owner of such shares.

(9) Consists of shares beneficially owned by Lancer Management Group, LLC and Lancer Management Group II, LLC. Also consists of shares in Michael Lauer's name. Michael Lauer is the Managing Member of Lancer Management Group, LLC, and Lancer Management Group II, LLC, and has voting and dispositive power over these shares and thus may be deemed the beneficial owner of these shares.

Lancer Partners, L.P.............................. 22,000,000(10)   19.7%

All executive officers and directors as
a group (4 persons)............................... 21,352,000      17.7%

---------------------

(10) Consists of 12 million shares and 10 million ten year warrants at an exercise price of 5 cents per share. Lancer Management Group II, LLC has voting and dispositive power over these shares and thus is deemed the beneficial owner of such shares.

Item 12. Certain Relationships and Related Transactions

         During 1998, a number of potential accredited investors were introduced to us by Alan Cohen, a shareholder of ours. Subsequently, during 1998, we sold
2.5 million shares of our common stock to 12 accredited investors at $0.05 per share. Of the 2.5 million shares sold, 1,250,000 shares were issued to Mr. Cohen which shares were paid by the 12 private investors.

         Our 1999 annual rental for our principal executive offices was $60,000. 80% of the monthly rental was paid by Normandie Capital Corp., a private corporation owned by our Chief Executive Officer. Our 2000 annual rental for our principal executive offices is $63,000, 80% of which is paid on a month to month basis by Normandie Capital Corp.

         On November 24, 1999, Lancer Management Group, LLC, the beneficial owner of 34.9% of our securities, expressed its willingness to advance us funds as needed to continue our operations through January 1, 2001, upon reasonable terms and conditions to be agreed.

         In August 1999, the Orbiter Fund, a shareholder of ours and an affiliate of our largest shareholder, granted us a bridge loan in the principal amount of $500,000 bearing interest at the rate of 13.5%. We retired the loan in October 1999.

         In October 1999, we borrowed $500,000 from the Peters Corporation, a shareholder of ours. The loan bears interest at the rate of Citicorp prime plus 1% and matures on December 19, 1999. In connection with this loan, we arranged for the Peters Corporation to receive 150,000 shares of our common stock from a third party corporation controlled by a stockholder of ours. We subsequently agreed to issue to the Peters Corporation 150,000 shares of our common stock in replacement of the shares granted by the third party. As of the date of this Form 10-KSB, we have not yet issued the 150,000 replacement shares. We used the proceeds of this loan to retire the Orbiter Loan. We repaid this loan in full plus interest on December 15, 1999 with proceeds from a private placement.


         In 1998, we issued Zuckerman, Gore & Brandeis a total of 500,000 currently exercisable options, each exercisable to purchase one share of our common stock at $0.20 per share as compensation, in addition to cash compensation, for legal services rendered to us and to our wholly owned subsidiary, Tamarack Storage Devices, Inc.

         NMXS.Com pays our CEO a yearly salary of $60,000 and leases a car for our CEO as consideration for his services. NMXS.Com paid Mr. Maslow $20,000 in salary in 1999 and paid car lease payments of $1,195 in 1999. NMXS.Com issued Mr. Bach 40,000 shares of its common stock for services as a director in 1999.

         During 1998, Bach & Associates, the law firm of Scott L. Bach, our secretary and a director of ours, received $43,123 as compensation for legal services rendered to us at a discounted rate.

         From January 1, 1999 to December 31, 1999, Bach & Associates received $84,144 as compensation for legal services rendered to us at a discounted rate.

         From January 1, 1999 to December 31, 1999, Teich, Beim & Moro, P.C., the accounting firm of David A. Teich, CPA, a director of ours, received $29,439 as compensation for accounting services rendered to us at a discounted rate.

         In September 1999, the partners of David A. Teich, a director of ours, in the firm of Teich, Beim & Moro, P.C., received an aggregate of 200,000 options to purchase our common stock at an exercise price of 5 cents per share as consideration for Mr. Teich's reduced availability to attend to partnership duties as a result of his activities on behalf of Manhattan Scientifics. Michael Beim received 150,000 of such options and Christopher Moro received 50,000 of such options.

         Manhattan Scientifics borrowed $275,000 from Jack Harrod, our Chief Operating Officer, effective as of August 8, 1999. The loan bears interest at the annual rate of 5.5% and is due together with interest upon the earlier of
(1) eighteen (18) months from August 8, 1999, or (2) the date we complete a private placement of a class of our securities aggregating at least $1,500,000. We may prepay the loan at any time, in whole or in part, without penalty. Mr. Harrod had originally delivered us the $275,000 to exercise options, each exercisable to purchase our common stock, but such exercise was rescinded and the options have been treated as if not exercised.

Item 5.  Indemnification

         Our certificate of incorporation and bylaws contain provisions indemnifying our directors and executive officers against liabilities. In our certificate of incorporation, we have eliminated the personal liability of our directors and executive officers to Manhattan Scientifics and our stockholders for monetary damages for breach of their fiduciary duty, including acts constituting gross negligence. However, in accordance with Delaware law, a director will not be indemnified for a breach of its duty of loyalty, acts or omissions not in good faith or involving intentional misconduct or a knowing violation or any transaction from which the director derived improper personal benefit. In addition, our bylaws further provide that we may advance to our directors and officers expenses incurred in connection with proceedings against them for which they are entitled to indemnification.


         We procured directors' and officers' insurance on March 15, 2000.


         We have also agreed to indemnify, defend, and hold harmless each of our officers and directors to the fullest extent permissible by law with regard to any and all loss, expense or liability, including payment and advancement of reasonable attorney's fees, arising out of or relating to claims of any kind, whether actual or threatened, relating in any way to their service to us. We plan to memorialize these agreements as written contracts.

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number                              Description of Exhibit
------                              ----------------------


2.1                                 Agreement and Plan of Reorganization(1)
2.2                                 Agreement and Plan of Merger(1)
2.3                                 Certificate of Incorporation(1)
2.4                                 Amendment to Certificate of Incorporation(1)
2.5                                 Bylaws(1)
4.1                                 Specimen Common Stock Certificate(1)
10.1                                License/Assignment Agreement with Robert(b)
                                    Glenn Hockaday, and DKY, Inc.(1)
10.2                                Research and Development Agreement with
                                    Energy Related Devices, Inc.(1)
10.3 Letter Agreement with Energy Related Devices, Inc. and Robert Glenn Hockaday(1)
10.4 Intellectual Property Assignment and Research and Development Agreement with Novars Gesellschaft fur neue Technologien
                                      GmbH(1)
10.5 License Option Agreement with The Regents of the University of California(1)
10.6                                Lease of Executive Offices(1)
10.7                                Lease of New Mexico Facilities(1)
10.8                                1998 Stock Option Plan(1)
10.9                                Employment Agreement with Robert Hermes(1)
10.10                               Agreement with Stanton Crenshaw
                                    Communications(1)
10.11                               Agreement with Equilink(1)
10.12                               Stock Purchase Agreement between Manhanttan
                                      Scientifics, Inc., Projectavision, Inc., and Lancer Partners, L.P.(2)
10.13                               License Option Agreement with Mr. Edward
                                      Vanzo(3)
21.1                                List of Subsidiaries(3)
27.1                                Financial Data Schedule





(1) Incorporated by reference to the registrant's Form 10-SB filed with the Securities and Exchange Commission on December 8, 1999.

(2) Incorporated by reference as Amendment No.2 to the registrant's Form 10-SB filed with the Securities and Exchange Commission on February 9, 2000.

(3) Incorporated by reference to Amendment No.3 to the registrant's Form 10-SB filed with the Securities and Exchange Commission on March 29, 2000.

(b) Reports on Form 8-K

We did not file any reports on Form 8-K during 1999.

                                   SIGNATURES

         In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereonto duly authorized.

                                                MANHATTAN SCIENTIFICS, INC.



Dated:  April 10, 2000                         By: /s/ Marvin Maslow
                                                   -------------------------
                                                   Marvin Maslow
                                                   President, Chief Executive
                                                   Officer, Chairman of the
                                                   Board

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    Signature                  Title of Capacities               Date
    ---------                  -------------------               ----

/s/ Marvin Maslow              President, Chief                April 10, 2000
-----------------              Executive Officer,
    Marvin Maslow              Chairman of the Board


/s/ Scott L. Bach              Director, Secretary             April 10, 2000
-----------------
    Scott L. Bach


/s/ David Teich                Director                        April 10, 2000
---------------
    David Teich