Form 10KSB/A
period 1999-12-31
MANHATTAN SCIENTIFICS INC
filed 2000-05-05
CIK 1099132

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              -------------------


                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-KSB


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

State issuer's revenues for its most
recent fiscal year $0.00
                   -----



State the aggregate market value of the     Note.--If determining whether a
voting and non-voting common equity held    person is an affiliate will involve
by non-affiliates computed by reference     an unreasonable effort and expense,
to the price at which the common equity     the issuer may calculate the
was sold, or the average bid and asked      aggregate market value of the
price of such common equity, as of a        common equity held by non-affiliates
specified date within the past 60 days.     on the basis of reasonable
(See definition of affiliate in Rule        assumptions, if the assumptions are
12b-2 of the Exchange Act.)                 stated.
$228,180,914.75 ($4.25 closing price on
the Pink Sheets on May 3, 2000. Does
not include the 151,500 shares referred
to below.


(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes    No
                                                 ---   ---

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 101,687,139
                 --------------------------------------
(In addition to the shares outstanding as of the date of this Form 10-KSB, there are 151,500 shares of common stock which Manhattan Scientifics is obligated to issue but has not yet been issued to the appropriate recipients.

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


         We are also working to identify potential new technologies for possible acquisition and development although we have no agreements or arrangements for any other technologies as of the date of this Form 10-KSB, other than on April 28, 2000, we paid $100,000 to Novint Technologies, Inc. as an advance for scientific research and development services to be performed in connection with a technology we intend to license. A formal research and development agreement with Novint is being negotiated and the date of this Form 10-KSB and this payment was made to secure Novint's services pending consummation of the agreement. If no formal agreement is consummated by May 15, 2000, the funds advanced shall be repaid and repayment has been guaranteed.


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

         Mr. Hockaday received, through the merger of DKY, Inc. (see the next paragraph for a discussion of DKY) into Tamarack, 7,200,000 shares of our common stock in exchange for 4 micro fuel cell patents, 2 patent applications, and any resulting patents or inventions from this technology and his solar cell invention. Certain of those shares have been transferred to employees or partners of Mr. Hockaday. We also secured Mr. Hockaday's continued involvement for a limited period of time by agreeing to fund Mr. Hockaday's research and development efforts in connection with the technology through Energy Related Devices pursuant to a milestone timetable up to $1,000,000, which was disbursed as of August 1999. Mr. Hockaday is also to receive royalties on future revenues and sublicenses from any invention or any derivative of the acquired technology. In May 1999, we formally established a milestone timetable for Mr. Hockaday's development of the micro fuel cell and, subject to certain conditions and limitations, agreed to fund up to an additional $300,000 for research and development, of which $260,000, not including legal and travel reimbursements, has been disbursed as of March 31, 2000. We have issued an additional $100,000 since April 14, 2000.


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


         We currently have 23 patents filed relating to holographic data storage technology, of which 21 patents have been issued or are issuing and 2 are pending. The patents cover a range of concepts from optical design to media chemistry. Prior to the merger, Tamarack was engaged in the development of holographic data storage technology both independently and as member of a consortium of microelectronics companies funded privately and by the United States government through its Defense Advanced Research Projects Agency ("DARPA"). This research and development has continued independent of the consortium and DARPA since our acquisition of Tamarack.


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


         With respect to the technologies that we are developing, we have 31 patents that have been issued to us and 10 patents pending in the U.S. Patent and Trademark Office. We also have 7 trademark registration applications pending. Of these, with respect to the micro fuel cell device, 4 patents have been issued, 2 are pending, and there are 6 trademark registration applications pending. With respect to the mid-range fuel cell, we have 6 patents pending and 1 trademark registration application pending. With respect to the holographic storage technology, we have 21 patents issued and 2 patents pending. In addition, we continue to evaluate whether to pursue additional applications to protect our intellectual property.


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

Employees


         As of May 1, 2000, we had 3 full-time employees, including 2 uncompensated employees in general management, and 1 compensated employee in research and development and two part-time uncompensated employees. None of our employees is a member of any union or collective bargaining organization. We consider our relationship with employees to be good.



         A significant portion of our research and development is performed by independent contractors from whom we acquired certain technologies. As of May 1, 2000, we have two independent contractors conducting research and development for us (as described above, Robert Hockaday performs research and development under contract through his company Energy Related Devices, Inc., and the inventor of the mid-range fuel cell technology acquired by Manhattan Scientifics, Dr. Arthur Koschany, also performs research and development under contract through his company Novars). Our independent contractors rely upon a number of their respective personnel to satisfy their research and development obligations to Manhattan Scientifics.

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




                                                               Bid Prices
                                                               ----------
1998                                                        High         Low
----                                                        ----         ---

First Quarter...........................................   $0.69       $0.25

Second Quarter..........................................    0.63        0.16

Third Quarter...........................................    0.52        0.20

Fourth Quarter..........................................    0.70        0.20

                                                               Bid Prices
                                                               ----------
1999                                                        High         Low
----                                                        ----         ---

First Quarter...........................................   $0.75       $0.31

Second Quarter..........................................    1.95        0.35

Third Quarter...........................................    2.28        0.81

Fourth Quarter...........................................   5.25        0.94

                                                               Bid Prices
                                                               ----------
2000                                                        High         Low
----                                                        ----         ---


First Quarter ..........................................   $8.00       $3.50

Second Quarter through May 1, 2000 .....................    6.60        3.15




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



         Approximate Number of Holders. As of May 1, 2000, we had approximately 292 registered holders of record of our common stock. Some of those registered holders are brokers who are holding shares for multiple clients in street name. Accordingly, we believe the number of actual shareholders of our common stock exceeds the number of registered holders of record.

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

The shares accrue monthly based upon the closing price of our stock on the last day of each month, and are to be issued quarterly. As of May 2, 2000, we have issued Stanton Crenshaw Commnications, Inc., in the aggregate, 22,211 shares of our common stock and owe Stanton Crenshaw Communications, Inc. 1,500 shares of our common stock.



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

3. From July 28, 1998 through December 31, 1998, we raised $1,017,000 through the sale of 20,340,000 shares of common stock to 51 individuals and entities at 5 cents per share. The right to purchase these shares was originally granted to one entity (Lancer Partners, L.P.) on July 28, 1998, together with the right to assign the right to purchase such shares. That entity effectively assigned its rights to the 51 individuals and entities between July 28, 1998 and December 31, 1998. Finders fees aggregating $25,000 were paid to one entity.


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


   As described in Note B[11], revised 1998 financial statements have been presented by the Company to reflect the cost incurred for consulting services based on the fair value of the warrants issued and to reflect the deemed dividend resulting from the beneficial conversion feature of the immediately convertible preferred stock without regard to discounts on the quoted market price of the common stock.



   Richard A. Eisner & Company, LLP


   Florham Park, New Jersey
   February 2, 2000


   With respect to Note B[11]
   March 10, 2000

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


                                                                                 Preferred Stock
                                                                                 $.001 Par Value            Common Stock
                                                                               --------------------     --------------------
                                                                   Series A         Series B              $.001 Par Value
                                                                  Preferred    --------------------     --------------------
                                                                    Stock      Shares        Amount     Shares        Amount
                                                                    -----      ------        ------     ------        ------
Balance, December 31, 1997 (brought forward)                      $       0                           44,000,000    $  44,000
                                                                  ---------                          -----------    ---------
Purchase of 7,195,813 treasury shares of common
      stock for $15,000
Special distribution of 14,391,627 shares of
      common stock to Projectavision, Inc.
Shares deemed issued in connection
      with reverse merger                                                                             11,000,000       11,000
Issuance of 182,525 shares of Series A preferred
      stock and warrants exercisable into 750,000
      shares of common stock at an exercise price of
      $.10 per share in exchange for note payable of
      $1,500,000 and accrued interest of $330,000
      including deemed dividend in connection with
      beneficial conversion feature of preferred stock
Issuance of shares at $.20 per share, net of
      issuance costs                                                                                   5,000,000        5,000
Issuance of shares to purchase intangible assets                                                       7,200,000        7,000
Issuance of shares at $.58 per share for
      consulting services                                                                              1,000,000        1,000
Issuance of warrants on February 10, 1998, to purchase
      2,000,000 shares of common stock exercisable at
      $.75 per share at fair value for services resulting
      from cashless exercise feature                                                                                  660,000
Issuance of shares at $.18 per share                                                                     275,000       50,000
Issuance of shares on conversion of 182,525 shares
      of Series A preferred stock                                                                      9,435,405       10,000
Issuance of shares at $.05 per share                                                                  20,340,000       20,000
Issuance of stock options and warrants at fair value
      for services
Net loss/comprehensive loss
                                                                  ---------                          -----------    ---------

Balance, December 31, 1998 (carried forward)                              0                           98,250,405       98,000



                                                                                                   Deficit
                                                                                   Amounts       Accumulated
                                                                  Additional     Receivable      During the
                                                                    Paid-in         From         Development     Treasury
                                                                    Capital     Stockholders        Stage          Stock
                                                                    -------     ------------        -----          -----
Balance, December 31, 1997 (brought forward)                     $ 4,341,000    $          0    $ (6,676,000)    $ (15,000)
                                                                 -----------    ------------    ------------     ---------
Purchase of 7,195,813 treasury shares of common
      stock for $15,000                                                                                            (15,000)
Special distribution of 14,391,627 shares of
      common stock to Projectavision, Inc.                           346,000                                        30,000
Shares deemed issued in connection
      with reverse merger                                            (11,000)
Issuance of 182,525 shares of Series A preferred
      stock and warrants exercisable into 750,000
      shares of common stock at an exercise price of
      $.10 per share in exchange for note payable of
      $1,500,000 and accrued interest of $330,000
      including deemed dividend in connection with
      beneficial conversion feature of preferred stock             2,850,000                      (1,020,000)
Issuance of shares at $.20 per share, net of
      issuance costs                                                 970,000
Issuance of shares to purchase intangible assets                   1,433,000
Issuance of shares at $.58 per share for
      consulting services                                            579,000
Issuance of warrants on February 10, 1998, to purchase
      2,000,000 shares of common stock exercisable at
      $.75 per share at fair value for services resulting
      from cashless exercise feature                                 660,000
Issuance of shares at $.18 per share                                  50,000
Issuance of shares on conversion of 182,525 shares
      of Series A preferred stock                                    (10,000)
Issuance of shares at $.05 per share                                 997,000
Issuance of stock options and warrants at fair value
      for services                                                 2,165,000
Net loss/comprehensive loss                                                                       (4,580,000)
                                                                 -----------    ------------    ------------     ---------

Balance, December 31, 1998 (carried forward)                      14,370,000                0    (12,276,000)            0







                                                                      Total
                                                                      -----
Balance, December 31, 1997 (brought forward)                      $ (2,306,000)
                                                                  ------------
Purchase of 7,195,813 treasury shares of common
      stock for $15,000                                                (15,000)
Special distribution of 14,391,627 shares of
      common stock to Projectavision, Inc.                             376,000
Shares deemed issued in connection
      with reverse merger                                                    0
Issuance of 182,525 shares of Series A preferred
      stock and warrants exercisable into 750,000
      shares of common stock at an exercise price of
      $.10 per share in exchange for note payable of
      $1,500,000 and accrued interest of $330,000
      including deemed dividend in connection with
      beneficial conversion feature of preferred stock               1,830,000
Issuance of shares at $.20 per share, net of
      issuance costs                                                   975,000
Issuance of shares to purchase intangible assets                     1,440,000
Issuance of shares at $.58 per share for
      consulting services                                              580,000
Issuance of warrants on February 10, 1998, to purchase
      2,000,000 shares of common stock exercisable at
      $.75 per share at fair value for services resulting
      from cashless exercise features
Issuance of shares at $.18 per share
Issuance of shares on conversion of 182,525 shares
      of Series A preferred stock                                            0
Issuance of shares at $.05 per share                                 1,017,000
Issuance of stock options and warrants at fair value
      for services                                                   2,165,000
Net loss/comprehensive loss                                         (4,580,000)
                                                                  ------------

Balance, December 31, 1998 (carried forward)                         2,192,000


The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity (Capital Deficiency)(continued) (Notes A and G)
For the Cumulative Period From July 31, 1992 (Inception) Through
December 31, 1999 (continued)


                                                    Preferred Stock
                                                    $.001 Par Value
                                                -----------------------         Common Stock                             Amounts
                                    Series A           Series B                $.001 Par Value         Additional      Receivable
                                    Preferred   -----------------------      -------------------         Paid-in          From
                                      Stock       Shares       Amount        Shares       Amount         Capital       Stockholders
                                      -----     ----------   ----------      ------       ------         -------       ------------

Balance, December 31, 1998
   (brought forward)               $        0           0    $       0      98,250,405   $  98,000    $ 14,370,000     $         0
Issuance of shares in
satisfaction of accrued expenses                                                78,000                      15,000
Issuance of shares at $.49 per
   share for consulting services                                                10,000                       5,000
Issuance of shares at $.49 per
   share to purchase furniture
   and fixtures                                                                100,000                      49,000
Issuance of shares at market
   prices as consulting services
   were performed                                                               17,269                      15,000
Issuance of shares to purchase
   intangible assets                                                         1,000,000       1,000         999,000
Issuance of shares at $1.25 per
   share for services                                                            1,600                       2,000
Issuance of stock options
   immediately exercisable
   at fair value for services                                                                            6,572,000
Issuance of warrants on
   February 10, 1998 to purchase
   2,000,000 shares of common
   stock exercisable at $.75 per
   share for consulting services
   resulting from notification of
   warrant holder of intent to
   exercise                                                                                              1,090,000
Shares issuable at $1.27 per
   share in connection with note
   payable                                                                                                 191,000
Issuance of shares on exercise
   of 100,000 options at $.20 per
   share                                                                       100,000                      20,000
Issuance of Series B convertible
   preferred shares at $6.00 per
   share including deemed
   dividend in connection with
   beneficial conversion feature
   of preferred stock                             245,165                                                2,942,000
Issuance of shares at $.75
   per share                                                                   533,000       1,000         399,000

Net loss/comprehensive loss
                                  -----------  ----------    ---------    ------------   ---------    ------------     -----------

Balance, December 31, 1999        $         0     245,165    $       0     100,090,274   $ 100,000    $ 26,669,000     $         0
                                  ===========  ==========    =========    ============   =========    ============     ===========


                                         Deficit
                                       Accumulated
                                       During the
                                       Development        Treasury
                                          Stage             Stock         Total
                                          -----             -----         -----

Balance, December 31, 1998
   (brought forward)                   $(12,276,000)      $      0    $ 2,192,000
Issuance of shares in
   satisfaction of accrued expenses                                        15,000
Issuance of shares at $.49 per
   share for consulting services                                            5,000
Issuance of shares at $.49 per
   share to purchase furniture
   and fixtures                                                            49,000
Issuance of shares at market
   prices as consulting services
   were performed                                                          15,000
Issuance of shares to purchase
   intangible assets                                                    1,000,000
Issuance of shares at $1.25 per
   share for services                                                       2,000
Issuance of stock options
   immediately exercisable
   at fair value for services                                           6,572,000
Issuance of warrants on
   February 10, 1998 to purchase
   2,000,000 shares of common
   stock exercisable at $.75 per
   share for consulting services
   resulting from notification of
   warrant holder of intent to
   exercise                                                             1,090,000
Shares issuable at $1.27 per
   share in connection with note
   payable                                                                191,000
Issuance of shares on exercise
   of 100,000 options at $.20 per
   share                                                                   20,000
Issuance of Series B convertible
   preferred shares at $6.00 per
   share including deemed
   dividend in connection with
   beneficial conversion feature
   of preferred stock                    (1,471,000)                    1,471,000
Issuance of shares at $.75
   per share                                                              400,000

Net loss/comprehensive loss              (9,800,000)             0     (9,800,000)
                                       ------------       --------    -----------

Balance, December 31, 1999             $(23,547,000)                  $ 3,222,000
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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
December 31, 1999


NOTE G - CAPITAL TRANSACTIONS (CONTINUED)


On January 8, 1998, in connection with the reverse merger transaction, the Company issued 182,525 shares of its Series A convertible redeemable preferred stock and a warrant to purchase 750,000 shares of the Company's common stock at a price of $.10 per share in settlement of a note payable due to Projectavision, Inc. in the amount of $1,500,000 plus accrued interest of $330,000. The note required interest at 6% per annum. Interest expense related to this note payable for 1997 amounted to $90,000. The Company recorded a deemed dividend of $1,020,000 in accordance with EITF D-60 as a result of the beneficial conversion feature of such preferred shares at the date of issuance with a corresponding increase to additional paid-in capital. The amount of the deemed dividend was computed based upon the excess of the market value of equivalent common shares which approximated $2,737,000 plus the fair value of the warrant of $113,000, over the deemed proceeds in the exchange for the settlement of the obligation with Projectavision. The warrant was valued using the Black-Scholes option pricing model. The following assumptions were used computing the fair value of the warrant; weighted risk free interest rate of 5.49%; zero dividend yield; volatility of Company common stock of 43% and an expected life of the warrant of ten years.


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



The 1999 financial statements reflect the deemed dividend on the Series B preferred stock of $1,471,000 in accordance with EITF 98-5 resulting from the calculation of the beneficial conversion feature based on the quoted market price of the common stock. The amount of the deemed dividend was computed based upon the excess of the market value of equivalent common shares deemed issued over the proceeds received from the sale of the convertible preferred stock. The amount of the deemed dividend has been limited to the offering proceeds.


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
                         ============                            =============


MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
December 31, 1999


NOTE G - CAPITAL TRANSACTIONS (CONTINUED)


A - Warrants have no stated contractual life. The Company agreed to issue these warrants on February 10, 1998 in connection with an agreement in which a third party was to render financial consulting services to the Company. In July 1998, the Company amended the original consulting agreement dated February 10, 1998 (the "Agreement") to incorporate a lock-up provision relating to the common shares of the Company held by the third party. In addition to the lock-up provision, the Company amended the Agreement to allow for a cashless exercise of these warrants as consideration for the lock-up provision. These warrants were valued as of the date of issuance using the Black-Scholes model. The following assumptions were used in computing the fair value of these warrants, weighted risk-free interest rate of 5.49%; zero dividend yield; volatility of the Company's common stock of 43%; and an expected life of the warrants of ten years. In August 1999, the Company was notified by the holder of certain warrants that 1,076,923 shares of common stock (valued at $1,750,000) should be issued pursuant to the terms of the cashless exercise provisions in the amended consulting agreement. As a result, the Company has recorded $1,090,000 and $660,000 charges for consulting services for the year ended December 31, 1999 and 1998, respectively, with a corresponding increase to additional paid-in capital. In connection with the cancellation and release of all contracts with Equilink, LLC on December 31, 1999, Equilink agreed to sell such warrants it held to the Company (or to a third party) for the purchase price of $500,000. On January 4, 2000, the Company advanced $100,000 towards the purchase price which was paid in full on February 14, 2000 by a third party. The Company was reimbursed by the third party purchaser for the $100,000 advanced.


The fair value of the warrants issued during 1998 with an exercise price below the market price was $660,000.


On May 6, 1999, 2,500,000 warrants held by the Chief Executive Officer were converted into 2,500,000 options.


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

       200,000 of such options are subject to conditional vesting and are not currently exercisable. The vesting of these options is based upon the attainment of certain milestones as follows; 50,000 options upon successful testing and acceptance by a third party of the holographic storage media; 50,000 options upon commencement of commercial production of devices incorporating holographic storage media; 100,000 options upon attainment of $250,000 of gross revenues resulting from sales of devices incorporating the holographic storage media. These options are subject to variable plan accounting treatment in accordance with APB No. 25 and as such, the Company will record a charge to operations if the criteria for vesting are attained. The measurement date will be determined based upon the vesting.


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

Commitment: (Unaudited)


On April 28, 2000, the Company paid $100,000 to Novint Technologies, Inc. ("Novint") as an advance for scientific research and devlopment services to be performed." A formal research and development agreement with Novint is near consummation and this payment was made to secure Novint's services pending consummation. If no formal agreement is consummated by May 25, 2000, the funds advanced shall be repaid, and repayment has been guaranteed.

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


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The names and ages of our directors and executive officers as of May 2, 2000, are set forth below. Biographical information for each of these persons is also presented below. There are no existing family relationships between or among any of our executive officers or directors.


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

Item 10.  Executive Compensation

         The following table sets forth information as to the compensation awarded by us to our executive officers and directors for the fiscal year ended December 31, 1998, and the fiscal year ended December 31, 1999.



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



         Beneficial ownership has been determined in accordance with the rules and regulations of the Securities and Exchange Commission and includes voting or investment power with respect to the shares and may exceed 100%. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. The number of shares of common stock outstanding used in computing beneficial ownership of each person listed below includes shares of common stock underlying options or warrants held by that person that are exercisable within 60 days of the date of this Form 10-KSB, but excludes shares of common stock underlying options or warrants held by another person. The percentage of beneficial ownership is based on 101,687,139 shares of common stock outstanding as of May 2, 2000.


         Unless otherwise indicated, the address of each beneficial owner is c/o Manhattan Scientifics, Inc., 641 Fifth Avenue, Suite 36F, New York, New York 10022. In addition to the shares outstanding as of the date of this Form 10-KSB, there are 151,500 shares of common stock which we are contractually obligated to issue but which have not yet been issued to the appropriate recipients. We are in the process of issuing such shares. These unissued shares are not included in the aggregate amount of outstanding shares indicated above. However, for purposes of accurately computing the percentage of beneficial ownership for each particular individual set forth in the following table, the quantity of unissued shares owed to each particular individual has been added to the aggregate amount of outstanding shares.

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

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number                              Description of Exhibit
------                              ----------------------


2.1                                 Agreement and Plan of Reorganization(1)
2.2                                 Agreement and Plan of Merger(1)
2.3                                 Certificate of Incorporation(1)
2.4                                 Amendment to Certificate of Incorporation(1)
2.5                                 Bylaws(1)
4.1                                 Specimen Common Stock Certificate(1)
10.1                                License/Assignment Agreement with Robert(b)
                                    Glenn Hockaday, and DKY, Inc.(1)
10.2                                Research and Development Agreement with
                                    Energy Related Devices, Inc.(1)
10.3 Letter Agreement with Energy Related Devices, Inc. and Robert Glenn Hockaday(1)
10.4 Intellectual Property Assignment and Research and Development Agreement with Novars Gesellschaft fur neue Technologien
                                      GmbH(1)
10.5 License Option Agreement with The Regents of the University of California(1)
10.6                                Lease of Executive Offices(1)
10.7                                Lease of New Mexico Facilities(1)
10.8                                1998 Stock Option Plan(1)
10.9                                Employment Agreement with Robert Hermes(1)
10.10                               Agreement with Stanton Crenshaw
                                    Communications(1)
10.11                               Agreement with Equilink(1)
10.12                               Stock Purchase Agreement between Manhanttan
                                      Scientifics, Inc., Projectavision, Inc., and Lancer Partners, L.P.(2)
10.13                               License Option Agreement with Mr. Edward
                                      Vanzo(3)
21.1                                List of Subsidiaries(3)
27.1                                Financial Data Schedule(4)





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

(4) Previously filed.

(b) Reports on Form 8-K

We did not file any reports on Form 8-K during 1999.

                                   SIGNATURES

         In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereonto duly authorized.

                                                MANHATTAN SCIENTIFICS, INC.



Dated:  May 4, 2000                            By: /s/ Marvin Maslow
                                                   -------------------------
                                                   Marvin Maslow
                                                   President, Chief Executive
                                                   Officer, Chairman of the
                                                   Board

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    Signature                  Title of Capacities               Date
    ---------                  -------------------               ----

/s/ Marvin Maslow              President, Chief                May 4, 2000
-----------------              Executive Officer,
    Marvin Maslow              Chairman of the Board


/s/ Scott L. Bach              Director, Secretary             May 4, 2000
-----------------
    Scott L. Bach


/s/ David Teich                Director                        May 4, 2000
---------------
    David Teich