Form 10QSB
period 2000-03-31
MANHATTAN SCIENTIFICS INC
filed 2000-05-15
CIK 1099132

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended March 31, 2000

/ /        Transition report under Section 13 or 15(d) of the Exchange Act.

           For the transition period from ______________ to ______________

                        Commission file number 000-28411

                           Manhattan Scientifics, Inc.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      850460639
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


   641 Fifth Avenue, Suite 36F, New York, New York                  10022
--------------------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)

                                 (212) 752-0505
--------------------------------------------------------------------------------
                 Issuer's telephone number, including area code

--------------------------------------------------------------------------------
             (Former name, former address and formal fiscal year, if
                           changed since last report)

              Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES     X                 NO
                                                 ------                  ----

         The number of shares outstanding of each of the issuer's classes of common equity as of May 5, 2000 was as follows: 101,687,139 shares of Common Stock, and 245,165 shares of Series B Preferred Stock. In addition, as of the date of this Form 10-QSB, there are 151,500 shares of Common Stock which Manhattan Scientifics is obligated to issue but has not yet been issued to the appropriate receipts.

         Transitional Small Business Disclosure Format:   Yes          No  X
                                                              ----        ----

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.


MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY4
(a development stage enterprise)

Consolidated Balance Sheet
March 31, 2000

ASSETS
Current assets:
    Cash and cash equivalents                                                 $    858,000
    Note receivable                                                                 10,000
    Prepaid expenses                                                                55,000
                                                                              ------------

       Total current assets                                                        923,000
                                                                              ------------

Property and equipment, net                                                         72,000
Patents, net                                                                     2,094,000
Security deposit                                                                     7,000
                                                                              ------------

                                                                              $  3,096,000
                                                                              ============

LIABILITIES
Current liabilities:
    Accounts payable and accrued expenses                                     $    186,000
    Note payable to stockholder                                                    275,000
                                                                              ------------

       Total current liabilities                                                   461,000
                                                                              ------------
Commitments

STOCKHOLDERS' EQUITY
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525
    Shares; issued and outstanding - none
Series B convertible, authorized 250,000 shares; 245,165 shares issued and
    Outstanding
Common, authorized 150,000,000 shares, 101,687,139 shares issued
    and outstanding, 150,000 shares issuable                                       101,000
Additional paid-in capital                                                      27,062,000
Deficit accumulated during the development stage                               (24,528,000)
                                                                              ------------

       Total stockholders' equity                                                2,635,000
                                                                              ------------

                                                                              $  3,096,000
                                                                              ============

The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY4
(a development stage enterprise)

Consolidated Statements of Operations

                                                                                             Period From
                                                                                              Inception
                                                           Three Months Ended March 31,    (July 31, 1992)
                                                          ------------------------------  Through March 31,
                                                               2000             1999            2000
                                                          -------------    -------------    -------------
Revenues                                                  $           0    $           0    $           0
                                                          -------------    -------------    -------------

Operating costs and expenses:
    Salaries and employee benefits                                                              4,429,000
    Consulting fees                                                                             6,197,000
    Materials and supplies                                                                        987,000
    General and administrative                                  346,000          111,000       10,687,000
    Rent and utilities                                            4,000            5,000          546,000
    Research and development                                    644,000          172,000        2,267,000
                                                          -------------    -------------    -------------

       Total operating costs and expenses                       994,000          288,000       25,113,000
                                                          -------------    -------------    -------------

Loss from operations before other income and expenses          (994,000)        (288,000)     (25,113,000)

Other income and expenses:
    Contract revenue                                                                            3,602,000
    Interest and other expense                                   (3,000)                         (545,000)
    Interest income                                              16,000            5,000          119,000
    Loss of equity investee                                                                      (100,000)
                                                          -------------    -------------    -------------

Net loss attributable to common stockholders              $    (981,000)   $    (283,000)   $ (22,037,000)
                                                          =============    =============    =============

Basic and diluted loss per share:
   Weighted average number of common shares outstanding     101,315,000       84,845,000
                                                          =============    =============

   Basic and diluted loss per share                       $        (.01)   $        (.01)
                                                          =============    =============

The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity (Capital Deficiency)
(Notes A and F)
For the Cumulative Period From July 31, 1992 (Inception) Through March 31, 2000

                                                                      Preferred Stock
                                                                      $.001 Par Value
                                                                    ------------------          Common Stock
                                                        Series A         Series B             $.001 Par Value       Additional
                                                       Preferred    ------------------       ------------------       Paid-in
                                                         Stock      Shares      Amount       Shares      Amount       Capital
                                                         -----      ------      ------       ------      ------       -------

Initial issuance of shares to founders on
   contribution of intangible assets at historic cost
   basis                                                                                14,391,627     $14,500           $500
Additional founders' contribution                                                                                      40,000
Issuance of 1,037,000 shares of Series A preferred
   stock, net of issuance costs                        $10,000                                                      1,020,000
Net loss
                                                       -------                         -----------     -------      ---------

Balance, March 31, 1993                                 10,000                          14,391,627      14,500      1,060,500
Issuance of shares to investor at approximately
   $.21 per share                                                                       14,391,627      14,500      2,985,500
Issuance of shares on exercise of options                                                  479,720       1,000         49,000
Services performed in exchange for Series A
   preferred stock issued in fiscal 1993
Net loss
                                                       -------                         -----------     -------      ---------

Balance, March 31, 1994                                 10,000                          29,262,974      30,000      4,095,000
Services performed for Series A preferred stock
   issued in fiscal 1993
Issuance of shares at approximately $.52 per share                                         345,399                    182,000
Net loss
                                                       -------                         -----------     -------      ---------

Balance, December 31, 1994                              10,000                          29,608,373      30,000      4,277,000
Issuance of 163,000 shares of Series A
   preferred stock                                       2,000                                                        161,000
Write-off of amounts receivable from stockholders                                                                     (40,000)
Net loss
                                                       -------                         -----------     -------      ---------

Balance, December 31, 1995                              12,000                          29,608,373      30,000      4,398,000
Issuance of shares upon exercise of option for
   $15,000                                                                              14,391,627      14,000          1,000
Net loss
                                                       -------                         -----------     -------      ---------

Balance, December 31, 1996                              12,000                          44,000,000      44,000      4,399,000
Purchase and retirement of 1,200,000 shares of
   Series A preferred stock                           (12,000)                                                        (58,000)
Purchase of 7,195,814 treasury shares of common
   stock for $15,000
Net loss/comprehensive loss
                                                       -------                         -----------     -------      ---------

Balance, December 31, 1997 (carried forward)                 0                          44,000,000      44,000      4,341,000

                                                                         Deficit
                                                         Amounts        Accumulated
                                                        Receivable      During the
                                                           From         Development     Treasury
                                                       Stockholders        Stage          Stock         Total
                                                       ------------        -----          -----         -----
Initial issuance of shares to founders on
   contribution of intangible assets at historic
   cost basis                                                                                          $15,000
Additional founders' contribution                        $(40,000)                                           0
Issuance of 1,037,000 shares of Series A preferred
   stock, net of issuance costs                          (286,000)                                     744,000
Net loss                                                                 $(543,000)                   (543,000)
                                                        ---------        ---------                  ----------

Balance, March 31, 1993                                  (326,000)        (543,000)                    216,000
Issuance of shares to investor at approximately
   $.21 per share                                                                                    3,000,000
Issuance of shares on exercise of options                                                               50,000
Services performed in exchange for Series A
   preferred stock issued in fiscal 1993                  127,000                                      127,000
Net loss                                                                (2,292,000)                 (2,292,000)
                                                        ---------        ---------                  ----------

Balance, March 31, 1994                                  (199,000)      (2,835,000)                  1,101,000
Services performed for Series A preferred stock
   issued in fiscal 1993                                  159,000                                      159,000
Issuance of shares at approximately $.52 per share                                                     182,000
Net loss                                                                (2,250,000)                 (2,250,000)
                                                        ---------        ---------                  ----------

Balance, December 31, 1994                                (40,000)      (5,085,000)                   (808,000)
Issuance of 163,000 shares of Series A
   preferred stock                                                                                     163,000
Write-off of amounts receivable from stockholders          40,000                                            0
Net loss                                                                  (972,000)                   (972,000)
                                                        ---------        ---------                  ----------

Balance, December 31, 1995                                      0       (6,057,000)                 (1,617,000)
Issuance of shares upon exercise of option for
   $15,000                                                                                              15,000
Net loss                                                                  (284,000)                   (284,000)
                                                        ---------        ---------                  ----------

Balance, December 31, 1996                                      0       (6,341,000)                 (1,886,000)
Purchase and retirement of 1,200,000 shares of
   Series A preferred stock                                                                            (70,000)
Purchase of 7,195,814 treasury shares of common
   stock for $15,000                                                                  $(15,000)        (15,000)
Net loss/comprehensive loss                                               (335,000)                   (335,000)
                                                        ---------        ---------    --------      ----------

Balance, December 31, 1997 (carried forward)                    0       (6,676,000)    (15,000)     (2,306,000)

The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

The accompanying notes are an integral part of these financial statements Consolidated Statements of Stockholders' Equity (Capital Deficiency) (continued) (Notes A and F)
For the Cumulative Period From July 31, 1992 (Inception) Through March 31, 2000 (continued)

                                                                      Preferred Stock
                                                                      $.001 Par Value
                                                                    ------------------          Common Stock
                                                        Series A         Series B             $.001 Par Value       Additional
                                                       Preferred    ------------------       ------------------       Paid-in
                                                         Stock      Shares      Amount       Shares      Amount       Capital
                                                         -----      ------      ------       ------      ------       -------
Balance, December 31, 1997 (brought forward)               0                              44,000,000     $44,000   $ 4,341,000
Purchase of 7,195,813 treasury shares of
   common stock for $15,000
Special distribution of 14,391,627 shares
   of common stock to Projectavision, Inc.                                                                             346,000
Shares deemed issued in connection
   with reverse merger                                                                    11,000,000      11,000       (11,000)
Issuance of 182,525 shares of Series A
   preferred stock and warrants
   exercisable into 750,000 shares of
   common stock at an exercise price of
   $.10 per share in exchange for note
   payable of $1,500,000 and accrued
   interest of $330,000 including deemed
   dividend in connection with beneficial
   conversion feature of preferred stock                                                                             2,850,000
Issuance of shares at $.20 per share, net
   of issuance costs                                                                       5,000,000       5,000       970,000
Issuance of shares to purchase intangible
   assets                                                                                  7,200,000       7,000     1,433,000
Issuance of shares at $.58 per share for
   consulting services                                                                     1,000,000       1,000       579,000
Issuance of warrants to purchase
   2,000,000 shares
   of common stock exercisable at $.75 per share
   at fair value for services                                                                                          660,000
Issuance of shares at $.18 per share                                                         275,000                    50,000
Issuance of shares on conversion of
   182,525 shares
   of Series A preferred stock                                                             9,435,405      10,000       (10,000)
Issuance of shares at $.05 per share                                                      20,340,000      20,000       997,000
Issuance of stock options and warrants at
   fair value for services                                                                                           2,165,000
Net loss/comprehensive loss
                                                    --------                              ----------      ------    ----------
Balance, December 31, 1998
(carried forward)                                          0                              98,250,405      98,000    14,370,000

                                                                          Deficit
                                                          Amounts        Accumulated
                                                         Receivable      During the
                                                            From         Development     Treasury
                                                        Stockholders        Stage          Stock         Total
                                                        ------------        -----          -----         -----
Balance, December 31, 1997 (brought
   forward)                                               $      0       $(6,676,000)    $(15,000)  $(2,306,000)
Purchase of 7,195,813 treasury shares of
   common stock for $15,000                                                               (15,000)         (15,000)
Special distribution of 14,391,627 shares
   of common stock to Projectavision, Inc.                                                 30,000        376,000
Shares deemed issued in connection
   with reverse merger                                                                                        0
Issuance of 182,525 shares of Series A
   preferred stock and warrants
   exercisable into 750,000 shares of
   common stock at an exercise price of
   $.10 per share in exchange for note
   payable of $1,500,000 and accrued
   interest of $330,000 including deemed
   dividend in connection with beneficial
   conversion feature of preferred stock                                  (1,020,000)                 1,830,000
Issuance of shares at $.20 per share, net
   of issuance costs                                                                                    975,000
Issuance of shares to purchase intangible
   assets                                                                                             1,440,000
Issuance of shares at $.58 per share for
   consulting services                                                                                  580,000
Issuance of warrants to purchase
   2,000,000 shares
   of common stock exercisable at $.75 per share
   at fair value for services                                                                           660,000
Issuance of shares at $.18 per share                                                                     50,000
Issuance of shares on conversion of
   182,525 shares
   of Series A preferred stock                                                                                0
Issuance of shares at $.05 per share                                                                  1,017,000
Issuance of stock options and warrants at
fair value
   for services                                                                                       2,165,000
Net loss/comprehensive loss                                              (4,580,000)                 (4,580,000)
                                                            ------      -----------   --------       ----------
Balance, December 31, 1998
(carried forward)                                                0      (12,276,000)         0        2,192,000

The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

The accompanying notes are an integral part of these financial statements Consolidated Statements of Stockholders' Equity (Capital Deficiency)(continued) (Notes A and F)
For the Cumulative Period From July 31, 1992 (Inception) Through March 31, 2000 (continued)

                                                                      Preferred Stock
                                                                      $.001 Par Value
                                                                    ------------------          Common Stock
                                                        Series A         Series B             $.001 Par Value       Additional
                                                       Preferred    ------------------       ------------------       Paid-in
                                                         Stock      Shares      Amount       Shares      Amount       Capital
                                                         -----      ------      ------       ------      ------       -------
Balance, December 31, 1998
   (brought forward)                                          0          0     $    0       98,250,405   $98,000     $14,370,000
Issuance of shares in satisfaction
   of accrued expenses                                                                          78,000                    15,000
Issuance of shares at $.49 per
   share for consulting services                                                                10,000                     5,000
Issuance of shares at $.49 per
   share to purchase furniture
   and fixtures                                                                                100,000                    49,000
Issuance of shares at market
   prices as consulting services
   were performed                                                                               17,269                    15,000
Issuance of shares to purchase
   intangible assets                                                                         1,000,000     1,000         999,000
Issuance of shares at $1.25 per
   share for services                                                                            1,600                     2,000
Issuance of stock options
   immediately exercisable
   at fair value for services                                                                                          6,572,000
Issuance of warrants to purchase
   2,000,000 shares of common
   stock exercisable at $.75 per
   share for consulting services                                                                                       1,090,000
Shares issuable at $1.27 per
   share in connection with note
   Payable                                                                                                               191,000
Issuance of shares on exercise
   of 100,000 options at $.20
   per Share                                                                                   100,000                    20,000
Issuance of Series B convertible
   preferred shares at $6.00 per
   share including deemed
   dividend in connection with
   beneficial conversion feature
   of preferred stock                                              245,165                                             2,942,000
Issuance of shares at $.75
   per share                                                                                   533,000     1,000         399,000
Net loss/comprehensive loss
                                                          -----    -------       -------   -----------   -------      ----------

Balance, December 31, 1999                                    0    245,165             0   100,090,274   100,000      26,669,000

                                                                         Deficit
                                                         Amounts        Accumulated
                                                        Receivable      During the
                                                           From         Development     Treasury
                                                       Stockholders        Stage          Stock         Total
                                                       ------------        -----          -----         -----
Balance, December 31, 1998
   (brought forward)                                      $     0      $(12,276,000)      $   0      $2,192,000
Issuance of shares in
   satisfaction
   of accrued expenses                                                                                   15,000
Issuance of shares at $.49 per
   share for consulting services                                                                          5,000
Issuance of shares at $.49 per
   share to purchase furniture
   and fixtures                                                                                          49,000
Issuance of shares at market
   prices as consulting services
   were performed                                                                                        15,000
Issuance of shares to purchase
   intangible assets                                                                                  1,000,000
Issuance of shares at $1.25 per
   share for services                                                                                     2,000
Issuance of stock options
   immediately exercisable
   at fair value for services                                                                         6,572,000
Issuance of warrants to purchase
   2,000,000 shares of common
   stock exercisable at $.75 per
   share for consulting services                                                                      1,090,000
Shares issuable at $1.27 per
   share in connection with note
   Payable                                                                                              191,000
Issuance of shares on exercise
   of 100,000 options at $.20
   per Share                                                                                             20,000
Issuance of Series B convertible
   preferred shares at $6.00 per
   share including deemed
   dividend in connection with
   beneficial conversion feature
   of preferred stock                                                    (1,471,000)                  1,471,000
Issuance of shares at $.75
   per share                                                                                            400,000
Net loss/comprehensive loss                                              (9,800,000)                 (9,800,000)
                                                          -------       -----------       -----       ---------

Balance, December 31, 1999                                      0       (23,547,000)      $   0       3,222,000

The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity (Capital Deficiency)(continued) (Notes A and F)
For the Cumulative Period From July 31, 1992 (Inception) Through March 31, 2000 (continued)

                                                                      Preferred Stock
                                                                      $.001 Par Value
                                                                    ------------------          Common Stock
                                                        Series A         Series B             $.001 Par Value       Additional
                                                       Preferred    ------------------       ------------------       Paid-in
                                                         Stock      Shares      Amount       Shares      Amount       Capital
                                                         -----      ------      ------       ------      ------       -------
Balance, December 31, 1999
   (brought forward)                                         0      245,165  $        0    100,090,274  $100,000    $26,669,000

Issuance of shares at $.75 per
   share                                                                                       515,000     1,000        385,000

Issuance of shares at market
   price for service                                                                             4,942                    8,000

Issuance of common stock
   to Equilink, LLC on exercise
   of cashless warrants                                                                      1,076,923

Net loss/comprehensive loss
                                                        ------      -------  ----------    -----------  --------    -----------
Balance, March 31, 2000                                 $    0      245,165  $        0    101,687,139  $101,000    $27,062,000
                                                        ======      =======  ==========    ===========  ========    ===========

                                                                          Deficit
                                                          Amounts        Accumulated
                                                         Receivable      During the
                                                            From         Development     Treasury
                                                        Stockholders        Stage          Stock         Total
                                                        ------------        -----          -----         -----
Balance, December 31, 1999
   (brought forward)                                      $      0      $(23,547,000)      $   0     $3,222,000

Issuance of shares at $.75 per
   share                                                                                                386,000

Issuance of shares at market
   price for service                                                                                      8,000

Issuance of common stock
   to Equilink, LLC on exercise
     of cashless warrants

Net loss/comprehensive loss                                                 (981,000)                  (981,000)
                                                          --------      ------------       -----     ----------
Balance, March 31, 2000                                   $      0      $(24,528,000)      $   0     $2,635,000
                                                          ========      ============       =====     ==========

The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a developmental stage enterprise)
Consolidated Statements of Cash Flows

                                                                                                         Period From
                                                                                                          Inception
                                                                               Three Months Ended      (July 31, 1992)
                                                                                   March 31,               Through
                                                                            ------------------------      March 31,
                                                                               2000         1999            2000
                                                                            ----------   -----------    ------------
Cash flows from operating activities:
   Net loss                                                                 $ (981,000)  $  (283,000)   $(22,037,000)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
        Common stock issued for services                                         8,000                       610,000
        Preferred stock issued for services                                                                  598,000
        Stock options issued for services                                                                  8,737,000
        Warrants issued for services                                                                       1,750,000
        Financing costs payable with common stock                                                            191,000
        Loss of equity investee                                                                              100,000
        Depreciation and amortization                                           65,000        36,000         740,000
        Changes in:
           Prepaid expenses                                                    (55,000)                      (55,000)
           Accounts payable and accrued expenses                               (47,000)      (48,000)        541,000
           Note receivable                                                                                   (10,000)
                                                                            ----------   -----------    ------------
              Net cash used in operating activities                         (1,010,000)     (295,000)     (8,835,000)
                                                                            ----------   -----------    ------------

Cash flows from investing activities:

   Purchase of equipment                                                       (11,000)                     (366,000)
   Purchase of investment                                                                                   (100,000)
   Proceeds from sale of equipment                                                                            14,000
                                                                            ----------   -----------    ------------
              Net cash used in investing activities                            (11,000)                     (452,000)
                                                                            ----------   -----------    ------------

Cash flows from financing activities:
   Purchase of treasury stock                                                                               (100,000)
   Proceeds from note payable to stockholders                                                              2,149,000
   Net proceeds from issuance of preferred stock                                                           2,169,000
   Net proceeds from issuance of common stock                                  711,000       250,000       6,095,000
   Loan repayment to preferred stockholder                                                                  (148,000)
   Capital lease payments                                                                                    (13,000)
   Security deposit paid                                                                                      (7,000)
                                                                            ----------   -----------    ------------
              Net cash provided by financing activities                        711,000       250,000      10,145,000
                                                                            ----------   -----------    ------------

Net increase (decrease) in cash and cash equivalents                          (310,000)      (45,000)        858,000
Cash and cash equivalents, beginning of period                               1,168,000       665,000
                                                                            ----------   -----------    ------------

Cash and cash equivalents, end of period                                    $  858,000   $   620,000    $    858,000
                                                                            ==========   ===========    ============

Supplemental disclosure of cash flow information:
   Interest paid                                                                                        $      7,000
                                                                                                        ============

Supplemental disclosures of noncash investing and
   financing activities:
      Fixed assets contributed to the Company in exchange for
        Series A preferred stock                                                                        $     45,000
                                                                                                        ============
      Issuance of 14,391,627 common shares to
        Acquire intangible assets                                                                       $     15,000
                                                                                                        ============
      Special distribution of 14,391,627 shares of common stock to
        Stockholder in settlement of stockholder advances                                $   376,000    $    376,000
                                                                                         ===========    ============
      Issuance of 7,200,000 common shares to acquire
        Intangible assets                                                                $ 1,440,000    $  1,440,000
                                                                                         ===========    ============
      Issuance of Series A preferred stock and warrants in settlement
        of note payable and accrued interest                                             $ 1,830,000    $  1,830,000
                                                                                         ===========    ============
      Issuance of 1,000,000 common shares to acquire intangible assets                                  $  1,000,000
                                                                                                        ============
      Issuance of 100,000 common shares to acquire furniture and
        Fixtures                                                                                        $     49,000
                                                                                                        ============
      Issuance of 78,000 common shares in satisfaction of accrued
        Expenses                                                                                        $     15,000
                                                                                                        ============

The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a developmental stage enterprise)

NOTE A - ORGANIZATION AND OPERATIONS

Manhattan Scientifics, Inc. (formerly Grand Enterprises, Inc. ("Grand")), and its wholly-owned subsidiary Tamarack Storage Devices, Inc. (collectively "the Company"), a development stage enterprise, operates in a single business segment as a technology incubator that seeks to acquire, develop and bring to market technologies in fields with an emphasis in the area of consumer and commercial electronics. At March 31, 2000, the Lauer Entities claim beneficial ownership of approximately 45 percent of the Company's common stock (see Note F).

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

Concurrently with the Reverse Acquisition, Tamarack merged with DKY, Inc., a newly formed company. In connection with this transaction, Tamarack, as the surviving entity, obtained certain license/intellectual property assignment rights held by DKY, Inc. In addition, the Company issued 7,200,000 common shares to acquire certain intangible assets from DKY, Inc.'s stockholder valued at $1.4 million, (see Note F).

Since its inception, Tamarack, and more recently the Company, has been engaged primarily in directing, supervising and coordinating research and development efforts in the continuing development of its products and raising funds. The Company conducts its operations primarily in the United States.

There is no assurance that the Company's research and development and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve significant sales of any such products. The Company has incurred net losses and negative cash flows from operations since its inception. In addition, the Company operates in an environment of rapid change in technology and is dependent upon the services of its employees and its consultants. If the Company is unable to successfully bring its technologies to commercialization, it is unlikely that the Company could continue its business. The Company has obtained a commitment from a major stockholder to provide sufficient funds if needed to support the Company's normal operations through December 15, 2001.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a developmental stage enterprise)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

[1]   Cash and cash equivalents:

      The Company maintains cash and cash equivalents with various financial institutions. The Company performs periodic evaluations of the relative credit standing of the financial institutions which is considered in the Company's investment strategy. As of March 31, 2000, the Company had approximately $730,000 in excess of FDIC insurance limits.

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

[6]   Per share data:

      The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock outstanding. All potentially dilutive securities (see Note F) have been excluded from the computations since they would be antidilutive.

[7]   Research and development expenses:

      Costs of research and development activities are expensed as incurred.

[8]   Advertising expenses:

      The Company expenses advertising costs which consist primarily of promotional items and print media, as incurred. Advertising expenses amounted to $3,000, $0, and $24,000 for the three months ended March 31, 2000, 1999 and for the cumulative period July 31, 1992 (inception) through March 31, 2000.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a developmental stage enterprise)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS
         (CONTINUED)

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

[11]  Revenue recognition:

      Contract revenues represent primarily reimbursed expenditures incurred in connection with a government research contract. The significant aspects of this contract were completed in 1997 and the Company does not expect any reimbursements beyond 1997. Amounts reimbursed represent miscellaneous other income. The Company expects to earn revenues from the sale or licensing of its products and such revenue will be recognized in accordance with the terms of the underlying agreements at the time such transactions are consummated.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2000 consists of the following:

                                        Useful Lives
                                          In Years
                                        ------------

Furniture and fixtures                         5            $ 57,000
Computers                                      5              49,000
Equipment                                      5             113,000
                                                            --------
                                                             219,000
Less accumulated depreciation                                147,000
                                                            --------
                                                            $ 72,000
                                                            ========

NOTE D - INVESTMENT - NMXS.COM, INC.

On June 3, 1999, the Company entered into an agreement with NMXS.com, Inc. (formerly New Mexico Software, Inc., a public company) and invested $100,000 for 5,416,300 shares of common stock. As a result of this investment, the Company owns approximately 28% of NMXS.com, Inc. As a result of losses incurred by NMXS through March 31, 2000, the Company reduced its investment cost in NMXS to zero. The Company will not record any of the future earnings associated with NMXS.com, Inc. until such, all the cumulative losses have been recovered. The cumulative losses in excess of the amount invested amounted to $342,000 as of March 31, 2000. In addition, per the stock purchase agreement with NMXS.com, Manhattan Scientifics provided NMXS.com with business and management advice through August 1999 without remuneration. Also, our CEO received a salary of $60,000 and a leased car from NMXS.com, Inc. as consideration for his services provided to NMXS.com, Inc.

NOTE E - NOTES PAYABLE

In August 1999, the Company borrowed $275,000 from the Chief Operating Officer. The loan bears interest at the rate of 5.5% per annum and is due upon the earlier of 18 months or the date of a private placement raising at least $1,500,000. The loan may be prepaid at any time. The Chief Operating Officer had originally delivered to the Company $275,000 to exercise options each exercisable to purchase common stock but such exercise was

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a developmental stage enterprise)

NOTE E - NOTES PAYABLE (CONTINUED)

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

NOTE F - CAPITAL TRANSACTIONS

Common Stock:

The following common stock transactions include the effects of restating of stockholders' equity for the shares received in the recapitalization/merger as a result of the reverse acquisition. The exchange rate of such shares was 9.59 Manhattan Scientifics, Inc. common shares for each Tamarack common share. Accordingly, the Company's financial statement presentation indicates that there were 44,000,000 common shares outstanding immediately prior to consummating the reverse merger.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a developmental stage enterprise)

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a developmental stage enterprise)

      NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

      During 2000, the Company effected the following transactions:

            In January 2000, issued 515,000 shares of common stock at $.75 per share in a private placement offering.

            In January 2000, issued 4,942 shares of common stock, at market price, for consulting services performed.

            In January 2000, issued 1,076,923 shares of common stock, pursuant to the July 28, 1999 exercise of warrants by Equilink, LLC.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a developmental stage enterprise)

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

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

A summary of the Company's stock option activity and related information is as follows:

                                                                           Weighted      Number of
                                          Number of          Exercise       Average       Common
                                           Common            Price Per      Exercise      Shares
                                           Shares              Share         Price      Exercisable
                                         -----------       -------------   ---------    -----------
Outstanding as of December 31, 1997                0                                              0
  Granted                                 21,325,000            $.20          $.20       21,325,000
Canceled                                 (15,000,000)           $.20          $.20      (15,000,000)
                                         -----------                                    -----------
Outstanding as of December 31, 1998        6,325,000            $.20          $.20        6,325,000
  Granted                                 16,250,000       $.05 and $.20      $.05       16,250,000
  Canceled                                         0                                              0
                                         -----------                                    -----------

Outstanding as of December 31, 1999       22,575,000                                     22,575,000
  Granted                                          0                                              0
  Canceled                                         0                                              0
                                         -----------                                    -----------
Outstanding as of March 31, 2000          22,575,000                                     22,575,000
                                         ===========                                    ===========

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a developmental stage enterprise)

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

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

On July 28, 1998 in connection with a private placement transaction, the holders of 15 million options relinquished those options. 10 million of such options were recast as warrants to purchase shares of the Company's common stock at an exercise price of $.05 per share and given to a third party as a portion of the consideration for the private placement. No value such was ascribed to the 10 million warrants as they have deemed to be issued in connection with the private placement. The remaining 5 million options were also recast as warrants to purchase shares of the Company's common stock at an exercise price of $.05 per share and given to the original option holders. The in the money feature of such options amounted to $1,100,000 and was recorded as compensation and was classified in general and administrative expense in the statements of operations for the year ended December 31, 1998. The incremental fair value associated with those warrants was computed using the Black-Scholes method which approximated $115,000. On May 6, 1999, 500,000 options were repriced to $.05 which were previously granted at $.20 on January 8, 1998 to a director of the Company. The in the money feature of such options amounted to $220,000 and was recorded as compensation and was classified in general and administrative expense in the statement of operations for the year ended December 31, 1999.

Disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation are shown below.

Exercise prices and weighted-average contractual lives of stock options outstanding as of March 31, 2000 are as follows:

                                     Options Outstanding                         Options Exercisable
                         --------------------------------------------     --------------------------------
                                             Weighted
                                              Average        Weighted                             Weighted
                                             Remaining        Average                             Average
          Exercise         Number           Contractual      Exercise        Number              Exercise
           Price         Outstanding           Life            Price      Exercisable              Price
          --------       -----------        -----------      --------     -----------            ---------
          $   .05         16,200,000            9.00          $   .05      16,200,000            $   .05
          $   .20          6,375,000            8.30          $   .20       6,375,000            $   .20

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a developmental stage enterprise)

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

Warrants:

The Company issued the following warrants as of March 31, 2000:


                            Number of         Exercise        Contractual        Number of Shares
    Date                    Warrants            Price             Life              Exercisable
---------------             ---------        ----------       -----------        ----------------
January 8, 1998               750,000        $      .10         10 years                750,000

July 28, 1998              12,500,000        $      .05         10 years             12,500,000
                           ----------                                                ----------

                           13,250,000                                                13,250,000
                           ==========                                                ==========


In January 2000, the Company issued 1,076,923 shares of common stock, pursuant to the July 28, 1999 exercise of warrants by Equilink, LLC.

On May 6, 1999, 2,500,000 warrants held by the Chief Executive Officer were converted into 2,500,000 options.

NOTE G - INCOME TAXES

There is no provision for federal, state or local income taxes for the periods ended March 31, 2000 and 1999, since the Company has incurred net operating losses.

The Company's deferred tax asset as of March 31, 2000 represents benefits from equity related compensation charges and net operating loss carryforwards of approximately $3,449,000 and $1,448,000, respectively which is reduced by a valuation allowance of approximately $4,897,000 since the future realization of such tax benefit is not presently determinable.

As of March 31, 2000, the Company has a net operating loss carryforward of $13,319,000 expiring in 2008 through 2020 for federal income tax purposes and 2004 for state income tax purposes. As a result of ownership changes, internal revenue code Section 382 limits the amount of such net operating loss carryforward available to offset future taxable income to approximately $3,670,000 in the aggregate.

The difference between the statutory federal income tax rate applied to the Company's net loss and the Company's effective income tax rate for the three months ended March 31, 2000 and 1999 is summarized as follows:

                                                           Three Months
                                                               Ended
                                                             March 31,
                                                        ------------------
                                                          2000      1999
                                                        --------  --------

Statutory federal income tax rate                         34.0 %    34.0 %
Increase in valuation allowance                          (34.0)%   (34.0)%
                                                        ------     -----
                                                           0.0 %     0.0 %
                                                        ======     =====

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a developmental stage enterprise)

NOTE H - COMMITMENTS

[1]   License and development agreements:

      In March 1997, the Company entered into a Cooperative Research and Development Agreement (the "CRADA Agreement") with the Regents of the University of California to develop a polymeric based recording media that will satisfy all of the requirements for an holographic media storage device. The work was to be completed within 25 months from the original date of execution. Each party shall have the first option to retain title to any subject inventions made by its employees during the work under this agreement. The agreement provides that the Company's contribution to funding will be $264,000. The CRADA research and development expenses charged to the statement of operations for the three months ended March 31, 2000 and 1999 and for the cumulative period July 31, 1992 through March 31, 2000 amounted to $0, $29,000 and $83,000, respectively.

      On January 11, 1998, the Company entered into a research and development agreement with Energy Related Devices, Inc. ("ERDI"). The term of the agreement is for the later of three years from the commencement date as defined in the agreement or the delivery of a prototype suitable for commercial sale or license regarding the fuel cell product defined in the agreement. The Company is obligated to fund up to $1 million in accordance with certain milestones as defined in the agreement. Upon the delivery of a prototype suitable for commercial sale or license regarding the fuel cell product, the Company's obligation will be to pay ERDI $10,000 per month until the Company funds or determines not to fund the research and development of ERDI's solar cell invention. Through March 31, 2000, the Company has provided $1,000,000 to ERDI for research and development activities. In addition, the Company is providing for key-man life insurance coverage on the primary stockholder of ERDI. In May 1999, the Company committed to funding an additional $300,000 under the ERDI agreement of which $230,000 has been paid through March 31, 2000.

      In August 1999, the Company entered into a license option agreement with the Regents with the University of California for Cyclodextrin Polymer Saporation materials. The agreement grants the Company an exclusive option to negotiate an exclusive world-wide license under University's patent rights. The initial term expired on February 29, 2000 and was extended for a second term to February 28, 2001. Upon exercise of the agreement, the Company paid to the University a fee of $10,000. On February 28, 2000 the agreement was extended to a second term and the Company paid an additional $10,000 fee.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a developmental stage enterprise)

NOTE H - COMMITMENTS (CONTINUED)

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

      In conjunction with the above, the Company entered into a three year research and development agreement with Novars with automatic one year renewals unless terminated by either party. In accordance with this agreement, the Company advanced $200,000 in August 1999, $150,000 January 2000 and $150,000 March 2000. As of March 31, 2000, the Company has agreed to advance an additional $100,000, based on certain milestones included in this three year research and development agreement as amended.

[5]   Leases:

      The Company is obligated under two separate operating leases for office space located in Los Alamos, New Mexico and New York City. Both leases expire in 2001. The Company received reimubrsement of $24,000 against rent charges for the three months ended March 31, 2000 from a related party. Rent expense charged to operations was approximately $4,000 for the three months ended March 31, 2000 and $5,000 for the three months ended March 31, 1999.

      Minimum future rental payments under these leases are as follows:

                  Twelve Months
                  Ending
                  March 31,
                  -------------
                      2000                $   105,000
                      2001                     50,000

NOTE I - RELATED PARTY TRANSACTIONS

The law firm of one director received $64,000 compensation for legal services rendered to the Company during the three months ended March 31, 2000.

The accounting firm of one of our directors received $51,000 compensation for accounting services rendered to the Company during the three months ended March 31, 2000.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a developmental stage enterprise)

NOTE I - RELATED PARTY TRANSACTIONS (CONTINUED)

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

NOTE J- SUBSEQUENT EVENTS

Commitment:

On April 28, 2000, the Company paid $100,000 to Novint Technologies, Inc. ("Novint") as an advance for scientific research and development services to be performed. A formal research and development agreement with Novint is near consummation and this payment was made to secure Novint's services pending consummation. If no formal agreement is consummated on May 25, 2000, the funds advanced shall be repaid, and repayment has been guaranteed.

Other:

On May 2, 2000, the Company entered into a contract with the U.S. Army to design and build a fuel cell power source to be used in an army test program. The contract price is $75,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes appearing elsewhere in this Form 10-QSB.

Overview

         In January 1998, Manhattan Scientifics, Inc., then a non-operating public corporation with nominal net assets acquired all of the outstanding common stock of Tamarack Storage Devices, Inc. by issuing 44 million shares of its common stock including approximately 43,120,000 shares issued to Projectavision, a public company which gave the stockholders of Tamarack actual control of the combined company. In addition, Manhattan Scientifics, Inc. issued 182,525 shares Series A preferred stock and a warrant to purchase 750,000 shares of its common stock at an exercise price of 10 cents per share in exchange for a note payable of $1.5 million plus accrued interest of $330,000 due to Projectavision from Tamarack. In connection with the legal form of this transaction, Tamarack became a wholly-owned subsidiary of Manhattan Scientifics, Inc. For accounting purposes, the acquisition was treated as a recapitalization of Tamarack rather than a business combination. Tamarack as the accounting acquiror of the public shell did not record goodwill or any other intangible asset for this "Reverse Acquisition". The historical financial statements are those of Tamarack. Tamarack, a development stage enterprise, was a Texas corporation formed in July 1992. Since inception, Tamarack has been, and continues to be, involved in the research and development of products based on holographic data storage technology. Loss per share has been restated for all periods prior to the acquisition to include the number of equivalent shares received by Tamarack's stockholders in the Reverse Acquisition.

         Since the reverse merger we have been acquiring technologies, directing, supervising and coordinating our research and development efforts, raising capital, and initiating marketing activities and dialogue with potential customers.

         Manhattan Scientifics has not received any revenues since the reverse merger and we have incurred losses.

         As of December 31, 1999, we had an accumulated loss since inception, 1992, of $21,056,000 and at March 31, 2000, we had an accumulated loss since inception, 1992 of $22,037,000. We expect operating losses to continue for the foreseeable future because we will be continuing to fund research and development efforts as well as general and administrative expenses prior to receiving any revenues from our technologies.

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

Results of Operations

         Comparison of three months ended March 31, 2000 to three months ended March 31, 1999.

         Net Loss We reported a net loss of $981,000 or $0.01 per common share, basic and diluted, for operations for the three months ended March 31, 2000 versus a net loss of $283,000 or $0.01 per common share, basic and diluted, for the three months ended March 31, 1999. The increase of $698,000 or 247% is primarily a result of increased research and development costs and increased legal and accounting costs.

         Revenues We had no revenues during the three months ended March 31, 2000 and had no revenues during the three months ended March 31, 1999.

         Costs and Expenses Costs and expenses for the three months ended March 31, 2000 totaled $994,000, an increase of $706,000 or 245%, versus costs and expenses of $288,000 for the three months ended March 31, 1999. These costs and expenses are detailed below.

         Salaries and Employee Benefits Salaries related to research and development and employee benefits were approximately $32,000 for the three months ended March 31, 2000 which consisted of salary to our Chief Polymer Scientist, which is included in Research and Development for such period, versus salaries and employee benefits of $0 for the three months ended March 31, 1999. We anticipate an increase in these costs as we intend to enter into employment agreements with our now uncompensated executive officers and implement certain employee benefit plans including a healthcare plan.

         General and Administrative expenses were $350,000 for the three months ended March 31, 2000 which consisted of accounting, legal, travel and other expense reimbursements, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $116,000 for the three months ended March 31, 1999. This increase of $234,000 or 202% is primarily a result of increased legal and accounting expenses. We anticipate a decrease of general and administrative expenses in the future, as we do not presently intend to grant significant numbers of options with an exercise price below fair market value on the date of grant, which decrease will be offset by increased costs as we become a reporting company, expand our operations and effectuate our business plan.

         Research and Development Research and development expenses were $644,000 for the three months ended March 31, 2000 which consisted of payments to Energy Related Devices, Inc., Novars, amortization of patents, contract payments pursuant to cooperative research and development agreements, the nanoporous polymer license option payment, and salary to our Chief Polymer Scientist, versus research and development expenses of $172,000 for the three months ended March 31, 1999. This increase of $472,000 or 274% is a result of research and development payments to ERD and Novars. We expect research and development costs to increase in proportion to the pace we develop our technologies.

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

         General and Administrative General expenses were $7,378,000 for the 1999 fiscal year which consisted of accounting, legal, travel and other expense reimbursements, rent, telephone and other day to day operating expenses and the granting of options to our consultants with an exercise price below fair market value on the date of grant, versus general and administrative expenses of $1,949,000 for the 1998 fiscal year. This increase of $5,429,000 or 278.5% is primarily a result of the granting of options to our officers and directors with an exercise price below fair market value on the date of grant. We anticipate a decrease of general and administrative expenses in the future, as we do not presently intend to grant significant numbers of options with an exercise price below fair market value on the date of grant, which decrease will be offset by increased costs as we become a reporting company, expand our operations and effectuate our business plan.

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

         Stockholders' equity totaled $2,635,000 on March 31, 2000 and the working capital was $462,000 on such date. Stockholders' equity totaled $3,222,000 on December 31, 1999 and the working capital was $995,000 on such date. Stockholders' equity totaled $2,192,000 on December 31, 1998 and the working capital was $831,000 on such date.

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

         The Company became eligible for resales of its restricted securities by its shareholders under SEC Rule 144 on or about May 8, 2000.

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

         On April 11, 2000, Lancer Management Group, LLC, the beneficial owner of 34.0% of our securities, expressed its willingness to advance us funds as needed to continue our operations through December 15, 2001, upon reasonable terms and conditions to be agreed.

         We do not expect any significant change in the total number of employees over the next twelve months. We intend to continue to identify and target appropriate technologies for possible acquisition over the next twelve months, although we have no agreements regarding any such technologies as of the date of this Form 10-QSB.

         Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses in categories including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses in categories including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of December 31, 1998, we had $665,000 in cash. As of December 31, 1999 we had $1,168,000 in cash. As of March 31, 2000, we had $858,000 in cash. We intend to satisfy our capital requirements for the next 12 months by our cash on hand and continuing to pursue private placements to raise capital and use our common stock as payment for services in lieu of cash where appropriate. However, we do not know if those resources will be adequate to cover our capital requirements.

Recently Issued Accounting Standards

         We do not believe any recently issued accounting standards have had or will have a material impact on our operations.

Forward Looking Statements

THIS QUARTERLY REPORT, INCLUDING THE DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. OUR ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THOSE FACTORS DESCRIBED ELSEWHERE IN THIS QUARTERLY REPORT AND IN OTHER FILINGS MADE BY US WITH THE COMMISSION.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits


Exhibit
Number                              Description of Exhibit
----------                          --------------------------

2.1                             Agreement and Plan of Reorganization(1)
2.2                             Agreement and Plan of Merger(1)
2.3                             Certificate of Incorporation(1)
2.4                             Amendment to Certificate of Incorporation(1)
2.5                             Bylaws(1)
4.1                             Specimen Common Stock Certificate(1)
10.1                            License/Assignment Agreement with Robert Glenn Hockaday, and DKY, Inc.(1)
10.2                            Research and Development Agreement with Energy Related Devices, Inc.(1)
10.3                            Letter Agreement with Energy Related Devices, Inc. and Robert Glenn Hockaday(1)
10.4                            Intellectual Property Assignment and Research and Development Agreement with
                                Novars Gesellschaft fur neue Technologien GmbH(1)
10.5                            License Option Agreement with The Regents of the University of California(1)
10.6                            Lease of Executive Offices(1)
10.7                            Lease of New Mexico Facilities(1)
10.8                            1998 Stock Option Plan(1)
10.9                            Employment Agreement with Robert Hermes(1)
10.10                           Agreement with Stanton Crenshaw Communications(1)
10.11                           Agreement with Equilink(1)
10.12                           Stock Purchase Agreement between Manhanttan Scientifics, Inc., Projectavision,
                                Inc., and Lancer Partners, L.P.(2)
10.13                           License Option Agreement with Mr. Edward Vanzo(3)
21.1                            List of Subsidiaries(3)
27.1                            Financial Data Schedule


(1) Incorporated by reference to the registrant's Form 10-SB filed with the Securities and Exchange Commission on December 8, 1999.

(2) Incorporated by reference to Amendment No.2 to the registrant's Form 10-SB filed with the Securities and Exchange Commission on February 9, 2000.

(3) Incorporated by reference to Amendment No.3 to the registrant's Form 10-SB filed with the Securities and Exchange Commission on March 29, 2000.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the Quarter ended March 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MANHATTAN SCIENTIFICS, INC.



Dated:      May 12, 2000                        By:    /s/ Marvin Maslow
         --------------------                        -------------------
                                                      Marvin Maslow
                                                      President, Chief Executive
                                                      Officer, and Chairman of
                                                      the Board

                                  EXHIBIT INDEX


Number                          Description and Method of Filing
---------                       ----------------------------------------

2.1                             Agreement and Plan of Reorganization(1)
2.2                             Agreement and Plan of Merger(1)
2.3                             Certificate of Incorporation(1)
2.4                             Amendment to Certificate of Incorporation(1)
2.5                             Bylaws(1)
4.1                             Specimen Common Stock Certificate(1)
10.1                            License/Assignment Agreement with Robert Glenn Hockaday, and DKY, Inc.(1)
10.2                            Research and Development Agreement with Energy Related Devices, Inc.(1)
10.3                            Letter Agreement with Energy Related Devices, Inc. and Robert Glenn Hockaday(1)
10.4                            Intellectual Property Assignment and Research and Development Agreement with
                                Novars Gesellschaft fur neue Technologien GmbH(1)
10.5                            License Option Agreement with The Regents of the University of California(1)
10.6                            Lease of Executive Offices(1)
10.7                            Lease of New Mexico Facilities(1)
10.8                            1998 Stock Option Plan(1)
10.9                            Employment Agreement with Robert Hermes(1)
10.10                           Agreement with Stanton Crenshaw Communications(1)
10.11                           Agreement with Equilink(1)
10.12                           Stock Purchase Agreement between Manhanttan Scientifics, Inc., Projectavision,
                                Inc., and Lancer Partners, L.P.(2)
10.13                           License Option Agreement with Mr. Edward Vanzo(3)
21.1                            List of Subsidiaries(3)
27.1                            Financial Data Schedule


(1) Incorporated by reference to the registrant's Form 10-SB filed with the Securities and Exchange Commission on December 8, 1999.

(2) Incorporated by reference to Amendment No.2 to the registrant's Form 10-SB filed with the Securities and Exchange Commission on February 9, 2000.

(3) Incorporated by reference to Amendment No.3 to the registrant's Form 10-SB filed with the Securities and Exchange Commission on March 29, 2000.