Form 10QSB
period 2000-06-30
MANHATTAN SCIENTIFICS INC
filed 2000-08-14
CIK 1099132

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

/ /  Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from ______________ to ______________

                        Commission file number 000-28411


                           Manhattan Scientifics, Inc.
             ------------------------------------------------------
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


       Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES /X/    NO / /

       The number of shares outstanding of each of the issuer's classes of common equity as of August 9, 2000 was as follows: 102,399,472 shares of Common Stock, and 245,165 shares of Series B Preferred Stock. In addition, as of the date of this Form 10-QSB, there are 650,000 shares of Common Stock and 14,000 shares of Series C Preferred Stock which Manhattan Scientifics is obligated to issue but has not yet been issued to the appropriate recipients.

       Transitional Small Business Disclosure Format:    YES / /  NO /X/

                                     PART I.

                              FINANCIAL INFORMATION


Item 1.     Financial Statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Balance Sheet
(UNAUDITED)
June 30, 2000


ASSETS
Current assets:
  Cash and cash equivalents                                        $  703,000
  Stock subscription receivable (collected $250,000 in each
    month July and August 2000)                                       500,000
  Note receivable                                                      10,000

  Prepaid expenses                                                     40,000
                                                                   ----------

    Total current assets                                            1,253,000
                                                                   ----------

Property and equipment, net                                            78,000
Patents, net                                                        2,033,000
Security deposit                                                        7,000
                                                                   ----------

                                                                   $3,371,000
                                                                   ==========
LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses                            $  107,000

  Note payable to stockholder                                         275,000
                                                                   ----------

    Total current liabilities                                         382,000
                                                                   ----------

Commitments

STOCKHOLDERS' EQUITY
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative,
   authorized 182,525 Shares; issued and outstanding - none
Series B convertible, authorized 250,000 shares; 245,165
   shares issued and outstanding
Series C convertible, redeemable, authorized 14,000 shares;
   14,000 shares issuable
Common, authorized 150,000,000 shares, 102,388,639
   shares issued,
   And outstanding, 655,833 shares issuable                           102,000
Additional paid-in capital                                         30,984,000
Deficit accumulated during the development stage                  (28,097,000)
                                                                   -----------

    Total stockholders' equity                                      2,989,000
                                                                   ----------

                                                                   $3,371,000
                                                                   ==========


The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Operations
(UNAUDITED)




                                                                       Three Months                      Six Months Ended
                                                                       Ended June 30                      Ended June 30
                                                                 2000             1999               2000              1999
                                                            -------------     -------------     -------------      -------------
Revenues                                                    $           0     $           0     $           0      $           0
                                                            -------------     -------------     -------------      -------------

Operating costs and expenses:
    Salaries and employee benefits
    Consulting fees
    Materials and supplies
    General and administrative                                    265,000         6,364,000           611,000          6,475,000
    Rent and utilities                                             15,000             5,000            19,000             10,000
    Research and development                                      775,000           189,000         1,419,000            361,000
                                                            -------------     -------------     -------------      -------------

       Total operating costs and expenses                       1,055,000         6,558,000         2,049,000          6,846,000
                                                            -------------     -------------     -------------      -------------

Loss from operations before other income and expenses          (1,055,000)       (6,558,000)       (2,049,000)        (6,846,000)

Other income and expenses:
    Contract revenue
    Interest and other expense                                     (5,000)                             (8,000)
    Interest income                                                 6,000              5,000           22,000             10,000
    Loss of equity investee
                                                            -------------     -------------     -------------      -------------

Net loss/comprehensive loss                                     1,054,000     $ ( 6,553,000)        2,035,000      $  (6,836,000)
                                                            -------------     =============     -------------      =============

Dividends on Series C preferred stock
    beneficial conversion feature                              (1,400,000)                         (1,400,000)
                                                            -------------                       -------------

Net loss attributable to common shareholders                $  (2,454,000)                      $  (3,435,000)
                                                            =============                       =============

Basic and diluted loss per share:

   Weighted average number of common shares outstanding       101,793,000        98,250,000       101,793,000         98,250,000
                                                            =============     =============     =============      =============

   Basic and diluted loss per share                             $(.02)             $(.07)           $(.03)             $(.07)
                                                                ======             ======           ======             ======



                                                              Period From
                                                               Inception
                                                             (July 31,1992)
                                                               Through
                                                             June 30, 2000
                                                             -------------

Revenues                                                     $           0
                                                             -------------

Operating costs and expenses:
    Salaries and employee benefits                               4,429,000
    Consulting fees                                              6,197,000
    Materials and supplies                                         987,000
    General and administrative                                  10,952,000
    Rent and utilities                                             561,000
    Research and development                                     3,042,000
                                                             -------------

       Total operating costs and expenses                       26,168,000
                                                             -------------

Loss from operations before other income and expenses          (26,168,000)

Other income and expenses:
    Contract revenue                                             3,602,000
    Interest and other expense                                    (550,000)
    Interest income                                                125,000
    Loss of equity investee                                       (100,000)
                                                             -------------

Net loss/comprehensive loss                                  $ (23,091,000)
                                                             =============

Dividends on Series C preferred stock
    beneficial conversion feature


Net loss attributable to common shareholders


Basic and diluted loss per share:

   Weighted average number of common shares outstanding


   Basic and diluted loss per share




The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)
(UNAUDITED)

Consolidated Statements of Stockholders' Equity (Capital Deficiency)
(UNAUDITED)
(Notes A and F)
For the Cumulative Period From July 31, 1992 (Inception) Through June 30, 2000




                                                                                       Preferred Stock
                                                                             ----------------------------------
                                                                                       $.001 Par Value
                                                              Series A                     Series B
                                                              Preferred      ----------------------------------
                                                                Stock             Shares             Amount
                                                          ---------------    ---------------    ---------------
Initial issuance of shares to founders on contribution
     of intangible assets at historic cost basis
Additional founders' contribution
Issuance of 1,037,000 shares of Series A preferred
     Stock, net of issuance costs                         $        10,000
Net loss
                                                          ---------------

Balance, March 31, 1993                                            10,000
Issuance of shares to investor at approximately
     $.21 per share
Issuance of shares on exercise of options
Services performed in exchange for Series A
     Preferred stock issued in fiscal 1993
Net loss
                                                          ---------------

Balance, March 31, 1994                                            10,000
Services performed for Series A preferred stock
     issued in fiscal 1993
Issuance of shares at approximately $.52 per share
Net loss
                                                          ---------------

Balance, December 31, 1994                                         10,000
Issuance of 163,000 shares of Series A
     Preferred stock                                                2,000
Write-off of amounts receivable from stockholders
Net loss
                                                          ---------------

Balance, December 31, 1995                                         12,000
Issuance of shares upon exercise of option for
     $15,000
Net loss
                                                          ---------------

Balance, December 31, 1996                                         12,000
Purchase and retirement of 1,200,000 shares of
     Series A preferred stock                                     (12,000)
Purchase of 7,195,814 treasury shares of common
     stock for $15,000
Net loss/comprehensive loss
                                                          ---------------

Balance, December 31, 1997 (carried forward)                            0




                                                                      Common Stock
                                                                     $.001 Par Value              Additional
                                                          ----------------------------------       Paid-in
                                                                Shares            Amount           Capital
                                                          ---------------    ---------------   ---------------
Initial issuance of shares to founders on contribution
     of intangible assets at historic cost basis              14,391,627            $ 14,500   $           500
Additional founders' contribution                                                                       40,000
Issuance of 1,037,000 shares of Series A preferred
     Stock, net of issuance costs                                                                    1,020,000
Net loss
                                                          ---------------    ---------------   ---------------

Balance, March 31, 1993                                        14,391,627             14,500         1,060,500
Issuance of shares to investor at approximately
     $.21 per share                                            14,391,627             14,500         2,985,500
Issuance of shares on exercise of options                         479,720              1,000            49,000
Services performed in exchange for Series A
     Preferred stock issued in fiscal 1993
Net loss
                                                          ---------------    ---------------   ---------------

Balance, March 31, 1994                                        29,262,974             30,000         4,095,000
Services performed for Series A preferred stock
     issued in fiscal 1993
Issuance of shares at approximately $.52 per share                345,399                              182,000
Net loss
                                                          ---------------    ---------------   ---------------

Balance, December 31, 1994                                     29,608,373            30,000          4,277,000
Issuance of 163,000 shares of Series A
     Preferred stock                                                                                   161,000
Write-off of amounts receivable from stockholders                                                      (40,000)
Net loss
                                                          ---------------    ---------------   ---------------

Balance, December 31, 1995                                     29,608,373             30,000         4,398,000
Issuance of shares upon exercise of option for
     $15,000                                                   14,391,627             14,000             1,000
Net loss
                                                          ---------------    ---------------   ---------------

Balance, December 31, 1996                                     44,000,000             44,000         4,399,000
Purchase and retirement of 1,200,000 shares of
     Series A preferred stock                                                                          (58,000)
Purchase of 7,195,814 treasury shares of common
     stock for $15,000
Net loss/comprehensive loss
                                                          ---------------    ---------------   ---------------

Balance, December 31, 1997 (carried forward)                   44,000,000             44,000         4,341,000







                                                                                 Deficit
                                                               Amounts         Accumulated
                                                             Receivable        During the
                                                                From           Development         Treasury
                                                            Stockholders          Stage             Stock               Total
                                                          ---------------    ---------------    ---------------    ---------------
Initial issuance of shares to founders on contribution
     of intangible assets at historic cost basis                                                                   $        15,000
Additional founders' contribution                         $       (40,000)
Issuance of 1,037,000 shares of Series A preferred
     Stock, net of issuance costs                                (286,000)                                                 744,000
Net loss                                                                     $      (543,000)                             (543,000)
                                                          ---------------    ---------------    ---------------    ---------------

Balance, March 31, 1993                                          (326,000)          (543,000)                              216,000
Issuance of shares to investor at approximately
     $.21 per share                                                                                                      3,000,000
Issuance of shares on exercise of options                                                                                   50,000
Services performed in exchange for Series A
     Preferred stock issued in fiscal 1993                        127,000                                                  127,000
Net loss                                                                          (2,292,000)                           (2,292,000)
                                                          ---------------    ---------------    ---------------    ---------------

Balance, March 31, 1994                                          (199,000)        (2,835,000)                            1,101,000
Services performed for Series A preferred stock
     issued in fiscal 1993                                        159,000                                                  159,000
Issuance of shares at approximately $.52 per share                                                                         182,000
Net loss                                                                          (2,250,000)                           (2,250,000)
                                                          ---------------    ---------------    ---------------    ---------------

Balance, December 31, 1994                                        (40,000)        (5,085,000)                             (808,000)
Issuance of 163,000 shares of Series A
     Preferred stock                                                                                                       163,000
Write-off of amounts receivable from stockholders                  40,000                                                        0
Net loss                                                                            (972,000)                             (972,000)
                                                          ---------------    ---------------    ---------------    ---------------

Balance, December 31, 1995                                              0         (6,057,000)                           (1,617,000)
Issuance of shares upon exercise of option for
     $15,000                                                                                                                15,000
Net loss                                                                            (284,000)                             (284,000)
                                                          ---------------    ---------------    ---------------    ---------------

Balance, December 31, 1996                                              0         (6,341,000)                           (1,886,000)
Purchase and retirement of 1,200,000 shares of
     Series A preferred stock                                                                                              (70,000)
Purchase of 7,195,814 treasury shares of common
     stock for $15,000                                                                          $       (15,000)           (15,000)
Net loss/comprehensive loss                                                         (335,000)                             (335,000)
                                                          ---------------    ---------------    ---------------    ---------------

Balance, December 31, 1997 (carried forward)                            0         (6,676,000)           (15,000)        (2,306,000)




The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)
(UNAUDITED)

Consolidated Statements of Stockholders' Equity (Capital Deficiency)(continued) (UNAUDITED)
(Notes A and F)
For the Cumulative Period From July 31, 1992 (Inception) Through June 30, 2000 (continued)



                                                                 Preferred Stock
                                                                 $.001 Par Value             Common Stock
                                                                -------------------      ---------------------
                                               Series A              Series B              $.001 Par Value
                                               Preferred        -------------------      ---------------------
                                                 Stock          Shares       Amount       Shares       Amount
                                               ---------        ------       ------      ----------  ---------
Balance, December 31, 1997 (brought forward)          0              0            0      44,000,000  $  44,000
Purchase of 7,195,813 treasury shares of
   common stock for $15,000
Special distribution of 14,391,627 shares
   of common stock to Projectavision, Inc.
Shares deemed issued in connection
   with reverse merger                                                                   11,000,000     11,000
Issuance of 182,525 shares of Series A
   preferred stock and warrants exercisable
   into 750,000 shares of common stock at an
   exercise price of $.10 per share in
   exchange for note payable of $1,500,000
   and accrued interest of $330,000 including
   deemed dividend in connection with
   Beneficial conversion feature of
   preferred stock
Issuance of shares at $.20 per share, net
   of Issuance costs                                                                      5,000,000      5,000
Issuance of shares to purchase intangible                                                 7,200,000      7,000
   assets
Issuance of shares at $.58 per share for
   Consulting services                                                                    1,000,000      1,000
Issuance of warrants to purchase
   2,000,000 shares of common stock
   exercisable at $.75 per share at fair
   value for services
Issuance of shares at $.18 per share                                                        275,000
Issuance of shares on conversion of
182,525 shares
   of Series A preferred stock                                                            9,435,405     10,000
Issuance of shares at $.05 per share                                                     20,340,000     20,000
Issuance of stock options and warrants at
fair value
   for services
Net loss/comprehensive loss
                                               ---------        ------       ------      ----------  ---------

Balance, December 31, 1998
(carried forward)                                     0              0            0      98,250,405     98,000




                                                                             Deficit
                                                             Amounts       Accumulated
                                             Additional     Receivable      During the
                                              Paid-in          From        Development     Treasury
                                              Capital      Stockholders       Stage          Stock        Total
                                              -------      ------------       -----          -----        -----
Balance, December 31, 1997 (brought
   forward)                                 $ 4,341,000   $          0    $ (6,676,000)   $           $(2,306,000)
Purchase of 7,195,813 treasury shares of
   common stock for $15,000                                                               (15,000)        (15,000)
Special distribution of 14,391,627 shares
   of common stock to Projectavision, Inc.      346,000                                    30,000         376,000
Shares deemed issued in connection
   with reverse merger                          (11,000)                                                        0

Issuance of 182,525 shares of Series A
   preferred stock and warrants exercisable
   into 750,000 shares of common stock at
   an exercise price of $.10 per share in
   exchange for note payable of $1,500,000
   and accrued interest of $330,000
   including deemed dividend in connection
   with Beneficial conversion feature of
   preferred stock                            2,850,000                     (1,020,000)                 1,830,000
Issuance of shares at $.20 per share, net
   of Issuance costs                            970,000                                                   975,000

Issuance of shares to purchase intangible                                                               1,440,000
    assets                                    1,433,000

Issuance of shares at $.58 per share for
   Consulting services                          579,000                                                   580,000

Issuance of warrants to purchase
   2,000,000 shares of common stock
   exercisable at $.75 per share
   at fair value for services                   660,000                                                   660,000
Issuance of shares at $.18 per share             50,000                                                    50,000
Issuance of shares on conversion of
   182,525 shares of Series A preferred
   stock                                        (10,000)                                                        0
Issuance of shares at $.05 per share            997,000                                                 1,017,000

Issuance of stock options and warrants at
   fair value for services                    2,165,000                                                 2,165,000
Net loss/comprehensive loss                                                 (4,580,000)                (4,580,000)
                                            -----------  ---------------  ------------    ----------  -----------

Balance, December 31, 1998
(carried forward)                            14,370,000              0     (12,276,000)            0    2,192,000



The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)
(UNAUDITED)
Consolidated Statements of Stockholders' Equity (Capital Deficiency)(continued) (UNAUDITED)
(Notes A and F)
For the Cumulative Period From July 31, 1992 (Inception) Through June 30, 2000 (continued)



                                                    Preferred Stock
                                                    $.001 Par Value              Common Stock
                                                  -------------------        --------------------
                                   Series A            Series B                $.001 Par Value
                                   Preferred      -------------------        --------------------
                                     Stock        Shares       Amount        Shares        Amount
                                     -----        ------       ------        ------        ------
Balance, December 31, 1998
   (brought forward)                        0           0    $        0     98,250,000    $  98,000
Issuance of shares in
   satisfaction
   Of accrued expenses                                                          78,000
Issuance of shares at $.49 per
   Share for consulting services                                                10,000
Issuance of shares at $.49 per
   Share to purchase furniture
   And fixtures                                                                100,000
Issuance of shares at market
   Prices as consulting
   Services were performed                                                      17,269
Issuance of shares to purchase
   Intangible assets                                                         1,000,000        1,000
Issuance of shares at $1.25 per
   Share for services                                                            1,600
Issuance of stock options
   Immediately exercisable
   At fair value for services
Issuance of warrants to purchase
   2,000,000 shares of common
   Stock exercisable at $.75 per
   Share for consulting services
Shares issuable at $1.27 per
   Share in connection with note
   Payable
Issuance of shares on exercise
   Of 100,000 options at $.20
   per Share                                                                   100,000
Issuance of Series B convertible
   Preferred shares at $6.00 per
   Share including deemed
   Dividend in connection with
   Beneficial conversion feature
   Of preferred stock                             245,165
Issuance of shares at $.75
   Per share                                                                   533,000        1,000

Net loss/comprehensive loss
                                  -----------  ----------   ----------    ------------   ----------

Balance, December 31, 1999                  0     245,165            0     100,090,274      100,000


                                                                       Deficit
                                                      Amounts        Accumulated
                                    Additional      Receivable       During the
                                      Paid-in          From          Development       Treasury
                                     Capital       Stockholders         Stage            Stock         Total
                                     -------       ------------         -----            -----         -----
Balance, December 31, 1998
   (brought forward)              $ 14,370,000     $           0   $(12,276,000)      $        0   $ 2,192,000

Issuance of shares in
   satisfaction
   Of accrued expenses                  15,000                                                          15,000
Issuance of shares at $.49 per
   Share for consulting services         5,000                                                           5,000
Issuance of shares at $.49 per
   Share to purchase furniture
   And fixtures                         49,000                                                          49,000
Issuance of shares at market
   Prices as consulting
   services were performed              15,000                                                          15,000
Issuance of shares to purchase
   Intangible assets                   999,000                                                       1,000,000
Issuance of shares at $1.25 per
   Share for services                    2,000                                                           2,000
Issuance of stock options
   Immediately exercisable
   At fair value for services        6,572,000                                                       6,572,000
Issuance of warrants to purchase
   2,000,000 shares of common
   Stock exercisable at $.75 per
   Share for consulting services     1,090,000                                                       1,090,000
Shares issuable at $1.27 per
   Share in connection with note
   Payable                             191,000                                                         191,000
Issuance of shares on exercise
   Of 100,000 options at $.20
   per Share                            20,000                                                          20,000
Issuance of Series B convertible
   Preferred shares at $6.00 per
   Share including deemed
   Dividend in connection with
   Beneficial conversion feature
   Of preferred stock                2,942,000                       (1,471,000)                     1,471,000
Issuance of shares at $.75
   Per share                           399,000                                                         400,000
Net loss/comprehensive loss                                          (9,800,000)                    (9,800,000)
                                  ------------    --------------  -------------      -----------   -----------

Balance, December 31, 1999          26,669,000                 0    (23,547,000)     $         0     3,222,000


The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)
(UNAUDITED)
(carried forward)

Consolidated Statements of Stockholder's Equity (Capital Deficiency)(continued) (UNAUDITED)
(Notes A and F)
For the Cumulative Period From July 31, 1992 (Inception) Through June 30, 2000 (continued)


                                                                        Preferred Stock           Preferred Stock
                                                                        $.001 Par Value           $.001 Par Value
                                                                      ------------------        ---------------------
                                                          Series A         Series B                   Series C
                                                         Preferred    ------------------        ---------------------
                                                           Stock      Shares      Amount        Shares         Amount
                                                           -----      ------      ------        ------         ------
Balance, December 31, 1999
   (brought forward)                                             0     245,165   $       0             0    $        0

Issuance of shares at $.75 per share

Issuance of shares at market price for service

Issuance of common stock to Equilink, LLC on Exercise of cashless warrants

Shares issuable of Series C convertible preferred shares
   At $100.00 per share including deemed dividend
   In connection with beneficial conversion feature
   Of preferred stock

Issuance of shares in connection with Series C
   Preferred stock private placement investment

Shares issuable at $2.23 per share in connection with research and development and license
   Agreement

Issuance of shares at market price for services

Shares issuable at market price for services

Net loss/comprehensive loss
                                                         ----------  ---------  ----------  ------------    ----------

Balance, June 30, 2000                                           0     245,165   $       0             0    $        0
                                                         ==========  =========   =========  ============    ==========



                                                                                                                       Deficit
                                                                Common Stock                            Amounts      Accumulated
                                                              $.001 Par Value          Additional     Receivable      During the
                                                            --------------------        Paid-in          From        Development
                                                            Shares        Amount        Capital       Stockholders       Stage
                                                            ------        ------        -------       ------------       -----
Balance, December 31, 1999
   (brought forward)                                      100,090,274   $  100,000   $ 26,669,000     $        0     $ (23,547,000)


Issuance of shares at $.75 per share                          515,000        1,000        385,000


Issuance of shares at market price for service                  4,942                       8,000


Issuance of common stock to Equilink, LLC on
   Exercise of cashless warrants                            1,076,923


Shares issuable of Series C convertible preferred
   shares
   At $100.00 per share including deemed dividend
   In connection with beneficial conversion feature
   Of preferred stock                                                                   2,199,000                       (1,400,000)


Issuance of shares in connection with Series C
   Preferred stock private placement investment               700,000        1,000        600,000


Shares issuable at $2.23 per share in connection
   with research and development and license
   Agreement                                                                            1,115,000                       (1,115,000)


Issuance of shares at market price for services                 1,500


Shares issuable at market price for services                                                8,000


Net loss/comprehensive loss                                                                                             (2,035,000)
                                                         ------------   ----------   ------------   ------------     -------------

Balance, June 30, 2000                                    102,388,639   $  102,000   $ 30,984,000              0     $ (28,097,000)
                                                         ============   ==========   ============   ============     =============




                                                            Treasury
                                                             Stock         Total
                                                             -----         -----
Balance, December 31, 1999
   (brought forward)                                     $         0    $ 3,222,000


Issuance of shares at $.75 per share                                        386,000


Issuance of shares at market price for service                                8,000


Issuance of common stock to Equilink, LLC on Exercise of cashless warrants


Shares issuable of Series C convertible preferred
shares
   At $100.00 per share including deemed dividend
   In connection with beneficial conversion feature
   Of preferred stock                                                       799,000


Issuance of shares in connection with Series C
   Preferred stock private placement investment                             601,000


Shares issuable at $2.23 per share in connection with research and development and license
   Agreement


Issuance of shares at market price for services


Shares issuable at market price for services                                  8,000


Net loss/comprehensive loss                                              (2,035,000)
                                                         -----------    -----------

Balance, June 30, 2000                                   $         0    $ 2,989,000
                                                         ===========    ===========



The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)
(UNAUDITED)


(Consolidated Statements of Cash Flows)
(UNAUDITED)



                                                                          Three Months                     Six Months
                                                                            June 30,                        June 30,
                                                                 ----------------------------     ------------------------------
                                                                     2000            1999             2000               1999
                                                                 -----------      -----------     -----------        -----------
Cash flows from operating activities:
   Net loss                                                      $(1,054,000)     $(6,553,000)    $(2,035,000)       $(6,836,000)
   Adjustments to reconcile net loss to net
      Cash used in operating activities:
        Common stock issued for services                               8,000           35,000          16,000             35,000
        Preferred stock issued for services
        Stock options issued for services                                           6,160,000                          6,160,000
        Warrants issued for services
        Financing costs payable with common stock
        Loss of equity investee
        Depreciation and amortization                                 66,000           39,000         131,000             79,000
        Changes in:
           Prepaid expenses                                           15,000            5,000         (40,000)             5,000
           Accounts payable and accrued expenses                     (79,000)          50,000        (126,000)            (2,000)
           Note receivable
                                                                 -----------      -----------     -----------        -----------
              Net cash used in operating activities               (1,044,000)        (264,000)     (2,054,000)          (559,000)
                                                                 -----------      -----------     -----------        -----------

Cash flows from investing activities:
   Purchase of equipment                                             (11,000)                         (22,000)
   Purchase of investment                                                             (70,000)                           (70,000)
   Proceeds from sale of equipment
                                                                 -----------      -----------     -----------        -----------
              Net cash used in investing activities                  (11,000)         (70,000)        (22,000)           (70,000)
                                                                 -----------      -----------     -----------        -----------

Cash flows from financing activities:
   Purchase of treasury stock
   Proceeds from note payable to stockholders
   Net proceeds from issuance of preferred stock                     900,000                          900,000
   Net proceeds from issuance of common stock                                                         711,000            250,000
   Loan repayment to preferred stockholder
   Capital lease payments
   Security deposit paid
                                                                 -----------      -----------     -----------        -----------
              Net cash provided by financing activities              900,000                        1,611,000            250,000
                                                                 -----------      -----------     -----------        -----------

Net increase (decrease) in cash and cash equivalents                (155,000)        (334,000)       (465,000)          (379,000)
Cash and cash equivalents, beginning of period                       858,000          620,000       1,168,000            665,000
                                                                 -----------      -----------     -----------        -----------


Cash and cash equivalents, end of period                        $    703,000      $   286,000     $   703,000        $   286,000
                                                                ============      ===========     ===========        ===========

Supplemental disclosure of cash flow information:
   Interest paid

Supplemental disclosures of noncash investing and
   Financing activities:
      Fixed assets contributed to the Company in
        exchange for Series A preferred stock
      Issuance of 14,391,627 common shares to
        Acquire intangible assets
      Special distribution of 14,391,627 shares of common stock to Stockholder in settlement of stockholder advances
      Issuance of 7,200,000 common shares to acquire
        Intangible assets
      Issuance of Series A preferred stock and warrants in settlement of note payable and accrued interest
      Issuance of 1,000,000 common shares to acquire intangible assets Issuance of 100,000 common shares to acquire furniture and Fixtures
      Issuance of 78,000 common shares in satisfaction of accrued Expenses



                                                                               Period From
                                                                                Inception
                                                                             (July 31, 1992)
                                                                                 Through
                                                                              June 30, 2000
                                                                            ------------------
Cash flows from operating activities:
   Net loss                                                                      (23,091,000)
   Adjustments to reconcile net loss to net
      Cash used in operating activities:
        Common stock issued for services                                             618,000
        Preferred stock issued for services                                          598,000
        Stock options issued for services                                          8,737,000
        Warrants issued for services                                               1,750,000
        Financing costs payable with common stock                                    191,000
        Loss of equity investee                                                      100,000
        Depreciation and amortization                                                806,000
        Changes in:
           Prepaid expenses                                                          (40,000)
           Accounts payable and accrued expenses                                     462,000
           Note receivable                                                           (10,000)
              Net cash used in operating activities                               (9,879,000)

Cash flows from investing activities:
   Purchase of equipment                                                            (377,000)
   Purchase of investment                                                           (100,000)
   Proceeds from sale of equipment                                                    14,000
                                                                                  ----------

              Net cash used in investing activities                                 (463,000)
                                                                                  ----------

Cash flows from financing activities:
   Purchase of treasury stock                                                       (100,000)
   Proceeds from note payable to stockholders                                      2,149,000
   Net proceeds from issuance of preferred stock                                   3,069,000
   Net proceeds from issuance of common stock                                      6,095,000
   Loan repayment to preferred stockholder                                          (148,000)
   Capital lease payments                                                            (13,000)
   Security deposit paid                                                              (7,000)
                                                                                  ----------

              Net cash provided by financing activities                           11,045,000
                                                                                  ----------

Net increase (decrease) in cash and cash equivalents                                 703,000
Cash and cash equivalents, beginning of period
                                                                                  ----------

Cash and cash equivalents, end of period                                          $  703,000
                                                                                  ==========


Supplemental disclosure of cash flow information:
   Interest paid                                                                  $    7,000
                                                                                  ==========

Supplemental disclosures of noncash investing and
   Financing activities:
      Fixed assets contributed to the Company in
        exchange for Series A preferred stock                                     $   45,000
                                                                                  ==========
      Issuance of 14,391,627 common shares to
        Acquire intangible assets                                                 $   15,000
                                                                                  ==========
      Special distribution of 14,391,627 shares of
        common stock to Stockholder in settlement of
        stockholder advances                                                      $  376,000
                                                                                  ==========
      Issuance of 7,200,000 common shares to acquire
        Intangible assets                                                         $1,440,000
                                                                                  ==========
      Issuance of Series A preferred stock and warrants
        in settlement of note payable and
        accrued interest                                                          $1,830,000
                                                                                  ==========
      Issuance of 1,000,000 common shares to acquire
        intangible assets                                                         $1,000,000
                                                                                  ==========
      Issuance of 100,000 common shares to acquire
        furniture and Fixtures                                                    $   49,000
                                                                                  ==========
      Issuance of 78,000 common shares in satisfaction
        of accrued Expenses                                                       $   15,000
                                                                                  ==========


The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)
(UNAUDITED)


NOTE A - ORGANIZATION AND OPERATIONS
(UNAUDITED)

Manhattan Scientifics, Inc. (formerly Grand Enterprises, Inc. ("Grand")), and its wholly-owned subsidiary Tamarack Storage Devices, Inc. (collectively "the Company"), a development stage enterprise, operates in a single business segment as a technology incubator that seeks to acquire, develop and bring to market technologies in fields with an emphasis in the area of consumer and commercial electronics. At June 30, 2000, the Lauer Entities claim beneficial ownership of approximately 45 percent of the Company's common stock (see Note F).

In January 1998, Manhattan Scientifics, Inc., then a non-operating public corporation with nominal net assets, acquired all of the outstanding common stock of Tamarack Storage Devices, Inc. ("Tamarack") by issuing 44 million shares of its common stock, including approximately 43,120,000 shares issued to Projectavision, a public company which gave the stockholders of Tamarack actual control of the combined company. In addition, Manhattan Scientifics, Inc. issued 182,525 shares of Series A preferred stock and a warrant to purchase 750,000 shares of its common stock at an exercise price of 10 cents per share in exchange for a note payable of $1.5 million plus accrued interest of $330,000 due to Projectavision from Tamarack. In connection with this transaction, Tamarack became a wholly-owned subsidiary of Manhattan Scientifics, Inc. For accounting purposes, the acquisition was treated as a recapitalization of Tamarack rather than a business combination. Tamarack, as the accounting acquiror of the public shell, did not record goodwill or any other intangible asset for this "Reverse Acquisition". The historical financial statements are those of Tamarack. Tamarack, a development stage enterprise, was a Texas corporation formed in July 1992. Since inception, Tamarack has been, and continues to be, involved in the research and development of products based on holographic data storage technology. Loss per share has been restated for all periods prior to the acquisition to include the number of equivalent shares received by Tamarack's stockholders in the Reverse Acquisition.

Prior to this transaction, Projectavision owned approximately 98% of Tamarack. Projectavision, through cash investments, acquired approximately 65% of Tamarack through December 31, 1996. During late 1997 and early 1998, as a result of a treasury stock transaction between Tamarack and its two founding stockholders, Projectavision came to own approximately 97% of the outstanding shares of Tamarack. In lieu of repayment of certain advances made by Projectavision amounting to approximately $376,000, Tamarack made a special dividend distribution to Projectavision of the 14,391,627 treasury shares increasing Projectavision's ownership of Tamarack to 98%. The value ascribed to this transaction amounted to a reduction of the treasury stock at historical cost and a contribution to additional paid-in capital of $346,000 as part of the reverse acquisition.

Concurrently with the Reverse Acquisition, Tamarack merged with DKY, Inc., a newly formed company. In connection with this transaction, Tamarack, as the surviving entity, obtained certain license/intellectual property assignment rights held by DKY, Inc. In addition, the Company issued 7,200,000 common shares to acquire certain intangible assets from DKY, Inc.'s stockholder valued at $1.4 million (see Note F).

Since its inception, Tamarack, and more recently the Company, has been engaged primarily in directing, supervising and coordinating research and development efforts and raising funds. The Company conducts its operations primarily in the United States.

There is no assurance that the Company's research and development and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve significant sales of any such products. The Company has incurred net losses and negative cash flows from operations since its inception. In addition, the Company operates in an environment of rapid change in technology and is dependent upon the services of its employees and its consultants. If the Company is unable to successfully bring its technologies to commercialization, it is unlikely that the Company could continue its business. The Company has obtained a commitment from a major stockholder to provide sufficient funds if needed to support the Company's normal operations through December 15, 2001 upon reasonable terms and conditions to be agreed.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)
(UNAUDITED)


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (UNAUDITED)

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

[8]  Advertising expenses:

     The Company expenses advertising costs which consist primarily of promotional items and print media, as incurred. Advertising expenses amounted to $8,000, $7,000, and $29,000 for the six months ended June 30, 2000, 1999 and for the cumulative period July 31, 1992 (inception) through June 30, 2000.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)
(UNAUDITED)


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (CONTINUED)
(UNAUDITED)


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

[11] Revenue recognition:

     Contract revenues represent primarily reimbursed expenditures incurred in connection with a government research contract. The significant aspects of this contract were completed in 1997 and the Company does not expect any further reimbursements. Amounts reimbursed represent miscellaneous other income. The Company expects to earn revenues from the sale or licensing of its products and such revenue will be recognized in accordance with the terms of the underlying agreements at the time such transactions are consummated.

[12] Interim financial statements:

     Financial statements as of June 30, 2000 and the six months ended June 30, 2000 and 1999 and the period from inception (July 31, 1992) are unaudited but in the opinion of management the financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the comparative financial position and results of operations. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2000 consists of the following:

                                           Useful Lives
                                            In Years
                                            --------

          Furniture and fixtures                5         $57,000
          Computers                             5          49,000
          Equipment                             5         124,000
                                                          -------
                                                          230,000

          Less accumulated depreciation                   152,000
                                                          -------

                                                          $78,000
                                                          =======

NOTE D - INVESTMENT - NMXS.COM, INC.

On June 3, 1999, the Company entered into an agreement with NMXS.com, Inc. (formerly New Mexico Software, Inc., a public company) and invested $100,000 ($70,000 in June 1999 and $30,000 in July 1999) for 5,416,300 shares of

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)
(UNAUDITED)

NOTE D - INVESTMENT - NMXS.COM, INC. (CONTINUED)
(UNAUDITED)

common stock. As a result of this investment, the Company owns approximately 28% of NMXS.com, Inc. As a result of losses incurred by NMXS through June 30, 2000, the Company reduced its investment cost in NMXS to zero. The Company will not record any of the future earnings associated with NMXS.com, Inc. until all the cumulative losses have been recovered. The cumulative losses in excess of the amount invested amounted to $490,000 as of June 30, 2000. In addition, per the stock purchase agreement with NMXS.com, Manhattan Scientifics provided NMXS.com with business and management advice through August 1999 without remuneration. Also, our CEO received a salary of $60,000 and a leased car from NMXS.com, Inc. as consideration for his services provided to NMXS.com, Inc.

On June 24, 2000, in connection with a private placement offering, the Company issued 100,000 shares of NMXS.com to the acquiror. In addition, the Company delivered an option to purchase an additional 100,000 shares of the Company's shareholdings in NMXS.com for an exercise price of $1 per share. The gain realized from the transfer of these shares of approximately $33,000 has been offset against the cumulative losses to date under the equity method of accounting for this investment (See the "Preferred Stock" section under Note F).

NOTE E - NOTES PAYABLE

In August 1999, the Company borrowed $275,000 from its Chief Operating Officer. The loan bears interest at the rate of 5.5% per annum and is due upon the earlier of February 7, 2001 or the date of a private placement raising at least $1,500,000. The loan may be prepaid at any time. The Chief Operating Officer had originally paid the Company $275,000 to exercise options to purchase shares of common stock but such exercise was rescinded and the options have been treated as if not exercised. No shares were delivered as a result of this transaction.

In August 1999, a stockholder loaned the Company $500,000 at an interest rate of 13.5% per annum. The loan was repaid in October 1999 with a subsequent borrowing from another stockholder as described below.

In October 1999, the Company obtained a $500,000 loan from a stockholder (the Peters Corporation) with interest at prime plus 1%. The loan was paid in full in December 1999 plus interest amounting to $7,000. In connection with this loan, the Company arranged to have 150,000 shares of common stock of the Company delivered to the Peters Corporation from another stockholder. The fair market value of the Company's stock was approximately $1.27 per share at the date of the transaction. Subsequently, the Company agreed to issue to the Peters Corporation 150,000 common shares in replacement of shares provided by the third party. The Company recognized a charge in 1999 of $191,000 for the value of the shares deliverable with a corresponding credit to additional paid-in capital.

NOTE F - CAPITAL TRANSACTIONS

Common Stock:

The following common stock transactions include the effects of restating of stockholders' equity for the shares received in the recapitalization/merger as a result of the reverse acquisition. The exchange rate of such shares was 9.59 shares of the Company's common stock for each Tamarack share of common stock. Accordingly, the Company's financial statement presentation indicates that there were 44,000,000 shares of common stock outstanding immediately prior to consummating the reverse merger.

Effective July 31, 1992, the Company issued 14,391,627 shares of common stock to the founders for certain intangible assets.

During 1994, the Company effected the following stock transactions:

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)
(UNAUDITED)

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)
(UNAUDITED)

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

During 1997, the Company repurchased 7,195,814 shares of its common stock for $15,000.

During 1998, the Company effected the following transactions:

  In January 1998, repurchased 7,195,813 shares of common stock for $15,000.

  In January 1998, the Company made a special distribution to Projectavision, Inc. of 14,391,627 shares of common stock held in treasury.

  In January 1998, in accounting for the reverse merger transaction, the Company was deemed to have issued 11 million shares of common stock for the net monetary assets of Grand which was nominal.

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

  From August 1998 through December 1998, issued 20,340,000 shares of common stock at $.05 per share in a private placement offering.

  During 1999, the Company effected the following transactions:

      In August 1999, issued 1,000,000 shares of common stock for $1.00 per share to acquire certain intangible assets.

      In October 1999, issued 78,000 shares in satisfaction of accrued expenses.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)
(UNAUDITED)

  NOTE F - CAPITAL TRANSACTIONS (CONTINUED)
  (UNAUDITED)

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

      In April 2000, issued 1,500 shares of common stock, at market price, for consulting services performed.

      In June 2000, issued 700,000 shares of common stock in connection with a private placement offering 14,000 shares of Series C preferred stock.

Preferred Stock:

During 1993, in accordance with a Share Purchase Agreement, the Company issued 1,037,000 shares of its Series A preferred stock in exchange for consideration of $1,037,000 in cash, goods and services provided to the Company by an unrelated third party.

During 1995, the Company issued an additional 163,000 shares of its Series A preferred stock in settlement of all amounts due to the above mentioned third party in exchange for services valued at $163,000.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)
(UNAUDITED)

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)
(UNAUDITED)

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

In December 1999, the Company issued 245,165 shares of Series B convertible preferred stock at $6.00 per share in a private placement offering. The shares are convertible at a rate of ten shares of common stock for each preferred share. These shares have voting rights and dividend rights as if each share had been converted to common stock.

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

In June 2000, the Company authorized 14,000 shares of Series C convertible, redeemable preferred stock with a stated value of $100 per share. The Series C shares are convertible into shares of common stock after 180 days from the date of the initial issuance of such shares. Such conversion is based upon a formula as determined by dividing (i) the product of $100 and the number of shares of Series C preferred stock to be converted on the date of conversion by (ii) the average closing price. The average closing price shall be the product of $.50 and the average closing bid price of the Company's common stock as reported by the quotation system on which the common stock is quoted, for the ten trading days immediately preceding the date that notice of conversion of the shares is furnished to the Company. In no event shall the Series C preferred stock be converted into more than an aggregate of 2,800,000 shares of common stock or less than an aggregate of 933,334 shares of common stock. For the purposes of determining the conversion ratio, the average closing price shall not be less than $.50 or greater than $1.50. The Series C shares are redeemable for the stated value of the stock at the option of the Company from time to time on or prior to 180 days from June 21, 2000, any or all of the outstanding shares. In connection with this transaction, the Company transferred 100,000 shares of common stock of NMXS.com, Inc. and issued an option for an additional 100,000 shares of common stock of NMXS.com, Inc. to the investors (See Note D).

The 2000 financial statements reflect the deemed dividend on the Series C preferred stock of $1,400,000 in accordance with EITF 98-5 resulting from the calculation of the beneficial conversion feature based on the quoted market price of the common stock. The amount of the deemed dividend was computed based upon the excess of the market value of equivalent common shares deemed issued over the proceeds received from the sale of the convertible preferred stock. The amount of the deemed dividend has been limited to the offering proceeds.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)
(UNAUDITED)


NOTE F - CAPITAL TRANSACTIONS (CONTINUED)
(UNAUDITED)

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

A summary of the Company's stock option activity and related information is as follows:


                                                                   Weighted    Number of
                                       Number of      Exercise      Average     Common
                                        Common       Price Per      Exercise    Shares
                                        Shares         Share         Price    Exercisable
                                        ------         -----         -----    -----------
     Outstanding as of December 31,
     1997                                        0                                      0
       Granted                          21,325,000      $.20         $.20      21,325,000
       Canceled                        (15,000,000)     $.20         $.20     (15,000,000)
                                        ----------                            -----------

     Outstanding as of December 31,
     1998                                6,325,000      $.20         $.20       6,325,000
       Granted                          16,250,000  $.05 and $.20    $.05      16,250,000
       Exercised                          (100,000)                              (100,000)
       Canceled                                  0                                      0
                                        ----------                            -----------

     Outstanding as of December 31,
     1999                               22,475,000                             22,475,000
       Granted                                   0                                      0
       Canceled                                  0                                      0
                                        ----------                            -----------
     Outstanding as of June 30, 2000    22,475,000                             22,475,000
                                        ==========                            ===========


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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)
(UNAUDITED)

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)
(UNAUDITED)

Code's requirements for incentive options) must have an exercise price of not less than 100% of the fair market value of the stock on the date of grant. The directors determine the vesting of the options under the Plan at the date of grant. A maximum of 30,000,000 options can be awarded under the Plan. The terms of grant permit a noncash exercise.

On July 28, 1998 in connection with a private placement transaction, the holders of 15 million options relinquished those options. Ten million of such options were recast as warrants to purchase shares of the Company's common stock at an exercise price of $.05 per share and given to a third party as a portion of the consideration for the private placement. No value such was ascribed to the 10 million warrants as they have deemed to be issued in connection with the private placement. The remaining 5 million options were also recast as warrants to purchase shares of the Company's common stock at an exercise price of $.05 per share and given to the original option holders. The in the money feature of such options amounted to $1,100,000 and was recorded as compensation and was classified in general and administrative expense in the statements of operations for the year ended December 31, 1998. The incremental fair value associated with those warrants was computed using the Black-Scholes method which approximated $115,000. On May 6, 1999, 500,000 options were repriced to $.05 which were previously granted at $.20 on January 8, 1998 to a director of the Company. The in the money feature of such options amounted to $220,000 and was recorded as compensation and was classified in general and administrative expense in the statement of operations for the year ended December 31, 1999.

Disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation are shown below.

Exercise prices and weighted-average contractual lives of stock options outstanding as of June 30, 2000 are as follows:

                              Options Outstanding             Options Exercisable
                        ---------------------------------    ---------------------
                                      Weighted
                                       Average    Weighted                Weighted
                                     Remaining    Average                  Average
         Exercise         Number     Contractual  Exercise      Number    Exercise
           Price        Outstanding    Life        Price     Exercisable    Price
           -----        -----------    ----        -----     -----------    -----
            $.05         16,200,000    8.7         $.05      16,200,000      $.05
            $.20          6,275,000    8.0         $.20       6,275,000      $.20



Warrants:

The Company issued the following warrants as of June 30, 2000:



                              Number of    Exercise   Contractual    Number of Shares
                Date          Warrants      Price        Life         Exercisable
                ----          --------      -----        ----         -----------
            January 8, 1998      750,000     $.10        10 years         750,000

            July 28, 1998     12,500,000     $.05        10 years      12,500,000
                              ----------                               ----------

                              13,250,000                               13,250,000
                              ==========                               ==========

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)
(UNAUDITED)


In January 2000, the Company issued 1,076,923 shares of common stock, pursuant to the July 28, 1999 exercise of warrants by Equilink, LLC.

On May 6, 1999, 2,500,000 warrants held by the Chief Executive Officer were converted into 2,500,000 options.

NOTE G - INCOME TAXES
(UNAUDITED)

There is no provision for federal, state or local income taxes for the periods ended June 30, 2000 and 1999, since the Company has incurred net operating losses.

The Company's deferred tax asset as of June 30, 2000 represents benefits from equity related compensation charges and net operating loss carryforwards of approximately $3,453,000 and $1,849,000, respectively, which is reduced by a valuation allowance of approximately $5,302,000 since the future realization of such tax benefit is not presently determinable.

As of June 30, 2000, the Company has a net operating loss carryforward of $14,336,000 expiring in 2008 through 2020 for federal income tax purposes and 2004 for state income tax purposes. As a result of ownership changes, internal revenue code Section 382 limits the amount of such net operating loss carryforward available to offset future taxable income to approximately $4,687,000 in the aggregate.

The difference between the statutory federal income tax rate applied to the Company's net loss and the Company's effective income tax rate for the six months ended June 30, 2000 and 1999 is summarized as follows:


                                             Three Months         Six Months
                                                 Ended              Ended
                                               June 30,            June 30,
                                           ----------------    -----------------
                                            2000     1999       2000       1999
                                           ------   ------     ------    -------
         Statutory federal income
         tax rate                           34.0%    34.0%      34.0%     34.0%
         Increase in valuation
         allowance                         (34.0)%  (34.0)%    (34.0)%   (34.0)%

                                             0.0%     0.0%       0.0%      0.0%
                                            ====     ====       ====      ====

NOTE H - COMMITMENTS

[1]  License and development agreements:

     In March 1997, the Company entered into a Cooperative Research and Development Agreement (the "CRADA Agreement") with the Regents of the University of California to develop a polymeric based recording media that will satisfy all of the requirements for a holographic media storage device. The work was to be completed within 25 months from the original date of execution. Each party shall have the first option to retain title to any subject inventions made by its employees during the work under this agreement. The agreement provides that the Company's contribution to funding will be $264,000. The CRADA research and development expenses charged to the statement of operations for the six months ended June 30, 2000 and 1999 and for the cumulative period July 31, 1992 through June 30, 2000 amounted to $0, $29,000 and $83,000, respectively.

     On January 11, 1998, the Company entered into a research and development agreement with Energy Related Devices, Inc. ("ERDI"). The term of the agreement is for the later of three years from the commencement date as defined in the agreement or the delivery of a prototype suitable for commercial sale or license regarding the fuel cell product defined in the agreement. The Company is obligated to fund up to $1 million in accordance with certain milestones as defined in the agreement. Upon the delivery of a prototype suitable for commercial sale or license regarding the fuel cell product, the Company's obligation

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)
(UNAUDITED)

NOTE H - COMMITMENTS (CONTINUED)
(UNAUDITED)

     will be to pay ERDI $10,000 per month until the Company funds or determines not to fund the research and development of ERDI's solar cell invention. Through June 30, 2000, the Company has provided $1,000,000 to ERDI for research and development activities. In addition, the Company is providing for key-man life insurance coverage on the primary stockholder of ERDI. In May 1999, the Company committed to additional funding of ERDI. As of June 30, 2000, the Company has funded an additional $380,000.

     In August 1999, the Company entered into a license option agreement with the Regents with the University of California for Cyclodextrin Polymer Separation materials. The agreement grants the Company an exclusive option to negotiate an exclusive world-wide license under the University's patent rights. The initial term expired on February 29, 2000 and was extended for a second term to February 28, 2001. Upon exercise of the agreement, the Company paid to the University a fee of $10,000. On February 28, 2000 the agreement was extended to a second term and the Company paid an additional $10,000 fee.

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

     In June 2000, the Company entered into agreements with a third party to exclusively and perpetually license a development stage computer software technology on a worldwide basis, to fund the continuing research and development of such technology, and to exchange certain securities (subject to return provisions), among other things. To date, the Company has funded $300,000 of an initial commitment of $1.5 million toward research and development of the technology, pursuant to a milestone timetable. It is intended that additional research and development not covered by the initial $1.5 million commitment, if any, will be funded primarily out of certain royalties payable by the Company to the third party, or, to the extent that such royalties are insufficient, from additional financings by the Company. The securities exchanged in connection with this transaction have been initially valued at $1,115,000, and reflected as a component of shareholders' equity. Because the securities are subject to certain return provisions relating to funding of research and development activities, they will be valued at each balance sheet date in accordance with such return provisions. The Company believes that it is premature to offer any assessment as to the ultimate commercial viability of any products that might be derived from this technology should it be successfully developed.

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

     Two hundred thousand of such options are subject to conditional vesting and are not currently exercisable. The vesting of these options is based upon the attainment of certain milestones as follows; 50,000 options upon successful testing and acceptance by a third party of the holographic storage media; 50,000 options upon commencement of commercial production of devices incorporating holographic storage media; 100,000 options upon attainment of $250,000 of gross revenues resulting from sales of devices incorporating the holographic storage media. These options are subject to variable plan accounting treatment in accordance with APB No. 25 and as such, the Company will record a charge to operations if the criteria for vesting are attained. The measurement date will be determined based upon the vesting.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)
(UNAUDITED)

NOTE H - COMMITMENTS (CONTINUED)
(UNAUDITED)

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

[4]  Intangible asset acquisition:

     On August 6, 1999, the Company entered into an agreement with Novars Gesellschaft Furneve Technologies mbh ("Novars") to acquire all of the intellectual property rights of Novars. As compensation, the Company issued 1,000,000 shares of its common stock. Five hundred thousand of such shares were treated as if issuable and will be held in escrow pending administrative issuance of certain patents as defined in the agreement. The initial purchase price was estimated at $1,000,000 based upon the value of the shares of common stock issued at the date of the transaction as determined by management. However, the eventual purchase price can not be determined until such time the shares held in escrow have been released to the third party. In addition, the Company is obligated to pay a three percent royalty in perpetuity on the revenues earned by the Company as defined in the agreement.

     In conjunction with the above, the Company entered into a three year research and development agreement with Novars with automatic one year renewals unless terminated by either party. In accordance with this agreement, the Company advanced $200,000 in August 1999, $150,000 January 2000 and $150,000 March 2000. The Company has amended the research and development agreement to provide for additional funding based on a milestone timetable. As of June 30, 2000 the Company has funded an additional $230,000.

[5]  Leases:

     The Company is obligated under two separate operating leases for office space located in Los Alamos, New Mexico and New York City. Both leases expire in 2001. The Company received reimubrsement of $39,000 against rent charges for the six months ended June 30, 2000 from a related party. Rent expense charged to operations was approximately $19,000 for the six months ended June 30, 2000 and $10,000 for the six months ended June 30, 1999.

     Minimum future rental payments under these leases are as follows:

             Twelve Months
               Ending
              June 30,
              --------
               2000                      $105,000
               2001                        35,000

NOTE I - RELATED PARTY TRANSACTIONS

The law firm of one director received $98,000 compensation for legal services rendered to the Company during the six months ended June 30, 2000.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)
(UNAUDITED)


The accounting firm of one of our directors received $71,000 compensation for accounting services rendered to the Company during the six months ended June 30, 2000.

In September 1999, the partners of one director received an aggregate of 200,000 options to purchase Company common stock at $.05 per share as consideration for the director's reduced availability which options were valued at $330,000 and expensed to attend to partnership duties as a result of his activities on behalf of the Company.

NMXS.com, Inc. pays the Company's CEO a yearly salary of $60,000 and leases a car for him as consideration for his services.

During 1998, the Company entered into a research and development agreement with Energy Related Devices, Inc. ("ERDI"). ERDI is majority-owned by a shareholder of the Company (see Note H[1]).

NOTE J- SUBSEQUENT EVENTS
(UNAUDITED)

Other:

On May 2, 2000, the Company entered into a contract with the U.S. Army to design and build a fuel cell power source to be used in an army test program. The contract price is $75,000. In late July 2000 the Company delivered the fuel cell power source for evaluation by the U.S. Army.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; announcements or changes in our pricing policies or those of our competitors; unanticipated delays in the development, market acceptance or installation of products; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-parties; and worldwide political stability and economic growth. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

            The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes appearing elsewhere in this Form 10-QSB.

Overview

            In January 1998, Manhattan Scientifics, Inc., then a non-operating public corporation with nominal net assets, acquired all of the outstanding common stock of Tamarack Storage Devices, Inc. by issuing 44 million shares of its common stock, including approximately 43,120,000 shares issued to Projectavision, Inc., a public company, which gave the stockholders of Tamarack actual control of the combined company. In addition, we issued 182,525 shares of Series A preferred stock and a warrant to purchase 750,000 shares of our common stock at an exercise price of 10 cents per share in exchange for a note payable of $1.5 million plus accrued interest of $330,000 due to Projectavision from Tamarack. In connection with this transaction, Tamarack became our wholly-owned subsidiary. For accounting purposes, the acquisition was treated as a recapitalization of Tamarack rather than a business combination. Tamarack, as the accounting acquiror of the public shell, did not record goodwill or any other intangible asset for this "Reverse Acquisition". All financial statements prior to January 1998 are those of Tamarack. Tamarack, a development stage enterprise, is a Texas corporation formed in July 1992. Since inception, Tamarack has been, and continues to be, involved in the research and development of products based on holographic data storage technology.

            Since the reverse merger, we have been acquiring and licensing technologies from third parties, directing, supervising and coordinating our research and development efforts, raising capital, and initiating marketing activities and dialogue with potential customers.

            We have not received any revenues since the reverse merger and we have continued to incur losses.

            At June 30, 2000, we had an accumulated loss since inception (July
1992) of $23,091,000. Of this accumulated loss, approximately $9,800,000 was derived from non-cash charges that were required by generally accepted accounting principles and approximately $6,800,000 from Tamarack prior to our acquisition of Tamarack. We expect operating losses to continue for the foreseeable future because we will continue to fund research and development efforts and to incur general and administrative expenses prior to receiving any revenues from our technologies.

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

Results of Operations

            Comparison of three months ended June 30, 2000 to three months ended June 30, 1999.

            Net Loss. We reported a net loss of $1,054,000, or $0.02 per common share, basic and diluted, for operations for the three months ended June 30, 2000 versus a net loss of $6,553,000, or $0.07 per common share, basic and diluted, for the three months ended June 30, 1999. The decrease of $5,499,000, or 84%, is primarily a result of the fact that, in 1999, we recorded a charge of $6,160,000 for the issuance of options with an exercise price below fair market value on the date of grant, whereas in the fiscal 2000 period, we did not issue any options.

            Revenues. We had no revenues during the three months ended June 30, 2000 and had no revenues during the three months ended June 30, 1999.

            Operating Costs and Expenses. Operating costs and expenses for the three months ended June 30, 2000 totaled $1,055,000, a decrease of $5,503,000, or 84%, versus costs and expenses of $6,558,000 for the three months ended June 30, 1999. These costs and expenses are detailed below.

            Salaries and Employee Benefits. Salaries related to research and development and employee benefits were approximately $32,000 for the three months ended June 30, 2000, which consisted of salary to our Chief Polymer Scientist, which is included in Research and Development for such period, versus salaries and employee benefits of $0 for the three months ended June 30, 1999. We anticipate an increase in these costs as we intend to enter into employment agreements with our currently uncompensated executive officers and implement certain employee benefit plans, including a healthcare plan.

            General and Administrative. General expenses were $280,000 for the three months ended June 30, 2000, which consisted of accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $6,369,000 for the three months ended June 30, 1999. This decrease of $6,089,000, or 96%, is primarily a result of the fact that, in 1999, we recorded a charge for the issuance of options with an exercise price below fair market value on the date of grant, whereas in the fiscal 2000 period, we did not issue any options. We anticipate no significant change in general and administrative expenses in the near future.

            Research and Development. Research and development expenses were $775,000 for the three months ended June 30, 2000, which consisted of payments on research and development agreements with various contractors, amortization of patents, nanoporous polymer license option payments, and salary to our Chief Polymer Scientist. Research and development expenses amounted to $189,000 for the three months ended June 30, 1999. This increase of $586,000, or 310%, resulted from increased research and development payments to various third party contractors.

            We expect research and development costs to increase as we develop our existing technologies and acquire or license new ones. In June 2000, we entered into agreements with a third party to exclusively and perpetually license a development stage computer software technology on a worldwide basis, to fund the continuing research and development of such technology, and to exchange certain securities (subject to return provisions), among other things. To date, we funded $300,000 of an initial commitment of $1.5 million toward research and development of the technology, pursuant to a milestone timetable. It is intended that additional research and development costs not covered by the initial $1.5 million commitment, if any, will be funded primarily out of certain royalties we anticipate paying to the third party, or, to the extent that such royalties are insufficient, from additional financings we consummate. We believe that it is premature to offer any assessment as to the ultimate commercial viability of any products that might be derived from this technology should it be successfully developed.

            Comparison of six months ended June 30, 2000 to six months ended June 30, 1999.

            Net Loss. We reported a net loss of $2,035,000, or $0.03 per common share, basic and diluted, for the six months ended June 30, 2000, versus a net loss of $6,836,000, or $0.07 per common share, basic and diluted, for the six months ended June 30, 1999. The decrease of $4,801,000, or 70%, is primarily a result of the fact that, in 1999, we recorded a charge for the issuance of options with an exercise price below fair market value on the date of grant, whereas in the fiscal 2000 period, we did not issue any options.

            Revenues. We had no revenues for the six months ended June 30, 2000 and no revenues for the six months ended June 30, 1999.

            Operating Costs and Expenses. Operating costs and expenses for the six months ended June 30, 2000 totaled $2,049,000, a decrease of $4,797,000, or 70%, versus costs and expenses of $6,846,000 for the six months ended June 30, 1999. These costs and expenses are detailed below.

            Salaries and Employee Benefits. Salaries related to research and development and employee benefits were approximately $63,000 for the six months ended June 30, 2000, which consisted of salary to our Chief Polymer Scientist, which is included in Research and Development for such period, versus salaries and employee benefits of $0 for the six months ended June 30, 1999. We anticipate an increase in these costs as we intend to enter into employment agreements with our currently uncompensated executive officers and implement certain employee benefit plans, including a healthcare plan.

            General and Administrative. General expenses were $630,000 for the six months ended June 30, 2000, which consisted of accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $6,485,000 for the six months ended June 30, 1999. This decrease of $5,855,000, or 90%, is primarily a result of the fact that, in 1999, we recorded a charge for the issuance of options with an exercise price below fair market value on the date of grant, whereas in the fiscal 2000 period, we did not issue any options. We anticipate no significant change in general and administrative expenses in the near future.

            Research and Development. Research and development expenses were $1,419,000 for the six months ended June 30, 2000, which consisted of payments on research and development agreements with various contractors, amortization of patents, nanoporous polymer license option payments, and salary to our Chief Polymer Scientist. Research and development expenses amounted to $361,000 for the six months ended June 30, 1999. This increase of $1,058,000, or 293%, resulted from increased research and development payments to various third party contractors. We expect research and development costs to increase as we develop our existing technologies and acquire or license new ones.

Liquidity and Plan of Operations

            We are a development stage company and are in the technology acquisition and development phase of our operations. Accordingly, we have relied primarily upon private placements and subscription sales of stock to fund our continuing activities and acquisitions. To a limited extent, and as described below, we have also relied upon borrowing from non-traditional lenders who are also our shareholders. Until we generate revenue from sales and licensing of technology, or receive a large infusion of cash from a potential strategic partner, we intend to continue to rely upon these methods of funding our operations during the next year.

            Our significant assets include our portfolio of intellectual property relating to various technologies, our contracts with third parties pertaining to technology development, acquisition and licensing, our holdings of approximately 5.2 million shares of common stock in NMXS.Com, Inc., our cash on hand, and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

            Stockholders' equity totaled $2,989,000 on June 30, 2000 and working capital was $871,000 on such date.

            Commencing with the reverse merger transaction in January 1998, there have been six groups of private placements intended to raise capital for us. These have consisted of the following:

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

5. In December 1999, we raised $786,000 through the sale of 1,048,000 shares of common stock to nine accredited investors at 75 cents per share.

6. In June 2000, we raised $1,400,000 through the sale of 14,000 shares of Series C Preferred Stock to two accredited investors at $100.00 per share.

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

            In October 1999, we borrowed $500,000 from the Peters Corporation of Santa Fe, New Mexico. The loan required interest at the rate of Citicorp prime plus 1% and matured on December 19, 1999. The Peters Corporation is a shareholder of ours. The proceeds of the loan were used to retire a bridge loan in the same amount that had been made by the Orbiter Fund in August 1999. We repaid this loan in full plus interest on December 15, 1999 with proceeds from a private placement. Among other things, interest on the Orbiter loan had been payable at the rate of 13.5%, and Orbiter had the right to convert the loan into 2,000,000 shares of common stock if unpaid by May 18, 2000. The Orbiter Fund is a shareholder of ours and an affiliate of our largest shareholder.

            We borrowed $275,000 from Jack Harrod, our Chief Operating Officer, effective as of August 8, 1999. The loan bears interest at the annual rate of 5.5% and matures upon the earlier of (i) February 7, 2001 or

(ii) the date we complete a private placement of a class of our securities aggregating at least $1,500,000. We may prepay the loan at any time, in whole or in part, without penalty.

            We do not presently maintain a line of credit with any financial institution.

            On April 11, 2000, Lancer Management Group, LLC, one of our stockholders, expressed its willingness to advance us funds as needed to continue our operations through December 15, 2001, upon reasonable terms and conditions to be agreed.

            We do not expect any significant change in the total number of employees in the near future. We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next twelve months, although we have no agreements regarding any such technologies as of the date of this Form 10-QSB.

            Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of June 30, 2000, we had $703,000 in cash. As of December 31, 1999 we had $1,168,000 in cash. We intend to satisfy our capital requirements for the next 12 months by our cash on hand, continuing to pursue private placements to raise capital, use of our common stock as payment for services in lieu of cash where appropriate, and borrowing as appropriate. However, we do not know if those resources will be adequate to cover our capital requirements.

Recently Issued Accounting Standards

            We do not believe any recently issued accounting standards have had or will have a material impact on our operations.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

            None

Item 2. Changes in Securities and Use of Proceeds

            In June, 2000, the Company agreed to issue (i) 14,000 shares of Series C convertible, redeemable preferred stock and (ii) 700,000 shares of common stock to two accredited investors pursuant to an exemption provided by
Section 4(2) of the Securities Act of 1933, as amended, for an aggregate purchase price of $1.4 million. The proceeds thereof are being used for working capital purposes.

Item 3. Defaults Upon Senior Securities

            None

Item 4. Submission of Matters to a Vote of Security Holders

            None

Item 5. Other Information

            None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit
Number               Description of Exhibit
-------              ----------------------

 2.1 Amended Certificate of Designation, Preferences and Rights of Series C Preferred Stock

27.1        Financial Data Schedule

(b)         Reports on Form 8-K

            None.

                                   SIGNATURES

            In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MANHATTAN SCIENTIFICS, INC.

Dated:     August 14, 2000             By:        /s/ Marvin Maslow
      ------------------------              ---------------------------------
                                            Marvin Maslow
                                            President, Chief Executive
                                            Officer, and Chairman of
                                            the Board

                                  EXHIBIT INDEX

Exhibit
Number                Description of Exhibit
-------               ----------------------

 2.1 Amended Certificate of Designation, Preferences and Rights of Series C Preferred Stock
27.1        Financial Data Schedule