Form 10QSB
period 2000-09-30
MANHATTAN SCIENTIFICS INC
filed 2000-11-14
CIK 1099132

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

|_|      Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from ______________ to ______________

                        Commission file number 000-28411


                           Manhattan Scientifics, Inc.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                     850460639
-------------------------------------------------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


       641 Fifth Avenue, Suite 36F, New York, New York                 10022
-------------------------------------------------------------------------------
          (Address of principal executive offices)                   (Zip Code)


                                 (212) 752-0505
-------------------------------------------------------------------------------
                 Issuer's telephone number, including area code



-------------------------------------------------------------------------------
      (Former name, former address and formal fiscal year, if changed since last report)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES /X/   NO /_/

           The number of shares outstanding of each of the issuer's classes of common equity as of October 31, 2000 was as follows: 103,219,722 shares of Common Stock, 245,165 shares of Series B Preferred Stock, and 14,000 shares of Series C Preferred Stock.

           Transitional Small Business Disclosure Format:    YES /_/  NO /X/

                                     PART I

                              FINANCIAL INFORMATION

Item 1.    Financial Statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)
Consolidated Balance Sheet
(UNAUDITED)

September 30, 2000


ASSETS
Current assets:
   Cash and cash equivalents                                                    $       508,000
   Accounts receivable                                                                   75,000
   Miscellaneous receivable                                                              11,000
   Prepaid expenses                                                                      26,000
                                                                                ---------------

      Total current assets                                                              620,000
                                                                                ---------------

Property and equipment, net                                                             116,000
Patents, net                                                                          1,972,000
Security deposit                                                                          7,000
                                                                                ---------------

                                                                                $     2,715,000
                                                                                ---------------
LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses                                        $       117,000
   Note payable to stockholder                                                          275,000
    Note payable - other                                                                302,000
                                                                                ---------------

      Total current liabilities                                                         694,000
                                                                                ---------------

Commitments

STOCKHOLDERS' EQUITY
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525
   Shares; issued and outstanding - none
Series B convertible, authorized 250,000 shares; 245,165 shares issued and outstanding Series C convertible, redeemable, authorized 14,000 shares; 14,000 shares issued and outstanding
Common, authorized 150,000,000 shares, 102,414,972 shares issued,
   And outstanding, 153,750 shares issuable                                             102,000
Additional paid-in capital                                                           31,279,000
Deficit accumulated during the development stage                                    (29,360,000)
                                                                                 --------------

      Total stockholders' equity                                                      2,021,000
                                                                                ---------------

                                                                                $     2,715,000
                                                                                ===============


The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)
Consolidated Statements of Operations
(UNAUDITED)



                                                                    Three Months                       Nine Months Ended
                                                                Ended September 30,                   Ended September 30,
                                                               2000              1999               2000               1999
                                                         ----------------   ----------------  ----------------    ------------
Revenues                                                 $         75,000   $              0      $     75,000    $           0
                                                         ----------------   ----------------      ------------    -------------

Operating costs and expenses:
   Salaries and employee benefits
   Consulting fees                                                                 1,198,000                          1,198,000
   Materials and supplies
   General and administrative                                     538,000            466,000        1,149,000         6,941,000
   Rent and utilities                                               4,000             (1,000)          23,000             9,000
   Research and development                                       799,000            474,000        2,218,000           835,000
                                                         -----------------  ----------------      ------------   ---------------

      Total operating costs and expenses                        1,341,000          2,137,000        3,390,000         8,983,000
                                                         -----------------  ----------------      ------------   ---------------

Loss from operations before other income and expenses          (1,266,000)        (2,137,000)      (3,315,000)       (8,983,000)
Other income and expenses:
   Contract revenue                                                     0             21,700                0            21,700
   Interest and other expense                                      (7,000)            (7,700)         (15,000)           (7,700)
   Interest income                                                 10,000              4,000           32,000            14,000
   Loss of equity investee                                              0            (11,000)               0           (11,000)
                                                         -----------------  ----------------      ------------   ---------------

Net loss/comprehensive loss                                   $(1,263,000)       $(2,130,000)     $(3,298,000)      $(8,966,000)
                                                         =================  ================      ============    ==============


Dividends on Series C preferred stock
    beneficial conversion feature                                                                  (1,400,000)
                                                                                                  -------------

Net loss attributable to common shareholders                                                      $(4,698,000)
                                                                                                  =============

Basic and diluted loss per share:
   Weighted average number of common shares outstanding       102,221,000         98,417,000      102,221,000        98,417,000
                                                         =================  ================  ================    ==============
   Basic and diluted loss per share                           $(.01)             $(.02)            $(.05)              $(.09)
                                                              ======             ======            ======              ======


                                                                             Inception
                                                                          (July 31,1992)
                                                                              Through
                                                                        September 30, 2000
                                                                         --------------------
Revenues                                                                    $     75,000
                                                                            -----------------

Operating costs and expenses:
   Salaries and employee benefits                                              4,429,000
   Consulting fees                                                             6,197,000
   Materials and supplies                                                        987,000
   General and administrative                                                 11,490,000
   Rent and utilities                                                            565,000
   Research and development                                                    3,841,000
                                                                            ----------------

      Total operating costs and expenses                                      27,509,000
                                                                            ----------------

Loss from operations before other income and expenses                        (27,434,000)
Other income and expenses:
   Contract revenue                                                            3,602,000
   Interest and other expense                                                   (557,000)
   Interest income                                                               135,000
   Loss of equity investee                                                      (100,000)
                                                                            ----------------

Dividends on Series C preferred stock
    beneficial conversion feature


Net loss attributable to common shareholders


Basic and diluted loss per share:
   Weighted average number of common shares outstanding

   Basic and diluted loss per share


  The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)
Consolidated Statement of Stockholders' Equity (Capital Deficiency)
(UNAUDITED)
(Notes A and F)
For the Cumulative Period From July 31, 1992 (Inception) Through September 30, 2000


                                                                                  $.001 Par Value
                                                                                 ------------------             Common Stock
                                                                      Series A        Series B                 $.001 Par Value
                                                                     Preferred   ------------------        ----------------------
                                                                       Stock      Shares     Amount        Shares          Amount
                                                                     ---------    ------     ------        ------          ------

Initial issuance of shares to founders on contribution
      of intangible assets at historic cost basis                                                       14,391,627      $ 14,500
Additional founders' contribution
Issuance of 1,037,000 shares of Series A preferred
      Stock, net of issuance costs                                   $ 10,000
Net loss
                                                                    ----------                        --------------  -------------

Balance, March 31, 1993                                                10,000                           14,391,627        14,500
Issuance of shares to investor at approximately
      $.21 per share                                                                                    14,391,627        14,500
Issuance of shares on exercise of options                                                                  479,720         1,000
Services performed in exchange for Series A
      Preferred stock issued in fiscal 1993
Net loss
                                                                    ----------                       --------------  --------------

Balance, March 31, 1994                                                10,000                           29,262,974        30,000
Services performed for Series A preferred stock
      issued in fiscal 1993
Issuance of shares at approximately $.52 per share                                                         345,399
Net loss
                                                                    ----------                       --------------  -------------

Balance, December 31, 1994                                             10,000                           29,608,373        30,000
Issuance of 163,000 shares of Series A
      Preferred stock                                                   2,000
Write-off of amounts receivable from stockholders
Net loss
                                                                    ----------                       --------------  -------------

Balance, December 31, 1995                                             12,000                           29,608,373        30,000
Issuance of shares upon exercise of option for
      $15,000                                                                                           14,391,627        14,000
Net loss
                                                                    ----------                       --------------  -------------

Balance, December 31, 1996                                             12,000                           44,000,000        44,000
Purchase and retirement of 1,200,000 shares of
      Series A preferred stock                                        (12,000)
Purchase of 7,195,814 treasury shares of common
      stock for $15,000
Net loss/comprehensive loss
                                                                    ----------                       --------------  -------------

Balance, December 31, 1997 (carried forward)                                0        0         0        44,000,000        44,000


                                                                                                                        Deficit
                                                                                                Amounts               Accumulated
                                                                         Additional           Receivable              During the
                                                                         Paid-in                From                 Development
                                                                          Capital            Stockholders                Stage
                                                                         ----------          ------------            -----------

Initial issuance of shares to founders on contribution
      of intangible assets at historic cost basis                      $       500
Additional founders' contribution                                           40,000            $  (40,000)
Issuance of 1,037,000 shares of Series A preferred
      Stock, net of issuance costs                                       1,020,000              (286,000)
Net loss                                                                                                       $       (543,000)
                                                                     ----------------      ----------------     -------------------

Balance, March 31, 1993                                                  1,060,500              (326,000)              (543,000)
Issuance of shares to investor at approximately
      $.21 per share                                                     2,985,500
Issuance of shares on exercise of options                                   49,000
Services performed in exchange for Series A
      Preferred stock issued in fiscal 1993                                                      127,000
Net loss                                                                                                             (2,292,000)
                                                                    -----------------      ---------------     ------------------

Balance, March 31, 1994                                                  4,095,000              (199,000)            (2,835,000)
Services performed for Series A preferred stock
      issued in fiscal 1993                                                                      159,000
Issuance of shares at approximately $.52 per share                         182,000
Net loss                                                                                                             (2,250,000)
                                                                    -----------------      ---------------     ------------------

Balance, December 31, 1994                                               4,277,000               (40,000)            (5,085,000)
Issuance of 163,000 shares of Series A
      Preferred stock                                                      161,000
Write-off of amounts receivable from stockholders                          (40,000)               40,000
Net loss                                                                                                               (972,000)
                                                                    -----------------      ---------------     ------------------

Balance, December 31, 1995                                               4,398,000                     0             (6,057,000)
Issuance of shares upon exercise of option for
      $15,000                                                                1,000
Net loss                                                                                                               (284,000)
                                                                    -----------------      ---------------     ------------------

Balance, December 31, 1996                                               4,399,000                     0             (6,341,000)
Purchase and retirement of 1,200,000 shares of
      Series A preferred stock                                             (58,000)
Purchase of 7,195,814 treasury shares of common
      stock for $15,000
Net loss/comprehensive loss                                                                                            (335,000)
                                                                    -----------------      ---------------     ------------------

Balance, December 31, 1997 (carried forward)                             4,341,000                     0             (6,676,000)





                                                                     Treasury
                                                                       Stock              Total
                                                                     --------            -------

Initial issuance of shares to founders on contribution
      of intangible assets at historic cost basis                                        $ 15,000
Additional founders' contribution                                                               0
Issuance of 1,037,000 shares of Series A preferred
      Stock, net of issuance costs                                                        744,000
Net loss                                                                                 (543,000)
                                                                                     -------------

Balance, March 31, 1993                                                                   216,000
Issuance of shares to investor at approximately
      $.21 per share                                                                    3,000,000
Issuance of shares on exercise of options                                                  50,000
Services performed in exchange for Series A
      Preferred stock issued in fiscal 1993                                               127,000
Net loss                                                                               (2,292,000)
                                                                                     ------------

Balance, March 31, 1994                                                                 1,101,000
Services performed for Series A preferred stock
      issued in fiscal 1993                                                               159,000
Issuance of shares at approximately $.52 per share                                        182,000
Net loss                                                                               (2,250,000)
                                                                                     ------------

Balance, December 31, 1994                                                               (808,000)
Issuance of 163,000 shares of Series A
      Preferred stock                                                                     163,000
Write-off of amounts receivable from stockholders                                               0
Net loss                                                                                 (972,000)
                                                                                     ------------

Balance, December 31, 1995                                                             (1,617,000)
Issuance of shares upon exercise of option for
      $15,000                                                                              15,000
Net loss                                                                                 (284,000)
                                                                                     ------------

Balance, December 31, 1996                                                             (1,886,000)
Purchase and retirement of 1,200,000 shares of
      Series A preferred stock                                                            (70,000)
Purchase of 7,195,814 treasury shares of common
      stock for $15,000                                             $ (15,000)            (15,000)
Net loss/comprehensive loss                                                              (335,000)
                                                                    --------------   ------------

Balance, December 31, 1997 (carried forward)                          (15,000)         (2,306,000)


  The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)
Consolidated Statements of Stockholders' Equity (Capital Deficiency) (continued) (UNAUDITED)
(Notes A and F)
For the Cumulative Period From July 31, 1992 (Inception) Through
September 30, 2000
(continued)


                                                                           Preferred Stock
                                                                           $.001 Par Value
                                                                           ---------------            Common Stock
                                                          Series A              Series B              $.001 Par Value
                                                          Preferred         --------------           ------------------
                                                           Stock          Shares       Amount       Shares       Amount
                                                          ---------       ------       ------      --------     --------

Balance, December 31, 1997 (brought forward)                     0             0            0     44,000,000  $ 44,000
Purchase of 7,195,813 treasury shares of common
   stock for $15,000
Special distribution of 14,391,627 shares of
   common stock to Projectavision, Inc.
Shares deemed issued in connection
   with reverse merger                                                                            11,000,000    11,000
Issuance of 182,525 shares of Series A preferred
   stock and warrants exercisable into 750,000
   shares of common stock at an exercise price of
   $.10 per share in exchange for note payable of
   $1,500,000 and accrued interest of $330,000
   including deemed dividend in connection with
   Beneficial conversion feature of preferred stock
Issuance of shares at $.20 per share, net of
   Issuance costs                                                                                   5,000,000    5,000
Issuance of shares to purchase intangible                                                           7,200,000    7,000
assets

Issuance of shares at $.58 per share for
   Consulting services                                                                              1,000,000    1,000
Issuance of warrants to purchase 2,000,000 shares
   of common stock exercisable at $.75 per share
   at fair value for services
Issuance of shares at $.18 per share                                                                  275,000
Issuance of shares on conversion of
182,525 shares
   of Series A preferred stock                                                                      9,435,405   10,000
Issuance of shares at $.05 per share                                                               20,340,000   20,000
Issuance of stock options and warrants at
fair value for services
Net loss/comprehensive loss
                                                      -----------         ------       ------    ------------  ----------  -

Balance, December 31, 1998
(carried forward)                                               0              0            0      98,250,405   98,000


                                                                                           Deficit
                                                                            Amounts      Accumulated
                                                           Additional     Receivable      During the
                                                               Paid-in         From        Development     Treasury
                                                             Capital     Stockholders       Stage            Stock        Total
                                                            ----------   ------------    -------------     ---------     --------

Balance, December 31, 1997 (brought forward)                $4,341,000    $         0    $ (6,676,000)    $  (15,000)  $(2,306,000)
Purchase of 7,195,813 treasury shares of common
   stock for $15,000                                                                                         (15,000)      (15,000)
Special distribution of 14,391,627 shares of
   common stock to Projectavision, Inc.                        346,000                                        30,000       376,000
Shares deemed issued in connection
   with reverse merger                                         (11,000)
Issuance of 182,525 shares of Series A preferred
   stock and warrants exercisable into 750,000
   shares of common stock at an exercise price of
   $.10 per share in exchange for note payable of
   $1,500,000 and accrued interest of $330,000
   including deemed dividend in connection with
   Beneficial conversion feature of preferred stock          2,850,000                     (1,020,000)                   1,830,000
Issuance of shares at $.20 per share, net of
   Issuance costs                                              970,000                                                     975,000
Issuance of shares to purchase intangible                    1,433,000                                                   1,440,000
assets

Issuance of shares at $.58 per share for
   Consulting services                                         579,000                                                     580,000
Issuance of warrants to purchase 2,000,000 shares
   of common stock exercisable at $.75 per share
   at fair value for services                                  660,000                                                     660,000
Issuance of shares at $.18 per share                            50,000                                                      50,000
Issuance of shares on conversion of
182,525 shares
   of Series A preferred stock                                 (10,000)
Issuance of shares at $.05 per share                           997,000                                                   1,017,000
Issuance of stock options and warrants at
fair value for services                                      2,165,000                                                   2,165,000
Net loss/comprehensive loss                                                                (4, 580,000)                 (4,580,000)
                                                      ----------------  --------------   -------------   -----------    -----------

Balance, December 31, 1998
(carried forward)                                           14,370,000               0     (12,276,000)           0      2,192,000


  The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)
Consolidated Statements of Stockholders' Equity (Capital Deficiency)(continued) (UNAUDITED)
(Notes A and F)
For the Cumulative Period From July 31, 1992 (Inception) Through September 30, 2000
(continued)


                                                    Preferred Stock
                                                    $.001 Par Value
                                                    ---------------              Common Stock                            Amount
                                     Series A          Series B                  $.001 Par Value        Additional     Receivable
                                   Preferred        ---------------          -------------------         Paid-in          from
                                     Stock        Shares       Amount        Shares       Amount         Capital      Stockholders
                                   ----------     ------       ------        ------       ------        ----------     ------------
Balance, December 31, 1998
   (brought forward)                        0          0     $        0   98,250,405     $  98,000      14,370,000       $    0
Issuance of shares in
   satisfaction
   Of accrued expenses                                                        78,000                        15,000
Issuance of shares at $.49 per
   Share for consulting services                                              10,000                         5,000
Issuance of shares at $.49 per
   Share to purchase furniture
   And fixtures                                                              100,000                        49,000
Issuance of shares at market
   Prices  as consulting
   services were performed                                                    17,269                        15,000
Issuance of shares to purchase
   Intangible assets                                                       1,000,000         1,000         999,000
Issuance of shares at $1.25 per
   Share for services                                                          1,600                         2,000
Issuance of stock options
   Immediately exercisable
   At fair value for services                                                                            6,572,000
Issuance of warrants to purchase
   2,000,000 shares of common
   Stock exercisable at $.75 per
   Share for consulting services                                                                         1,090,000
Shares issuable at $1.27 per
   Share in connection with note
   Payable                                                                                                 191,000
Issuance of shares on exercise
   Of 100,000 options at $.20
   per Share                                                                 100,000                        20,000
Issuance of Series B convertible
   Preferred shares at $6.00 per
   Share including deemed
   Dividend in connection with
   Beneficial conversion feature
   Of preferred stock                             245,165                                                2,942,000
Issuance of shares at $.75
   Per share                                                                 533,000        1,000          399,000
Net loss/comprehensive loss
                                  -----------  ----------   ----------    ------------   ----------   ------------   --------------

Balance, December 31, 1999                  0     245,165            0   100,090,274      100,000       26,669,000            0


                                                   Deficit
                                                 Accumulated
                                                 During the
                                                 Development      Treasury
                                                    State            stock       Total
                                                 --------------   ---------     -----
Balance, December 31, 1998
   (brought forward)                            $(12,276,000)      $    0    $ 2,192,000
Issuance of shares in
   satisfaction
   Of accrued expenses                                                            15,000
Issuance of shares at $.49 per
   Share for consulting services                                                   5,000
Issuance of shares at $.49 per
   Share to purchase furniture
   And fixtures                                                                   49,000
Issuance of shares at market
   Prices  as consulting
   services were performed                                                        15,000
Issuance of shares to purchase
   Intangible assets                                                           1,000,000
Issuance of shares at $1.25 per
   Share for services                                                              2,000
Issuance of stock options
   Immediately exercisable
   At fair value for services                                                  6,572,000
Issuance of warrants to purchase
   2,000,000 shares of common
   Stock exercisable at $.75 per
   Share for consulting services                                               1,090,000
Shares issuable at $1.27 per
   Share in connection with note
   Payable                                                                       191,000
Issuance of shares on exercise
   Of 100,000 options at $.20
   per Share                                                                      20,000
Issuance of Series B convertible
   Preferred shares at $6.00 per
   Share including deemed
   Dividend in connection with
   Beneficial conversion feature
   Of preferred stock                            (1,471,000)                   1,471,000
Issuance of shares at $.75
   Per share                                                                     400,000
Net loss/comprehensive loss                       (9,800,000)                  (9,800,000)
                                               -------------      -----------   -----------

Balance, December 31, 1999                       (23,547,000)       $      0    3,222,000



  The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY

(UNAUDITED)
(Notes A and F)
For the Cumulative Period From July 31, 1992 (Inception) Through September 30
2000
(continued)


                                                                          Preferred Stock            Preferred Stock
                                                                          $.001 Par Value            $.001 Par Value
                                                                          ---------------            ----------------
                                                        Series A             Series B                    Series C
                                                        Preferred         ---------------            ----------------
                                                          Stock         Shares      Amount          Shares      Amount
                                                        ----------     --------    --------        --------    --------
Balance, December 31, 1999
  (brought forward)                                            0        245,165      $  0            $  0         $  0

Issuance of shares at $.75 per share

Issuance of shares at market price for service

Issuance of common stock to Equilink LLC on exercise of cashless warrants

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

Issuance of shares at market price for services

Shares issued at market price for services

Issuance of options at market value for services

Issuance of shares to purchase furniture and fixtures

Shares issuable at market for services

Issuance of shares for market price for services

Issuance of shares in connection with Series C preferred stock private placement

Net loss/comprehensive loss
                                                        ----------     --------    --------        --------    --------

Balance, September 30, 2000                                    0        245,165      $  0            $  0         $  0
                                                        ==========     ========    ========        ========    ========


                                                                                                                        Deficit
                                                                Common Stock                             Amounts      Accumulate
                                                              $.001 Par Value        Additional         Receivable     During the
                                                              ---------------         Paid-in            From         Development
                                                             Shares     Amount        Capital         Stockholders       Stage
                                                            --------   --------      ----------       ------------    ------------
 Balance, December 31, 1999
  (brought forward)                                       100,090,274  $100,000     $26,669,000            $  0       $(23,547,000)

Issuance of shares at $.75 per share                          515,000     1,000         385,000

Issuance of shares at market price for service                  4,942                     8,000

Issuance of common stock to Equilink LLC on
   exercise of cashless warrants                            1,076,923

Shares issuable of Series C convertible preferred
   shares at $100.00 per share including deemed
   dividend in connection with beneficial conversion
   feature of preferred stock                                                         2,199,000                         (1,400,000)

Issuance of shares in connection with Series C
   preferred stock private placement                          700,000     1,000         600,000

Shares issuable at $2.23 per share in connection
   with research and development and license
   agreement                                                                          1,115,000                         (1,115,000)

Issuance of shares at market price for services                 1,500

Shares issued at market price for services                                                8,000

Issuance of options at market value for services                                        247,000

Issuance of shares to purchase furniture and fixtures          10,500                    40,000

Shares issuable at market for services                                                    8,000

Issuance of shares for market price for services                5,833

Issuance of shares in connection with Series C
   preferred stock private placement                           10,000

Net loss/comprehensive loss                                                                                             (3,298,000)
                                                          -----------  --------    ------------       ------------    ------------

Balance, September 30, 2000                               102,414,972  $102,000     $31,279,000            $  0       $(29,360,000)
                                                          ===========  ========    ============       ============    =============


                                                                   Treasury
                                                                    Stock           Total
                                                                   ---------       -------
                                                                                   <C
Balance, December 31, 1999
  (brought forward)                                                  $  0        $3,222,000

Issuance of shares at $.75 per share                                                386,000

Issuance of shares at market price for service                                        8,000

Issuance of common stock to Equilink LLC on exercise of cashless warrants

Shares issuable of Series C convertible preferred
   shares at $100.00 per share including deemed
   dividend in connection with beneficial conversion
   feature of preferred stock                                                       799,000

Issuance of shares in connection with Series C
   preferred stock private placement                                                601,000

Shares issuable at $2.23 per share in connection with research and development and license agreement

Issuance of shares at market price for services

Shares issued at market price for services                                            8,000

Issuance of options at market value for services                                    247,000

Issuance of shares to purchase furniture and fixtures                                40,000

Shares issuable at market for services                                                8,000

Issuance of shares for market price for services

Issuance of shares in connection with Series C preferred stock private placement

Net loss/comprehensive loss                                                      (3,298,000)
                                                                 ----------     -------------

Balance, September 30, 2000                                         $  0         $2,021,000
                                                                 ==========     =============



  The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)
(Consolidated Statements of Cash Flows)
(UNAUDITED)




                                                                               Three Months                    Nine Months
                                                                                September 30,                 September 30,
                                                                           2000             1999         2000              1999
                                                                       -----------      -----------   -----------       ----------
Cash flows from operating activities:
      Net loss                                                          $(1,263,000)     $(2,130,000)  $(3,298,000)     $(8,966,000)
      Adjustments to reconcile net loss to net
           Cash used in operating activities:
                 Common stock issued for services                             8,000                         24,000
                 Preferred stock issued for services
                 Stock options issued for services                          247,000          412,000       247,000        6,572,000
                 Warrants issued for services                                              1,090,000                      1,090,000
                 Financing costs payable with common stock
                 Loss of equity investee                                                      11,000                         11,000
                 Depreciation and amortization                               69,000            6,000       200,000           85,000
                 Changes in:
                      Prepaid expenses                                       14,000                        (26,000)          (1,000)
                      Accounts payable and accrued expenses                   9,000           (5,000)     (117,000)          28,000
                      Note receivable                                        10,000                         10,000
                  Accounts and miscellaneous receivables                    (86,000)          (6,000)      (86,000)
                                                                        -----------      -----------   -----------       ----------
                            Net cash used in operating activities          (992,000)        (622,000)   (3,046,000)      (1,181,000)
                                                                        ------------     ------------  ------------      -----------

Cash flows from investing activities:
      Purchase of equipment                                                  (5,000)                       (27,000)
      Purchase of investment                                                                 (30,000)                      (100,000)
      Proceeds from sale of equipment
                                                                        -----------      -----------   -----------       ----------
                           Net cash used in investing activities             (5,000)         (30,000)      (27,000)        (100,000)
                                                                        ------------     ------------  ------------      -----------


Cash flows from financing activities:
      Purchase of treasury stock
      Proceeds from note payable to stockholders                                             775,000                        775,000
      Proceeds from note payable - other                                    302,000                        302,000
      Net proceeds from issuance of preferred stock                         500,000                      1,400,000
      Net proceeds from issuance of common stock                                              10,000       711,000          260,000
      Loan repayment to preferred stockholder
      Capital lease payments
      Security deposit paid
                                                                        -----------      -----------   -----------       ----------
                           Net cash provided by financing activities        802,000          785,000     2,413,000        1,035,000
                                                                        -----------      -----------   -----------       ----------

Net increase (decrease) in cash and cash equivalents                       (195,000)         133,000      (660,000)        (246,000)
Cash and cash equivalents, beginning of period                              703,000          286,000     1,168,000          665,000
                                                                        -----------      -----------   -----------       ----------

Cash and cash equivalents, end of period                                $   508,000      $   419,000   $   508,000       $  419,000
                                                                        ===========      ===========   ===========       ==========


                                                                         Period From
                                                                          Inception
                                                                       (July 31, 1992)
                                                                           Through
                                                                       Sept. 30, 2000
                                                                       --------------
Cash flows from operating activities:
      Net loss                                                           (24,354,000)
      Adjustments to reconcile net loss to net
           Cash used in operating activities:
                 Common stock issued for services                            626,000
                 Preferred stock issued for services                         598,000
                 Stock options issued for services                         8,984,000
                 Warrants issued for services                              1,750,000
                 Financing costs payable with common stock                   191,000
                 Loss of equity investee                                     100,000
                 Depreciation and amortization                               875,000
                 Changes in:
                      Prepaid expenses                                       (26,000)
                      Accounts payable and accrued expenses                  471,000
                      Note receivable                                              0
                  Accounts and miscellaneous receivables                     (86,000)
                                                                       -------------
                            Net cash used in operating activities        (10,871,000)
                                                                       =============

Cash flows from investing activities:
      Purchase of equipment                                                 (382,000)
      Purchase of investment                                                (100,000)
      Proceeds from sale of equipment                                         14,000
                                                                       -------------
                           Net cash used in investing activities            (468,000)
                                                                       =============


Cash flows from financing activities:
      Purchase of treasury stock                                            (100,000)
      Proceeds from note payable to stockholders                           2,149,000
      Proceeds from note payable - other                                     302,000
      Net proceeds from issuance of preferred stock                        3,569,000
      Net proceeds from issuance of common stock                           6,095,000
      Loan repayment to preferred stockholder                               (148,000)
      Capital lease payments                                                 (13,000)
      Security deposit paid                                                   (7,000)
                                                                       -------------
                           Net cash provided by financing activities      11,847,000
                                                                       -------------

Net increase (decrease) in cash and cash equivalents                         508,000
Cash and cash equivalents, beginning of period
                                                                       -------------

Cash and cash equivalents, end of period                               $     508,000
                                                                       =============


  The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)
Cash and cash equivalents, end of period
(Consolidated Statements of Cash Flows)
(UNAUDITED)




                                                                               Three Months                    Nine Months
                                                                                September 30,                 September 30,
                                                                           2000             1999         2000              1999
                                                                       -----------      -----------   -----------       ----------
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

      Special distribution of 14,391,627 shares of common stock to stockholder in settlement of stockholder advances

      Issuance of 7,200,000 common shares to acquire intangible assets

      Issuance of Series A preferred stock and warrants in settlement of note payable and accrued interest

      Issuance of 1,000,000 common shares to acquire intangible assets

      Issuance of 100,000 common shares to acquire furniture and fixtures

      Issuance of 78,000 common shares in satisfaction of accrued expenses

      Issuance of 10,500 shares to acquire furniture and
        fixtures                                                        $    41,000                    $    41,000
                                                                        ===========                    ===========


                                                                         Period From
                                                                          Inception
                                                                       (July 31, 1992)
                                                                           Through
                                                                       Sept. 30, 2000
                                                                       --------------
Supplemental disclosure of cash flow information:
   Interest paid                                                       $       7,000
                                                                       =============

Supplemental disclosures of noncash investing and Financing activities:

      Fixed assets contributed to the Company in exchange for
        Series A preferred stock                                       $      45,000
                                                                       =============
      Issuance of 14,391,627 common shares to
        acquire intangible assets                                      $      15,000
                                                                       =============
      Special distribution of 14,391,627 shares of common stock to
        stockholder in settlement of stockholder advances              $     376,000
                                                                       =============
      Issuance of 7,200,000 common shares to acquire
     intangible assets                                                 $   1,440,000
                                                                       =============
      Issuance of Series A preferred stock and warrants in settlement
        of note payable and accrued interest                           $   1,830,000
                                                                       =============
      Issuance of 1,000,000 common shares to acquire intangible assets $   1,000,000
                                                                       =============
      Issuance of 100,000 common shares to acquire furniture and
        fixtures                                                       $      49,000
                                                                       =============
      Issuance of 78,000 common shares in satisfaction of accrued
        expenses                                                       $      15,000
                                                                       =============
      Issuance of 10,500 shares to acquire furniture and
        fixtures                                                       $      41,000
                                                                       =============


--------------------------------------------------------------------------------
MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

(UNAUDITED)
NOTE A - ORGANIZATION AND OPERATIONS

Manhattan Scientifics, Inc. (formerly Grand Enterprises, Inc. ("Grand")), and its wholly-owned subsidiary Tamarack Storage Devices, Inc. (collectively "the Company"), a development stage enterprise, operates in a single business segment as a technology incubator that seeks to acquire, develop and bring to market technologies in fields with an emphasis in the area of consumer and commercial electronics. At September 30, 2000, the Lauer Entities claim beneficial ownership of approximately 45 percent of the Company's common stock (see Note
F).

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

[4]    Patents:

       Patents are recorded at cost. Amortization is charged against results of operations using the straight-line method over the estimated economic useful life. Patents related to the mid range fuel cell, micro fuel cell and solar fuel cell technologies are estimated to have an economic useful life of 10 years.

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

[8]    Advertising expenses:

       The Company expenses advertising costs which consist primarily of promotional items and print media, as incurred. Advertising expenses amounted to $9,000, $9,000, and $30,000 for the nine months ended September 30, 2000, 1999 and for the cumulative period July 31, 1992 (inception) through September 30, 2000.

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

[10]   Investment - NMXS.com, Inc.:

       The Company initially recorded its investment in NMXS.com, Inc. at cost and uses the equity method of accounting to record its share of income or loss.

[11]   Revenue recognition:

       Revenue is recognized upon delivery of order. Contract revenues represent primarily reimbursed expenditures incurred in connection with a government research contract. The significant aspects of this contract were completed in 1997 and the Company does not expect any reimbursements beyond 1997. Amounts reimbursed represent miscellaneous other income. The Company expects to earn revenues from the sale or licensing of its products and such revenue will be recognized in accordance with the terms of the underlying agreements at the time such transactions are consummated.

[12]   Interim financial statements:

       Financial statements as of September 30, 2000 and the nine months ended September 30, 2000 and 1999 and the period from inception July 31, 1992 are unaudited but in the opinion of management the financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the comparative financial position and results of operations. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2000 consists of the following:

                                                Useful Lives
                                                 In Years

              Furniture and fixtures                 5              $ 98,000
              Computers                              5                49,000
              Equipment                              5               129,000
                                                                    --------
                                                                     276,000

              Less accumulated depreciation                          160,000
                                                                    --------

                                                                    $116,000
                                                                    ========

NOTE D - INVESTMENT - NMXS.COM, INC.

On June 3, 1999, the Company entered into an agreement with NMXS.com, Inc. (formerly New Mexico Software, Inc., a public company) and invested $100,000 ($70,000 June 1999, $30,000 July 1999) for 5,416,300 shares of common stock. As a result of this investment, the Company owns approximately 28% of NMXS.com, Inc. As a

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

(UNAUDITED)
NOTE D - INVESTMENT - NMXS.COM, INC. (CONTINUED)

result of losses incurred by NMXS through September 30, 2000, the Company reduced its investment cost in NMXS to zero. The Company will not record any of the future earnings associated with NMXS.com, Inc. until such, all the cumulative losses have been recovered. The cumulative losses in excess of the amount invested amounted to $637,000 as of September 30, 2000. In addition, per the stock purchase agreement with NMXS.com, Manhattan Scientifics provided NMXS.com with business and management advice through August 1999 without remuneration. Also, our CEO received a salary of $60,000 and a leased car from NMXS.com, Inc. as consideration for his services provided to NMXS.com, Inc.

On June 24, 2000 in connection with a private placement offering, the Company issued 100,000 shares of NMXS.com to the stockholder. In addition, the Company delivered an option to purchase an additional 100,000 shares of the Company's shareholdings in NMXS.com for a purchase price of $1 per share.

On July 27, 2000 the Company issued 5,000 shares of NMXS.com for the purchase of furniture & fixtures.

NOTE E - NOTES PAYABLE

In August 2000, the Company obtained a line of credit from a financial institution in the amount of $300,000. This line of credit bears interest at a rate of the 30 day Dealer Commercial paper rate plus 2.60%. The line of credit will mature on July 31, 2001. As of the Financial Statement date the Company was indebted in the amount of $302,000 which includes interest for the month of September 2000. This line of credit is guaranteed by the CEO of the Company.

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

        In June 2000, issued 700,000 shares of common stock in connection with the private placement offering of Series C preferred shares.

        In July 2000 issued 5,833 shares of common stock, at market price, for consulting services performed.

        In July 2000 issued 5,000 shares of common stock, at market price, to acquire furniture and fixtures.

        In August 2000 issued 10,000 shares of common stock in connection with the private placement offering of Series C preferred shares (completed June 2000).

        In September 2000 issued 5,500 shares of its common stock to acquire furniture and fixtures.

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

In June 2000, the Company authorized 14,000 shares of Series C convertible, redeemable preferred stock at $100 per share. The Series C shares are convertible into common shares after 180 days, such conversion is based upon a formula dividing the product of the stated value of the preferred stock by the number of shares of Series C preferred stock to be converted on the date of conversion by the average closing price. The average closing price is the product of $.50 and the average closing bid price of the Company's common stock as reported by the quotation system on which the common stock is quoted, for the ten trading days immediately preceding the date that notice of conversion of the shares is furnished to the Company. In no event shall the Series C preferred stock be converted into more than an aggregate of 2,800,000 shares of common stock or less than an aggregate of 933,334 shares of common stock. For the purposes of determining the conversion ratio, the average closing price shall not be less than $.50 or greater than $1.50. The Series C shares are redeemable for the stated value

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

(UNAUDITED)
NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

of the stock at the option of the Company from time to time on or prior to 180 days from June 21, 2000, any or all of the outstanding shares.

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

A summary of the Company's stock option activity and related information is as follows:


                                                                                                  Weighted         Number of
                                                           Number of            Exercise          Average           Common
                                                            Common              Price Per         Exercise           Shares
                                                            Shares                Share            Price           Exercisable
                                                      ----------------         ----------        ----------       -----------
       Outstanding as of December 31, 1997                           0                                                     0
         Granted                                            21,325,000           $.20                $.20         21,325,000
          Canceled                                         (15,000,000)          $.20                $.20        (15,000,000)
                                                     -----------------                                          -------------
       Outstanding as of December 31, 1998                   6,325,000           $.20                $.20          6,325,000
         Granted                                            16,250,000      $.05 and $.20            $.05         16,250,000
         Exercised                                            (100,000)                                             (100,000)
         Canceled                                                    0                                                     0
                                                     -----------------                                          ------------

       Outstanding as of December 31, 1999                  22,475,000                                            22,475,000
         Granted                                               210,000      $.40 and $2.25           $1.37           210,000
         Canceled                                                    0                                                     0
                                                     -----------------                                          ------------

       Outstanding as of September 30, 2000                 22,685,000                                            22,685,000
                                                     =================                                          =============



All options issued during 2000, 1999 and 1998 vested immediately and expire at various dates during 2008 and 2010.

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

Exercise prices and weighted-average contractual lives of stock options outstanding as of September 30, 2000 are as follows:



                                                 Options Outstanding                           Options Exercisable
                                  -------------------------------------------          ---------------------------------
                                                     Weighted
                                                       Average          Weighted                             Weighted
                                                      Remaining         Average                               Average
             Exercise                Number         Contractual         Exercise             Number           Exercise
              Price                Outstanding          Life              Price             Exercisable         Price
             --------              -----------      -----------         --------            -----------      ---------

               $  .05               16,200,000          8.4              $  .05             16,200,000          $ .05
               $  .20                6,275,000          7.7              $  .20              6,275,000          $ .20
               $ 2.25                  110,000          9.8              $ 2.25                110,000          $2.25
               $  .40                  100,000          9.9              $  .40                100,000          $ .40


The following table summarizes the pro forma operating results of the Company had compensation costs for the stock options and warrants granted to employees been determined in accordance with the fair market based method of accounting for stock based compensation as prescribed by SFAS No. 123.

         Pro forma net loss available to common shareholders     $(5,001,000)
                                                                 ============

         Pro forma basic and diluted loss per share                    $(.05)
                                                                       ======

MANHATTAN SCIENTIFICS, INC. AND SUB SIDIARY
(a development stage enterprise)

(UNAUDITED)
NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

Warrants:

The Company issued the following warrants as of September 30, 2000:



                                              Number of          Exercise        Contractual        Number of Shares
                         Date                 Warrants           Price              Life              Exercisable
                  ---------------          -------------         ---------       ------------       ----------------
                  January 8, 1998               750,000            $.10             10 years             750,000

                  July 28, 1998              12,500,000            $.05             10 years          12,500,000
                                           -------------                                         ---------------

                                             13,250,000                                                 13,250,000
                                           ============                                          =================


In January 2000, the Company issued 1,076,923 shares of common stock, pursuant to the July 28, 1999 exercise of warrants by Equilink, LLC.

On May 6, 1999, 2,500,000 warrants held by the Chief Executive Officer were converted into 2,500,000 options.

NOTE G - INCOME TAXES

There is no provision for federal, state or local income taxes for the periods ended September 30, 2000 and 1999, since the Company has incurred net operating losses.

The Company's deferred tax asset as of September 30, 2000 represents benefits from equity related compensation charges and net operating loss carryforwards of approximately $3,000,553 and $2,258,000, respectively which is reduced by a valuation allowance of approximately $5,811,000 since the future realization of such tax benefit is not presently determinable.

As of September 30, 2000, the Company has a net operating loss carryforward of $15,373,000 expiring in 2008 through 2020 for federal income tax purposes and 2004 for state income tax purposes. As a result of ownership changes, internal revenue code Section 382 limits the amount of such net operating loss carryforward available to offset future taxable income to approximately $5,724,000 in the aggregate.

The difference between the statutory federal income tax rate applied to the Company's net loss and the Company's effective income tax rate for the nine months ended September 30, 2000 and 1999 is summarized as follows:


                                                                     Three Months                Nine Months
                                                                        Ended                       Ended
                                                                    September 30,                September 30,
                                                                --------------------          ------------------
                                                                 2000         1999              2000        1999
                                                                -------      -------          --------     -----

             Statutory federal income tax rate                  34.0 %        34.0 %            34.0       34.0 %
             Increase in valuation allowance                   (34.0)%       (34.0)%           (34.0)%    (34.0)%
                                                              -------         -----           ------      -------

                                                                 0.0 %         0.0 %             0.0 %      0.0 %
                                                              =======         =====           ======       =====


MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

(UNAUDITED)
NOTE H - COMMITMENTS

[1]    License and development agreements:

       In March 1997, the Company entered into a Cooperative Research and Development Agreement (the "CRADA Agreement") with the Regents of the University of California to develop a polymeric based recording media that will satisfy all of the requirements for a holographic media storage device. The work was to be completed within 25 months from the original date of execution. Each party shall have the first option to retain title to any subject inventions made by its employees during the work under this agreement. The agreement provides that the Company's contribution to funding will be $264,000. The CRADA research and development expenses charged to the statement of operations for the nine months ended September 30, 2000 and 1999 and for the cumulative period July 31, 1992 through September 30, 2000 amounted to $0, $29,000 and $83,000, respectively.

       On January 11, 1998, the Company entered into a research and development agreement with Energy Related Devices, Inc. ("ERDI"). The term of the agreement is for the later of three years from the commencement date as defined in the agreement or the delivery of a prototype suitable for commercial sale or license regarding the fuel cell product defined in the agreement. The Company is obligated to fund up to $1 million in accordance with certain milestones as defined in the agreement. Upon the delivery of a prototype suitable for commercial sale or license regarding the fuel cell product, the Company's obligation will be to pay ERDI $10,000 per month until the Company funds or determines not to fund the research and development of ERDI's solar cell invention. Through September 30, 2000, the Company has provided $1,000,000 to ERDI for research and development activities. In addition, the Company is providing for key-man life insurance coverage on the primary stockholder of ERDI. In May 1999, the Company committed to additional funding of ERDI. As of September 30, 2000, the Company has funded an additional $525,000.

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

       On March 7, 2000, the Company entered into a license option agreement with a third party for nanoporous polymer molecular filter technologies. The agreement grants the Company an exclusive option to negotiate an exclusive world-wide license under the third party's patent rights. The initial term expired on September 15, 2000 and was renewed for an additional six months. The Company paid $10,000 to execute the license option agreement and another $10,000 for its renewal.

       In June 2000, the Company entered into agreements with a third party to exclusively and perpetually license a development stage computer software technology on a worldwide basis, to fund the continuing research and development of such technology, and to exchange certain securities (subject to return provisions), among other things. As of September 30, the Company has funded $500,000 of an initial commitment of $1.5 million toward research and development of the technology, pursuant to a milestone timetable. It is intended that additional research and development not covered by the initial $1.5 million commitment, if any, will be funded primarily out of certain royalties payable by the Company to the third party, or, to the extent that such royalties are insufficient, from additional financings by the Company. The Company believes that it is premature to offer any assessment as to the ultimate commercial viability of any products that might be derived from this technology should it be successfully developed.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development enterprise)

(UNAUDITED)
NOTE H - COMMITMENTS (CONTINUED)


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

[3]    Employment agreement:

       On August 30, 1999, the Company entered into an employment and noncompetition agreement with an individual to provide research related activities. The term of the agreement was for one year commencing on September 1, 1999. The agreement allows for two one year renewal options unless terminated by either party. The employment agreement was renewed for an additional year effective September 1, 2000. Base salary is $90,000 per annum with available additional cash compensation as defined in the agreement. In addition, the employee is eligible to receive stock options to purchase 500,000 shares of common stock at $.40 per share.

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

       In conjunction with the above, the Company entered into a three year research and development agreement with Novars with automatic one year renewals unless terminated by either party. In accordance with this agreement, the Company advanced $200,000 in August 1999, $150,000 January 2000 and $150,000 March 2000. The Company has amended the research and development agreement to provide for additional funding based on a milestone timetable, as of September 30, 2000 the Company has funded an additional $580,000.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

(UNAUDITED)
NOTE H - COMMITMENTS (CONTINUED)

[5]    Leases:

       The Company is obligated under two separate operating leases for office space located in Los Alamos, New Mexico and New York City. Both leases expire in 2001. The Company received reimbursement of $66,000 against rent charges for the nine months ended September 30, 2000 from related parties. Rent expense charged to operations was approximately $22,000 for the nine months ended September 30, 2000 and $9,000 for the nine months ended September 30, 1999.

       Minimum future rental payments under these leases are as follows:

                  Twelve Months
                  Ending
                  September 30,
                  --------------
                      2001                                   $105,000

NOTE I - RELATED PARTY TRANSACTIONS

The law firm of one director received $121,000 compensation for legal services rendered to the Company during the nine months ended September 30, 2000.

The accounting firm of one of our directors received $93,000 compensation for accounting services rendered to the Company during the nine months ended September 30, 2000.

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

NOTE J- SUBSEQUENT EVENTS

On October 2, 2000 the Company sold 800,000 shares of common stock to five accredited investors at $1.25 per share for a total of $1,000,000.


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

           The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes appearing elsewhere in this Report.

Overview

           In January 1998, Manhattan Scientifics, Inc., then a non-operating public corporation with nominal net assets, acquired all of the outstanding common stock of Tamarack Storage Devices, Inc. by issuing 44 million shares of our common stock, including approximately 43,120,000 shares issued to Projectavision, Inc., a public company, which gave the stockholders of Tamarack actual control of the combined company. In connection with that transaction, we issued 182,525 shares of Series A preferred stock and a warrant to purchase 750,000 shares of our common stock at an exercise price of 10 cents per share in exchange for a note payable of $1.5 million plus accrued interest of $330,000 due to Projectavision from Tamarack. As a result, Tamarack became our wholly-owned subsidiary. For accounting purposes, the acquisition was treated as a recapitalization of Tamarack rather than a business combination. Tamarack, as the accounting acquiror of the public shell, did not record goodwill or any other intangible asset for this "reverse acquisition". All financial statements prior to January 1998 are those of Tamarack. Tamarack, a development stage corporation, was formed in Texas in July 1992. Since inception, Tamarack has been, and continues to be, involved in the research and development of products based on holographic data storage technology.

           Since the reverse merger, we have been acquiring and licensing technologies from third parties; directing, supervising and coordinating our research and development efforts; raising capital; and initiating marketing activities and dialogue with potential customers.

           At September 30, 2000, we had an accumulated loss since inception (July 1992) of $24,354,000. Of this accumulated loss, approximately $10,050,000 was derived from non-cash charges that were required by generally accepted accounting principles and approximately $6,800,000 from Tamarack prior to our acquisition of that company. We expect operating losses to continue for the foreseeable future because we will continue to fund research and development efforts and incur general and administrative expenses prior to receiving any revenues from our technologies.

           We do not know if our research and development or marketing efforts will be successful, that we will ever have commercially acceptable products, or that we will achieve significant sales of any such products. We operate in an environment of rapid change in technology and we are dependent upon the services of our employees, consultants and independent contractors. If we are unable to successfully commercialize our technologies we would likely have to significantly alter our business plan and may cease operations.

Results of Operations

           Comparison of three months ended September 30, 2000 to three months ended September 30, 1999.

           Net Loss. We reported a net loss of $1,263,000, or $.01 per common share, basic and diluted, for operations for the three months ended September 30, 2000 versus a net loss of $2,130,000, or $0.02 per common share, basic and diluted, for the three months ended September 30, 1999. The decrease of $867,000, or 41%, is primarily a result of our recording, in 1999, of a charge of $1,502,000 for the issuance of stock options with an exercise price below fair market value on the date of grant. In the 2000 period, we recorded a charge of $247,500 for the issuance of stock options.

           Revenues. We had revenues of $75,000, which were derived from a contract we entered into with the U.S. Army, for the three months ended September 30, 2000 and no revenues during the three months ended September 30, 1999.

           Operating Costs and Expenses. Operating costs and expenses for the three months ended September 30, 2000 totaled $1,341,000, a decrease of $796,000, or 37%, versus costs and expenses of $2,137,000 for the three months ended September 30, 1999. These costs and expenses are detailed below.

           Salaries and Employee Benefits. Salaries related to research and development and employee benefits were approximately $34,000 for the three months ended September 30, 2000 consisting of salary to our Chief Polymer Scientist, which is included in research and development for such period, versus salaries and employee benefits of $9,000 for the three months ended September 30, 1999. We anticipate an increase in these costs as we intend to enter into an employment agreement with our currently uncompensated executive officer and implement certain employee benefit plans, including a healthcare plan.

           General and Administrative. General and administrative expenses were $538,000 for the three months ended September 30, 2000, which consisted of accounting, travel, legal, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $466,000 for the three months ended September 30, 1999. This increase of $72,000, or 16%, was primarily a result of an issuance of stock options for services. We anticipate no significant change in general and administrative expenses in the near future.

           Research and Development. Research and development expenses were $799,000 for the three months ended September 30, 2000, which consisted of payments under research and development agreements with various contractors, amortization of patents, nanoporous polymer license option payments, and salary to our Chief Polymer Scientist. Research and development expenses amounted to $474,000 for the three months ended September 30, 1999. This increase of $325,000, or 69%, resulted from increased research and development payments to various third party contractors.

         We expect research and development costs to increase as we develop our existing technologies and acquire or license new technologies. In June 2000, we entered into agreements with a third party to exclusively and perpetually license a development stage computer software technology on a worldwide basis, to fund the continuing research and development of such technology, and to exchange certain securities (subject to return provisions), among other things. To date, we funded $700,000 of an initial commitment of $1.5 million toward research and development of the technology, pursuant to a milestone timetable. It is intended that additional research and development costs not covered by the initial $1.5 million commitment, if any, will be funded primarily out of certain royalties we anticipate paying to the third party, or, to the extent that such royalties are insufficient, from additional financings we consummate. We believe that it is premature to offer any assessment as to the ultimate commercial viability of any products that might be derived from this technology should it be successfully developed.

           Comparison of nine months ended September 30, 2000 to nine months ended September 30, 1999.

           Net Loss. We reported a net loss of $3,298,000, or $.05 per common share, basic and diluted, for the nine months ended September 30, 2000, versus a net loss of $8,966,000, or $0.09 per common share, basic and diluted, for the nine months ended September 30, 1999. This decrease of $5,668,000, or 63%, is primarily a result of our recording, in 1999, of a charge of $6,352,000, for the issuance of stock options with an exercise price below fair market value on the date of grant. In fiscal 2000, we recorded a charge of $247,500 for the issuance of stock options.

           Revenues. We had revenues of $75,000, which were derived from a contract we entered into with the U.S. Army for the nine months ended September 30, 2000 and no revenues for the nine months ended September 30, 1999.

           Operating Costs and Expenses. Operating costs and expenses for the nine months ended September 30, 2000 totaled $3,390,000, a decrease of $5,593,000, or 62%, versus costs and expenses of $8,983,000 for the nine months ended September 30, 1999. These costs and expenses are detailed below.

           Salaries and Employee Benefits. Salaries related to research and development and employee benefits were approximately $93,000 for the nine months ended September 30, 2000 consisting of salary to our Chief Polymer
Scientist that was included in research and development for such period, versus salaries and employee benefits of $9,000 for the nine months ended September 30, 1999. We anticipate an increase in these costs as we intend to enter into an employment agreement with our currently uncompensated executive officer and implement certain employee benefit plans, including a healthcare plan.

           General and Administrative. General and administrative expenses were $1,149,000 for the nine months ended September 30, 2000, which consisted of accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $6,941,000 for the nine months ended September 30, 1999. This decrease of $5,792,000, or 83%, was primarily a result of our recording, in 1999, of a charge of $6,352,000 for the issuance of stock options with an exercise price below fair market value on the date of grant. In the 2000 period, we recorded a charge of $247,500 for the issuance of stock options. We anticipate no significant change in general and administrative expenses in the near future.

           Research and Development. Research and development expenses were $2,218,000 for the nine months ended September 30, 2000, which consisted of payments on research and development agreements with various contractors, amortization of patents, nanoporous polymer license option payments, and salary to our Chief Polymer Scientist. Research and development expenses amounted to $835,000 for the nine months ended September 30, 1999. This increase of $1,383,000, or 166%, resulted from increased research and development payments to various third party contractors. We expect research and development costs to increase as we develop our existing technologies and acquire or license new technologies.

Liquidity and Plan of Operations

           We are a development stage company and are in the technology acquisition and development phase of our operations. Accordingly, we have relied primarily upon private placements and subscription sales of stock to fund our continuing activities and acquisitions. To a limited extent, and as described below, we have also relied upon borrowing from non-traditional lenders who are also shareholders of ours. Until we generate revenue from sales and licensing of our technology, or receive a large infusion of cash from a potential strategic partner, we intend to continue to rely upon these methods of funding our operations during the next year.

           Our significant assets include our portfolio of intellectual property relating to the various technologies; our contracts with third parties pertaining to technology development, acquisition, and licensing; our holdings of approximately 5.2 million shares of common stock in NMXS.Com, Inc.; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

           Stockholders' equity totaled $2,021,000 on September 30, 2000 and we had a working capital deficit of $74,000 on such date.

         In October 2000, we raised $1,000,000 through the sale of 800,000 shares of common stock to five accredited investors at $1.25 per share. In addition to the foregoing private placement, we received $20,000 through the exercise of options by one of our option holders.

         In August 2000, we obtained a line of credit from a financial institution in the amount of $300,000. This line of credit bears interest at a rate of the 30 day dealer commercial paper rate plus 2.60%. This line of credit, which is guaranteed by Marvin Maslow, our Chief Executive Officer, will mature on July 31, 2001. At September 30, 2000, we were indebted in the amount of $302,000 under this line of credit.

           We do not expect any significant change in our total number of employees in the near future. We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next 12 months, although we have no agreements regarding any such technologies as of the date of this Report.

           Based upon current projections, our principal cash requirements for the next 12 months consist of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. At September 30, 2000, we had $508,000 in cash. As of December 31, 1999, we had $1,168,000 in cash. We intend to satisfy our capital requirements for the next 12 months by our cash on hand, continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, and borrowing as appropriate. However, we do not know if these resources will be adequate to cover our capital requirements.

Recently Issued Accounting Standards

           We do not believe any recently issued accounting standards have had or will have a material impact on our operations.

                                     PART II

                                OTHER INFORMATION

Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities and Use of Proceeds

           On October 2, 2000, the Company sold 800,000 shares of common stock to five accredited investors at $1.25 per share for a total of $1,000,000 in a private placement offering. The proceeds of the private placement are being used for working capital purposes.

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

                                            MANHATTAN SCIENTIFICS, INC.

Dated: November 14, 2000                    By: /s/ Marvin Maslow
       --------------------------               -------------------------------
                                                Marvin Maslow
                                                President, Chief Executive
                                                Officer, and Chairman of
                                                the Board