Form 10KSB
period 2000-12-31
MANHATTAN SCIENTIFICS INC
filed 2001-04-02
CIK 1099132

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended December 31, 2000

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from _______ to _______.

                        Commission File Number 000-28411


                                ----------------

                           MANHATTAN SCIENTIFICS, INC.
        ----------------------------------------------------------------
                 (Name of small business issuer in its charter)

                        Delaware                                                      850460639
- ----------------------------------------------------------      ------------------------------------------------------
    (State or other jurisdiction of incorporation or                     I.R.S. Employer Identification No.
                      organization)

         641 Fifth Avenue, Suite 36F, New York, New York                                        10022
- ------------------------------------------------------------------                      ----------------------
            (Address of principal executive offices)                                         (Zip Code)

Issuer's telephone number: (212) 752-0505
                           --------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
        ----------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure is contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $250,000.00
                                                          ----------

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2000: 104,669,772.
                                 -----------

As of December 31, 2000, the aggregate market value of the registrant's common stock was $261,674,430 (based upon the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days, as reported by the National Quotation Bureau for such date).

Transitional Small Business Disclosure Format (check one)    Yes [ ]  No [X]

                           Forward Looking Statements

         This Form 10-KSB contains forward-looking statements, including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which we may participate, competition within our chosen industry, including competition from much larger competitors, technological advances, and the failure by us to successfully develop business relationships. In addition, these forward-looking statements are subject to our successful completion of the research and development of our technologies; successful commercialization and mass production of, among other things, the micro fuel cell, mid-range fuel cell, holographic data storage devices, and haptics internet applications; successful protection of our patents; and effective significant industry competition from various entities whose research and development, financial, sales and marketing and other capabilities far exceeds ours. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. We note that the safe harbor contained in the Litigation Reform Act of 1995 is not applicable to the disclosure in this Form 10-KSB.

                                     PART I

Item 1.  Description of Business

         Manhattan Scientifics, Inc., a development stage company, is a technology incubator that seeks to acquire, develop and bring to market life-enhancing technologies in various fields, with emphasis in the area of consumer and commercial electronics. We identify emerging technologies through strategic alliances with scientific laboratories, educational institutions, and scientists and leaders in industry and government. We believe that our scientific and business expertise, resourcefulness and creativity place us in a position to advance these technologies from the development stage through commercialization.

         We are currently developing four technologies:

         o Micro fuel cell technology, which is an ultra efficient miniature battery that converts alcohol or hydrogen into electricity, for portable electronic devices, including cellular telephones. We believe this technology has the potential to significantly increase battery life over the current state-of-the-art technology.

         o Mid-range fuel cell technology, which is an ultra efficient medium-size battery that converts alcohol or hydrogen into electricity, with potential applications for cordless appliances, power tools, wheelchairs, bicycles, boats, home energy fuel cell systems, military field radios and laptop computers.

         o Holographic data storage, which is a technology for the storage and retrieval of data in the form of light patterns that we believe is capable of storing and retrieving large amounts of data in small spaces. We also believe this technology has the potential to increase the volume of electronic data storage, as well as retrieval times, over the current state-of-the-art technology.

         o Haptics "Touch and Feel" internet applications, which is a technology that allows computer users to have the physical sensation of manipulating and touching objects on a computer screen as if they were three-dimensional, using a special mouse. Detailed texture and viscosity can be sensed, among many other aspects of touch. We believe that this technology has the potential to revolutionize the way computers and the internet are utilized.

         In addition, we own approximately 5,311,300 shares of common stock of NMSX.Com, Inc. (f/k/a New Mexico Software, Inc.), a public company that owns, develops and markets what it believes to be fast and efficient Internet technologies for the management of digital images.

         Also, we are discontinuing our previous efforts to explore acquisition and development of filtration technology based upon a nanoporous polymer, which is an ultra-efficient filtering material for water and air purification. This action is being taken as a result of recent test results which show inappropriate performance in applications of interest to us. We intend to continue to monitor development of this technology for possible advancements that may be appropriate to applications of interest to us.

         We are also working to identify potential new technologies for possible acquisition, licensing, and development; however, we have no executed agreements or finalized arrangements for any other technologies as of the date of this Form 10-KSB.

Our Development Model

         Our goal is to influence the future through the development of potentially world-changing technologies. Our business model is to:

     (1) Identify emerging technologies with world-changing potential through strategic alliances with various scientific laboratories, educational institutions, scientists, and leaders in industry and government;

     (2) Acquire rights to the technologies;

     (3) Secure the inventors' personal services via contract to continue research and development of the technologies to completion and beyond; and then

     (4) Commercialize the technologies using appropriate and available means (including but not limited to strategic partnerships, third-party licensing arrangements, creation of invention-specific public or private business entities in which we anticipate holding significant equity, and/or combinations of the foregoing).

         By fostering the development of multiple technologies at the same time, we believe we increase our likelihood of success while decreasing our risk through diversification.

         We have assembled a team of management and professionals who work to achieve our corporate mission. In the highly competitive environment of emerging technologies, we believe swiftness of identification, evaluation and acquisition is essential to success. We believe we have the ability to act and react rapidly as well as comprehensively, and we believe this has enabled us to acquire technologies notwithstanding competition from larger companies and government entities.

         Since our technologies are still in their development phase, revenue was modest during 2000 and we do not anticipate substantial revenues in the near future. As such, the need for operating and acquisition capital is a continuous concern and requires, and will continue to require, the ongoing efforts of our management. Because we believe the traditional process of securing capital funding is often cumbersome and slow, we generally attempt to accelerate the capital financing process. We intend to continue to raise capital on an as needed basis through a series of private placements, registered public offerings, and/or other financing vehicles.

         We also try to coordinate our resources to ensure our technologies have a promising chance for commercial success. For example, as needed, we intend to continue to enlist the assistance of experts who we believe will help bring a particular technology to market.

         We do not have, nor do we plan to establish, large production or sales facilities. Rather, we intend to maintain research labs and small pilot production facilities to produce key components and prototypes of our technologies, and to eventually involve third parties with demonstrated expertise in large-scale manufacturing, production and sales. We intend to consider all appropriate avenues for the commercialization of our technologies.

         We currently consider ourselves to operate in one business segment: technology incubation.

Our Technologies

1. Fuel Cell Technologies

         We are conducting research to develop both micro and mid-range fuel cell technologies. A micro fuel cell is a high energy miniature power source that converts alcohol or hydrogen into electricity. A mid-range fuel cell is a high power density medium sized power source that converts alcohol or hydrogen into electricity. Fuel cells, which have no moving parts, create electricity not by burning fuel, but by the process of electrochemically arranging the fuel's atoms to produce an electric current. Water or water vapor and carbon dioxide are the only emissions. In addition to producing harmless emissions, certain fuel cells have the potential to be an alternative to traditional energy sources because they use methanol and other sources of hydrogen as fuels. Methanol can be produced inexpensively from a variety of plant sources and is considered a renewable resource. Methanol is also regarded to be stable and safe.

         We have acquired technologies in the fields of both micro fuel cell and mid-range fuel cells.

Micro fuel cell Technology

         We believe that micro fuel cell-based power sources have the potential to replace conventional batteries to provide portable power sources. If perfected, we believe micro fuel cell technology could supply power to consumer electronic products such as cellular phones, pagers, and other microelectronic devices more efficiently than conventional batteries. We believe micro fuel cells would be re-fuelable with insignificant amounts of methanol and water or other fuels and would significantly increase available energy over current state-of-the-art battery technology. Until recently, fuel cell technology had not been practical for consumer electronics because of the size of the devices necessary to produce electrical energy. We believe that new materials and miniaturization technology has the potential to make micro fuel cell technology commercially feasible.

         We believe we have achieved promising results through our research to date. In 1998, we demonstrated a pre-prototype of our micro fuel cell technology by completing a fuel-cell driven cellular telephone call. In 1999, we demonstrated that an eight cell array, which is approximately the size of a credit card, running on methanol and water, was able to run a pager. We were also selected by Industry Week Magazine that year to receive a Technology of the Year Award in recognition of our work on the micro fuel cell. During 2000, we developed a test micro fuel cell that achieved a specific energy output three times greater than standard lithium ion batteries then in use for cellular telephones. We also introduced a working prototype of a portable cell phone charging system at an international fuel cell symposium. We have pursued the development of safe and convenient fueling ampoules (patents pending) with fuels such as methanol and hydrogen. Hydrogen supplied from a packaged chemical hydride device has been demonstrated as a way of obtaining higher power performances from miniature portable fuel cells. We have demonstrated a working 16-cell array of fuel cells, the size of a business card, built on a single plastic substrate with vacuum and spray depositions, as a prototype of mass-produced fuel cells. Once we have completed development of the micro fuel cell, we anticipate that we will attempt to secure a manufacturing and distribution arrangement with an established commercial partner.

Mid Range Fuel Cell Technology

         In addition to micro fuel cells, we have made significant progress in our continuing efforts to develop mid-range fuel cell technologies. Mid-range fuel cell technologies are directed toward higher power applications, including consumer electronics (such as laptop computers), personal transportation devices (such as bicycles and scooters), power tools and appliances (such as vacuum cleaners and lawnmowers), and portable military electronics (such as military field radios). In contrast, micro fuel cell technologies address lower power applications such as cellular phones, pagers and other microelectronics devices.

         During 2000, we were hired by the U.S. Army to develop a mid-range fuel cell evaluation prototype suitable for powering military field radios. The Army's evaluation tests were completed in December, 2000 and were generally favorable. We anticipate that there will be additional testing and prototype development.

         We also completed delivery of a concept prototype fuel cell powered bicycle, in collaboration with the Aprilia company, an Italian motorcycle, scooter, and bicycle manufacturer. The bicycle was exhibited to the public at the Bologna Motor Show in December, 2000. We anticipate that there will be additional testing and prototype development.

         We also contracted with the Electrolux Corporation to develop a fuel cell evaluation prototype suitable to power a portable vacuum cleaner. The prototype has been delivered and is presently under evaluation.

         In addition to the foregoing specific contracts, we intend to explore other potential applications for the mid-range fuel cell technology, as well as potential strategic relationships with third parties relating to investment, mass manufacturing, and mass marketing of the technology.

2. Holographic Data Storage Technology

         Our wholly owned subsidiary, Tamarack Storage Devices, Inc. (a/k/a/ Holostor ((TM))), has conducted research and development activities relating to holographic data storage technology since approximately 1992. Holographic data storage technology relates to the storage and retrieval of data in the form of light patterns.

         We currently have 24 patents filed relating to holographic data storage technology, of which 23 patents have been issued and one is pending. The patents cover a range of concepts from optical design to media chemistry. Prior to becoming our subsidiary, Tamarack was engaged in the development of holographic data storage technology both independently and as member of a consortium of microelectronic companies funded privately and by the United States government through its Defense Advanced Research Projects Agency. This research and development has continued independently since our acquisition of Tamarack.

         We believe holographic data storage technology has the potential to provide significantly greater storage densities than conventional magnetic surface recording, and significantly faster retrieval times. The theoretical limits for the holographic storage density is measured in terabits, that is, millions of bits per cubic centimeter. Holographic data storage may provide greater storage capabilities because data is stored in three dimensional light patterns. Holographic storage may also make data retrieval more efficient. In contrast to single bits of data being stored and retrieved in a stream from conventional magnetic medium, holographic data storage may retrieve pages of information. In addition, the means of reading data is believed to be faster than traditional storage.

         We believe a principal disadvantage of holographic data storage is that presently there is no established industry standard for this new way to record and retrieve data.

         To date, holographic data storage in general has not advanced into the marketplace as a viable storage method because of technical challenges inherent in developing a suitable holographic storage medium, which is a substance that can store data in the form of light patterns. For this reason, we have focused our research and development work upon the development of a suitable holographic storage medium that overcomes these technical challenges, specifically in the field of photopolymers. In 1999, we hired an individual whom we believe to be one of the foremost polymer scientists in the world to continue our research and development of the technology. We are hopeful that our continuing research and development work will eventually result in the commercialization of holographic data storage technologies, although we do not expect to be able to commercialize this technology until a suitable storage medium is developed, if ever.

3. Haptics "Touch and Feel" Internet Applications

         In June 2000, we acquired exclusive licenses and sublicenses to certain haptics internet applications from Novint Technologies, Inc. Haptics is an emerging technology that allows computer users to have the physical sensation of manipulating and touching objects on a computer screen as if they were three-dimensional, using a special mouse. Detailed texture and viscosity can be sensed, among many other aspects of touch. The scope of the license includes software for "three-dimensional" internet web browsers and tools for the creation of "three dimensional" web pages. In connection with this transaction, we also acquired rights to receive 36,606 shares of Novint Technologies, Inc. common stock (approximately 43% of that company), and contracted with the developer of the licensed technology for ongoing research and development of the applications that we licensed.

          We believe that this technology has the potential to revolutionize the way computers and the internet are utilized. When fully developed, we anticipate that a user of the licensed haptics technologies could navigate the internet using a "three dimensional" interface wherein the user could, among other things, touch, feel, view and examine merchandise for sale from all angles. Also, by way of example, video conference callers could experience the sensation of a handshake, and players of internet games could touch and feel elements of the game with realistic sensation. When fully developed, we believe that the potential applications for this technology could be widespread and significant.

4. Digital Image Management Technology (Investment in NMXS.Com, Inc.)

         We presently own approximately 5,311,300 shares of common stock of NMXS.Com, Inc., a public company located in Albuquerque, New Mexico. These shares were acquired in 1999. NMXS.Com markets internet technology-based software for the high-speed transmission of high-resolution graphic images, video clips and audio recordings, among other things. NMXS.Com's proprietary software provides image archiving, asset packaging, data mining and secure commerce over the internet transaction capabilities.

         We believe NMXS.Com has mature, market-ready, turnkey products and services and is positioned to capitalize on the growing trend of businesses converting their photographs, drawings, artwork and other visual images into formats that can be stored and retrieved electronically. The company provides solutions particularly suited to companies seeking to develop a presence on the internet or become involved in conducting business over the internet.

         Our acquisition of shares in NMXS.Com was effected in 1999 through a transaction with its predecessor, New Mexico Software, Inc., a privately held New Mexico corporation. New Mexico Software became public pursuant to a reverse merger transaction. Prior to the reverse merger, we invested $100,000 in New Mexico Software and agreed to provide New Mexico Software with business and management consulting services in return for equity.

         At present, two of our directors are also directors of NMXS.Com. (Messrs. Maslow and Bach). In addition, in accordance with our contract with NMXS.Com, we provided NMXS.Com with business and management advice through August 1999.

Nanoporous Polymer Filter Technology

         In 1999 and 2000, we acquired options from a national laboratory and an individual to license and sublicense the exclusive worldwide rights for nanoporous polymer water and air filtration technology. A nanoporous polymer is an ultra-efficient filtering substance based on polymer material having nanometer-sized (very small) pores that absorb and trap organic contaminants, such as dirt, debris and small organisms. During 2000, we conducted due diligence concerning the intellectual property covered by the license options and subsequently determined not to exercise the options to license the above-referenced rights. This action was taken as a result of extensive tests performed on samples of the material to determine its suitability to applications of interest to us (such as consumer drinking water filtration products). Water flowed through the material too rapidly for the material to perform its intended filtration function. We have presently ceased our technology acquisition efforts in this area but intend to continue to follow new developments in the technology for advancements that may allow performance matched to our needs.

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

         The markets in which we compete have no substantial barriers to entry. Accordingly, there are others working toward similar objectives in order to penetrate these markets and we anticipate additional companies to pursue the same goals. Those whose efforts of which we are aware include, without limitation, Medis El, Inc., Micro Fuel Cell Technology Inc. and Motorola, Inc. in the area of micro fuel cells; Ballard and H Power Corp. in the area of mid-range fuel cells; and InPhase/Bell Labs and Aprilis/Polaroid in the area of holographic storage media.

         We believe that the principal competitive factors in our technology markets are:

         o  proprietary technology;

         o  product quality;

         o  the ability to customize technology to a customer's particular use;

         o  manufacturing capabilities through related party relationships;

         o  financing; and

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

         With respect to the technologies that we are developing, we have 28 patents that have been issued to us and 12 patents pending in the U.S. Patent and Trademark Office and certain other patent and trademark offices. We also have two trademark registrations issued and five applications pending. Of these, with respect to the micro fuel cell device, five patents have been issued, three are pending, and there is 1 trademark issued and five trademark registration applications pending. With respect to the mid-range fuel cell, we have eight patents pending and one trademark registration issued. With respect to the holographic storage technology, we have 23 patents issued and one patent pending. In addition, we continue to evaluate whether to pursue additional applications to protect our intellectual property.

         The success of our business will depend, in part, on our ability to secure the issuance of our pending patents, obtain related patents, protect and enforce patents once issued and operate without infringing the proprietary rights of others. Our success will also depend on our ability to maintain exclusive rights to trade secrets and proprietary technology we own, are currently developing and will develop. We can give no assurance that any issued patents will provide us with competitive advantages or will not be challenged by others, or that the patents of others will not restrict our ability to conduct business.

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

         Policing unauthorized use of our proprietary technology and other intellectual property rights could entail significant expense. In addition, we do not know if third parties will bring claims of copyright or trademark infringement against us or claim that our use of certain technologies violates a patent or other intellectual property. Any claims of infringement, with or without merit, could be time consuming and expensive to defend, result in costly litigation, divert management attention, require us to enter into costly royalty or licensing arrangements or prevent us from using important technologies or methods, any of which could have a material adverse effect on our business, financial condition or results of our operations.

Sales and Marketing

         Although our technologies presently are in the development stage, we are engaged in an early marketing program intended to facilitate the transition from development to manufacturing and sales. This program consists of preliminary dialogues with potential strategic partners, investors, and manufacturers concerning the funding and implementation of potential manufacturing and distribution activities.

Employees

         As of March 1, 2001, we had three full-time employees, including two usalaried employees in general management, one compensated employee in research and development, and two part-time usalaried employees. In addition, there are approximately 34 other people working on our behalf as employees of our various research and development independent contractors (see below). We indirectly fund the salaries of these individuals through our contract research and development payments to their employers. Although not technically our employees, we consider these individuals to be an integral part of our research and development team.

         None of our employees is a member of any union or collective bargaining organization. We consider our relationships with employees to be good.

         A significant portion of our research and development is performed by independent contractors from whom we acquired or licensed certain technologies, and their various employees. As of March 1, 2001, we had three independent contractors conducting research and development for us. Robert Hockaday, the inventor of the micro fuel cell, performs research and development under contract through his company Energy Related Devices, Inc. The inventor of the mid-range fuel cell technology we acquired, Dr. Arthur Koschany, also performs research and development under contract through his company, Novars Geselleschaft fur neue Technologien, GmbH. Thomas Anderson, one of the developers of haptics "touch and feel" technologies, also performs research and development under contract through his company, Novint Technologies, Inc. Our independent contractors utilize a number of their own various employees to satisfy their research and development obligations to us, and their employees are considered to be part of our research and development team.

Company History

         Manhattan Scientifics, Inc., a Delaware corporation, was formed through a reverse merger involving a public company in January 1998. The public company was incorporated in Delaware on August 1, 1995 under the name Grand Enterprises, Inc. Grand was initially organized to market an unrelated patented product, but subsequently determined that its business plan was not feasible. In January 1998, Grand effected the reverse merger in a transaction involving Projectavision, Inc., another public company that was founded by Marvin Maslow, our Chief Executive Officer. Projectavision was the owner of approximately 98% of Tamarack Storage Devices, Inc., a privately-held Texas corporation formed in 1992 to develop and market products based on the holographic data storage technology described above. In January 1998, Grand formed a wholly-owned subsidiary named Grand Subsidiary, Inc. Grand Subsidiary and Tamarack merged, Tamarack being the surviving corporation, and via the merger, Tamarack became a subsidiary of Grand. As consideration for merging Tamarack with Grand Subsidiary, Grand gave Projectavision and the other shareholders of Tamarack 44,000,000 shares of our common stock. In addition, in exchange for a note payable of $1.5 million plus accrued interest of $330,000 due to Projectavision from Tamarack, Grand gave Projectavision 182,525 shares of its Series A Preferred Stock and a warrant to purchase 750,000 shares of our common stock at an exercise price of $0.10 per share, exercisable at any time prior to January 8, 2003, which warrant as of the date of this Form 10-KSB, remains unexercised and outstanding. The Series A Preferred Stock was subsequently converted into 9,435,405 shares of our common stock. In connection with this transaction, new personnel assumed the management of Grand, former management resigned, and Grand changed its name to Manhattan Scientifics, Inc.

Item 2.  Description of Property

         Our principal executive office is located at 641 Fifth Avenue, New York, New York. We lease approximately 1,200 square feet of office space pursuant to a two-year lease that terminates on December 31, 2001. In 2000, the aggregate rental cost for this office space was $60,000. One-half of such amount was paid by us and one-half was paid for by Normandie Capital Corp., a private corporation owned by our Chief Executive Officer, in consideration of its occasional use of the facility. Our lease provides for renewal at the end of the initial term for up to an additional two years at the rental cost of $5,500 per month.

         In addition to our principal executive office, we also lease approximately 2,500 square feet of office space at 127 Eastgate Industrial Park, Los Alamos, New Mexico pursuant to a three-year lease that terminates on April 30, 2001. In part, the space is used as a laboratory to conduct research and development of our technologies. The aggregate rental cost for this space in 2000 was $47,800, of which Energy Related Devices, Inc. paid $40,000. This lease provides for renewal at the end of the initial term for up to an additional two years, subject to adjustments in the rental rate based on the Consumer Price Index.

         We believe our facilities are adequate for our current and planned business operations.

Item 3.  Legal Proceedings

         We are not currently subject to any legal proceedings. We may from time to time become a party to various legal proceedings arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

         In December 2000, the holders of more than a majority of the issued and outstanding shares of our capital stock (1) elected Marvin Maslow, Scott L. Bach and David A. Teich to serve as directors until the next annual meeting of stockholders or until their successors are elected and qualified; (2) adopted a stock option plan to replace the then-existing one; (3) adopted an amendment to our certificate of incorporation to increase the total number of authorized shares of common stock from 150,000,000 shares to 250,000,000 shares; and (4) ratified the appointment of Richard A. Eisner & Company, LLP as our independent accountants.

                                     PART II

Item 5.  Market Price of and Dividends of our Common Equity and
         Related Stockholder Matters.

         The following table sets forth for the periods indicated, the high and low per share bid information for our common stock on the OTC Bulletin Board or the pink sheets, as applicable. We traded on the pink sheets from February 2000 to May 2000. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark down or commissions and may not represent actual transactions.

                               Bid Prices

1999                                                                                  High                Low
- ----                                                                                  ----                ---
First Quarter.............................................................            $0.75               $0.31
Second Quarter............................................................             1.95                0.35
Third Quarter.............................................................             2.28                0.81
Fourth Quarter............................................................             5.25                0.94

                               Bid Prices

2000                                                                                  High                Low
- ----                                                                                  ----                ---
First Quarter.............................................................            $7.63               $4.00
Second Quarter............................................................             5.60                2.13
Third Quarter.............................................................             5.00                2.03
Fourth Quarter............................................................             3.31                1.31

         As of March 1, 2001, we had 310 registered shareholders and 105,607,258 shares of Common Stock issued and outstanding.

         Dividends. We have never paid any cash or stock dividends. We presently intend to reinvest earnings, if any, to fund the development and expansion of our business and, therefore, do not anticipate paying dividends on our common stock in the foreseeable future. The declaration of dividends will be at the discretion of our board of directors and will depend upon our earnings, capital requirements, financial position, general economic conditions and other pertinent factors.

Recent Sales of Unregistered Securities

         During the past three years, we have issued unregistered securities in the following transactions:

         In March 2001, we sold 150,000 shares of our common stock to one accredited investor for $100,000.

         In March 2001, we issued 200,000 shares of our common stock to a consulting company, in lieu of cash, as compensation for services rendered and to be rendered. We also issued 15,000 shares of our common stock to this company for commissions owed.

         In March 2001, we issued 6,000 shares of our common stock to three individuals (2,000 shares each), as compensation for services rendered to us.

         In February 2001, we agreed to issue 150,000 shares of our common stock to NMXS.Com, Inc. (of whom we are an affiliate) in exchange for NMXS.Com, Inc.'s agreement to issue warrants to us to purchase 1,500,000 shares of NMXS.Com, Inc.'s common stock.

         In January, 2001, we issued 44,012 shares of our common stock to an individual, in lieu of cash, as compensation for legal patent services rendered to us.

         In December 2000, we sold 800,000 shares of our common stock to one accredited investor for $1,000,000. In connection with this transaction, we also issued to this investor a warrant certificate to purchase a variable quantity of common shares (between 200,000 and 1,000,000 shares) at a variable strike price (between $.01 and $1.25), based upon the market share price at time of exercise.

         In December 2000, we issued 50,000 shares of our common stock to an individual, in lieu of cash, as compensation for services rendered to us.

         In November, 2000, we sold 800,050 shares of our common stock to five accredited investors for an aggregate of $1,000,062.50.

         In October 2000, we issued 1,000 shares of our common stock to an individual, in lieu of cash, as partial compensation for services rendered to us.

         In September 2000, we issued 5,500 shares of our common stock to an individual, in lieu of cash, as compensation for office furnishings and fixtures.

         In July 2000, we issued options to purchase 110,000 shares of our common stock at $2.25 per share to an individual, in lieu of cash, as compensation for providing investor relations services to us.

         In July 2000, we issued 5,000 shares of our common stock to an individual, in lieu of cash, as compensation for office furnishings and fixtures.

         In June 2000, we sold 14,000 shares of our Series C Preferred Stock to two accredited investors for an aggregate of $1,400,000. We also issued 710,000 shares of our common stock to these investors in connection with this transaction.

         In the fourth quarter of 1999, we sold 1,048,000 shares of our common stock to nine accredited investors for $786,000.

         In the fourth quarter of 1999, we sold 245,165 shares of our Series B Preferred Stock to ten accredited investors for $1,470,990.

         On October 15, 1999, we sold 1,600 shares of our common stock to an individual as compensation in lieu of cash for computer repair and crash recovery services rendered to us.

         On August 5, 1999, we sold 1,000,000 shares of our common stock to Novars Gesellschaft fur neu Technologien GmbH for the acquisition of certain mid-range fuel cell technologies.

         On May 6, 1999, we sold 10,000 shares of our common stock to McKee Wallwork, in lieu of cash for conducting a market survey in connection with NMXS.Com, Inc. prior to our investing in that company.

         On May 6, 1999, we sold 100,000 shares of our common stock to the Peters Corporation or its designee, in lieu of cash as compensation for corporate furnishings.

         As of January 4, 1999, we sold options to Stanton Crenshaw Communications to purchase 350,000 shares of our common stock at an exercise price of $0.20 per share in exchange for public relations services. In addition, we agreed to issue to Stanton Crenshaw $2,500 worth of our common stock per month, commencing as of April 1, 1999, also in exchange for ongoing public relations services. The shares accrue monthly based upon the closing price of our stock on the last day of each month, and are to be issued quarterly. As of March 1, 2001 we have issued Stanton Crenshaw Communications, Inc. 37,044 shares of our common stock.

         On July 28, 1998, as part of a private placement to raise capital for us, we agreed to (a) issue to Lancer Partners, L.P. 10,000,000 common stock purchase warrants with an exercise price of $0.05 per share; (b) arrange for Lancer to purchase 43,170,512 shares of our common stock from Projectavision, Inc. and (c) issue 20,000,000 shares of our common stock at a price of $0.05 per share, together with rights to assign the right to acquire such shares to certain third parties. Between August 1, 1998 and December 31, 1998, Lancer effectively assigned its right to acquire such shares to 51 individuals and entities, and, accordingly, we issued and sold an aggregate of 20,000,000 shares to such individuals during such time. In connection with these issuances, we sold an additional 340,000 shares to raise additional capital. Also at this time, finder's fees aggregating $25,000 were paid to First Internet Capital.

         On April 16, 1998, in order to raise capital for us, we agreed to issue 275,000 shares of common stock to an individual at a purchase price of $0.18 per share.

         On February 10, 1998, we agreed to issue 1,000,000 shares of common stock to Equilink, L.L.C. in exchange for financial consulting services to be rendered. We also agreed to issue warrants to purchase up to 2,000,000 shares of common stock at a price of $0.75, in exchange for financial consulting services to be rendered. In connection with the cancellation and release of all contracts with Equilink, LLC, on December 30, 1999, Equilink agreed to sell such warrants it held to us (or to a third party) for the purchase price of $500,000. On January 4, 2000, we advanced $100,000 towards the purchase price, and the balance was paid in full on February 14, 2000 by a third party, who then received 1,076,923 shares of our common stock in February 2000. We were reimbursed by the third party purchaser for the $100,000 advanced.

         In February 1998, we agreed to issue 10,000 shares of our common stock to an individual, in lieu of cash, as compensation for general business consulting services rendered to us. These shares were issued in December 1999.

         In February 1998, we agreed to issue 25,000 shares of our common stock to an individual, in lieu of cash, as compensation for corporate identify and logo design services rendered to us. These shares were issued in December 1999.

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

         On January 8, 1998, in order to raise $1.0 million, we sold 5,000,000 shares of common stock to 40 individuals/entities at a purchase price per share of $0.20.

         On January 8, 1998, in order to consummate the reverse merger transaction, we agreed to issue (a) 44,000,000 shares of our common stock to the shareholders of Tamarack Storage Devices, Inc., (b) 182,525 shares of our Series A Voting Redeemable Convertible Preferred Stock, which was converted into 9,435,405 shares of our common stock on July 28,1998, to Projectavision, Inc., Tamarack's majority shareholder, and (c) a warrant to Projectavision to purchase 750,000 shares of our common stock at $0.10 per share, exercisable at any time prior to January 8, 2003. These securities were issued in exchange for all of the issued and outstanding securities of Tamarack, which we acquired through merger with our subsidiary, Grand Subsidiary, Inc.

         The issuance and sale of the above-referenced securities was made in reliance on Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving any public offering.

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

         We have not received any revenues since the reverse merger and we have incurred losses.

         As of December 31, 2000, we had an accumulated loss since inception, 1992, of $25,792,000. We expect operating losses to continue for the foreseeable future because we will be continuing to fund research and development efforts as well as general and administrative expenses prior to receiving significant revenues from our technologies.

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

Results of Operations

         Comparison of fiscal year ended December 31, 2000 to fiscal year 1999.

         Net Loss. We reported a net loss of $4,736,000, or $.06 per common share, basic and diluted, for operations for 2000 fiscal year versus a net loss of $9,800,000, or $0.11 per common share, basic and diluted, for the 1999 fiscal year. The decrease of $5,064,000, or 52%, is primarily a result of our recording, in 1999, the issuance of stock options with an exercise price below fair market value on the date of grant. In the 2000 period, we recorded a charge of $228,800 for the issuance of stock options.

         Revenues. For the year ended December 31, 2000, we had revenues of $250,000, which were derived from contracts we entered into with the U.S. Army and Electrolux, and no revenues during the year ended December 31, 1999.

         Operating Costs and Expenses. Operating costs and expenses for the year ended December 31, 2000 totaled $5,008,000, a decrease of $4,529,000, or 47%, versus costs and expenses of $9,537,000 for the year ended December 31, 1999. These costs and expenses are detailed below.

         Salaries and Employee Benefits. Salaries related to research and development and employee benefits were approximately $230,000 for the year ended December 31, 2000 consisting of salary and a compensation charge of $113,000 for the vesting of stock options to our Chief Polymer Scientist, which is included in research and development for such period, versus salaries and employee benefits of $39,000 for the year ended December 31, 1999. We anticipate an increase in these costs as we intend to enter into an employment agreement with our currently uncompensated chief executive officer and implement certain employee benefit plans, including a healthcare plan.

         General and Administrative. General and administrative expenses were $1,765,000 for the year ended December 31, 2000, which consisted of accounting, travel, legal, rent, telephone and other day to day operating expenses, as compared to general and administrative expenses of $7,340,000 for the year ended December 31, 1999. This decrease of $5,575,000, or 76%, was primarily a result of the issuance of options for services. We anticipate no significant change in general and administrative expenses in the near future.

         Research and Development. Research and development expenses were $3,093,000 for the year ended December 31, 2000, which consisted of payments under research and development agreements with various contractors, amortization of patents, nanoporous polymer license option payments, and salary to our Chief Polymer Scientist. Research and development expenses amounted to $960,000 for the year ended December 31, 1999. This increase of $2,133,000, or 222%, resulted from increased research and development payments to various third party contractors.

         We expect research and development costs to increase as we develop our existing technologies and acquire or license new technologies. In June 2000, we entered into agreements with a third party to exclusively and perpetually license a development stage computer software technology on a worldwide basis, to fund the continuing research and development of such technology, and to exchange certain securities (subject to return provisions), among other things. To date, we funded $1,150,000 of an initial commitment of $1.5 million toward research and development of the technology, pursuant to a milestone timetable. It is intended that additional research and development costs not covered by the initial $1.5 million commitment, if any, will be funded primarily out of certain royalties we anticipate paying to the third party, or, to the extent that such royalties are insufficient, from additional financings we consummate. We believe that it is premature to offer any assessment as to the ultimate commercial viability of any products that might be derived from this technology should it be successfully developed.

Liquidity and Plan of Operations

         We are a development stage company and are in the technology acquisition and development phase of our operations. Accordingly, we have relied primarily upon private placements and subscription sales of stock to fund our continuing activities and acquisitions. To a limited extent, and as described below, we have also relied upon borrowing from non-traditional lenders who are also our shareholders. Until we generate revenue from the sales and licensing of our technology, or receive a large infusion of cash from a potential strategic partner, we intend to continue to rely upon these methods of funding our operations during the next year.

         Our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, our holdings of approximately 5.2 million shares of common stock in NMXS.Com, Inc.; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

         Stockholders' equity totaled $2,868,000 on December 31, 2000 and our working capital was $803,000 on such date.

         In June 2000, we sold 14,000 shares of our Series C Preferred Stock to two accredited investors for an aggregate of $1,400,000.

         In October 2000, we raised $1,000,000 through the sale of 800,000 shares of common stock to five accredited investors at $1.25 per share. In addition to the foregoing private placement, we received $20,000 through the exercise of options.

         In December 2000, we raised $1,000,000 through the sale of 800,000 shares of common stock to one accredited investor at $1.25 per share.

          In August 2000, we obtained a line of credit from a financial institution in the amount of $300,000. This line of credit bears interest at a rate of the 30 day dealer commercial paper rate plus 2.60% The line of credit, which is guaranteed by Marvin Maslow, our Chief Executive Officer, will mature on July 31, 2001. At December 31, 2000, we were indebted in the amount of $300,000 under this line of credit.

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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Manhattan Scientifics, Inc.

We have audited the accompanying consolidated balance sheet of Manhattan Scientifics, Inc. (a development stage enterprise) and subsidiary ("the Company") as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity (capital deficiency), and cash flows for the years ended December 31, 2000 and for the period from July 31, 1992 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from July 31, 1992 (inception) through December 31, 1994 (not presented separately herein except for the statements of stockholders' equity (capital deficiency)) were audited by other auditors whose report dated March 24, 1995, expressed an unqualified opinion on those statements. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors for the cumulative information for the period from July 31, 1992 (inception) through December 31, 1994, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Manhattan Scientifics, Inc. and subsidiary as a December 31, 2000, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2000 and 1999 and for the period from July 31, 1992 (inception) through December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Florham Park, New Jersey
February 2, 2001

                       Report of Independent Accountants


To the Board of Directors and Stockholders of Tamarack Storage Devices, Inc.


In our opinion, the consolidated statements of income, cash flows and changes in stockholders' equity for the period of inception through the year ended December 31, 1994 (not presented separately herein except for the statement of changes in stockholders' equity appearing on page F-5 of Manhattan Scientifics, Inc. Form 10-KSB) present fairly, in all material respects, the results of operations and cash flows of Tamarack Storage Devices, Inc. (a development stage enterprise) (the "Company") for the period inception through December 31, 1994, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of Tamarack Storage Devices, Inc. for any period subsequent to December 31, 1994.


PricewaterhouseCoopers LLP

Austin, Texas
March 24, 1995

         Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of December 31, 2000, we had $1,520,000 in cash. As of December 31, 1999, we had $1,168,000 in cash. We intend to satisfy our capital requirements for the next 12 months by our cash on hand, continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, and borrowing as appropriate. However, we do not know if those resources will be adequate to cover our capital requirements.

Recently Issued Accounting Standards

         We do not believe any recently issued accounting standards have had or will have a material impact on our operations.

Item 7.  Financial Statements


MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Balance Sheet
December 31, 2000

ASSETS
Current assets:
     Cash and cash equivalents                                                   $  1,520,000
     Accounts receivable                                                               87,000
     Prepaid expenses                                                                  12,000
                                                                                 ------------

         Total current assets                                                       1,619,000
                                                                                 ------------

Property and equipment, net                                                           147,000
Patents, net                                                                        1,911,000
Security deposit                                                                        7,000
                                                                                 ------------
                                                                                 $  3,684,000
                                                                                 ============
LIABILITIES
Current liabilities:
     Accounts payable and accrued expenses                                       $    241,000
     Note payable to stockholder                                                      275,000
     Note payable - other                                                             300,000
                                                                                 ------------

         Total current liabilities                                                    816,000
                                                                                 ------------

Commitments

STOCKHOLDERS' EQUITY
Capital stock $.001 par value:
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525 shares; issued and outstanding - none
Series B convertible, authorized 250,000 shares; 185,165 shares issued and outstanding
Series C convertible, redeemable, authorized 14,000 shares;  14,000 shares issued and outstanding
Common, authorized 250,000,000 shares, 104,669,772 shares issued, and
     outstanding, 697,762 shares issuable (Notes E and H[4])                          105,000
Additional paid-in capital                                                         33,873,000
Deferred compensation                                                                (312,000)
Deficit accumulated during the development stage                                  (30,798,000)
                                                                                 ------------

         Total stockholders' equity                                                 2,868,000
                                                                                 ------------

                                                                                 $  3,684,000
                                                                                 ============

The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Operations


                                                                                           Period From
                                                                                            Inception
                                                                 Year Ended               (July 31,1992)
                                                                 December 31,                Through
                                                            2000              1999      December 31, 2000
                                                        -------------    -------------  -----------------
Revenues                                                $     250,000    $           0    $     250,000
                                                        -------------    -------------    -------------

Operating costs and expenses:
     Salaries and employee benefits                                                           4,429,000
     Consulting fees                                          115,000        1,199,000        6,312,000
     Materials and supplies                                                                     987,000
     General and administrative                             1,765,000        7,340,000       12,106,000
     Rent and utilities                                        35,000           38,000          577,000
     Research and development                               3,093,000          960,000        4,716,000
                                                        -------------    -------------    -------------

         Total operating costs and expenses                 5,008,000        9,537,000       29,127,000
                                                        -------------    -------------    -------------

Loss from operations before other income and expenses      (4,758,000)      (9,537,000)     (28,877,000)

Other income and expenses:
     Contract revenue                                               0                0        3,602,000
     Interest and other expense                               (26,000)        (204,000)        (568,000)
     Interest income                                           48,000           41,000          151,000
     Loss of equity investee                                        0         (100,000)        (100,000)
                                                        -------------    -------------    -------------

Net loss/comprehensive loss                                (4,736,000)      (9,800,000)   $ (25,792,000)
                                                                                          =============

Beneficial conversion feature on preferred stock           (1,400,000)      (1,471,000)
                                                        -------------    -------------

Net loss attributable to common stockholders            $  (6,136,000)   $ (11,271,000)
                                                        =============    =============

Basic and diluted loss per share:
     Weighted average number of common shares
         outstanding                                      102,355,000       98,892,000
                                                        =============    =============

   Basic and diluted loss per share                     $        (.06)   $        (.11)
                                                        =============    =============


The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity (Capital Deficiency) (Notes A and F)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2000

                                                                                                 Preferred Stock
                                                                                                 $.001 Par Value
                                                                                        --------------------------------
                                                                        Series A                    Series B
                                                                       Preferred        --------------------------------
                                                                         Stock             Shares             Amount
                                                                    ---------------     ------------       -------------
Initial issuance of shares to founders on contribution
     of intangible assets at historic cost basis
Additional founders' contribution
Issuance of 1,037,000 shares of Series A preferred
     stock, net of issuance costs                                   $        10,000
Net loss
                                                                    ---------------

Balance, March 31, 1993                                                      10,000
Issuance of shares to investor at approximately
     $.21 per share
Issuance of shares on exercise of options
Services performed in exchange for Series A
     preferred stock issued in fiscal 1993
Net loss
                                                                    ---------------

Balance, March 31, 1994                                                      10,000
Services performed for Series A preferred stock
     issued in fiscal 1993
Issuance of shares at approximately $.52 per share
Net loss
                                                                    ---------------

Balance, December 31, 1994                                                   10,000
Issuance of 163,000 shares of Series A
     preferred stock                                                          2,000
Write-off of amounts receivable from stockholders
Net loss
                                                                    ---------------

Balance, December 31, 1995                                                   12,000
Issuance of shares upon exercise of option for
     $15,000
Net loss
                                                                    ---------------

Balance, December 31, 1996                                                   12,000
Purchase and retirement of 1,200,000 shares of
     Series A preferred stock                                               (12,000)
Purchase of 7,195,814 treasury shares of common
     stock for $15,000
Net loss/comprehensive loss
                                                                    ---------------

Balance, December 31, 1997 (carried forward)                                      0                  0                   0

                                                                               Common Stock
                                                                              $.001 Par Value               Additional
                                                                  ---------------------------------          Paid-in
                                                                       Shares            Amount              Capital
                                                                  ---------------   ---------------     ------------------
Initial issuance of shares to founders on contribution
     of intangible assets at historic cost basis                       14,391,627  $         14,500     $              500
Additional founders' contribution                                                                                   40,000
Issuance of 1,037,000 shares of Series A preferred
     Stock, net of issuance costs                                                                                1,020,000
Net loss
                                                                  ---------------   ---------------     ------------------

Balance, March 31, 1993                                                14,391,627            14,500              1,060,500
Issuance of shares to investor at approximately
     $.21 per share                                                    14,391,627            14,500              2,985,500
Issuance of shares on exercise of options                                 479,720             1,000                 49,000
Services performed in exchange for Series A
     Preferred stock issued in fiscal 1993
Net loss
                                                                  ---------------   ---------------     ------------------

Balance, March 31, 1994                                                29,262,974            30,000              4,095,000
Services performed for Series A preferred stock
     issued in fiscal 1993
Issuance of shares at approximately $.52 per share                        345,399                                  182,000
Net loss
                                                                  ---------------   ---------------     ------------------

Balance, December 31, 1994                                             29,608,373            30,000              4,277,000
Issuance of 163,000 shares of Series A
     Preferred stock                                                                                               161,000
Write-off of amounts receivable from stockholders                                                                  (40,000)
Net loss
                                                                  ---------------   ---------------     ------------------

Balance, December 31, 1995                                             29,608,373            30,000              4,398,000
Issuance of shares upon exercise of option for
     $15,000                                                           14,391,627            14,000                  1,000
Net loss
                                                                  ---------------   ---------------     ------------------

Balance, December 31, 1996                                             44,000,000            44,000              4,399,000
Purchase and retirement of 1,200,000 shares of
     Series A preferred stock                                                                                      (58,000)
Purchase of 7,195,814 treasury shares of common
     stock for $15,000
Net loss/comprehensive loss
                                                                  ---------------   ---------------     ------------------

Balance, December 31, 1997 (carried forward)                           44,000,000            44,000              4,341,000

                                                                                  Deficit
                                                              Amounts           Accumulated
                                                             Receivable         During the
                                                                From            Development         Treasury
                                                            Stockholders           Stage              Stock             Total
                                                          ----------------    ----------------     ------------    --------------
Initial issuance of shares to founders on contribution
     of intangible assets at historic cost basis                                                                    $     15,000
Additional founders' contribution                         $        (40,000)                                                     0
Issuance of 1,037,000 shares of Series A preferred
     stock, net of issuance costs                                 (286,000)                                               744,000
Net loss                                                                      $      (543,000)                           (543,000)
                                                          ----------------    ----------------                     --------------

Balance, March 31, 1993                                           (326,000)          (543,000)                            216,000
Issuance of shares to investor at approximately
     $.21 per share                                                                                                     3,000,000
Issuance of shares on exercise of options                                                                                  50,000
Services performed in exchange for Series A
     preferred stock issued in fiscal 1993                         127,000                                                127,000
Net loss                                                                           (2,292,000)                         (2,292,000)
                                                          ----------------    ---------------                      --------------

Balance, March 31, 1994                                           (199,000)        (2,835,000)                          1,101,000
Services performed for Series A preferred stock
     issued in fiscal 1993                                         159,000                                                159,000
Issuance of shares at approximately $.52 per share                                                                        182,000
Net loss                                                                           (2,250,000)                         (2,250,000)
                                                          ----------------    ---------------                      --------------

Balance, December 31, 1994                                         (40,000)        (5,085,000)                           (808,000)
Issuance of 163,000 shares of Series A
     preferred stock                                                                                                      163,000
Write-off of amounts receivable from stockholders                   40,000                                                      0
Net loss                                                                             (972,000)                           (972,000)
                                                          ----------------    ---------------                      --------------

Balance, December 31, 1995                                               0         (6,057,000)                         (1,617,000)
Issuance of shares upon exercise of option for
     $15,000                                                                                                               15,000
Net loss                                                                             (284,000)                           (284,000)
                                                          ----------------    ---------------                      --------------

Balance, December 31, 1996                                               0         (6,341,000)                         (1,886,000)
Purchase and retirement of 1,200,000 shares of
     Series A preferred stock                                                                                             (70,000)
Purchase of 7,195,814 treasury shares of common
     stock for $15,000                                                                             $    (15,000)          (15,000)
Net loss/comprehensive loss                                                          (335,000)                           (335,000)
                                                          ----------------    ---------------      ------------    --------------

Balance, December 31, 1997 (carried forward)                             0         (6,676,000)          (15,000)       (2,306,000)




The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity (Capital Deficiency) (continued) (Notes A and F)

For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2000
(continued)

                                                                                                 Preferred Stock
                                                                                                 $.001 Par Value
                                                                                        --------------------------------
                                                                        Series A                    Series B
                                                                       Preferred        --------------------------------
                                                                         Stock             Shares             Amount
                                                                    ---------------     ------------       -------------

Balance, December 31, 1997 (brought forward)                          $           0                           $       0
Purchase of 7,195,813 treasury shares of common
     stock for $15,000
Special distribution of 14,391,627 shares of
     common stock to Projectavision, Inc.
Shares deemed issued in connection
     with reverse merger
Issuance of 182,525 shares of Series A preferred
     stock and warrants exercisable into 750,000 shares
     of common stock at an exercise price of $.10 per share
     in exchange for note payable of $1,500,000 and accrued
     interest of $330,000 including deemed dividend in
     connection with beneficial conversion feature
     of preferred stock
Issuance of shares at $.20 per share, net of
     issuance costs
Issuance of shares to purchase intangible assets
Issuance of shares at $.58 per share for
     consulting services
Issuance of warrants on February 10, 1998 to
     purchase 2,000,000 shares of common stock
     exercisable at $.75 per share at fair value for
     services resulting from cashless exercise feature
Issuance of shares at $.18 per share
Issuance of shares on conversion of 182,525 shares
     of Series A preferred stock
Issuance of shares at $.05 per share
Issuance of stock options and warrants at fair value
     for services
Net loss/comprehensive loss
                                                                    ---------------     ------------       -------------

Balance, December 31, 1998
(carried forward)                                                                 0                0                   0

                                                                                Common Stock
                                                                               $.001 Par Value               Additional
                                                                   ---------------------------------          Paid-in
                                                                        Shares            Amount              Capital
                                                                   ---------------   ---------------     ------------------

Balance, December 31, 1997 (brought forward)                             44,000,000   $        44,000    $        4,341,000
Purchase of 7,195,813 treasury shares of common
     stock for $15,000
Special distribution of 14,391,627 shares of
     common stock to Projectavision, Inc.                                                                           346,000
Shares deemed issued in connection
     with reverse merger                                                 11,000,000            11,000               (11,000)
Issuance of 182,525 shares of Series A preferred
     stock and warrants exercisable into 750,000 shares
     of common stock at an exercise price of $.10 per share
     in exchange for note payable of $1,500,000 and accrued
     interest of $330,000 including deemed dividend in
     connection with beneficial conversion feature
     of preferred stock                                                                                           2,850,000
Issuance of shares at $.20 per share, net of
     issuance costs                                                       5,000,000             5,000               970,000
Issuance of shares to purchase intangible assets                          7,200,000             7,000             1,433,000
Issuance of shares at $.58 per share for
     consulting services                                                  1,000,000             1,000               579,000
Issuance of warrants on February 10, 1998 to
     purchase 2,000,000 shares of common stock
     exercisable at $.75 per share at fair value for
     services resulting from cashless exercise feature                                                              660,000
Issuance of shares at $.18 per share                                        275,000                                  50,000
Issuance of shares on conversion of 182,525 shares
     of Series A preferred stock                                          9,435,405            10,000               (10,000)
Issuance of shares at $.05 per share                                     20,340,000            20,000               997,000
Issuance of stock options and warrants at fair value
     for services                                                                                                 2,165,000
Net loss/comprehensive loss
                                                                   ---------------   ---------------     ------------------

Balance, December 31, 1998
(carried forward)                                                        98,250,405            98,000            14,370,000


                                                                                          Deficit
                                                                        Amounts         Accumulated
                                                                       Receivable       During the
                                                                          From          Development
                                                                      Stockholders         Stage
                                                                    ----------------  ---------------

Balance, December 31, 1997 (brought forward)                        $              0  $    (6,676,000)
Purchase of 7,195,813 treasury shares of common
     stock for $15,000
Special distribution of 14,391,627 shares of
     common stock to Projectavision, Inc.
Shares deemed issued in connection
     with reverse merger
Issuance of 182,525 shares of Series A preferred
     stock and warrants exercisable into 750,000 shares
     of common stock at an exercise price of $.10 per share
     in exchange for note payable of $1,500,000 and accrued
     interest of $330,000 including deemed dividend in
     connection with beneficial conversion feature
     of preferred stock                                                                      (1,020,000)
Issuance of shares at $.20 per share, net of
     issuance costs
Issuance of shares to purchase intangible assets
Issuance of shares at $.58 per share for
     consulting services
Issuance of warrants on February 10, 1998 to
     purchase 2,000,000 shares of common stock
     exercisable at $.75 per share at fair value for
     services resulting from cashless exercise feature
Issuance of shares at $.18 per share
Issuance of shares on conversion of 182,525 shares
     of Series A preferred stock
Issuance of shares at $.05 per share
Issuance of stock options and warrants at fair value
     for services
Net loss/comprehensive loss                                                                  (4,580,000)
                                                                    ----------------   ----------------

Balance, December 31, 1998
(carried forward)                                                                  0        (12,276,000)



                                                                         Treasury
                                                                           Stock             Total
                                                                       ------------    --------------

Balance, December 31, 1997 (brought forward)                           $    (15,000)   $   (2,306,000)
Purchase of 7,195,813 treasury shares of common
     stock for $15,000                                                     (15,000)          (15,000)
Special distribution of 14,391,627 shares of
     common stock to Projectavision, Inc.                                   30,000            376,000
Shares deemed issued in connection
     with reverse merger
Issuance of 182,525 shares of Series A preferred
     stock and warrants exercisable into 750,000 shares
     of common stock at an exercise price of $.10 per share
     in exchange for note payable of $1,500,000 and accrued
     interest of $330,000 including deemed dividend in
     connection with beneficial conversion feature
     of preferred stock                                                                     1,830,000
Issuance of shares at $.20 per share, net of
     issuance costs                                                                           975,000
Issuance of shares to purchase intangible assets                                            1,440,000
Issuance of shares at $.58 per share for
     consulting services                                                                      580,000
Issuance of warrants on February 10, 1998 to
     purchase 2,000,000 shares of common stock
     exercisable at $.75 per share at fair value for
     services resulting from cashless exercise feature                                        660,000
Issuance of shares at $.18 per share                                                           50,000
Issuance of shares on conversion of 182,525 shares
     of Series A preferred stock
Issuance of shares at $.05 per share                                                        1,017,000
Issuance of stock options and warrants at fair value
     for services                                                                           2,165,000
Net loss/comprehensive loss                                                                (4,580,000)
                                                                    --------------     --------------

Balance, December 31, 1998
(carried forward)                                                                0          2,192,000



The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity (Capital Deficiency)(continued) (Notes A and F)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2000 (continued)


                                                                                      Preferred Stock
                                                                                      $.001 Par Value
                                                                             --------------------------------
                                                             Series A                    Series B
                                                            Preferred        --------------------------------
                                                              Stock             Shares             Amount
                                                         ---------------     ------------       -------------
     (brought forward)                                      $          0                0       $           0
Issuance of shares in satisfaction
     of accrued expenses
Issuance of shares at $.49 per
     share for consulting services
Issuance of shares at $.49 per
     share to purchase furniture
     and fixtures
Issuance of shares at market
     prices  as consulting services
     were performed
Issuance of shares to purchase
     intangible assets
Issuance of shares at $1.25 per
     share for services
Issuance of stock options
     immediately exercisable
     at fair value for services
Issuance of warrants on February 10, 1998 to
     purchase 2,000,000 shares of common
     stock exercisable at $.75 per share for
     consulting services resulting from
     notification of warrant holder of
     intent to exercise
Shares issuable at $1.27 per
     share in connection with note
     payable
Issuance of shares on exercise
     of 100,000 options at $.20 per
     share
Issuance of Series B convertible
     preferred shares at $6.00 per share including
     deemed dividend in connection
     with beneficial conversion feature
     of preferred stock                                                           245,165
Issuance of shares at $.75 per share
Net loss/comprehensive loss
                                                         ---------------     ------------       -------------
Balance, December 31, 1999
(carried forward)                                                      0          245,165                   0

                                                                          Common Stock
                                                                         $.001 Par Value               Additional
                                                             ---------------------------------          Paid-in
                                                                  Shares            Amount              Capital
                                                             ---------------   ---------------     ------------------
     (brought forward)                                             98,250,405  $         98,000    $       14,370,000
Issuance of shares in satisfaction
     of accrued expenses                                               78,000                                  15,000
Issuance of shares at $.49 per
     share for consulting services                                     10,000                                   5,000
Issuance of shares at $.49 per
     share to purchase furniture
     and fixtures                                                     100,000                                  49,000
Issuance of shares at market
     prices as consulting services
     were performed                                                    17,269                                  15,000
Issuance of shares to purchase
     intangible assets                                              1,000,000             1,000               999,000
Issuance of shares at $1.25 per
     share for services                                                 1,600                                   2,000
Issuance of stock options
     immediately exercisable
     at fair value for services                                                                             6,572,000
Issuance of warrants on February 10, 1998 to
     purchase 2,000,000 shares of common
     stock exercisable at $.75 per share for
     consulting services resulting from
     notification of warrant holder of
     intent to exercise                                                                                     1,090,000
Shares issuable at $1.27 per
     share in connection with note
     payable                                                                                                  191,000
Issuance of shares on exercise
     of 100,000 options at $.20 per
     share                                                            100,000                                  20,000
Issuance of Series B convertible
     preferred shares at $6.00 per share including
     deemed dividend in connection
     with beneficial conversion feature
     of preferred stock                                                                                     2,942,000
Issuance of shares at $.75 per share                                  533,000             1,000               399,000
Net loss/comprehensive loss
                                                             ---------------   ---------------     ------------------
Balance, December 31, 1999
(carried forward)                                                 100,090,274           100,000            26,669,000

                                                                                Defecit
                                                               Amounts         Accumulated
                                                              Receivable        During the
                                                                 From          Development         Treasury
                                                             Stockholders        Stage              Stock            Total
                                                           ---------------- ----------------     ------------   --------------
     (brought forward)                                     $          0     $    (12,276,000)    $          0   $     2,192,000
Issuance of shares in satisfaction
     of accrued expenses                                                                                                 15,000
Issuance of shares at $.49 per
     share for consulting services                                                                                        5,000
Issuance of shares at $.49 per
     share to purchase furniture
     and fixtures                                                                                                        49,000
Issuance of shares at market
     prices  as consulting services
     were performed                                                                                                      15,000
Issuance of shares to purchase
     intangible assets                                                                                                1,000,000
Issuance of shares at $1.25 per
     share for services                                                                                                   2,000
Issuance of stock options
     immediately exercisable
     at fair value for services                                                                                       6,572,000
Issuance of warrants on February 10, 1998 to
     purchase 2,000,000 shares of common
     stock exercisable at $.75 per share for
     consulting services resulting from
     notification of warrant holder of
     intent to exercise                                                                                               1,090,000
Shares issuable at $1.27 per
     share in connection with note
     payable                                                                                                            191,000
Issuance of shares on exercise
     of 100,000 options at $.20 per
     share                                                                                                               20,000
Issuance of Series B convertible
     preferred shares at $6.00 per share including
     deemed dividend in connection
     with beneficial conversion feature
     of preferred stock                                                           (1,471,000)                         1,471,000
Issuance of shares at $.75 per share                                                                                    400,000
Net loss/comprehensive loss                                                       (9,800,000)                        (9,800,000)
                                                           ------------     ----------------     ------------    --------------
Balance, December 31, 1999
(carried forward)                                                     0          (23,547,000)               0         3,222,000

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity (Capital Deficiency)
(continued)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2000 (Notes A and F) (continued)

                                                                                                     Preferred Stock
                                                                                               ---------------------------
                                                                                                     $.001 Par Value
                                                                                Series A                Series B
                                                                                Preferred       ---------------------------
                                                                                  Stock          Shares          Amount
                                                                              ------------     ----------      -----------
Balance, December 31, 1999 (brought forward)                                     $       0        245,165      $         0

Issuance of shares at $.75 per share
Issuance of shares at market price for services

Issuance of common stock to Equilink, LLC on exercise of cashless warrants

Shares issued of Series C convertible preferred shares at $100.00 per share including deemed dividend in connection with beneficial conversion feature of preferred stock

Issuance of shares in connection with Series C preferred stock private placement investment

Shares issuable at $2.23 per share in connection with research and development and license Agreement

Issuance of shares at market price for services
Issuance of options at market value for services
Issuance of options to purchase 100,000 shares @$.40
   per share for services
Issuance of shares to purchase furniture and fixtures

Issuance of shares in connection with Series C preferred stock private placement

Issuance of shares at $1.25 per share

Conversion of Series B preferred stock to common                                                  (60,000)
Issuance of shares at market price for services
Shares issuable at market price for services
Net loss/comprehensive loss
                                                                              ------------     ----------      -----------
Balance, December 31, 2000                                                       $       0        185,165      $         0
                                                                              ============     ==========      ===========

                                                                                          Preferred Stock
                                                                                  --------------------------------
                                                                                          $.001 Par Value
                                                                                             Series C
                                                                                  --------------------------------
                                                                                    Shares               Amount
                                                                                  ----------           -----------
Balance, December 31, 1999 (brought forward)                                               0           $         0

Issuance of shares at $.75 per share
Issuance of shares at market price for services

Issuance of common stock to Equilink, LLC on exercise of cashless warrants

Shares issued of Series C convertible preferred shares
   at $100.00 per share including deemed dividend in
   connection with beneficial conversion feature
   of preferred stock                                                                 14,000

Issuance of shares in connection with Series C
   Preferred stock private placement investment

500,000 shares issuable at $2.23 per share in connection with research and development and license Agreement

Issuance of shares at market price for services
Issuance of options at market value for services
Issuance of options to purchase 100,000 shares @$.40
   per share for services
Issuance of shares to purchase furniture and fixtures

Issuance of shares in connection with Series C preferred stock private placement

Issuance of shares at $1.25 per share

Conversion of Series B preferred stock to common
Issuance of shares at market price for services
Shares issuable at market price for services
Net loss/comprehensive loss
                                                                                  ----------           -----------
Balance, December 31, 2000                                                            14,000           $         0
                                                                                  ==========           ===========

                                                                                            Common Stock
                                                                                           $.001 Par Value
                                                                                 ----------------------------------
                                                                                      Shares             Amount
                                                                                 -------------        -------------
Balance, December 31, 1999 (brought forward)                                       100,090,274        $     100,000

Issuance of shares at $.75 per share                                                   515,000                1,000
Issuance of shares at market price for services                                          4,942

Issuance of common stock to Equilink, LLC on
   exercise of cashless warrants                                                     1,076,923                1,000

Shares issued of Series C convertible preferred shares at $100.00 per share including deemed dividend in connection with beneficial conversion feature of preferred stock

Issuance of shares in connection with Series C
   Preferred stock private placement investment                                        700,000                1,000

Shares issuable at $2.23 per share in connection with research and development and license Agreement

Issuance of shares at market price for services                                         11,083
Issuance of options at market value for services
Issuance of options to purchase 100,000 shares @$.40
   per share for services
Issuance of shares to purchase furniture and fixtures                                   10,500

Issuance of shares in connection with Series C
   preferred stock private placement                                                    10,000

Issuance of shares at $1.25 per share                                                1,600,050                2,000

Conversion of Series B preferred stock to common                                       600,000
Issuance of shares at market price for services                                         51,000
Shares issuable at market price for services
Net loss/comprehensive loss
                                                                                   -----------        -------------
Balance, December 31, 2000                                                         104,669,772       $      105,000
                                                                                 =============        =============



                                                                                                                   Deficit
                                                                                                 Amounts         Accumulated
                                                                Additional                      Receivable       During the
                                                                 Paid-in        Deferred           From           Development
                                                                 Capital      Compensation     Stockholders         Stage
                                                              ------------   --------------   --------------   -------------
Balance, December 31, 1999 (brought forward)                  $ 26,669,000   $                $            0   $ (23,547,000)

Issuance of shares at $.75 per share                               385,000
Issuance of shares at market price for services

Issuance of common stock to Equilink, LLC on
   exercise of cashless warrants                                    (1,000)

Shares issued of Series C convertible preferred shares
   at $100.00 per share including deemed dividend in
   connection with beneficial conversion feature
   of preferred stock                                            2,199,000                                        (1,400,000)

Issuance of shares in connection with Series C
   preferred stock private placement investment                    600,000

Shares issuable at $2.23 per share in connection
   with research and development and license agreement           1,115,000                                        (1,115,000)

Issuance of shares at market price for services                     24,000
Issuance of options at market value for services                   229,000

Issuance of options to purchase 500,000 shares @ $.40
   per share for services                                          425,000        (425,0000)
Amortization of deferred compensation costs                                         113,000
Issuance of shares to purchase furniture and fixtures               40,000

Issuance of shares in connection with Series C
   Preferred stock private placement

Issuance of shares at $1.25 per share                            1,998,000

Conversion of Series B preferred stock to common
Issuance of shares at market price for services                    102,000
Shares issuable at market price for services                        88,000
Net loss/comprehensive loss                                                                                       (4,736,000)
                                                              ------------   --------------   --------------   -------------

Balance, December 31, 2000                                    $ 33,873,000   $    (312,000)   $            0   $ (30,798,000)
                                                              ============   ==============   ==============   =============

                                                                  Treasury
                                                                   Stock          Total
                                                                 ----------    -----------
Balance, December 31, 1999 (brought forward)                     $        0    $ 3,222,000

Issuance of shares at $.75 per share                                               386,000
Issuance of shares at market price for service

Issuance of common stock to Equilink, LLC on exercise of cashless warrants

Shares issued of Series C convertible preferred shares
   at $100.00 per share including deemed dividend in
   connection with beneficial conversion feature
   of preferred stock                                                              799,000

Issuance of shares in connection with Series C
   preferred stock private placement investment                                    601,000

Shares issuable at $2.23 per share in connection with research and development and license Agreement

Issuance of shares at market price for services                                     24,000
Issuance of options at market value for services                                   229,000

Issuance of options to purchase 100,000 shares @$.40
   per share for services
Amortization of deferred compensation costs                                        113,000
Issuance of shares to purchase furniture and fixtures                               40,000

Issuance of shares in connection with Series C preferred stock private placement

Issuance of shares at $1.25 per share                                            2,000,000

Conversion of Series B preferred stock to common
Issuance of shares at market price for services                                    102,000
Shares issuable at market price for services                                        88,000
Net loss/comprehensive loss                                                     (4,736,000)
                                                                 ----------    -----------

Balance, December 31, 2000                                      $         0    $ 2,868,000
                                                                ===========    ===========

The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statement of Cash Flows

                                                                                                                      Period From
                                                                                       Year Ended                      Inception
                                                                                      December 31,                 (July 31, 1992)
                                                                            ---------------------------------         Through
                                                                                 2000               1999           Dec. 31, 2000
                                                                            ---------------    -------------       --------------
Cash flows from operating activities:
     Net loss                                                               $   (4,736,000)    $  (9,800,000)      $  (25,792,000)
     Adjustments to reconcile net loss to net cash used in operating activities:
             Common stock issued for services                                      214,000            22,000             816,000
             Preferred stock issued for services                                         0                 0             598,000
             Stock options issued for services                                     342,000         6,572,000           9,079,000
             Warrants issued for services                                                0         1,090,000           1,750,000
             Financing costs payable with common stock                                   0           191,000             191,000
             Loss of equity investee                                                     0           100,000             100,000
             Depreciation and amortization                                         267,000           183,000             942,000
             Changes in:
                  Prepaid expenses                                                 (12,000)            5,000             (12,000)
                  Accounts payable and accrued expenses                              8,000           156,000             596,000
                  Note receivable                                                   10,000           (10,000)                  0
                  Accounts receivable                                              (87,000)                              (87,000)
                                                                            --------------     -------------       -------------

                      Net cash used in operating activities                     (3,994,000)       (1,491,000)        (11,819,000)
                                                                            --------------     -------------       -------------

Cash flows from investing activities;

     Purchase of equipment                                                         (65,000)                0            (420,000)
     Purchase of investment                                                              0          (100,000)           (100,000)
     Proceeds from sale of equipment                                                                                      14,000
                                                                            --------------     -------------       -------------

                      Net cash used in investing activities                        (65,000)         (100,000)           (506,000)
                                                                            --------------     -------------       -------------

Cash flows from financing activities:

     Purchase of treasury stock                                                                                         (100,000)
     Proceeds from note payable to stockholders                                                      275,000           2,149,000
     Proceeds from note payable - other                                            300,000                               300,000
     Net proceeds from issuance of preferred stock                               1,400,000         1,471,000           3,569,000
     Net proceeds from issuance of common stock                                  2,711,000           355,000           8,095,000
     Loan repayment to preferred stockholder                                                                            (148,000)
     Capital lease payments                                                                                              (13,000)
     Security deposit paid                                                                            (7,000)             (7,000)
                                                                            --------------     -------------       -------------

                      Net cash provided by financing activities                  4,411,000         2,094,000          13,845,000
                                                                            --------------     -------------       -------------

Net increase in cash and cash equivalents                                          352,000           503,000           1,520,000
Cash and cash equivalents, beginning of period                                   1,168,000           665,000
                                                                            --------------     -------------       -------------

Cash and cash equivalents, end of period                                    $    1,520,000     $   1,168,000       $   1,520,000
                                                                            ==============     =============       =============


The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Cash Flows (continued)

                                                                                                                      Period From
                                                                                       Year Ended                      Inception
                                                                                      December 31,                 (July 31, 1992)
                                                                            ---------------------------------         Through
                                                                                 2000               1999           Dec. 31, 2000
                                                                            ---------------    -------------       --------------

Supplemental disclosure of cash flow information:
     Interest paid                                                          $         7,000    $       7,000       $       14,000
                                                                            ===============    =============       ==============

Supplemental disclosures of noncash investing and
     financing activities:
         Fixed assets contributed to the Company in exchange for
             Series A preferred stock                                                                              $       45,000
                                                                                                                   ==============
         Issuance of 14,391,627 common shares to
             acquire intangible assets                                                                             $       15,000
                                                                                                                   ==============
         Special distribution of 14,391,627 shares of common stock to
             stockholder in settlement of stockholder advances                                                     $      376,000
                                                                                                                   ==============
         Issuance of 7,200,000 common shares to acquire
             intangible assets                                                                                     $    1,440,000
                                                                                                                   ==============
         Issuance of Series A preferred stock and warrants in settlement
             of note payable and accrued interest                                                                  $    1,830,000
                                                                                                                   ==============

         Issuance of 1,000,000 common shares to acquire intangible assets                      $   1,000,000       $    1,000,000
                                                                                               =============       ==============
         Issuance of 100,000 common shares to acquire furniture and
             Fixtures                                                                          $      49,000       $       49,000
                                                                                               =============       ==============
         Issuance of 78,000 common shares in satisfaction of accrued
             Expenses                                                                          $      15,000       $       15,000
                                                                                               =============       ==============
         Issuance of 10,500 shares to acquire furniture and
             fixtures                                                       $        40,000                        $       40,000
                                                                            ===============                        ==============


The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
December 31, 2000

NOTE A - ORGANIZATION AND OPERATIONS

Manhattan Scientifics, Inc. (formerly Grand Enterprises, Inc. ("Grand")), and its wholly-owned subsidiary Tamarack Storage Devices, Inc. (collectively the "Company"), a development stage enterprise, operates in a single business segment as a technology incubator that seeks to acquire, develop and bring to market technologies in fields with an emphasis in the area of consumer and commercial electronics. At December 31, 2000, the Lauer Entities own approximately 45 percent of the Company's common stock (see Note F).

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

Concurrent with the Reverse Acquisition, Tamarack merged with DKY, Inc., a newly formed company. In connection with this transaction, Tamarack, as the surviving entity, obtained certain license/intellectual property assignment rights held by DKY, Inc. In addition, the Company issued 7,200,000 common shares to acquire certain intangible assets from DKY, Inc.'s stockholder valued at $1.4 million, (see Note F).

Since its inception, Tamarack, and more recently the Company, has been engaged primarily in directing, supervising and coordinating research and development efforts in the continuing development of its products and raising funds. The Company conducts its operations primarily in the United States.

There is no assurance that the Company's research and development and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve significant sales of any such products. The Company has incurred net losses and negative cash flows from operations since its inception. In addition, the Company operates in an environment of rapid change in technology and is dependent upon the services of its employees and its consultants. If the Company is unable to successfully bring its technologies to commercialization, it is unlikely that the Company could continue its business. The Company has obtained a commitment from a major stockholder to provide sufficient funds if needed to support the Company's normal operations through December 31, 2003.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
December 31, 2000


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

[8]      Advertising expenses:

         The Company expenses advertising costs which consist primarily of promotional items and print media, as incurred. Advertising expenses amounted to $35,000, $9,000, and $56,000 for the years ended December 31, 2000, 1999 and for the cumulative period July 31, 1992 (inception) through December 31, 2000.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
December 31, 2000


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (CONTINUED)

[9]      Use of estimates:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

[10]     Investment - NMXS. com, Inc.:

         The Company initially recorded its investment in NMXS.com, Inc. at cost and uses the equity method of accounting to record its share of income or loss.

[11]     Revenue recognition:

         Revenue is recognized upon delivery of the order. Contract revenues represent primarily reimbursed expenditures incurred in connection with a government research contract. The significant aspects of this contract were completed in 1997 and the Company does not expect any reimbursements beyond 1997. Amounts reimbursed represent miscellaneous other income. The Company expects to earn revenues from the sale or licensing of its products and such revenue will be recognized in accordance with the terms of the underlying agreements at the time such transactions are consummated.

[12]     Valuation of Long-Lived Assets:

         The Company evaluates the carrying value of long-lived assets to be held and used on a periodic basis. Management utilizes anticipated net cash flows to determine if impairment has occured. Based upon these evaluations, there were no adjustments to the carrying value of long-lived assets in 2000.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2000 consists of the following:


                                              Useful Lives
                                               In Years
                                              ------------

            Furniture and fixtures                  5        $ 98,000
            Computers                               5          44,000
            Equipment                               5         171,000
                                                             --------
                                                              313,000
            Less accumulated depreciation                     166,000
                                                             --------

                                                             $147,000
                                                             ========

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
December 31, 2000


NOTE D - INVESTMENT - NMXS.COM, INC.

On June 3, 1999, the Company entered into an agreement with NMXS.com, Inc. (formerly New Mexico Software, Inc., a public company) and invested $100,000 ($70,000 June 1999, $30,000 July 1999) for 5,416,300 shares of common stock which resulted in the Company owning approximately 49% of NMXS. The initial investment amount exceeded the underlying net equity by approximately $63,000. The Company treated such excess as an expense to fund the development of software.

During 1999, in connection with NMXS' transactions in its own common stock, the Company's ownership was first reduced to 31% and then in August 1999, the Company realized gains amounting to approximately $532,000 and its ownership percentage was further diluted to 28% when NMXS entered into additional capital transactions. The Company's equity in the net losses of NMXS during 1999 exceeded such gains. As a result of net losses through December 31, 1999, amounting to $632,000, including the above transactions, the Company's investment in NMXS was reduced to zero.

Similarly during 2000, the Company realized gains amounting to approximately $305,000 resulting from NMXS' capital transactions which diluted the Company's ownership interest to 26%. The Company's equity in the net losses of NMXS during 2000 exceeded such gain.

On June 24, 2000 in connection with a private placement offering, the Company delivered 100,000 shares of NMXS.com to the stockholder. The Company recognized a gain of approximately $169,000 from the transaction. Such gains were offset by operating losses amounting to $481,000 during 2000. In addition, the Company delivered an option to purchase an additional 100,000 shares of the Company's shareholdings in NMXS.com for a purchase price of $1 per share.

On July 27, 2000 the Company exchanged 5,000 shares of NMXS.com Inc. stock for the purchase of furniture & fixtures.

As of December 31, 2000, the Company owns approximately 26% of NMXS.com Inc.

The Company will not record any earnings associated with NMXS.com, Inc. until the losses not recognized during the period the equity method was suspended have been recovered. The cumulative losses in excess of the amount invested amounted to $10,000 as of December 31, 2000. In addition, per the stock purchase agreement with NMXS.com, Manhattan Scientifics provided NMXS.com with business and management advice through August 1999 without remuneration. Also, our CEO received a salary of $60,000 and a leased car from NMXS.com, Inc. as consideration for his services provided to NMXS.com, Inc.


The following is a summary of financial data regarding financial position and results of operations of NMXS.com, Inc. as of December 31, 2000 and for the year ended December 31, 2000:


         Current assts (including cash of $14,000)    $    572,000
         Furniture and equipment                           411,000
         Goodwill                                          127,000
         Other assets                                       13,000
                                                      ------------

                                                      $  1,123,000
                                                      ============

         Liabilities                                  $    334,000
         Stockholders' equity                              789,000
                                                      ------------

                                                      $  1,123,000
                                                      ============

         Revenue                                      $    756,000
                                                      ============

         Net loss                                     $ (2,271,000)
                                                      ============


NOTE E - NOTES PAYABLE

In August 2000, the Company obtained a line of credit from a financial institution in the amount of $300,000. This line of credit bears interest at the 30 day Dealer Commercial paper rate plus 2.60% (9.15% at December 31, 2000). The line of credit will terminate on July 31, 2001. As of December 31, 2000, the Company was indebted in the amount of $300,000 which includes interest for the month of December 2000. This line of credit is guaranteed by the Chief Executive Officer/stockholder of the Company. Interest expense for the year ended December 31, 2000 amounted to $5,000.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
December 31, 2000


NOTE E - NOTES PAYABLE (CONTINUED)

In August 1999, the Company borrowed $275,000 from the Chief Operating Officer/stockholder. The loan bears interest at the rate of 5.5% per annum and is due upon the earlier of 18 months or the date of a private placement raising at least $1,500,000. Repayment of the loan was extended for a three month term until June 30, 2001. The loan may be prepaid at any time. In August 1999, the Chief Operating Officer had originally delivered to the Company $275,000 to exercise options each exercisable to purchase common stock but such exercise was rescinded in August 1999 and the options have been treated as if not exercised. No shares were delivered as a result of this transaction. Interest expense for the year ended December 31, 2000 amounted to $15,000.

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

Notes to Financial Statements
December 31, 2000


NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

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

         In October 1999, issued 100,000 shares at $.49 per share to acquire furniture and fixtures that were issuable in May 1999.

         In October 1999, issued 10,000 shares at $.49 per share for consulting services that were issuable in May 1999.

         In October 1999 issued 17,269 shares at market prices for consulting services performed from April through September.

         In October 1999, exercised 100,000 options were exercised for 100,000 shares of common stock at $.20 per share.

         In December 1999, issued 1,600 shares of its common stock at $1.25 per share for services rendered.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
December 31, 2000


NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

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

         In July 2000, the Company issued 110,000 options to purchase stock at $2.25 per share for services rendered. Such options were valued using the Black-Scholes option pricing model.

         In August 2000 issued 10,000 shares of common stock in connection with the private placement offering of Series C preferred shares (completed June 2000).

         In September 2000 issued 5,500 shares of its common stock to acquire furniture and fixtures.

         In October 2000, issued 3,750 shares of common stock, at market price, for services rendered.

         In October 2000, issued 1,000 shares of common stock, at market price, for services rendered.

         On October 20, 2000, the Board of Directors of the Company authorized to increase the total number of authorized shares of common stock from 150,000,000 to 250,000,000.

         In November 2000, issued 800,050 shares of common stock at $1.25 per share in a private placement offering.

         In December 2000, issued 600,000 shares of common stock in connection with the conversion of Series B preferred shares at a rate of 1 Series B preferred share to 10 common shares.

         In December 2000, issued 50,000 shares of common stock, at market price, for services rendered.

         In December 2000, issued 800,000 shares of common stock at $1.25 per share in a private placement offering. (See Note K[4])

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
December 31, 2000


NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
December 31, 2000


NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

In June 2000, the Company authorized and issued 14,000 shares of Series C convertible, redeemable preferred stock at $100 per share. Also, in June the Company issued 14,000 units consisting of 1 share of Series C Preferred Stock and 50 shares of common stock at a unit cost of $100 per share. The Series C shares are convertible into common shares after 180 days, such conversion is based upon a formula dividing the product of the stated value of the preferred stock by the number of shares of Series C preferred stock to be converted on the date of conversion by the average closing price. The average closing price is the product of $.50 and the average closing bid price of the Company's common stock as reported by the quotation system on which the common stock is quoted, for the ten trading days immediately preceding the date that notice of conversion of the shares is furnished to the Company. In no event shall the Series C preferred stock be converted into more than an aggregate of 2,800,000 shares of common stock or less than an aggregate of 933,334 shares of common stock. For the purposes of determining the conversion ratio, the average closing price shall not be less than $.50 or greater than $1.50. The Series C shares are redeemable for the stated value of the stock at the option of the Company from time to time on or prior to 180 days from June 21, 2000.

The 2000 financial statements reflect the deemed dividend on the Series C preferred stock of $1,400,000 resulting from the beneficial conversion feature based on the quoted market price of the common stock. The amount of the deemed dividend represents the full proceeds received from the offering. The amount of the deemed dividend has been limited to the offering proceeds.

Stock Options:

The Company has elected to account for its employee stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Under APB No. 25, generally, no compensation expense is recognized in the results of operations in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the Company's stock, as of the grant date, is not more than the exercise price an employee must pay to acquire the stock as defined; however, to the extent that stock options are granted to non employees, for goods or services, the fair value of these options are included in operating results as an expense.

A summary of the Company's stock option activity and related information is as follows:


                                                                        Weighted     Number of
                                                     Number of           Average       Common
                                                      Common            Exercise       Shares
                                                      Shares              Price      Exercisable
                                                     ---------          --------     -----------
           Outstanding as of December 31, 1997                 0                                0
               Granted                                21,325,000           $.20        21,325,000
              Canceled                               (15,000,000)          $.20       (15,000,000)
                                                    ------------                    -------------
           Outstanding as of December 31, 1998         6,325,000           $.20         6,325,000
               Granted                                16,250,000           $.05        16,250,000

               Exercised                                (100,000)                        (100,000)
               Canceled                                        0                                0
                                                    ------------                    -------------

           Outstanding as of December 31, 1999        22,475,000                       22,475,000
             Granted                                     610,000           $2.25          210,000
             Canceled                                          0                                0
                                                    ------------                    -------------

           Outstanding as of December 31, 2000        23,085,000                       22,685,000
                                                    ============                    =============

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
December 31, 2000


NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

All options issued during 2000, 1999 and 1998 vested immediately except for options granted in connection with an employment agreement (See Note H[3]) and expire at various dates through 2008 and 2010.

Tamarack Storage Devices, Inc. 1992 Stock Option Plan was terminated in connection with the reverse merger transaction. All options outstanding were canceled at that time.

In 2000, the Company adopted its 2000 Stock Option Plan (the "Plan"). Under the Plan, incentive and non-qualified stock options, SAR's and restricted stock may be granted to key employees and consultants at the discretion of the Board of Directors. Any incentive option granted under the Plan will have an exercise price of not less than 110% of the fair market value of the shares on the date on which such option is granted. With respect to an incentive option granted to a Participant who owns more than 10% of the total combined voting stock of the Company or of any parent or subsidiary of the Company, the exercise price for such option must be at least 110% of the fair market value of the shares subject to the option on the date on which the option is granted. A non-qualified option granted under the Plan (i.e., an option to purchase the common stock that does not meet the Internal Revenue Code's requirements for incentive options) must have an exercise price of not less than 100% of the fair market value of the stock on the date of grant. The directors determine the vesting of the options under the Plan at the date of grant. A maximum of 30,000,000 options can be awarded under the Plan. The terms of grant permit a noncash exercise.

SAR's entitle a participant to receive a cash payment equal to the difference between the fair market value of a share of common stock on the exercise date and the exercise price of the SAR. The terms of the SAR are determined by the board of directors at the date of grant.

Awards of restricted stock are grants of shares of common stock that are subject to a restricted period during which such shares may not be sold, assigned, transferred or gifted.

On July 28, 1998 in connection with a private placement transaction, the holders of 15 million options relinquished those options. 10 million of such options were recast as warrants to purchase shares of the Company's common stock at an exercise price of $.05 per share and given to a third party as a portion of the consideration for the private placement. No value such was ascribed to the 10 million warrants as they have deemed to be issued in connection with the private placement. The remaining 5 million options were also recast as warrants to purchase shares of the Company's common stock at an exercise price of $.05 per share and given to the original option holders. The in the money feature of such options amounted to $1,100,000 and was recorded as compensation and was classified in general and administrative expense in the statements of operations for the year ended December 31, 1998. The incremental fair value associated with those warrants was computed using the Black-Scholes option pricing model which approximated $115,000. On May 6, 1999, 500,000 options were repriced to $.05 which were previously granted at $.20 on January 8, 1998 to a director of the Company. The in the money feature of such options amounted to $220,000 and was recorded as compensation and was classified in general and administrative expense in the statement of operations for the year ended December 31, 1999.

Disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation are shown below.

The following table summaries the pro forma operating results of the Company had compensation costs for the stock options and warrants granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.


                                                     2000             1999
                                                ------------      -------------
     Pro forma net loss attributable to
       common shareholders                      $ (6,188,000)     $ (11,914,000)
                                                ============      =============

     Pro forma basic and diluted loss
       per share                                    (.06)            $(.12)
                                                    =====            ======

For the purpose of the above pro forma information, the fair value of these options was estimated at the date of grant using the Black-Scholes option pricing mode. The weighted average fair value of the options granted during 2000 and 1999 was $1.23 and $.48 respectively. The following weighted-average assumptions were used in computing the fair value of option grants for 2000 and 1999 weighted-average risk-free interest rate of 6.22% and 5.53%; zero dividend yield; volatility of the Company's common stock of 137% and 129% and an expected life of the options of ten years.

The fair value of the options issued during 2000 and 1999 with an exercise price below the market price approximated $617,000 and 6,160,000, respectively.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
December 31, 2000


NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

Exercise prices and weighted-average contractual lives of stock options outstanding as of December 31, 2000 are as follows:

                                       Options Outstanding                           Options Exercisable
                         ----------------------------------------------       --------------------------------
                                             Weighted
                                             Average          Weighted                                Weighted
                                            Remaining          Average                                 Average
      Exercise                  Number     Contractual        Exercise           Number               Exercise
       Price                Outstanding       Life              Price         Exercisable               Price
     ----------             -----------    -----------        ---------       -----------             ---------
       $  .05               16,200,000         8.4              $  .05        16,200,000               $  .05
       $  .20                6,275,000         7.7              $  .20         6,275,000               $  .20
       $  .40                  500,000         9.7              $  .40           100,000               $  .40
       $ 2.25                  110,000         6.5              $ 2.25           110,000               $ 2.25

Warrants:

The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2000:

Outstanding as of December 31 1997                   0
Issued                                      17,750,000      $.16
                                            ----------
Outstanding as of December 31, 1998         17.750,000
Converted into stock options                (2,500,000)     $.05
                                            ----------
Outstanding as of December 31, 1999         15,250,000
Converted into common stock                 (2,000,000)     $.75
                                            ----------
Outstanding as of December 31, 2000         13,250,000
                                            ==========

                             Number of         Exercise     Contractual     Number of Shares
            Date             Warrants            Price         Life           Exercisable
       ---------------       ----------        --------     -----------     ----------------
       January 8, 1998          750,000          $.10        10 years             750,000

       July 28, 1998         12,500,000          $.05        10 years          12,500,000
                             ----------                                     -------------

                             13,250,000                                         13,250,000
                             ==========                                     ==============

On May 6, 1999, 2,500,000 warrants held by the Chief Executive Officer were converted into 2,500,000 options.

In January 2000, the Company issued 1,076,923 shares of common stock, pursuant to the July 28, 1999 exercise of warrants by Equilink, LLC.

NOTE G - INCOME TAXES

There is no provision (benefit) for federal, state or local income taxes for the periods ended December 31, 2000 and 1999, since the Company has incurred net operating losses.

The Company's deferred tax asset as of December 31, 2000 represents benefits from equity related compensation charges and net operating loss carryforwards of approximately $4,228,000 and $3,143,000, respectively which is reduced by a valuation allowance of approximately $7,371,000 since the future realization of such tax benefit is not presently determinable.

As of December 31, 2000, the Company has a net operating loss carryforward of approximately $17,616,000 expiring in 2008 through 2020 for federal income tax purposes and 2004 for state income tax purposes. As a result of ownership changes, internal revenue code Section 382 limits the amount of such net operating loss carryforward available to offset future taxable income to approximately $7,967,000 in the aggregate.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
December 31, 2000


NOTE G - INCOME TAXES (CONTINUED)

The difference between the statutory federal income tax rate applied to the Company's net loss and the Company's effective income tax rate for the years ended December 31, 2000 and 1999 is summarized as follows:

                                                            Year Ended
                                                              Ended
                                                           December 31,
                                                ------------------------------
                                                  2000                  1999
                                                -------                -------
      Statutory federal income tax rate          34.0 %                  34.0 %
      Increase in valuation allowance           (34.0)%                 (34.0)%
                                                -----                   -----

                                                  0.0 %                   0.0 %
                                                 ====                    ====


NOTE H - COMMITMENTS

[1]      License and development agreements:

         In March 1997, the Company entered into a Cooperative Research and Development Agreement (the "CRADA Agreement") with the Regents of the University of California to develop a polymeric based recording media that will satisfy all of the requirements for a holographic media storage device. The work was to be completed within 25 months from the original date of execution. Each party had the first option to retain title to any subject inventions made by its employees during the work under this agreement. The agreement provided that the Company's contribution to funding will be $264,000. The CRADA research and development expenses charged to the statement of operations for the year ended December 31, 1999 and for the cumulative period
         July 31, 1992 through December 31, 1999 amounted to $29,000 and $83,000, respectively. This agreement terminated in 1999.

         On January 11, 1998, the Company entered into a research and development agreement with Energy Related Devices, Inc. ("ERDI") (See
         Note I). The term of the agreement is for the later of three years from the commencement date as defined in the agreement or the delivery of a prototype suitable for commercial sale or license regarding the fuel cell product defined in the agreement. The Company is obligated to fund up to $1 million in accordance with certain milestones as defined in the agreement. Upon the delivery of a prototype suitable for commercial sale or license regarding the fuel cell product, the Company's obligation will be to pay ERDI $10,000 per month until the Company funds or determines not to fund the research and development of ERDI's solar cell invention. Through December 31, 2000, the Company has provided $1,685,000 to ERDI for research and development activities including $655,000 during the year ended December 31, 2000. In addition, the Company is providing for key-man life insurance coverage on the primary stockholder of ERDI.


         In August 1999, the Company entered into a license option agreement with the Regents with the University of California for Cyclodextrin Polymer Separation materials. The agreement grants the Company an exclusive option to negotiate an exclusive world-wide license under University's patent rights. The initial term expired on February 29, 2000 and was extended for a second term to February 28, 2001. The Company decided not to renew the license option agreement beyond February 28, 2001. The Company paid $10,000 in 1999 and 2000.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
December 31, 2000


NOTE H - COMMITMENTS (CONTINUED)

         On March 7, 2000, the Company entered into a license option agreement with a third party for nanoporous polymer molecular filter technologies. The agreement grants the Company an exclusive option to negotiate an exclusive world-wide license under the third party's patent rights. The initial term expired on September 15, 2000 and was renewed for an additional six months. The Company paid $10,000 to execute the license option agreement and another $10,000 for its renewal. The Company has decided not to renew the agreement.

         In June 2000, the Company entered into agreements with Novint Technologies, Inc. to exclusively and perpetually license a development stage computer software technology on a worldwide basis, to fund the continuing research and development of such technology, and to exchange certain securities (subject to return provisions), among other things. As of December 31, 2000, the Company has funded $700,000 of an initial commitment of $1.5 million toward research and development of the technology, pursuant to a milestone timetable. It is intended that additional research and development not covered by the initial $1.5 million commitment, if any, will be funded primarily out of certain royalties payable by the Company to the third party, or, to the extent that such royalties are insufficient, from additional financings by the Company. The Company believes that it is premature to offer any assessment as to the ultimate commercial viability of any products that might be derived from this technology should it be successfully developed.

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

         200,000 of such options are subject to conditional vesting and are not currently exercisable. The vesting of these options is based upon the attainment of certain milestones as follows; 50,000 options upon successful testing and acceptance by a third party of the holographic storage media; 50,000 options upon commencement of commercial production of devices incorporating holographic storage media; 100,000 options upon attainment of $250,000 of gross revenues resulting from sales of devices incorporating the holographic storage media. These options will result in charges to operations if the criteria for vesting are attained. The measurement date will be determined based upon the vesting.

[3]      Employment agreement:

         On August 30, 1999, the Company entered into an employment and noncompetition agreement with an individual to provide research related activities. The term of the agreement was for one year commencing on September 1, 1999 and was renewed. The agreement allows for four one year renewal options unless terminated by either party. The employment agreement was renewed for an additional year effective September 1, 2000. Base salary is $90,000 per annum with available additional cash compensation as defined in the agreement. In addition, the employee received stock options to purchase 500,000 shares of common stock at $.40 per share. The market price of the Company's common shares was $1.25 per share on the date of grant. The total intrinsic value of such options approximated $425,000. In accordance with the agreement, 100,000 options vest each year on the anniversary date. The charge for the 100,000 options that vested during 2000 approximated $113,000.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
December 31, 2000


NOTE H - COMMITMENTS (CONTINUED)

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

         In conjunction with the above, the Company entered into a three year research and development agreement with Novars with automatic one year renewals unless terminated by either party. In accordance with this agreement, the Company advanced $200,000 in August 1999. The Company has amended the research and development agreement to provide for additional funding based on a milestone timetable, as of December 31, 2000 the Company has funded an additional $1,210,000.

[5]      Leases:

         The Company is obligated under two separate operating leases for office space located in Los Alamos, New Mexico and New York City. Both leases expire in 2001. The Company received reimbursement of $66,000 against rent charges for the year ended December 31, 2000 from a private company owned by the Chief Executive Officer and a compnay owned by a stockholder. Rent expense charged to operations was approximately $35,000 net of reimbursements for the year ended December 31, 2000 and $16,000 for the year ended December 31, 1999. Minimum future rental payments under these leases is $75,000 through 2001.


NOTE I - RELATED PARTY TRANSACTIONS

The law firm of one director received $157,000 and $83,000 in compensation for legal services rendered to the Company during the years ended December 31, 2000 and 1999.

The accounting firm of one of our directors received $120,000 and $29,000 in compensation for accounting services rendered to the Company during the years ended December 31, 2000 and 1999.

During 1999 the partners of one director received an aggregate of 200,000 options to purchase Company common stock at $.05 per share as consideration for the director's reduced availability to attend to partnership duties. Such options were valued at $330,000 using the Black-Scholes option pricing model and was recorded as a charge to statement of operations in 1999.

During 2000, NMXS.com, Inc. paid our CEO a yearly salary of $60,000 and leased a car for our CEO as consideration for his services.

During 1998, the Company entered into a research and development agreement with Energy Related Devices, Inc. ("ERDI"), ERDI is majority-owned by a shareholder of the Company (see Note H[1]).

NOTE K - SUBSEQUENT EVENTS

1. Related Party

On February 20, 2001, the Company entered into a stock swap agreement with NMXS.com. The agreement provides for the exchange of 150,000 restricted shares of the Company's common stock for 1,500,000 cashless assignable warrants to purchase NMXS.com shares, at a exercise price of $.50 per share.

On January 2, 2001, a director of the Company exercised 75,000 options on a cashless basis into 73,064 shares of common stock. In addition, on January 8, 2001, the same director was granted an additional 200,000 options at a exercise price of a $1.25 per option.

2. Common Stock:

In March 2001, the Company issued 150,000 shares of common stock at $.67 per share to one accredited investor in a private placement offering.

During January and February 2001, two stockholders of Series B preferred stock converted 66,666 shares into 666,660 shares of the Company's common stock.

3. Other

In February 2001, the Company entered into a marketing and management consulting agreement. In connection with the agreement, the consulting firm will receive a 13% commission for capital raises payable as 3% in cash and 10% in stock. The term of the agreement is for one year plus a one year automatic renewal. In March 2001, the Company issued 200,000 shares of Common Stock to the same consulting firm, in lieu of cash, as compensation for services rendered and to be rendered.

4. Warrants

In March 2001, the Company entered into a stock purchase warrant agreement to an existing stockholder. The agreement allows the stockholder to purchase a variable quantity of common stock (between 200,000 and 1,000,000 shares) at a variable strike price (between $.01 and $1.25) based upon market share price formula at time of exercise. (See Note F)

Item 8.  Changes in and Disagreements with Accountants

         None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The names, ages and biographical information of each of our directors and executive officers as of March 1, 2001 are set forth below. There are no existing family relationships between or among any of our executive officers or directors.

                 Name                              Age                                Position
                 ----                              ---                                --------

     Marvin Maslow                                 63             Chairman of the Board and Chief Executive
                                                                  Officer since January 1998

     Jack Harrod                                   59             Chief Operating Officer since August 1998

     Scott L. Bach                                 38             Director and Secretary since January 1998

     David A. Teich                                44             Director since May 1999 and Treasurer since
                                                                  December 2000

         Marvin Maslow has served as our chief executive officer and chairman of the Board since January 1998. From June 1990 through September 1996, Mr. Maslow served as chief executive officer of Projectavision, Inc., a company he co-founded to develop and market video projection technology. Since November 1996, Mr. Maslow has served as chief executive officer and chairman of the board of Tamarack Storage Devices, Inc., our wholly-owned subsidiary. Since August 1999, Mr. Maslow has also served as a director of NMXS.com, Inc., a company in which we own approximately 27% of the outstanding common stock. Since June, 2000, Mr. Maslow has also served as a director of Novint Technologies, Inc., a company in which we own approximately 44%. For more than 20 years, Mr. Maslow has been President of Normandie Capital Corp., a private investment and consulting company. Mr. Maslow received an A.A.S. degree from the Rochester Institute of Technology in 1957.

         Jack Harrod has served as our chief operating officer since August 1998. From November 1966 to March 1988, Mr. Harrod held a variety of executive positions at Texas Instruments, including executive vice president. Mr. Harrod received a B.S. in Electrical Engineering from the College of Engineering, University of Arkansas in 1964. Mr. Harrod generally spends all of his working time on our affairs.

         Scott L. Bach has served as our director and secretary since January 1998. Since November 1996, Mr. Bach has served as secretary and director of Tamarack Storage Devices, Inc., our wholly-owned subsidiary. Since August 1999, Mr. Bach has also served as a director of NMXS.com, Inc., and since June, 2000, he has served as a director of Novint Technologies, Inc. In 1995, Mr. Bach founded Bach & Associates, a law firm specializing in commercial matters. From 1988 to 1995, he was associated with the law firm of Robinson Silverman Pearce Aronsohn & Berman. From 1987 to 1988, he was associated with the law firm of Zalkin, Rodin & Goodman. Mr. Bach received a B.A. from Queens College, City University of New York in 1984 and a J.D. from Hofstra Law School in 1987.

         David A. Teich has served as our director since May 1999 and Treasurer since December 2000. Mr. Teich is the managing partner of Teich, Beim & Moro, P.C. Since January 1999, Mr. Teich's accounting firm has acted as our internal controller. Mr. Teich graduated with a B.B.A. degree from Pace University in 1979, became a certified public accountant in 1982, and has been employed by his firm in various capacities, including accountant, manager, partner and managing partner since 1977.

         The term of office of the directors is one year, expiring on the date of the next annual meeting of stockholders and thereafter until their respective successors shall have been elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely upon a review of Forms 3 and 4 furnished to us pursuant to Rule 16a-3(e) and statements from directors and executive officers that no report on Form 5 is due, no reporting person failed to file reports required under Section 16(a) of the Exchange Act of 1934, as amended, with respect to our securities.

Item 10. Executive Compensation

Summary of Cash and Certain Other Compensation

         The following tables set forth all compensation awarded by us to our officers and directors of for the fiscal years ended December 31, 1998, 1999 and 2000.

                                                         SUMMARY COMPENSATION TABLE

- ----------------------------------------------------------------------------- ------------------------------------------------------
                            Annual Compensation                                                Long Term Compensation

                                                                                       Awards                     Payouts
- ----------------------------------------------------------------------------- ------------------------------------------------------
Name                Title             Year    Salary   Bonus   Other Annual   Restricted
                                                               Compensation   Stock           Options
                                                                              Awarded         SARs             Payouts Compensation
- ------------------- ------------------------- ---------------- -------------- ------------------------------------------------------
Marvin Maslow       Pres.,            1998    $0       $0      $30,000(1)     -0-              2.5mm(4)        -0-      -0-
                    CEO               1999    $0       $0      $69,195(2)     -0-             12.5mm           -0-      -0-
                    Chairman          2000    $0       $0      $109,788(3)    -0-             -0-              -0-      -0-
- ------------------- ------------------------- ---------------- -------------- ------------------------------------------------------
Jack Harrod         COO               1998    $0       $0      $ 8,000(5)     -0-              2.75mm(6)       -0-      -0-
                                      1999    $0       $0      $48,000        -0-             -0-              -0-      -0-
                                      2000    $0       $0      $48,000        -0-             -0-              -0-      -0-
- ------------------- ------------------------- ---------------- -------------- ------------------------------------------------------
Scott L. Bach       Secretary,        1998    $0       $0           $0        -0-             500k(8)          -0-      -0-
                    Director          1999    $0       $0           $0        40,000(7)       500k             -0-      -0-
                                      2000    $0       $0           $0        -0-             -0-              -0       -0-
- ------------------- ------------------------- ---------------- -------------- ------------------------------------------------------
David A. Teich      Treasurer,        1998    $0       $0           $0        -0-             -0-              -0-      -0-
                    Director          1999    $0       $0           $0        -0-             500k(9)          -0-      -0-
                                      2000    $0       $0           $0        -0-             -0-              -0       -0-
- ------------------- ------------------------- ---------------- -------------- ------------------------------------------------------

- -----------------------

(1) Throughout 1998, we granted Mr. Maslow a monthly non-acountable expense allowance of $2,500 per month and granted a non-accountable expense allowance in the aggregate of $8,000 to Mr. Harrod. Commencing in January 1999 and throughout 2000, we increased the allowance to Mr. Maslow and Mr. Harrod at the uniform rate of $4,000 each per month, exclusive of reimbursable accountable expenses.

(2) Includes $20,000 of salary and a car allowance of $1,195 paid by New Mexico Software, Inc. and the non-accountable expense allowance referred to in footnote 1 above.

(3) Includes $56,988 of salary, a car allowance of $4,800 paid for by New Mexico Software, Inc. and the non-accountable expense allowance referred to in footnote 1 above.

(4) On January 8, 1998, Mr. Maslow was granted 7.5 million options at a 20 cent exercise price. In connection with a private placement to a third party in July 1998, Mr. Maslow relinquished these options. Five million of these options were recast as warrants to purchase shares of our common stock at a 5 cent exercise price and given to the third party as a portion of the consideration for the private placement. The remaining 2.5 million of these options were also recast as warrants at a 5 cent exercise price and given to Mr. Maslow. On May 6, 1999, (1) Mr. Maslow's 2.5 million warrants were recast as 2.5 million options at an exercise price of 5 cents per share, and (2) we granted Mr. Maslow 12.5 million additional options at an exercise price of 5 cents per share. At that time, it was determined that the duration of all of Mr. Maslow's options, 15 million in the aggregate, would be 10 years from May 6, 1999, and that the options would be exercisable within 90 days, "cashless" and assignable. In November 2000, Mr. Maslow transferred options to purchase 1,300,000 shares of our common stock.

(5)   See footnote 2 above.

(6) Mr. Harrod's options were granted on August 10, 1998 at an exercise price of 20 cents per share, and with a duration of 10 years.

(7) Represents 40,000 shares of common stock of New Mexico Software, Inc. awarded by New Mexico Software, Inc. to Mr. Bach as compensation for his services as director of New Mexico Software, Inc.

(8) On January 8, 1998, Mr. Bach was granted 500,000 options for his services as a director of ours at an exercise price of 20 cents per share. These options were recast at an exercise price of 5 cents per share on May 6, 1999. On May 6, 1999, Mr. Bach was granted 500,000 additional options for his services as an officer of ours, at the exercise price of 5 cents per share. At that time, it was determined that the duration of all of Mr. Bach's options, 1 million in the aggregate, would be 10 years from May 6, 1999, and that the options would be "cashless" and assignable.

(9) On May 6, 1999, Mr. Teich was granted 500,000, "cashless," assignable options for his services as a director of ours, at the exercise price of 5 cents per share, and having a during of 10 years from May 6, 1999. On January 2, 2001, Mr. Teich exercised 75,000 options.

Compensation of Directors and Officers

         Our officers and directors do not presently receive any cash compensation from us for their service as officers and/or directors, except for equity in the form of stock options in lieu of cash, at the discretion of our Board of Directors. Our officers and/or directors who are uncompensated full time employees of ours, Messrs. Maslow and Harrod, each presently receive a $4,000 per month non-accountable expense allowance.

Employment Agreements

         We currently have no employment agreements with our officers or directors. On September 1, 1999, we entered into a one-year employment agreement, as amended on September 15, 1999, with Robert E. Hermes, Ph.D., our Senior Staff Scientist, which was automatically renewed for an additional one-year period on September 1, 2000. Unless either party provides notice to the other of their intention not to renew the agreement, Mr. Hermes' employment will extend until September 2004. Mr. Hermes receives an annual salary of $117,500 and is eligible to receive 500,000 stock options, which vest over a five-year period, in part subject to the discretion of our Board of Directors.

Board of Directors Interlocks and Insider Participation in Compensation
Decisions

         Mr. Maslow, our director and chief executive officer, participated in deliberations of the Board concerning officer compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of the date of this Form 10K-SB, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned. Share ownership in each case includes shares issuable upon exercise of options exercisable within 60 days after March 1, 2001 for purposes of computing the percentage of common stock owned by such person but not for purposes of computing the percentage owned by any other person.

                                                                                             Percentage of
                                                                   Number of                  Outstanding
                                                                    Shares                       Shares
                                                                 Beneficially                 Beneficially
Name and Address                                                    Owned                        Owned
- ----------------                                                    -----                        -----

Marvin Maslow (1).......................................           13,700,000                    11.5%
c/o Manhattan Scientifics, Inc.
641 Fifth Avenue, Suite 36F
New York, New York 10022

Robert Hockaday (2).....................................
c/o Manhattan Scientifics, Inc.                                     6,953,000                     6.6%
641 Fifth Avenue, Suite 36F
New York, New York 10022

Scott L. Bach (3).......................................            1,090,000                      *
c/o Manhattan Scientifics, Inc.
641 Fifth Avenue, Suite 36F
New York, New York 10022

Jack Harrod (4).........................................            4,750,000                     4.4%
c/o Manhattan Scientifics, Inc.
641 Fifth Avenue, Suite 36F
New York, New York 10022

David A. Teich (5)......................................              648,064                      *
Teich, Beim & Moro, P.C.
Two Executive Boulevard, Suite 103
Suffern, New York 10901

Lancer Management Group, LLC (6)........................           33,895,512                    32.1%
375 Park Avenue, Suite 2006
New York, New York  10152

Lancer Management Group, II, LLC (7)....................           22,000,000                    19.0%
375 Park Avenue, Suite 2006
New York, New York  10152

Lancer Offshore, Inc. (8)...............................           28,250,000                    26.8%
375 Park Avenue, Suite 2006
New York, New York  10152

Michael Lauer (9).......................................           55,895,512                    48.3%
375 Park Avenue, Suite 2006
New York, New York  10152

All executive officers and directors as a group                    20,188,084                    16.3%
(4 persons).............................................

- ------------------

*    Less than 1%.

(1) Consists of options that are immediately exercisable to purchase 13,700,000 shares of Common Stock at a price of $0.05 per share. In November 2000, Mr. Maslow transferred options to purchase 1,300,000 shares of our common stock.

(2) Mr. Hockaday, an independent contractor, is not an employee, executive officer or director of ours.

(3) Consists of 100,000 shares of Common Stock and options that are immediately exercisable to purchase 990,000 shares of Common Stock at a price of $0.05 per share. In November 2000, Mr. Bach gifted options to purchase 10,000 shares of Common Stock to a third party.

(4) Consists of 2,000,000 shares of Common Stock and options that are immediately exercisable to purchase 2,750,000 shares of Common Stock at a price of $0.20 per share.

(5) Consists of 23,064 shares of Common Stock; options that are immediately exercisable to purchase 425,000 shares of Common Stock at a price of $0.05 per share; and options, which were granted on January 8, 2001 and may be exercised on April 8, 2001, to purchase 200,000 shares of Common Stock at a price of $1.25 per share.

(6) Consists of the following shareholders of record: Lancer Offshore, Inc. (28,250,000 shares), Lancer Offshore Fund (2,150,000), Viator Fund Ltd. (750,000 shares), Michael Lauer (2,245,512 shares), and The Orbiter Fund (500,000 shares). Michael Lauer is the Managing Member of Lancer Management Group, LLC. Lancer Management Group, LLC has voting and dispositive power over the shares held by the business entities listed above, and is thus deemed the beneficial owner thereof.

(7) Consists of 12,000,000 shares of Common Stock and warrants to purchase 10,000,000 shares of Common Stock that are exercisable at a price of $0.05 per share held by Lancer Partners, L.P. Lancer Management Group II, LLC has voting and dispositive power over these shares and thus is deemed the beneficial owner thereof. Michael Lauer is the managing member of Lancer Management Group II, LLC.

(8) Lancer Management Group, LLC has voting and dispositive power over these shares and thus is deemed the beneficial owner thereof.

(9) Consists of shares beneficially owned by Lancer Management Group, LLC and Lancer Management Group II, LLC, in addition to shares held in Mr. Lauer's name. As the managing member of Lancer Management Group LLC and Lancer Management Group II, LLC, Mr. Lauer has voting and dispositive power over there shares and thus may be deemed the beneficial owner thereof.

Item 12. Certain Relationships and Related Transactions

         One-half of our annual rent of $60,000 in New York is paid by Normandie Capital Corp., a company owned by Mr. Maslow, our chief executive officer. Forty thousand dollars of our annual rent of $47,000 for our executive offices in Los Alamos, New Mexico is paid by Energy Related Devices, Inc., one of our stockholders.

         On January 19, 2001, Lancer Management Group, LLC, the beneficial owner of 32.1% of the outstanding shares of our common stock, indicated its willingness to advance funds, on an as-needed basis, to continue our operations through December 31, 2003, upon reasonable terms and conditions to be agreed.

         In August 1999, the Orbiter Fund, a stockholder and an affiliate of our largest stockholder, provided us with a loan in the principal amount of $500,000. Such loan bore interest at an annual rate of 13.5% and was repaid in October 1999.

         In October 1999, we borrowed $500,000 from the Peters Corporation, one of our stockholders. The loan, which bore interest at a rate per annum equal to Citicorp prime plus 1%, was repaid on December 19, 1999. In connection with this loan, we issued the Peters Corporation 150,000 shares of common stock.

         NMXS.com, Inc. pays Mr. Maslow, our chief executive officer, an annual salary of $56,988 and leases a car for his use as consideration for his services.

         Bach & Associates, a law firm of which Mr. Bach, our secretary and director, is the sole proprietor, received $83,100 and $157,000 in 1999 and 2000, respectively, as compensation for legal services rendered to us.

         Teich, Beim & Moro, P.C., an accounting firm in which Mr. Teich, our treasurer and a director, is a principal, received $29,000 and $120,000 in 1999 and 2000, respectively, as compensation for accounting services rendered to us.

         On August 8, 1999, we borrowed $275,000 from Jack Harrod, our chief operating officer. The loan bears interest at an annual rate of 5.5% and is due June 30, 2001. We may prepay the loan at any time, in whole or in part, without penalty.

Item 13. Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit
Number            Description of Exhibit
- ------            ----------------------

2.1               Agreement and Plan of Reorganization (1)

2.2               Agreement and Plan of Merger (1)

2.3               Certificate of Incorporation (1)

2.4               Amendment to Certificate of Incorporation (1)

2.5               Series C Preferred Stock Certificate of Designations

2.6               Bylaws (1)

4.1               Specimen Common Stock Certificate (1)

10.1 License/Assignment Agreement with Robert (b) Glenn Hockaday, and DKY, Inc. (1)

10.2              Research and Development Agreement with Energy Related
                  Devices, Inc. (1)

10.3 Letter Agreement with Energy Related Devices, Inc. and Robert Glenn Hockaday (1)

10.4 Intellectual Property Assignment and Research and Development Agreement with Novars Gesellschaft fur neue Technologien GmbH
                  (1)

10.5              License Option Agreement with The Regents of the University of
                  California (1)

10.6              Lease of Executive Offices (1)

10.7              Lease of New Mexico Facilities (1)

10.8              1998 Stock Option Plan (1)

10.9              Employment Agreement with Robert Hermes (1)

10.10             Agreement with Stanton Crenshaw Communications (1)

10.11             Agreement with Equilink (1)

10.12 Stock Purchase Agreement between Manhattan Scientifics, Inc., Projectavision, Inc., and Lancer Partners, L.P. (2)

10.13             License Option Agreement with Mr. Edward Vanzo (3)

10.14             2000 Stock Plan

21.1              List of Subsidiaries (3)


(1) Incorporated by reference to the registrant's Form 10-SB filed with the Securities and Exchange Commission on December 8, 1999.

(2) Incorporated by reference as Amendment No. 2 to the registrant's Form 10-SB filed with the Securities and Exchange Commission on February 9, 2000.

(3) Incorporated by reference to Amendment No. 3 to the registrant's Form 10-SB filed with the Securities and Exchange Commission on March 29, 2000.

(4) Incorporated by reference to the registrant's Form 10-QSB filed with the Securities and Exchange Commission for the period ended June 30, 2000.

(5) Previously filed.

(b) Reports on Form 8-K

         We did not file any reports on Form 8-K during the fourth quarter of 2000.

                                   SIGNATURES

         In accordance with Section 14 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MANHATTAN SCIENTIFICS, INC.

Dated:   March 30, 2001                By:  /s/  Marvin Maslow
                                            -----------------------------------
                                            Marvin Maslow
                                            President, Chief Executive Officer,
                                            Chairman of the Board

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                      Title of Capacities                    Date
                  ---------                      -------------------                    ----
        /s/ Marvin Maslow               President, Chief Executive              March 30, 2001
        ---------------------------     Officer, Chairman of the Board
             Marvin Maslow

        /s/ Scott L. Bach               Director, Secretary                     March 30, 2001
        ---------------------------
             Scott L. Bach

        /s/ David A. Teich              Director, Treasurer                     March 30, 2001
        ---------------------------
             David A. Teich