Form 10QSB
period 2001-03-31
MANHATTAN SCIENTIFICS INC
filed 2001-05-15
CIK 1099132

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

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

           The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2001 was as follows: 106,368,258 shares of Common Stock, 118,499 shares of Series B Preferred Stock, and 14,000 shares of Series C Preferred Stock.

           Transitional Small Business Disclosure Format:    YES /_/  NO /X/

                                     PART I

Item 1.    Financial Statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Balance Sheet
March 31, 2001
(Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                                              $    477,000
   Accounts receivable                                                                          87,000
   Prepaid expenses                                                                            229,000
                                                                                          ------------

     Total current assets                                                                      793,000
                                                                                          ------------

Property and equipment, net                                                                    143,000
Patents, net                                                                                 1,850,000
Security deposit                                                                                 7,000
                                                                                          ------------

                                                                                          $  2,793,000
                                                                                          ============

LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses                                                  $    389,000
   Note payable to stockholder                                                                 275,000
   Note payable - other                                                                        296,000
                                                                                          ------------

     Total current liabilities                                                                 960,000
                                                                                          ------------

Commitments

STOCKHOLDERS' EQUITY
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525
   Shares; issued and outstanding - none
Series B convertible, authorized 250,000 shares; 118,499 shares issued and outstanding
Series C convertible, redeemable, authorized 14,000 shares; 14,000 shares issued and outstanding
Common, authorized 250,000,000 shares, 106,368,258 shares issued,
   and outstanding, 656,890 shares issuable                                                    105,000
Additional paid-in capital                                                                  34,849,000
Deferred compensation                                                                         (291,000)
Deficit accumulated during the development stage                                           (32,830,000)
                                                                                           -----------

     Total stockholders' equity                                                              1,833,000
                                                                                          ------------

                                                                                          $  2,793,000
                                                                                          ============

The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Operations
(Unaudited)

                                                                                            Period From
                                                                                             Inception
                                                              Three Months Ended           (July 31,1992)
                                                                  March 31,                   Through
                                                             2001           2000           March 31, 2001
                                                         -------------   -----------       -------------

Revenues                                                 $           0   $         0       $     250,000
                                                         -------------   -----------       -------------

Operating costs and expenses:
   Salaries and employee benefits                                3,000                         4,432,000
   Consulting fees                                             203,000                         6,515,000
   Materials and supplies                                                                        987,000
   General and administrative                                  841,000       346,000          12,947,000
   Rent and utilities                                           14,000         4,000             591,000
   Research and development                                    973,000       644,000           5,689,000
                                                         -------------  ------------    ----------------

     Total operating costs and expenses                      2,034,000       994,000          31,161,000
                                                         -------------  ------------    ----------------

Loss from operations before other income and (expenses)     (2,034,000)     (994,000)        (30,911,000)

Other income and (expenses):
   Contract revenue                                                                            3,602,000
   Interest and other expense                                  (10,000)       (3,000)           (578,000)
   Interest income                                              12,000        16,000             163,000
   Loss of equity investee                                                                      (100,000)
                                                         -------------  ------------    ----------------

Net loss attributable to common shareholders             $  (2,032,000) $   (981,000)      $ (27,824,000)
                                                         =============  ============       =============

Basic and diluted loss per share:
   Weighted average number of common shares
     outstanding                                           106,232,000   101,315,000
                                                           ===========  ============

   Basic and diluted loss per share                         $(.02)          $(.01)
                                                            ======          ======



The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity (Capital Deficiency)
(Notes A and F)
For the Cumulative Period From July 31, 1992 (Inception) Through March 31, 2001 (Unaudited)


                                                                                Preferred Stock
                                                                                $.001 Par Value
                                                                              -------------------             Common Stock
                                                            Series A               Series B                  $.001 Par Value
                                                            Preferred         -------------------       -------------------------
                                                              Stock            Shares    Amount           Shares          Amount
                                                            ---------         --------  ---------       ----------     ----------

Initial issuance of shares to founders on contribution
    of intangible assets at historic cost basis                                                         14,391,627        $ 14,500
Additional founders' contribution
Issuance of 1,037,000 shares of Series A preferred
    Stock, net of issuance costs                             $ 10,000
Net loss
                                                            ---------                                   ----------      ----------

Balance, March 31, 1993                                        10,000                                   14,391,627          14,500
Issuance of shares to investor at approximately
    $.21 per share                                                                                      14,391,627          14,500
Issuance of shares on exercise of options                                                                  479,720           1,000
Services performed in exchange for Series A
    Preferred stock issued in fiscal 1993
Net loss
                                                            ---------                                   ----------      ----------

Balance, March 31, 1994                                        10,000                                   29,262,974          30,000
Services performed for Series A preferred stock
    issued in fiscal 1993
Issuance of shares at approximately $.52 per share                                                         345,399
Net loss
                                                            ---------                                   ----------      ----------

Balance, December 31, 1994                                     10,000                                   29,608,373          30,000
Issuance of 163,000 shares of Series A
    Preferred stock                                             2,000
Write-off of amounts receivable from stockholders
Net loss
                                                            ---------                                   ----------      ----------

Balance, December 31, 1995                                     12,000                                   29,608,373          30,000
Issuance of shares upon exercise of option for
    $15,000                                                                                             14,391,627          14,000
Net loss
                                                            ---------                                   ----------      ----------

Balance, December 31, 1996                                     12,000                                   44,000,000          44,000
Purchase and retirement of 1,200,000 shares of
    Series A preferred stock                                  (12,000)
Purchase of 7,195,814 treasury shares of common
    stock for $15,000
Net loss/comprehensive loss
                                                            ---------     ---------   ---------         ----------      ----------

Balance, December 31, 1997 (carried forward)                        0             0           0         44,000,000          44,000

                                                                                          Deficit
                                                                          Amounts       Accumulated
                                                           Additional    Receivable     During the
                                                            Paid-in         From        Development      Treasury
                                                            Capital     Stockholders       Stage          Stock         Total
                                                         ------------  --------------  --------------  ------------  ------------

Initial issuance of shares to founders on contribution
    of intangible assets at historic cost basis           $       500                                                $     15,000
Additional founders' contribution                              40,000  $      (40,000)                                          0
Issuance of 1,037,000 shares of Series A preferred
    Stock, net of issuance costs                            1,020,000        (286,000)                                    744,000
Net loss                                                                               $    (543,000)                    (543,000)
                                                         ------------  --------------  --------------               -------------

Balance, March 31, 1993                                     1,060,500        (326,000)      (543,000)                     216,000
Issuance of shares to investor at approximately
    $.21 per share                                          2,985,500                                                   3,000,000
Issuance of shares on exercise of options                      49,000                                                      50,000
Services performed in exchange for Series A
    Preferred stock issued in fiscal 1993                                     127,000                                     127,000
Net loss                                                                                  (2,292,000)                  (2,292,000)
                                                         ------------  --------------   -------------                -------------

Balance, March 31, 1994                                     4,095,000        (199,000)    (2,835,000)                   1,101,000
Services performed for Series A preferred stock
    issued in fiscal 1993                                                     159,000                                     159,000
Issuance of shares at approximately $.52 per share            182,000                                                     182,000
Net loss                                                                                  (2,250,000)                  (2,250,000)
                                                         ------------  --------------   -------------                -------------

Balance, December 31, 1994                                  4,277,000         (40,000)    (5,085,000)                    (808,000)
Issuance of 163,000 shares of Series A
    Preferred stock                                           161,000                                                     163,000
Write-off of amounts receivable from stockholders             (40,000)         40,000                                           0
Net loss                                                                                    (972,000)                    (972,000)
                                                         ------------  --------------   -------------                -------------

Balance, December 31, 1995                                  4,398,000               0     (6,057,000)                  (1,617,000)
Issuance of shares upon exercise of option for
    $15,000                                                     1,000                                                      15,000
Net loss                                                                                    (284,000)                    (284,000)
                                                         ------------  --------------   -------------                -------------

Balance, December 31, 1996                                  4,399,000               0     (6,341,000)                  (1,886,000)
Purchase and retirement of 1,200,000 shares of
    Series A preferred stock                                  (58,000)                                                    (70,000)
Purchase of 7,195,814 treasury shares of common
    stock for $15,000                                                                                  $   (15,000)       (15,000)
Net loss/comprehensive loss                                                                 (335,000)                    (335,000)
                                                         ------------  --------------   -------------  ------------  -------------

Balance, December 31, 1997 (carried forward)                4,341,000               0     (6,676,000)      (15,000)    (2,306,000)

The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity (Capital Deficiency) (continued) (Notes A and F)
For the Cumulative Period From July 31, 1992 (Inception) Through March 31, 2001 (continued)
(Unaudited)

                                                                                  Preferred Stock
                                                                                  $.001 Par Value
                                                                             ------------------------           Common Stock
                                                            Series A                 Series B                  $.001 Par Value
                                                            Preferred        ------------------------     -------------------------
                                                              Stock           Shares         Amount         Shares          Amount
                                                            ---------        --------       ---------     ----------     ----------

Balance, December 31, 1997 (brought forward)                        0               0               0     44,000,000   $     44,000
Purchase of 7,195,813 treasury shares of common
    stock for $15,000
Special distribution of 14,391,627 shares of
    common stock to Projectavision, Inc.
Shares deemed issued in connection
    with reverse merger                                                                                   11,000,000         11,000
Issuance of 182,525 shares of Series A preferred
    stock and warrants exercisable into 750,000
    shares of common stock at an exercise price of
    $.10 per share in exchange for note payable of
    $1,500,000 and accrued interest of $330,000
    including deemed dividend in connection with
    Beneficial conversion feature of preferred stock
Issuance of shares at $.20 per share, net of
    Issuance costs                                                                                         5,000,000          5,000
Issuance of shares to purchase intangible assets                                                           7,200,000          7,000
Issuance of shares at $.58 per share for
    Consulting services                                                                                    1,000,000          1,000
Issuance of warrants on February 10, 1998 to
    purchase 2,000,000 shares of common stock
    exercisable at $.75 per share at fair value for
    services resulting from cashless exercise feature
Issuance of shares at $.18 per share                                                                         275,000
Issuance of shares on conversion of 182,525 shares
    of Series A preferred stock                                                                            9,435,405         10,000
Issuance of shares at $.05 per share                                                                      20,340,000         20,000
Issuance of stock options and warrants at fair value
    for services
Net loss/comprehensive loss
                                                         ------------    ------------    ------------   ------------   ------------

Balance, December 31, 1998
(carried forward)                                                   0               0               0     98,250,405         98,000

                                                                                         Deficit
                                                                           Amounts      Accumulated
                                                          Additional      Receivable    During the
                                                            Paid-in          From       Development       Treasury
                                                            Capital      Stockholders      Stage           Stock         Total
                                                         -------------   ------------  ------------   ------------   ------------

Balance, December 31, 1997 (brought forward)             $   4,341,000   $         0   $ (6,676,000)  $    (15,000)  $ (2,306,000)
Purchase of 7,195,813 treasury shares of common
    stock for $15,000                                                                                      (15,000)       (15,000)
Special distribution of 14,391,627 shares of
    common stock to Projectavision, Inc.                       346,000                                      30,000        376,000
Shares deemed issued in connection
    with reverse merger                                        (11,000)
Issuance of 182,525 shares of Series A preferred
    stock and warrants exercisable into 750,000
    shares of common stock at an exercise price of
    $.10 per share in exchange for note payable of
    $1,500,000 and accrued interest of $330,000
    including deemed dividend in connection with
    Beneficial conversion feature of preferred stock         2,850,000                   (1,020,000)                    1,830,000
Issuance of shares at $.20 per share, net of
    Issuance costs                                             970,000                                                    975,000
Issuance of shares to purchase intangible assets             1,433,000                                                  1,440,000
Issuance of shares at $.58 per share for
    Consulting services                                        579,000                                                    580,000
Issuance of warrants on February 10, 1998 to
    purchase 2,000,000 shares of common stock
    exercisable at $.75 per share at fair value for
    services resulting from cashless exercise feature          660,000                                                    660,000
Issuance of shares at $.18 per share                            50,000                                                     50,000
Issuance of shares on conversion of 182,525 shares
    of Series A preferred stock                                (10,000)
Issuance of shares at $.05 per share                           997,000                                                  1,017,000
Issuance of stock options and warrants at fair value
    for services                                             2,165,000                                                  2,165,000
Net loss/comprehensive loss                                                              (4,580,000)                   (4,580,000)
                                                          ------------   ------------   ------------   ------------   -----------

Balance, December 31, 1998
(carried forward)                                           14,370,000              0   (12,276,000)             0      2,192,000

The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity (Capital Deficiency)(continued) (Notes A and F)
For the Cumulative Period From July 31, 1992 (Inception) Through March 31, 2001 (continued)
(Unaudited)


                                                                            Preferred Stock
                                                                            $.001 Par Value
                                                                       ---------------------------          Common Stock
                                                          Series A             Series B                   $.001 Par Value
                                                          Preferred    ---------------------------   ---------------------------
                                                            Stock        Shares          Amount         Shares         Amount
                                                        ------------   -----------    ------------   ------------   ------------

    (brought forward)                                              0             0    $          0     98,250,405   $     98,000
Issuance of shares in satisfaction
    Of accrued expenses                                                                                    78,000
Issuance of shares at $.49 per
    Share for consulting services                                                                          10,000
Issuance of shares at $.49 per
    Share to purchase furniture
    and fixtures                                                                                          100,000
Issuance of shares at market
    Prices  as consulting services
    were performed                                                                                         17,269
Issuance of shares to purchase
    Intangible assets                                                                                   1,000,000          1,000
Issuance of shares at $1.25 per
    Share for services                                                                                      1,600
Issuance of stock options
    at fair value for services
Issuance of warrants on February 10, 1998
    to purchase 2,000,000 shares of common
    stock exercisable at $.75 per share for
    consulting services resulting from
    notification of warrant holder of
    intent to exercise
Shares issuable at $1.27 per
    Share in connection with note
    payable
Issuance of shares on exercise
    Of 100,000 options at $.20 per
    share                                                                                                 100,000
Issuance of Series B convertible
    Preferred shares at $6.00 per share including
    deemed dividend in connection with beneficial
    conversion feature of preferred stock                                  245,165
Issuance of shares at $.75 per share                                                                      533,000          1,000
Net loss/comprehensive loss
                                                        ------------   -----------    ------------   ------------   ------------
Balance, December 31, 1999
(carried forward)                                                  0       245,165               0    100,090,274        100,000

                                                                                        Deficit
                                                                         Amounts      Accumulated
                                                         Additional     Receivable    During the
                                                          Paid-in          From       Development     Treasury
                                                          Capital      Stockholders      Stage         Stock          Total
                                                        ------------   ------------   ------------  ------------   -----------

    (brought forward)                                   $ 14,370,000   $          0   $(12,276,000) $          0   $ 2,192,000
Issuance of shares in satisfaction
    Of accrued expenses                                       15,000                                               $    15,000
Issuance of shares at $.49 per
    Share for consulting services                              5,000                                                     5,000
Issuance of shares at $.49 per
    Share to purchase furniture
    and fixtures                                              49,000                                                    49,000
Issuance of shares at market
    Prices  as consulting services
    were performed                                            15,000                                                    15,000
Issuance of shares to purchase
    Intangible assets                                        999,000                                                 1,000,000
Issuance of shares at $1.25 per
    Share for services                                         2,000                                                     2,000
Issuance of stock options
    at fair value for services                             6,572,000                                                 6,572,000
Issuance of warrants on February 10, 1998
    to purchase 2,000,000 shares of common
    stock exercisable at $.75 per share for
    consulting services resulting from
    notification of warrant holder of
    intent to exercise                                     1,090,000                                                 1,090,000
Shares issuable at $1.27 per
    Share in connection with note
    payable                                                  191,000                                                   191,000
Issuance of shares on exercise
    Of 100,000 options at $.20 per
    share                                                     20,000                                                    20,000
Issuance of Series B convertible
    Preferred shares at $6.00 per share including
    deemed dividend in connection with beneficial
    conversion feature of preferred stock                  2,942,000                    (1,471,000)                  1,471,000
Issuance of shares at $.75 per share                         399,000                                                   400,000
Net loss/comprehensive loss                                                             (9,800,000)                 (9,800,000)
                                                        ------------   ------------   ------------   ------------   ----------
Balance, December 31, 1999
(carried forward)                                         26,669,000              0    (23,547,000)             0    3,222,000

The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity
(Capital Deficiency) (Notes A and F) (continued)
For the Cumulative Period From July 31, 1992 (Inception) Through March 31, 2001


                                                                             Preferred Stock             Preferred Stock
                                                                             $.001 Par Value             $.001 Par Value
                                                                          ----------------------     -----------------------
                                                          Series A              Series B                     Series C
                                                         Preferred        ----------------------     -----------------------
                                                           Stock          Shares          Amount       Shares        Amount
                                                           -----          ------          ------     ---------      --------

Balance, December 31, 1999 (brought forward)                      0         245,165   $        0             0      $      0

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

Issuance of shares at market price for services
Issuance of options at market value for services
Issuance of options to purchase 100,000 shares
    @$.40 per share for services
Amortization of deferred compensation costs
Issuance of shares to purchase furniture and fixtures

Issuance of shares in connection with Series C
    Preferred stock private placement

Issuance of shares at $1.25 per share

Conversion of Series B preferred stock to common                            (60,000)
Issuance of shares at market price for services
Shares issuable at market price for services
Net loss/comprehensive loss
                                                       --------------  ------------   -------------- ---------   -----------

Balance, December 31, 2000 (carried forward)                        0       185,165     $          0    14,000     $       0
                                                       ==============  ============   ============== =========   ===========


                                                              Common Stock                                                Amounts
                                                            $.001 Para Value           Additional                        Receivable
                                                        ------------------------        Paid-in           Deferred         From
                                                        Shares            Amount        Capital         Compensation   Stockholders
                                                        ------            ------        -------         ------------   ------------

Balance, December 31, 1999 (brought forward)             100,090,274  $      100,000   $ 26,669,000                    $       0

Issuance of shares at $.75 per share                         515,000           1,000        385,000
Issuance of shares at market price for services                4,942

Issuance of common stock to Equilink, LLC on
    exercise of cashless warrants                          1,076,923           1,000         (1,000)

Shares issued of Series C convertible
    preferred shares at $100.00 per
    share including deemed dividend In
    connection with beneficial
    conversion  feature of preferred stock                                                2,199,000

Issuance of shares in connection with Series C
    Preferred stock private placement investment             700,000           1,000        600,000

Shares issuable at $2.23 per share in
    connection with research and
    development and license Agreement                                                     1,115,000

Issuance of shares at market price for services               11,083                         24,000
Issuance of options at market value for services                                            229,000
Issuance of options to purchase 100,000 shares
    @$.40 per share for services                                                            425,000      $ (425,000)
Amortization of deferred compensation costs                                                                 113,000
Issuance of shares to purchase furniture and fixtures         10,500                         40,000

Issuance of shares in connection with Series C
    Preferred stock private placement                         10,000

Issuance of shares at $1.25 per share                      1,600,050           2,000      1,998,000

Conversion of Series B preferred stock to common             600,000
Issuance of shares at market price for services               51,000                        102,000
Shares issuable at market price for services                                                 88,000
Net loss/comprehensive loss
                                                       -------------  --------------   ------------    ------------   ----------

Balance, December 31, 2000 (carried forward)             104,669,772  $      105,000   $ 33,873,000      $ (312,000)   $       0
                                                       =============  ==============   ============    ============   ==========


                                                             Accumulated
                                                             During the
                                                             Development      Treasury
                                                               State           Stock         Total
                                                             -----------      ---------      -----

Balance, December 31, 1999 (brought forward)                $ (23,547,000)   $       0     $  3,222,000

Issuance of shares at $.75 per share                                                            386,000
Issuance of shares at market price for services

Issuance of common stock to Equilink, LLC on exercise of cashless warrants

Shares issued of Series C convertible
    preferred shares at $100.00 per
    share including deemed dividend In
    connection with beneficial
    conversion  feature of preferred stock                     (1,400,000)                      799,000

Issuance of shares in connection with Series C
    Preferred stock private placement investment                                                601,000

Shares issuable at $2.23 per share in
    connection with research and
    development and license Agreement                          (1,115,000)

Issuance of shares at market price for services                                                  24,000
Issuance of options at market value for services                                                229,000
Issuance of options to purchase 100,000 shares
    @$.40 per share for services                                                                113,000
Amortization of deferred compensation costs
Issuance of shares to purchase furniture and fixtures                                            40,000

Issuance of shares in connection with Series C
    Preferred stock private placement

Issuance of shares at $1.25 per share                                                         2,000,000

Conversion of Series B preferred stock to common
Issuance of shares at market price for services                                                 102,000
Shares issuable at market price for services                                                     88,000
Net loss/comprehensive loss                                    (4,736,000)                   (4,736,000)
                                                        ------------------   ---------      -----------

Balance, December 31, 2000 (carried forward)                $ (30,798,000)   $       0     $  2,868,000
                                                        ==================   =========     ============


MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity
(Capital Deficiency) (Notes A and F) (continued)
For the Cumulative Period From July 31, 1992 (Inception) Through March 31, 2001 (Unaudited)



                                                                               Preferred Stock               Preferred Stock
                                                                               $.001 Par Value               $.001 Par Value
                                                                          ---------------------------   ---------------------------
                                                             Series A             Series B                       Series C
                                                             Preferred    ---------------------------   ---------------------------
                                                               Stock        Shares          Amount        Shares          Amount
                                                           ------------   -----------    ------------   -----------    ------------

Balance, December 31, 2000 (brought forward)                          0       185,165    $          0        14,000    $          0

Issuance of options at fair value for services
Issuance of common shares at market price for services
Conversion of Series B preferred stock to common                              (66,666)

Issuance of common shares on exercise of 75,000
    options on a cashless basis
Issuance of common shares in exchange for warrants

Issuance of common shares for services
Issuance of common shares at $.67 per share - net of issuance cost

Issuance of common shares at $.72 per share - net of
    issuance cost
Issuance of common shares for consulting services

Shares issuable at market price for services
Amortization of deferred compensation costs
Net loss/comprehensive loss
                                                           ------------   -----------    ------------   -----------    ------------

Balance, March 31, 2001                                                       118,499    $          0        14,000    $          0
                                                           ============   ===========    ============   ===========    ============



                                                                  Common Stock                                           Amounts
                                                                 $.001 Par Value          Additional                    Receivable
                                                           ---------------------------     Paid-in        Deferred         From
                                                              Shares         Amount        Capital      Compensation   Stockholders
                                                           ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2000 (brought forward)                104,669,772   $    105,000   $ 33,873,000   $   (312,000)  $          0

Issuance of options at fair value for services                                                332,000
Issuance of common shares at market price for services           47,762
Conversion of Series B preferred stock to common                666,660

Issuance of common shares on exercise of 75,000
    options on a cashless basis                                  73,064
Issuance of common shares in exchange for warrants              150,000                       225,000
                                                                                             (225,000)
Issuance of common shares for services                            6,000                         6,000
Issuance of common shares at $.67 per share - net of
    issuance cost                                               150,000                        96,000

Issuance of common shares at $.72 per share - net of
    issuance cost                                               200,000                       138,000
Issuance of common shares for consulting services               405,000                       396,000

Shares issuable at market price for services                                                    8,000
Amortization of deferred compensation costs                                                                   21,000
Net loss/comprehensive loss
                                                           ------------   ------------   ------------   ------------   ------------

Balance, March 31, 2001                                     106,368,258   $    105,000   $ 34,849,000   $   (291,000)  $          0
                                                           ============   ============   ============   ============   ============


                                                           Accumulated
                                                           During the
                                                           Development     Treasury
                                                              Stage          Stock           Total
                                                           ------------   ------------   ------------

Balance, December 31, 2000 (brought forward)               $(30,798,000)  $          0   $  2,868,000

Issuance of options at fair value for services                                                332,000
Issuance of common shares at market price for services
Conversion of Series B preferred stock to common

Issuance of common shares on exercise of 75,000
    options on a cashless basis
Issuance of common shares in exchange for warrants                                            225,000
                                                                                             (225,000)
Issuance of common shares for services                                                          6,000
Issuance of common shares at $.67 per share - net of
    issuance cost                                                                              96,000

Issuance of common shares at $.72 per share - net of
    issuance cost                                                                             138,000
Issuance of common shares for consulting services                                             396,000

Shares issuable at market price for services                                                    8,000
Amortization of deferred compensation costs                                                    21,000
Net loss/comprehensive loss                                  (2,032,000)                   (2,032,000)
                                                           ------------   ------------   ------------

Balance, March 31, 2001                                    $(32,830,000)  $          0   $  1,833,000
                                                           ============   ============   ============

The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Cash Flows
(Unaudited)

                                                                                               Period From
                                                                                                Inception
                                                                    Three Months Ended       (July 31, 1992)
                                                                          March 31,              Through
                                                                --------------------------       March 31,
                                                                   2001           2000             2001
                                                                   ----           ----       ---------------

Cash flows from operating activities:
   Net loss                                                     $(2,032,000)  $  (981,000)   $(27,824,000)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
       Common stock issued for services                             182,000         8,000         998,000
       Preferred stock issued for services                                                        598,000
       Stock options issued for services                            353,000                     9,432,000
       Warrants issued for services                                                             1,750,000
       Financing costs payable with common stock                                                  191,000
       Loss of equity investee                                                                    100,000
       Depreciation and amortization                                 67,000        65,000       1,009,000
       Changes in:
         Prepaid expenses                                            12,000       (55,000)
         Accounts payable and accrued expenses                      148,000       (47,000)        744,000
         Accounts receivable                                                                      (87,000)
                                                               ------------  ------------    -------------

           Net cash used in operating activities                 (1,270,000)   (1,010,000)    (13,089,000)
                                                               ------------  ------------    -------------

Cash flows from investing activities;
   Purchase of equipment                                             (3,000)                     (423,000)
   Purchase of investment                                                         (11,000)       (100,000)
   Proceeds from sale of equipment                                                                 14,000
                                                               ------------  ------------    ------------

           Net cash used in investing activities                     (3,000)      (11,000)       (509,000)
                                                               ------------  ------------    ------------

Cash flows from financing activities:
   Purchase of treasury stock                                                                    (100,000)
   Proceeds from note payable to stockholders                                                   2,149,000
   Repayment of note payable - other                                 (4,000)                      296,000
   Net proceeds from issuance of preferred stock                                                3,569,000
   Net proceeds from issuance of common stock                       234,000       711,000       8,329,000
   Loan repayment to preferred stockholder                                                       (148,000)
   Capital lease payments                                                                         (13,000)
   Security deposit paid                                                                           (7,000)
                                                               ------------  ------------    -------------

           Net cash provided by financing activities                230,000       711,000      14,075,000
                                                               ------------  ------------    ------------

Net (decrease) increase in cash and cash equivalents             (1,043,000)     (310,000)        477,000
Cash and cash equivalents, beginning of period                    1,520,000     1,168,000
                                                               ------------  ------------    ------------

Cash and cash equivalents, end of period                        $   477,000   $   858,000    $    477,000
                                                                ===========   ===========    ============


The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Cash Flows (continued)
(Unaudited)

                                                                                              Period From
                                                                                               Inception
                                                                    Three Months Ended      (July 31, 1992)
                                                                        March 31,               Through
                                                                   -------------------          March 31,
                                                                   2001           2000            2001
                                                                   ----           ----      --------------
Supplemental disclosure of cash flow information:
   Interest paid                                                 $  6,000                     $    20,000
                                                                 ========                     ===========

Supplemental disclosures of noncash investing and
   Financing activities:
     Fixed assets contributed to the Company in exchange for
       Series A preferred stock                                                               $    45,000
                                                                                              ===========
     Issuance of 14,391,627 common shares to
       acquire intangible assets                                                              $    15,000
                                                                                              ===========
     Special distribution of 14,391,627 shares of common
       stock to stockholder in settlement of stockholder advances                             $   376,000
                                                                                              ===========
     Issuance of 7,200,000 common shares to acquire
       intangible assets                                                                      $ 1,440,000
                                                                                              ===========
     Issuance of Series A preferred stock and warrants in
       settlement of note payable and accrued interest                                        $ 1,830,000
                                                                                              ===========
     Issuance of 1,000,000 common shares to acquire intangible assets                         $ 1,000,000
                                                                                              ===========
     Issuance of 100,000 common shares to acquire furniture
       and Fixtures                                                                           $    49,000
                                                                                              ===========
     Issuance of 78,000 common shares in satisfaction of
       accrued Expenses                                                                       $    15,000
                                                                                              ===========
     Issuance of 10,500 shares to acquire furniture and
       Fixtures                                                                               $    41,000
                                                                                              ===========


The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
March 31, 2001
(Unaudited)


NOTE A - ORGANIZATION AND OPERATIONS

Manhattan Scientifics, Inc. (formerly Grand Enterprises, Inc. ("Grand")), and its wholly-owned subsidiary Tamarack Storage Devices, Inc. (collectively "the Company"), a development stage enterprise, operates in a single business segment as a technology incubator that seeks to acquire, develop and bring to market technologies in fields with an emphasis in the area of consumer and commercial electronics. At March 31, 2001, the Lauer Entities claim beneficial ownership of approximately 45 percent of the Company's common stock (see Note F).

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

Notes to Financial Statements
March 31, 2001
(Unaudited)

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

[8]   Advertising expenses:

      The Company expenses advertising costs which consist primarily of promotional items and print media, as incurred. Advertising expenses amounted to $1,000, $3,000, and $57,000 for the three months ended March 31, 2001, 2000 and for the cumulative period July 31, 1992 (inception) through March 31, 2001.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
March 31, 2001
(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED
MATTERS (CONTINUED)

[9]   Use of estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

[10]  Investment - NMXS. com, Inc.:

      The Company initially recorded its investment in NMXS.com, Inc. at cost and uses the equity method of accounting to record its share of income or loss. (See Note D).

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

[12]  Valuation of long-lived assets:

      The Company evaluates the carrying value of long-lived assets to be held and used on a periodic basis. Management utilizes anticipated net cash flows to determine if impairment has occurred. Based upon these evaluations, there were no adjustments to the carrying value of long-lived assets during the three months ended March 31, 2001.

[13]  Interim financial statements:

      Financial statements as of March 31, 2001 and the three months ended March 31, 2001 and 2000 and the respective amounts included in the period from inception July 31,1992 are unaudited but in the opinion of management, the financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the comparative financial position and results of operations. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2001 consists of the following:
                                                    Useful Lives
                                                     In Years
                                                    ------------
            Furniture and fixtures                       5          $ 98,000
            Computers                                    5            44,000
            Equipment                                    5           174,000
                                                                   ---------
                                                                     316,000
            Less accumulated depreciation                            173,000
                                                                   ---------

                                                                    $143,000
                                                                   =========

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
March 31, 2001
(Unaudited)

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

During the quarter ended March 31, 2001, the Company realized gains amounting to approximately $16,000 resulting from NMXS' capital transactions. The Company's equity in the net losses of NMXS during the quarter ended March 31, 2001 exceeded such gain.

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

On July 27, 2000 the Company exchanged 5,000 shares of NMXS.com Inc. stock for the purchase of furniture and fixtures.

As of March 31, 2001, the Company owns approximately 26% of NMXS.com, Inc.

The Company will not record any earnings associated with NMXS.com, Inc. until the losses not recognized during the period the equity method was suspended have been recovered. The cumulative losses in excess of the amount invested amounted to $116,000 as of March 31, 2001. In addition, per the stock purchase agreement with NMXS.com, Manhattan Scientifics provided NMXS.com with business and management advice through August 1999 without remuneration. Also, our CEO received a salary of $60,000 and a leased car from NMXS.com, Inc. as consideration for his services provided to NMXS.com, Inc. through December 2000. At the present time the CEO is not receiving any compensation.

On February 20, 2001, the Company entered into a stock swap agreement with NMXS.com, Inc. The agreement provides for the exchange of cashless assignable warrants to purchase 1,500,000 shares of NMXS.com, Inc.'s common stock at an exercise price of $.50 per share for 150,000 restricted shares of the Company's common stock. The transaction was recorded as an investment valued at $225,000, which represents the market value of the Company's common stock exchanged on the date of the agreement.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
March 31, 2001
(Unaudited)

NOTE D - INVESTMENT - NMXS.COM, INC.  (CONTINUED)

The following is a summary of financial data regarding financial position and results of operations of NMXS.com, Inc. as of March 31, 2001 and for the three months ended March 31, 2001:

         Current assts (including cash of
           $14,000)                                        $   967,000
         Furniture and equipment                               384,000
         Goodwill                                              120,000
         Other assets                                           13,000
                                                           -----------

                                                           $ 1,484,000
                                                           ===========

         Liabilities                                       $   635,000
         Stockholders' equity                                  849,000
                                                           -----------

                                                           $ 1,484,000
                                                           ===========

         Revenue                                           $   275,000
                                                           ===========

         Net loss                                          $  (471,000)
                                                           ===========

NOTE E - NOTES PAYABLE

In August 2000, the Company obtained a line of credit from a financial institution in the amount of $300,000. This line of credit bears interest at a rate of the 30 day Dealer Commercial paper rate plus 2.60% (7.60% at March 31, 2001). The line of credit will terminate on July 31, 2001. As of March 31, 2001, the Company was indebted in the amount of $296,000 which includes interest for the month of March 2001. This line of credit is guaranteed by the CEO of the Company. Interest expense for the three months ended March 31, 2001 amounted to $6,000.

In August 1999, the Company borrowed $275,000 from the Chief Operating Officer. The loan bears interest at the rate of 5.5% per annum and is due upon the earlier of 18 months or the date of a private placement raising at least $1,500,000. Repayment of the loan was extended for a three month term until June 30, 2001. The loan may be prepaid at any time. The Chief Operating Officer had originally delivered to the Company $275,000 to exercise options each exercisable to purchase common stock but such exercise was rescinded and the options have been treated as if not exercised. No shares were delivered as a result of this transaction. Interest expense for the three months ended March 31, 2001 amounted to $4,000.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
March 31, 2001
(Unaudited)

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
March 31, 2001
(Unaudited)

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

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

Notes to Financial Statements
March 31, 2001
(Unaudited)

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

       In August 2000, the Company issued 100,000 options to purchase stock at $.40 per share for services rendered.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
March 31, 2001
(Unaudited)

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

   During 2001, the Company effected the following transactions:

       In January 2001, issued 47,762 shares of common stock at market price for services rendered.

       In January 2001, issued 666,660 shares of common stock in connection with the conversion of Series B preferred shares at a rate of 1 Series B preferred share to 10 common shares.

       In January 2001, 75,000 options were exercised for 73,064 shares of common stock on cashless basis.

       In February 2001, issued 150,000 shares of common stock in exchange for 1,500,000 warrants of NXMS.com (see Note D)

       In March 2001, issued 6,000 shares of common stock at market price for services rendered.

       In March 2001, issued 150,000 shares of common stock at $.67 per share in a private placement offering.

       In March 2001, issued 200,000 of common stock at $.72 per share in a private placement offering.

       In March 2001, issued 405,000 shares of common stock at market price for consulting services performed.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
March 31, 2001
(Unaudited)

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

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

In June 2000, the Company authorized 14,000 shares of Series C convertible, redeemable preferred stock at $100 per share. The Series C shares are convertible into common shares after 180 days, such conversion is based upon a formula dividing the product of the stated value of the preferred stock by the number of shares of Series C preferred stock to be converted on the date of conversion by the average closing price. The average closing price is the product of $.50 and the average closing bid price of the Company's common stock as reported by the quotation system on which the common stock is quoted, for the ten trading days immediately preceding the date that notice of conversion of the shares is furnished to the Company. In no event shall the Series C preferred stock be converted into more than an aggregate of 2,800,000 shares of common stock or less than an aggregate of 933,334 shares of common stock. For the purposes of determining the conversion ratio, the average closing price shall not be less than $.50 or greater than $1.50. The Series C shares were redeemable for the stated value of the stock at the option of the Company from time to time on or prior to 180 days from June 21, 2000, any or all of the outstanding shares.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
March 31, 2001
(Unaudited)

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

A summary of the Company's stock option activity and related information is as follows:

                                                              Weighted       Number of
                                          Number of           Average          Common
                                           Common             Exercise         Shares
                                           Shares              Price        Exercisable
                                          ---------           --------      -----------

Outstanding as of December 31, 1997                  0                               0
  Granted                                   21,325,000         $  .20       21,325,000
  Canceled                                 (15,000,000)        $  .20      (15,000,000)
                                           -----------                      ----------
Outstanding as of December 31, 1998          6,325,000         $  .20        6,325,000
  Granted                                   16,250,000         $  .05       16,250,000
  Exercised                                   (100,000)                       (100,000)
  Canceled                                           0                               0
                                           -----------                      ----------
Outstanding as of December 31, 1999         22,475,000                      22,475,000
  Granted                                      610,000         $  .73          210,000
  Canceled                                           0                               0
                                           -----------                      ----------
Outstanding as of December 31, 2000         23,085,000                      22,685,000
  Granted                                      200,000         $ 1.25
  Exercised                                    (75,000)                        (75,000)
  Canceled                                           0                               0
                                           -----------                     -----------

Outstanding as of March 31, 2001            23,210,000                      22,610,000
                                           ===========                     ===========


All options issued during 2001, 2000 and 1999 and 1998 vested after 90 days, except for options granted in connection with an employment agreement (see Note H[3]) and expire at various dates from 2008 through 2011.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
March 31, 2001
(Unaudited)

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

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

Exercise prices and weighted-average contractual lives of stock options outstanding as of March 31, 2001 are as follows:

                                      Options Outstanding                   Options Exercisable
                            ---------------------------------------     ---------------------------
                                             Weighted
                                              Average       Weighted                      Weighted
                                             Remaining      Average                       Average
          Exercise             Number       Contractual    Exercise         Number        Exercise
            Price           Outstanding        Life          Price       Exercisable       Price
            -----           -----------     -----------    ---------    -------------    ---------

           $ .05             16,125,000         8.1          $  .05       16,125,000        $ .05
           $ .20              6,275,000         7.5          $  .20        6,275,000        $ .20
           $ .40                500,000         9.5          $  .40          100,000        $ .40
           $2.25                110,000         6.2          $ 2.25          110,000        $2.25
           $1.25                200,000         9.8          $ 1.25

Warrants:

The Company issued the following warrants at the corresponding weighted average exercise price as of March 31, 2001

        Outstanding as of December 31, 1997                    0
        Issued                                        17,750,000        $.16
                                                    ------------

        Outstanding as of December 31, 1998           17,750,000
        Converted into stock options                  (2,500,000)       $.05
                                                    ------------

        Outstanding as of December 31, 1999           15,250,000
        Converted into common stock                   (2,000,000)       $.75
                                                    ------------

        Outstanding as of December 31, 2000
           and March 31, 2001                         13,250,000
                                                    ============

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
March 31, 2001
(Unaudited)

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

                                      Number of      Exercise        Contractual     Number of
                    Date              Warrants        Price             Life           Shares
               ---------------       ----------      --------       -----------      ----------
               January 8, 1998          750,000         $.10           10 years         750,000

               July 28, 1998         12,500,000         $.05           10 years      12,500,000
                                     ----------                                      ----------
                                     13,250,000                                      13,250,000
                                     ==========                                      ==========

In January 2000, the Company issued 1,076,923 shares of common stock, pursuant to the July 28, 1999 exercise of warrants by Equilink, LLC.

In March 2001, the Company executed a warrant agreement with an existing stockholder. The agreement allows the stockholder to purchase a variable quantity of common stock (between 200,000 and 1,000,000 shares) at a variable strike price (between $.01 and $1.25) based upon market share price formula at time of exercise. The fair value associated with a minimum exercise of 200,000 warrants was computed using the Black-Scholes option pricing model which approximated $150,000, which is included as a charge for financing costs in the statement of operations for the three months ended March 31, 2001.


NOTE G - INCOME TAXES

There is no provision for federal, state or local income taxes for the periods ended March 31, 2001 and 2000, since the Company has incurred net operating losses.

The Company's deferred tax asset as of March 31, 2001 represents benefits from equity related compensation charges and net operating loss carryforwards of approximately $4,367,000 and $4,822,000, respectively which is reduced by a valuation allowance of approximately $9,189,000 since the future realization of such tax benefit is not presently determinable.

As of March 31, 2001, the Company has a net operating loss carryforward of approximately $19,295,000 expiring in 2008 through 2020 for federal income tax purposes and 2004 for state income tax purposes. As a result of ownership changes, internal revenue code Section 382 limits the amount of such net operating loss carryforward available to offset future taxable income to approximately $9,646,000 in the aggregate.

The difference between the statutory federal income tax rate applied to the Company's net loss and the Company's effective income tax rate for the three months ended March 31, 2001 and 2000 is summarized as follows:

                                                       Three Months
                                                           Ended
                                                         March 31,
                                                    ------------------
                                                     2001       2000
                                                     ----       ----

          Statutory federal income tax rate          34.0%       34.0%

          Increase in valuation allowance           (34.0)%     (34.0)%
                                                    -----       -----

                                                      0.0%        0.0%
                                                    =====       =====

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
March 31, 2001
(Unaudited)

NOTE H - COMMITMENTS
--------------------------------------------------------------------------------

[1]   License and development agreements:

      In March 1997, the Company entered into a Cooperative Research and Development Agreement (the "CRADA Agreement") with the Regents of the University of California to develop a polymeric based recording media that will satisfy all of the requirements for a holographic media storage device. The work was to be completed within 25 months from the original date of execution. Each party had the first option to retain title to any subject inventions made by its employees during the work under this agreement. The agreement provided that the Company's contribution to funding will be $264,000. The CRADA research and development expenses charged to the statement of operations for the year ended December 31, 1999 and for the cumulative period July 31, 1992 through March 31, 2001 amounted to $29,000 and $83,000, respectively. The agreement was terminated in 1999.

      On January 11, 1998, the Company entered into a research and development agreement with Energy Related Devices, Inc. ("ERDI"). The term of the agreement is for the later of three years from the commencement date as defined in the agreement or the delivery of a prototype suitable for commercial sale or license regarding the fuel cell product defined in the agreement. The Company is obligated to fund up to $1 million in accordance with certain milestones as defined in the agreement. Upon the delivery of a prototype suitable for commercial sale or license regarding the fuel cell product, the Company's obligation will be to pay ERDI $10,000 per month until the Company funds or determines not to fund the research and development of ERDI's solar cell invention. Through March 31, 2001, the Company has provided $1,000,000 to ERDI for research and development activities. In addition, the Company is providing for key-man life insurance coverage on the primary stockholder of ERDI. In May 1999, the Company committed to additional funding of ERDI. As of March 31, 2001, the Company has funded an additional $760,000.

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

      In June 2000, the Company entered into agreements with a third party to exclusively and perpetually license a development stage computer software technology on a worldwide basis, to fund the continuing research and development of such technology, and to exchange certain securities (subject to return provisions), among other things. As of March 31, the Company has funded $1,150,000 of an initial commitment of $1.5 million toward research and development of the technology, pursuant to a milestone timetable. It is intended that additional research and development not covered by the initial $1.5 million commitment, if any, will be funded primarily out of certain royalties payable by the Company to the third party, or, to the extent that such royalties are insufficient, from additional financings by the Company. The Company believes that it is premature to offer any assessment as to the ultimate commercial viability of any products that might be derived from this technology should it be successfully developed.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
March 31, 2001
(Unaudited)

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

      In February 2001, the Company entered into a marketing and management consulting agreement. In connection with the agreement, among other things, the consulting firm will receive fees payable in stock. The term of the agreement is for one year plus a one year automatic renewal. In March 2001, the Company issued 200,000 shares of common stock to the consulting firm as compensation for services rendered and to be rendered. The market value on the date of issuance was $1.25 per share. This is reflected in prepaid expenses and is being amortized over the initial term of the agreement. In addition, through March 31, 2001, the Company issued 205,000 additional shares valued at $147,000 for services rendered.

[3]   Employment agreement:

      On August 30, 1999, the Company entered into an employment and noncompetition agreement with an individual to provide research related activities. The term of the agreement was for one year commencing on September 1, 1999 and was renewed. The agreement allows for four one year renewal options unless terminated by either party. The employment agreement was renewed for an additional year effective September 1, 2000. Base salary is $90,000 per annum with available additional cash compensation as defined in the agreement. In addition, the employee received stock options to purchase 500,000 shares of common stock at $.40 per share. The market price of the Company's common shares was $1.25 per share on the date of grant. The total intrinsic value of such options approximated $425,000. In accordance with the agreement, 100,000 options vest each year on the anniversary date. The charge for the 100,000 options that vested during 2000 approximated $113,000. The change for the three months ended March 31, 2001 approximated $21,000.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
March 31, 2001
(Unaudited)

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

      In conjunction with the above, the Company entered into a three year research and development agreement with Novars with automatic one year renewals unless terminated by either party. In accordance with this agreement, the Company advanced $200,000 in August 1999. The Company has amended the research and development agreement to provide for additional funding based on a milestone timetable. As of March 31, 2001, the Company has funded an additional $1,530,000.

[5]   Leases:

      The Company is obligated under two separate operating leases for office space located in Los Alamos, New Mexico and New York City. Both leases expire in 2001. The Company received reimbursement of $10,000 against rent charges for the three months ended March 31, 2001 from related parties. Rent expense charged to operations was approximately $14,000 for the three months ended March 31, 2001 and $4,000 for the three months ended March 31, 2000. A related party reimbursed the Company approximately $10,000 for rental expense during the period. Minimum future rental payments under these leases is $48,000 through 2001.


NOTE I - RELATED PARTY TRANSACTIONS

The law firm of one director received $34,000 and $64,000 in compensation for legal services rendered to the Company during the three months ended March 31, 2001 and 2000.

The accounting firm of one of our directors received $25,000 and $51,000 compensation for accounting services rendered to the Company during the three months ended March 31, 2001 and 2000.

NMXS.com, Inc. pays our CEO a yearly salary of $60,000 and leases a car for our CEO as consideration for his services.

During 1998, the Company entered into a research and development agreement with Energy Related Devices, Inc. ("ERDI"), ERDI is majority-owned by a shareholder of the Company (see Note H[1]).

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Financial Statements
March 31, 2001
(Unaudited)

NOTE J - SUBSEQUENT EVENTS

[1]   Common stock:

      In April 2001, the Company issued 112,500 shares of common stock at $.62 per share to one accredited investor in a private placement offering.

      In May 2001, the Company agreed to issue 200,000 shares of common stock at $.60 per share to one accredited investor in a private placement offering.

      In May 2001, the Company issued 100,000 shares of common stock at $.80 per share to one accredited investor in a private placement offering.

      The Company has issued or agreed to issue, 293,000 shares of common stock as a consulting fee at the corresponding per share prices. (See Note H[2]).

[2]   Commitment:

      In April 2001, the Company entered into a consulting agreement to develop the necessary infrastructure for the commercialization of several of its products for a term of one year. In connection with the agreement, the consulting firm will receive monthly fees and warrants based upon performance.

Item 2. Management's Discussion and Analysis of Financial condition and Results of Operations.

        Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; announcements or changes in our pricing policies or those of our competitors; unanticipated delays in the development, market acceptance or installation of products; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-parties; and worldwide political stability and economic growth. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Which speak only as of the date the statement was made.

        The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes appearing elsewhere in this Form 10-QSB.

Overview

        In January 1998, Manhattan Scientifics, Inc., then a non-operating public corporation with nominal net assets, acquired all of the outstanding common stock of Tamarack Storage Devices, Inc. by issuing 44 million shares of its common stock, including approximately 43,120,000 shares issued to Projectavision, Inc., a public company which gave the stockholders of Tamarack actual control of the combined company. In addition, we issued 182,525 shares of Series A preferred stock and a warrant to purchase 750,000 shares of our common stock at an exercise price of 10 cents per share in exchange for a note payable of $1.5 million plus accrued interest of $330,000 due to Projectavision from Tamarack. In connection with the legal form of this transaction, Tamarack became our wholly-owned subsidiary. For accounting purposes, the acquisition was treated as a recapitalization of Tamarack rather than a business combination. Tamarack, as the accounting acquiror of the public shell, did not record goodwill or any other intangible assets for this "Reverse Acquisition". The historical financial statements are those of Tamarack. Tamarack, a development stage enterprise, was a Texas corporation formed in July 1992. Since inception, Tamarack has been, and continues to be, involved in the research and development of products based on holographic data storage technology. Loss per share has been restated for all periods prior to the acquisition to include the number of equivalent shares received by Tamarack's stockholders in the Reverse Acquisition.

        Since the reverse merger we have been acquiring technologies, directing, supervising and coordinating our research and development efforts, raising capital, and initiating marketing activities and dialogue with potential customers.

        As of March 31, 2001, we had an accumulated loss since inception, 1992, of $27,824,000. Of this accumulated loss, approximately $13 million was derived from non-cash charges that were required by generally accepted accounting principles and approximately $6,800,000 from Tamarack prior to our acquisition of Tamarack. We expect operating losses to continue for the foreseeable future because we will be continuing to fund research and development efforts as well as general and administrative expenses prior to receiving any revenues from our technologies.

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

Results of Operations

         Comparison of three months ended March 31, 2001 to three months ended March 31, 2000.

         Net Loss. We reported a net loss of $2,032,000 or $.02 per common share, basic and diluted, for operations for the three months ended March 31, 2001 versus a net loss of $981,000, or $.01 per common share, basic and diluted, for the three months ended March 31, 2000. The increase of $1,051,000 or 107% is primarily a result of our recording, in 2001, a charge for the issuance of stock and stock options for services and an increase in research and development costs.

         Revenues. We had no revenues for the three months ended March 31, 2001 and no revenues during the three months ended March 31, 2000.

         Operating Costs and Expenses. Operating costs and expenses for the three months ended March 31, 2001 totaled $2,034,000, an increase of $1,040,000 or 105%, versus costs and expenses of $994,000 for the three months ended March 31, 2000. These costs and expenses are detailed below.

         Salaries and Employee Benefits. Salaries related to research and development and employee benefits were approximately $52,000 for the three months ended March 31, 2001 consisting of salary and a compensation charge of $21,000 for stock options to our Chief Polymer Scientist, which is included in research and development for such period, versus salaries and employee benefits of $32,000 for the three months ended March 31, 2000. We anticipate an increase in these costs as we intend to enter into an employment agreement with our currently uncompensated executive officer and implement certain employee benefit plans, including a healthcare plan.

         General and Administrative. General and administrative expenses were $841,000 for the three months ended March 31, 2001, which consisted of accounting, travel, legal, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $346,000 for the three months ended March 31, 2000. This increase of $495,000, or 143%, was primarily a result of issuance of stock and stock options for services. We anticipate no significant change in general and administrative expenses in the near future.

         Research and Development. Research and development expenses were $973,000 for the three months ended March 31, 2001, which consisted of payments under research and development agreements with various contractors, amortization of patents, and salary to our Chief Polymer Scientist. Research and development expenses amounted to $644,000 for the three months ended March 31, 2000. This increase of $329,000, or 51%, resulted from increased research and development payments to various third party contractors. We expect research and development costs to increase as we continue to develop our existing technologies and acquire or license new technologies.

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

         Stockholders' equity totaled $1,833,000 on March 31, 2001 and the working capital was a deficit of $167,000 on such date.

         In April 2001, we raised $66,000 through the sale of 113,000 shares of common stock to one accredited investor at $.62 per share.

        In May 2001, we raised $115,000 through the sale of 200,000 shares of common stock to one accredited investor at $.60 per share.

        In May 2001, we raised $76,000 through the sale of 100,000 shares of common stock to one accredited investor at $.80 per share.

         We do not expect any significant change in the total number of employees in the near future. We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next 12 months, although we have no agreements regarding any such technologies as of the date of this Report.

         Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of March 31, 2001, we had $477,000 in cash. As of March 31, 2000, we had $858,000 in cash. We intend to satisfy our capital requirements for the next 12 months by our cash on hand, continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, and borrowing as appropriate. However, we do not know if those resources will be adequate to cover our capital requirements. We have obtained a commitment from a major stockholder to provide sufficient funds if needed to support our normal operations through December 31, 2003.

Recently Issued Accounting Standards

         We do not believe any recently issued accounting standards have had or will have a material impact on our operations.

                                    PART II


                                OTHER INFORMATION

Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities and Use of Proceeds

           In the first quarter of 2001, the Company sold 150,000 shares of its common stock at a price of $0.67 per share and 200,000 shares of its common stock at a price of $0.72 per share to one accredited investor.

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K.

           (a) Exhibits

           None

           (b) Reports on Form 8-K

           None.

                                   SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MANHATTAN SCIENTIFICS, INC.

Dated: May 15, 2001                         By: /s/ Marvin Maslow
       --------------------------               -------------------------------
                                                Marvin Maslow
                                                President, Chief Executive
                                                Officer, and Chairman of
                                                the Board