Form 10QSB
period 2001-06-30
MANHATTAN SCIENTIFICS INC
filed 2001-08-14
CIK 1099132

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

                           |_| Transition report under
                    Section 13 or 15(d) of the Exchange Act.

         For the transition period from ______________ to ______________

                        Commission file number 000-28411


                           Manhattan Scientifics, Inc.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                             850460639
               --------                             ---------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)


     641 Fifth Avenue, Suite 36F, New York, New York            10022
     -----------------------------------------------         ------------
         (Address of principal executive offices)             (Zip Code)


                                 (212) 752-0505
                                 --------------
                 Issuer's telephone number, including area code

(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO /_/

The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2001 was as follows: 112,090,179 shares of Common Stock, 118,499 shares of Series B Preferred Stock, and 10,000 shares of Series C Preferred Stock.

          Transitional Small Business Disclosure Format: YES /_/ NO /X/

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

                                     PART I

Item 1.     Financial Statements

Consolidated Balance Sheet
June 30, 2001
(Unaudited)

ASSETS
Current assets:
    Cash and cash equivalents                                                                                          $    194,000
    Prepaid expenses                                                                                                        173,000
                                                                                                                       ------------

        Total current assets                                                                                                367,000
                                                                                                                       ------------

Property and equipment, net                                                                                                 136,000
Investments                                                                                                                 544,000
Intangible assets, net                                                                                                      751,000
Patents, net                                                                                                              1,789,000
Security deposit                                                                                                              7,000
                                                                                                                       ------------

                                                                                                                       $  3,594,000
                                                                                                                       ============

LIABILITIES
Current liabilities:
    Accounts payable and accrued expenses                                                                              $    220,000
    Note payable to stockholder                                                                                             275,000
    Note payable - other                                                                                                    293,000
                                                                                                                       ------------

        Total current liabilities                                                                                           788,000
                                                                                                                       ------------

Commitments

STOCKHOLDERS' EQUITY
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525
    Shares; issued and outstanding - none
Series B convertible, authorized 250,000 shares; 118,499 shares issued and outstanding
Series C convertible, redeemable, authorized 14,000 shares; 10,000 shares issued and outstanding
Common, authorized 250,000,000 shares, 112,090,179 shares issued,
    and outstanding, 158,257 shares issuable                                                                                111,000
Additional paid-in capital                                                                                               38,166,000
Deferred compensation                                                                                                      (270,000)
Deficit accumulated during the development stage                                                                        (35,201,000)
                                                                                                                       ------------

        Total stockholders' equity                                                                                        2,806,000
                                                                                                                       ------------

                                                                                                                       $  3,594,000
                                                                                                                       ============


The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Operations
(Unaudited)

                                                                                                                       Period From
                                                       Three Months Ended                 Six Months Ended              Inception
                                                             June 30,                          June 30,               July 31, 1992
                                                 ---------------------------      -------------------------------        Through
                                                      2001           2000             2001              2000          June 30, 2001
                                                 ------------   ------------      ------------   ----------------     -------------
Revenues                                                                                                              $    250,000
                                                                                                                      ------------

Operating costs and expenses:
    Salaries and employee benefits               $     7,000                      $     10,000                           4,439,000
    Consulting fees                                   621,000                          824,000                           7,136,000
    Materials and supplies                                                                                                 987,000
    General and administrative                      1,313,000   $    265,000         2,154,000   $        611,000       14,260,000
    Rent and utilities                                 19,000         15,000            33,000             19,000          610,000
    Research and development                          405,000        775,000         1,378,000          1,419,000        6,094,000
                                                 ------------   ------------      ------------   ----------------     ------------

        Total operating costs and expenses          2,365,000      1,055,000         4,399,000          2,049,000       33,526,000
                                                 ------------   ------------      ------------   ----------------     ------------

Loss from operations before other income
    and expenses                                   (2,365,000)    (1,055,000)       (4,399,000)        (2,049,000)     (33,276,000)

Other income and (expenses):
    Contract revenue                                                                                                     3,602,000
    Interest and other expense                         (8,000)        (5,000)          (18,000)            (8,000)        (586,000)
    Interest income                                     2,000          6,000            14,000             22,000          165,000
    Loss of equity investees                                                                                              (100,000)
                                                 ------------   ------------      ------------   ----------------     ------------

Net loss/comprehensive loss                      $ (2,371,000)  $ (1,054,000)     $ (4,403,000)  $     (2,035,000)    $(30,195,000)
                                                 ============                     ============                        ============

Dividends on Series C preferred stock
    beneficial conversion feature                                 (1,400,000)                          (1,400,000)
                                                                ------------                     ----------------

Net loss attributable to common shareholders     $ (2,371,000)  $ (2,454,000)     $ (4,403,000)  $     (3,435,000)
                                                 ============   ============      ============   ================

Basic and diluted loss per share:
    Weighted average number of common shares
        outstanding                               107,897,000    101,793,000       107,897,000        101,793,000
                                                 ============   ============      ============   ================

   Basic and diluted loss per share                     $(.02)         $(.02)           $(.04)              $(.03)
                                                        =====          =====            =====               =====


The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity (Capital Deficiency)
(Notes A and F)
For the Cumulative Period From July 31, 1992 (Inception) Through June 30, 2001 (Unaudited)


                                                                              Preferred Stock
                                                                              $.001 Par Value
                                                                       ---------------------------              Common Stock
                                                            Series A             Series B                      $.001 Par Value
                                                            Preferred  ---------------------------    -----------------------------
                                                              Stock       Shares          Amount            Shares           Amount
                                                         ------------  ------------   ------------    ----------       ------------
Initial issuance of shares to founders on contribution
    of intangible assets at historic cost basis                                                       14,391,627        $    14,500
Additional founders' contribution
Issuance of 1,037,000 shares of Series A preferred
    Stock, net of issuance costs                         $     10,000
Net loss
                                                         ------------                                 ----------       ------------

Balance, March 31, 1993                                        10,000                                 14,391,627             14,500
Issuance of shares to investor at approximately
    $.21 per share                                                                                    14,391,627             14,500
Issuance of shares on exercise of options                                                                479,720              1,000
Services performed in exchange for Series A
    Preferred stock issued in fiscal 1993
Net loss
                                                         ------------                                 ----------       ------------

Balance, March 31, 1994                                        10,000                                 29,262,974             30,000
Services performed for Series A preferred stock
    issued in fiscal 1993
Issuance of shares at approximately $.52 per share                                                       345,399
Net loss
                                                         ------------                                 ----------       ------------

Balance, December 31, 1994                                     10,000                                 29,608,373             30,000
Issuance of 163,000 shares of Series A
    Preferred stock                                             2,000
Write-off of amounts receivable from stockholders
Net loss
                                                         ------------                                 ----------       ------------

Balance, December 31, 1995                                     12,000                                 29,608,373             30,000
Issuance of shares upon exercise of option for
    $15,000                                                                                           14,391,627             14,000
Net loss
                                                         ------------                                 ----------       ------------

Balance, December 31, 1996                                     12,000                                 44,000,000             44,000
Purchase and retirement of 1,200,000 shares of
    Series A preferred stock                                  (12,000)
Purchase of 7,195,814 treasury shares of common
    stock for $15,000
Net loss/comprehensive loss
                                                         ------------  ------------   ------------    ----------       ------------

Balance, December 31, 1997 (carried forward)                        0             0              0    44,000,000             44,000




                                                                                           Deficit
                                                                          Amounts         Accumulated
                                                          Additional     Receivable       During the
                                                           Paid-in          From          Development     Treasury
                                                           Capital      Stockholders         Stage         Stock            Total
                                                         ------------  --------------    -------------   -----------   -----------

Initial issuance of shares to founders on contribution
    of intangible assets at historic cost basis          $        500                                                  $    15,000
Additional founders' contribution                              40,000         (40,000)                                           0
Issuance of 1,037,000 shares of Series A preferred
    Stock, net of issuance costs                            1,020,000        (286,000)                                     744,000
Net loss                                                                                 $    (543,000)                   (543,000)
                                                         ------------  --------------    -------------   -----------   -----------

Balance, March 31, 1993                                     1,060,500        (326,000)        (543,000)                    216,000
Issuance of shares to investor at approximately
    $.21 per share                                          2,985,500                                                    3,000,000
Issuance of shares on exercise of options                      49,000                                                       50,000
Services performed in exchange for Series A
    Preferred stock issued in fiscal 1993                                     127,000                                      127,000
Net loss                                                                                    (2,292,000)                 (2,292,000)
                                                         ------------  --------------    -------------   -----------   -----------

Balance, March 31, 1994                                     4,095,000        (199,000)      (2,835,000)                  1,101,000
Services performed for Series A preferred stock
    issued in fiscal 1993                                                     159,000                                      159,000
Issuance of shares at approximately $.52 per share            182,000                                                      182,000
Net loss                                                                                    (2,250,000)                 (2,250,000)
                                                         ------------  --------------    -------------   -----------   -----------

Balance, December 31, 1994                                  4,277,000         (40,000)      (5,085,000)                   (808,000)
Issuance of 163,000 shares of Series A
    Preferred stock                                           161,000                                                      163,000
Write-off of amounts receivable from stockholders             (40,000)         40,000                                            0
Net loss                                                                                      (972,000)                   (972,000)
                                                         ------------  --------------    -------------   -----------   -----------

Balance, December 31, 1995                                  4,398,000               0       (6,057,000)                 (1,617,000)
Issuance of shares upon exercise of option for
    $15,000                                                     1,000                                                       15,000
Net loss                                                                                      (284,000)                   (284,000)
                                                         ------------  --------------    -------------   -----------   -----------

Balance, December 31, 1996                                  4,399,000               0       (6,341,000)                 (1,886,000)
Purchase and retirement of 1,200,000 shares of
    Series A preferred stock                                  (58,000)                                                     (70,000)
Purchase of 7,195,814 treasury shares of common
    stock for $15,000                                                                                    $   (15,000)      (15,000)
Net loss/comprehensive loss                                                                   (335,000)                   (335,000)
                                                         ------------  --------------    -------------   -----------   -----------

Balance, December 31, 1997 (carried forward)                4,341,000               0        (6,676,000)     (15,000)    (2,306,000)


The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity (Capital Deficiency) (continued) (Notes A and F)
For the Cumulative Period From July 31, 1992 (Inception) Through June 30, 2001 (continued)
(Unaudited)


                                                                                   Preferred Stock
                                                                                   $.001 Par Value
                                                                               -----------------------           Common Stock
                                                                  Series A            Series B                 $.001 Par Value
                                                                 Preferred     -----------------------     ------------------------
                                                                   Stock        Shares         Amount        Shares       Amount
                                                                 ---------     --------       --------     ----------   -----------
Balance, December 31, 1997 (brought forward)                             0            0              0     44,000,000   $    44,000
Purchase of 7,195,813 treasury shares of common
      stock for $15,000
Special distribution of 14,391,627 shares of
      common stock to Projectavision, Inc.
Shares deemed issued in connection
      with reverse merger                                                                                  11,000,000        11,000
Issuance of 182,525 shares of Series A preferred
      stock and warrants exercisable into 750,000 shares
      of common stock at an exercise price of $.10 per
      share in exchange for note payable of $1,500,000
      and accrued interest of $330,000 including deemed
      dividend in connection with Beneficial conversion
      feature of preferred stock
Issuance of shares at $.20 per share, net of Issuance
      costs                                                                                                 5,000,000         5,000
Issuance of shares to purchase intangible assets                                                            7,200,000         7,000
Issuance of shares at $.58 per share for
      Consulting services                                                                                   1,000,000         1,000
Issuance of warrants on February 10, 1998 to
      purchase 2,000,000 shares of common stock
      exercisable at $.75 per share at fair value for
      services resulting from cashless exercise feature
Issuance of shares at $.18 per share                                                                          275,000
Issuance of shares on conversion of 182,525 shares
      of Series A preferred stock                                                                           9,435,405        10,000
Issuance of shares at $.05 per share                                                                       20,340,000        20,000
Issuance of stock options and warrants at fair value for
      services
Net loss/comprehensive loss
                                                                 ---------     --------       --------     ----------   -----------
Balance, December 31, 1998
(carried forward)                                                        0            0              0     98,250,405        98,000


                                                                                            Deficit
                                                                               Amounts    Accumulated
                                                               Additional    Receivable   During the
                                                                 Paid-in        From      Development     Treasury
                                                                 Capital    Stockholders     Stage          Stock         Total
                                                               -----------  ------------  -----------    -----------   -----------
Balance, December 31, 1997 (brought forward)                   $ 4,341,000    $       0   $(6,676,000)   $   (15,000)  $(2,306,000)
Purchase of 7,195,813 treasury shares of common
      stock for $15,000                                                                                      (15,000)      (15,000)
Special distribution of 14,391,627 shares of
      common stock to Projectavision, Inc.                         346,000                                    30,000       376,000
Shares deemed issued in connection
      with reverse merger                                          (11,000)
Issuance of 182,525 shares of Series A preferred
      stock and warrants exercisable into 750,000 shares
      of common stock at an exercise price of $.10 per
      share in exchange for note payable of $1,500,000
      and accrued interest of $330,000 including deemed
      dividend in connection with Beneficial conversion
      feature of preferred stock                                 2,850,000                 (1,020,000)                    1,830,000
Issuance of shares at $.20 per share, net of Issuance
      costs                                                        970,000                                                  975,000
Issuance of shares to purchase intangible assets                 1,433,000                                                1,440,000
Issuance of shares at $.58 per share for
      Consulting services                                          579,000                                                  580,000
Issuance of warrants on February 10, 1998 to
      purchase 2,000,000 shares of common stock
      exercisable at $.75 per share at fair value for
      services resulting from cashless exercise feature            660,000                                                  660,000
Issuance of shares at $.18 per share                                50,000                                                   50,000
Issuance of shares on conversion of 182,525 shares
      of Series A preferred stock                                  (10,000)
Issuance of shares at $.05 per share                               997,000                                                1,017,000
Issuance of stock options and warrants at fair value for
      services                                                   2,165,000                                                2,165,000
Net loss/comprehensive loss                                                                (4,580,000)                   (4,580,000)
                                                                 ---------     --------       --------     ----------   -----------
Balance, December 31, 1998
(carried forward)                                               14,370,000            0   (12,276,000)             0     2,192,000


MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity (Capital Deficiency)(continued) (Notes A and F)
For the Cumulative Period From July 31, 1992 (Inception) Through June 30, 2001 (continued)
(Unaudited)


                                                                                   Preferred Stock
                                                                                   $.001 Par Value
                                                                               -----------------------           Common Stock
                                                                  Series A            Series B                 $.001 Par Value
                                                                 Preferred     -----------------------    -------------------------
                                                                   Stock        Shares         Amount        Shares       Amount
                                                                 ---------     --------       --------    -----------   -----------

      (brought forward)                                                  0            0       $      0     98,250,405   $    98,000
Issuance of shares in satisfaction
      Of accrued expenses                                                                                      78,000
Issuance of shares at $.49 per
      Share for consulting services                                                                            10,000
Issuance of shares at $.49 per
      Share to purchase furniture
      and fixtures                                                                                            100,000
Issuance of shares at market
      Prices  as consulting services
      were performed                                                                                           17,269
Issuance of shares to purchase
      Intangible assets                                                                                     1,000,000         1,000
Issuance of shares at $1.25 per
      Share for services                                                                                        1,600
Issuance of stock options
      at fair value for services
Issuance of warrants on February 10,
      1998 to purchase 2,000,000
      shares of common stock
      exercisable at $.75 per share
      for consulting services
      resulting from notification of
      warrant holder of intent to
      exercise
Shares issuable at $1.27 per
      Share in connection with note
      payable
Issuance of shares on exercise
      Of 100,000 options at $.20 per
      share                                                                                                   100,000
Issuance of Series B convertible
      Preferred shares at $6.00 per
      share including deemed dividend
      in connection with beneficial
      conversion feature of preferred
      stock                                                                     245,165
Issuance of shares at $.75 per share                                                                          533,000         1,000
Net loss/comprehensive loss
                                                                 ---------     --------       --------    -----------   -----------
Balance, December 31, 1999
(carried forward)                                                        0      245,165              0    100,090,274       100,000


                                                                                            Deficit
                                                                               Amounts    Accumulated
                                                               Additional    Receivable   During the
                                                                 Paid-in        From      Development     Treasury
                                                                 Capital    Stockholders     Stage          Stock         Total
                                                               -----------  ------------  ------------    -----------   -----------

      (brought forward)                                        $14,370,000  $          0  $(12,276,000)   $         0   $ 2,192,000
Issuance of shares in satisfaction
      Of accrued expenses                                           15,000                                                   15,000
Issuance of shares at $.49 per
      Share for consulting services                                  5,000                                                    5,000
Issuance of shares at $.49 per
      Share to purchase furniture
      and fixtures                                                  49,000                                                   49,000
Issuance of shares at market
      Prices  as consulting services
      were performed                                                15,000                                                   15,000
Issuance of shares to purchase
      Intangible assets                                            999,000                                                1,000,000
Issuance of shares at $1.25 per
      Share for services                                             2,000                                                    2,000
Issuance of stock options
      at fair value for services                                 6,572,000                                                6,572,000
Issuance of warrants on February 10,
      1998 to purchase 2,000,000
      shares of common stock
      exercisable at $.75 per share
      for consulting services
      resulting from notification of
      warrant holder of intent to
      exercise                                                   1,090,000                                                1,090,000
Shares issuable at $1.27 per
      Share in connection with note
      payable                                                      191,000                                                  191,000
Issuance of shares on exercise
      Of 100,000 options at $.20 per
      share                                                         20,000                                                   20,000
Issuance of Series B convertible
      Preferred shares at $6.00 per
      share including deemed dividend
      in connection with beneficial
      conversion feature of preferred
      stock                                                      2,942,000                  (1,471,000)                   1,471,000
Issuance of shares at $.75 per share                               399,000                                                  400,000
Net loss/comprehensive loss                                                                 (9,800,000)                  (9,800,000)
                                                               -----------  ------------  ------------    -----------   -----------
Balance, December 31, 1999
(carried forward)                                               26,669,000             0   (23,547,000)             0     3,222,000


MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity (Capital Deficiency)
(Notes A and F) (continued)
For the Cumulative Period From July 31, 1992 (Inception) Through June 30, 2001 (Unaudited)


                                                                                   Preferred Stock               Common Stock
                                                                                   $.001 Par Value             $.001 Par Value
                                                                               -----------------------     ------------------------
                                                                  Series A            Series B                     Series C
                                                                 Preferred     -----------------------     ------------------------
                                                                   Stock        Shares         Amount        Shares       Amount
                                                                 ---------     --------       --------     ----------   -----------
Balance, December 31, 1999 (brought forward)                             0      245,165       $      0              0   $         0

Issuance of shares at $.75 per share
Issuance of shares at market price for services

Issuance of common stock to Equilink, LLC on exercise of cashless warrants

Sharesissued of Series C convertible preferred
      shares at $100.00 per share including
      deemed dividend In connection with
      beneficial conversion feature of preferred
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

Issuance of shares in connection with Series C
      Preferred stock private placement

Issuance of shares at $1.25 per share

Conversion of Series B preferred stock to common                                (60,000)
Issuance of shares at market price for services
Shares issuable at market price for services
Net loss/comprehensive loss
                                                                 ---------     --------       --------     ----------   -----------
Balance, December 31, 2000 (carried forward)                             0      185,165       $      0         14,000   $         0




                                                                      Common Stock                                        Amounts
                                                                    $.001 Par Value         Additional                  Receivable
                                                                ------------------------      Paid-in      Deferred        From
                                                                  Shares       Amount         Capital    Compensation  Stockholders
                                                                ----------   -----------    -----------  ------------  ------------
Balance, December 31, 1999 (brought forward)                    100,090,274  $    100,000  $ 26,669,000                 $         0

Issuance of shares at $.75 per share                                515,000         1,000       385,000
Issuance of shares at market price for services                       4,942

Issuance of common stock to Equilink, LLC on
      exercise of cashless warrants                               1,076,923         1,000        (1,000)

Sharesissued of Series C convertible preferred
      shares at $100.00 per share including
      deemed dividend In connection with
      beneficial conversion feature of preferred
      stock                                                                                   2,199,000

Issuance of shares in connection with Series C
      Preferred stock private placement investment                  700,000         1,000       600,000

Shares issuable at $2.23 per share in connection
      with research and development and license
      Agreement                                                                               1,115,000

Issuance of shares at market price for services                      11,083                      24,000
Issuance of options at market value for services                                                229,000
Issuance of options to purchase 100,000 shares @$.40
      per share for services                                                                    425,000   $  (425,000)
Amortization of deferred compensation costs                                                                   113,000
Issuance of shares to purchase furniture and fixtures                10,500                      40,000

Issuance of shares in connection with Series C
      Preferred stock private placement                              10,000

Issuance of shares at $1.25 per share                             1,600,050         2,000     1,998,000

Conversion of Series B preferred stock to common                    600,000
Issuance of shares at market price for services                      51,000                     102,000
Shares issuable at market price for services                                                     88,000
Net loss/comprehensive loss
                                                                ----------    -----------   -----------  ------------  ------------
Balance, December 31, 2000 (carried forward)                    104,669,772       105,000    33,873,000      (312,000)            0




                                                                  Deficit
                                                                Accumulated
                                                                During the
                                                                Development     Treasury
                                                                   Stage          Stock         Total
                                                                ------------   -----------   -----------
Balance, December 31, 1999 (brought forward)                    $(23,547,000)  $         0   $ 3,222,000

Issuance of shares at $.75 per share                                                             386,000
Issuance of shares at market price for services

Issuance of common stock to Equilink, LLC on exercise of cashless warrants

Sharesissued of Series C convertible preferred
      shares at $100.00 per share including
      deemed dividend In connection with
      beneficial conversion feature of preferred
      stock                                                       (1,400,000)                    799,000

Issuance of shares in connection with Series C
      Preferred stock private placement investment                                               601,000

Shares issuable at $2.23 per share in connection
      with research and development and license
      Agreement                                                   (1,115,000)

Issuance of shares at market price for services                                                   24,000
Issuance of options at market value for services                                                 229,000
Issuance of options to purchase 100,000 shares @$.40
      per share for services                                                                     113,000
Amortization of deferred compensation costs
Issuance of shares to purchase furniture and fixtures                                             40,000

Issuance of shares in connection with Series C
      Preferred stock private placement

Issuance of shares at $1.25 per share                                                          2,000,000

Conversion of Series B preferred stock to common
Issuance of shares at market price for services                                                  102,000
Shares issuable at market price for services                                                      88,000
Net loss/comprehensive loss                                       (4,736,000)                 (4,736,000)
                                                                ------------   -----------   -----------
Balance, December 31, 2000 (carried forward)                     (30,798,000)            0     2,868,000


MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity (Capital Deficiency)
(Notes A and F) (continued)
For the Cumulative Period From July 31, 1992 (Inception) Through June 30, 2001 (Unaudited)


                                                                                   Preferred Stock               Common Stock
                                                                                   $.001 Par Value             $.001 Par Value
                                                                               -----------------------     ------------------------
                                                                  Series A            Series B                     Series C
                                                                 Preferred     -----------------------     ------------------------
                                                                   Stock        Shares         Amount        Shares       Amount
                                                                 ---------     --------       --------     ----------   -----------
Balance, December 31, 2000 (brought forward)                             0      185,165       $      0         14,000   $         0

Issuance of options at fair value for services
Issuance of common shares at market price for services
Conversion of Series B preferred stock to common                                (66,666)

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

Shares issuable at market price for services
Amortization of deferred compensation costs


Issuance of common shares at market prices for services
Issuance of common shares at market price for services
Issuance of shares at $.62 per share, net of issuance
      costs
Conversion of Series C preferred stock to common                                                               (4,000)
Issuance of shares at $.60 per share, net of issuance
      costs
Issuance of shares at $.80 per share, net of issuance
      costs
Issuance of common shares at market price for services
Issuance of common stock to a stockholder on exercise
      of warrants




                                                                       Common Stock                                        Amounts
                                                                     $.001 Par Value         Additional                  Receivable
                                                                 ------------------------      Paid-in      Deferred        From
                                                                   Shares       Amount         Capital    Compensation  Stockholders
                                                                 ----------   -----------    -----------  ------------  ------------
Balance, December 31, 2000 (brought forward)                    104,669,772   $   105,000    $33,873,000  $   (312,000) $          0

Issuance of options at fair value for services                                                   332,000
Issuance of common shares at market price for services               47,762
Conversion of Series B preferred stock to common                    666,660

Issuance of common shares on exercise of 75,000
      options on a cashless basis                                    73,064
Issuance of common shares in exchange for warrants                  150,000                      225,000
                                                                                                (225,000)
Issuance of common shares for services                                6,000                        6,000
Issuance of common shares at $.67 per share - net of
      issuance cost                                                 150,000                       96,000

Issuance of common shares at $.72 per share - net of
      issuance cost                                                 200,000                      138,000
Issuance of common shares for consulting services                   405,000                      396,000

Shares issuable at market price for services                                                       8,000
Amortization of deferred compensation costs
                                                                                                                21,000

Issuance of common shares at market prices for services               6,890
Issuance of common shares at market price for services               97,500                       60,000
Issuance of shares at $.62 per share, net of issuance
      costs                                                         112,500                       66,000
Conversion of Series C preferred stock to common                    800,000                       (1,000)
Issuance of shares at $.60 per share, net of issuance
      costs                                                         200,000                      115,000
Issuance of shares at $.80 per share, net of issuance
      costs                                                         100,000                       76,000
Issuance of common shares at market price for services              195,000         1,000        137,000
Issuance of common stock to a stockholder on exercise
      of warrants                                                   942,281         1,000        781,000


                                                                   Deficit
                                                                 Accumulated
                                                                 During the
                                                                 Development     Treasury
                                                                    Stage          Stock         Total
                                                                 ------------   -----------   -----------
Balance, December 31, 2000 (brought forward)                     $(30,798,000)  $         0   $ 2,868,000

Issuance of options at fair value for services                                                    332,000
Issuance of common shares at market price for services
Conversion of Series B preferred stock to common

Issuance of common shares on exercise of 75,000
      options on a cashless basis
Issuance of common shares in exchange for warrants                                                225,000
                                                                                                 (225,000)
Issuance of common shares for services                                                              6,000
Issuance of common shares at $.67 per share - net of
      issuance cost                                                                                96,000

Issuance of common shares at $.72 per share - net of
      issuance cost                                                                               138,000
Issuance of common shares for consulting services                                                 396,000

Shares issuable at market price for services                                                        8,000
Amortization of deferred compensation costs                                                        21,000


Issuance of common shares at market prices for services
Issuance of common shares at market price for services                                             60,000
Issuance of shares at $.62 per share, net of issuance
      costs                                                                                        66,000
Conversion of Series C preferred stock to common                                                   (1,000)
Issuance of shares at $.60 per share, net of issuance
      costs                                                                                       115,000
Issuance of shares at $.80 per share, net of issuance
      costs                                                                                        76,000
Issuance of common shares at market price for services                                            138,000
Issuance of common stock to a stockholder on exercise
      of warrants                                                                                 782,000


MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity (Capital Deficiency)
(Notes A and F) (continued)
For the Cumulative Period From July 31, 1992 (Inception) Through June 30, 2001 (Unaudited)


                                                                               Preferred Stock           Preferred Stock
                                                                               $.001 Par Value           $.001 Par Value
                                                           Series A               Series B                   Series C
                                                          Preferred     -------------------------  --------------------------------
                                                            Stock         Shares        Amount         Shares            Amount
                                                          ----------    ----------   ------------  --------------    --------------
Issuance of shares to purchase stock of Teneo
    Computing, Inc.
Issuance of shares to purchase 40,672 shares of
    common stock of Novint Technologies, Inc.
Issuance of shares at $.72 per share, net of issuance
    costs
Issuance of shares on exercise of 15,000 options at $.20
    per share
Issuance of common shares at market price for services
Issuances of common shares at market prices for
    consulting services
Shares issuable at market price for services
Amortization of deferred compensation costs

Net loss/comprehensive loss
                                                          ----------    ----------   ------------  --------------    --------------

Balance, June 30, 2001                                    $        0       118,499   $          0          10,000    $            0
                                                          ==========    ==========   ============  ==============    ==============



                                                                Common Stock
                                                               $.001 Par Value              Additional      Receivable
                                                          -----------------------------      Paid-in         Deferred
                                                             Shares          Amount          Capital        Compensation
                                                          -------------  --------------    ------------    ---------------

Issuance of shares to purchase stock of Teneo
    Computing, Inc.                                           1,400,000  $        2,000    $    782,000
Issuance of shares to purchase 40,672 shares of
    common stock of Novint Technologies, Inc.                 1,000,000           1,000         559,000
Issuance of shares at $.72 per share, net of issuance
    costs                                                       135,000                          94,000
Issuance of shares on exercise of 15,000 options at $.20
    per share                                                    15,000                           3,000
Issuance of common shares at market price for services          102,750                          74,000
Issuances of common shares at market prices for
    consulting services                                         615,000           1,000         564,000
Shares issuable at market price for services                                                      7,000
Amortization of deferred compensation costs                                                                $        21,000

Net loss/comprehensive loss
                                                          -------------  --------------    ------------    ---------------

Balance, June 30, 2001                                      112,090,179  $      111,000    $ 38,166,000    $      (270,000)
                                                          =============  ==============    ============    ================




                                                              Amounts            Deficit
                                                            During the         Accumulated
                                                                From           Development           Treasury
                                                           Stockholders            Stage               Stock             Total
                                                           ---------------   ------------------   ---------------    ------------

Issuance of shares to purchase stock of Teneo
    Computing, Inc.                                                                                                     $ 784,000
Issuance of shares to purchase 40,672 shares of
    common stock of Novint Technologies, Inc.                                                                             560,000
Issuance of shares at $.72 per share, net of issuance
    costs                                                                                                                  94,000
Issuance of shares on exercise of 15,000 options at $.20
    per share                                                                                                               3,000
Issuance of common shares at market price for services                                                                     74,000
Issuances of common shares at market prices for
    consulting services                                                                                                   565,000
Shares issuable at market price for services                                                                                7,000
Amortization of deferred compensation costs                                                                                21,000

Net loss/comprehensive loss                                                  $       (4,403,000)                       (4,403,000)
                                                           ---------------   ------------------   ---------------    ------------

Balance, June 30, 2001                                     $             0   $      (35,201,000)  $             0    $  2,806,000
                                                           ===============   ==================   ===============    ============


The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                                       Period From
                                                               Three Months Ended              Six Months Ended         Inception
                                                                    June 30,                       June 30,           July 31, 1992
                                                             -------------------------    -------------------------      Through
                                                                 2001          2000           2001          2000      June 30, 2001
                                                             -----------  ------------    -----------   -----------   -------------
Cash flows from operating activities:
    Net loss                                                 $(2,371,000)  $(1,054,000)   $(4,403,000)  $(2,035,000)  $ (30,195,000)
    Adjustments to reconcile net loss to net cash used
        in operating activities:
           Common stock issued for services                      917,000         8,000      1,099,000        16,000       1,915,000
           Preferred stock issued for services                                                                              598,000
           Stock options issued for services                      21,000                      374,000                     9,453,000
           Warrants issued for services                                                                                   1,750,000
           Financing costs payable with common stock             773,000                      773,000                       964,000
           Loss of equity investees                                                                                         100,000
           Depreciation and amortization                         117,000        66,000        184,000       131,000       1,126,000
           Changes in:
               Prepaid expenses                                   (6,000)       15,000          6,000       (40,000)         (6,000)
               Accounts payable and accrued expenses            (169,000)      (79,000)       (21,000)     (126,000)        575,000
               Accounts receivable                                87,000                       87,000
                                                             -----------  ------------    -----------   -----------   -------------
                  Net cash used in operating activities         (631,000)   (1,044,000)    (1,901,000)   (2,054,000)    (13,720,000)
                                                             ------------ ------------    -----------   -----------   -------------

Cash flows from investing activities;
    Purchase of equipment                                                      (11,000)        (3,000)      (22,000)       (423,000)
    Purchase of investment                                                                                                 (100,000)
    Proceeds from sale of equipment                                                                                          14,000
                                                             -----------  ------------    -----------   -----------   -------------
                  Net cash used in investing activities                0       (11,000)        (3,000)      (22,000)       (509,000)
                                                             -----------  ------------    -----------   -----------   -------------

Cash flows from financing activities:
    Purchase of treasury stock                                                                                             (100,000)
    Proceeds from note payable to stockholders                                                                            2,149,000
    Repayment of note payable - other                              (3,000)                      (7,000)                     293,000
    Net proceeds from issuance of preferred stock                               900,000                      900,000      3,569,000
    Net proceeds from issuance of common stock                    351,000                      585,000       711,000      8,680,000
    Loan repayment to preferred stockholder                                                                                (148,000)
    Capital lease payments                                                                                                  (13,000)
    Security deposit paid                                                                                                    (7,000)
                                                             ------------  ------------   ------------  ------------  -------------
                  Net cash provided by financing activities       348,000       900,000        578,000     1,611,000     14,423,000
                                                             ------------  ------------   ------------  ------------  -------------

Net (decrease) increase in cash and cash equivalents             (283,000)     (155,000)    (1,326,000)     (465,000)       194,000
Cash and cash equivalents, beginning of period                    477,000       858,000      1,520,000     1,168,000
                                                             ------------  ------------   ------------  ------------  -------------

Cash and cash equivalents, end of period                     $    194,000  $    703,000   $    194,000  $    703,000  $     194,000
                                                             ============  ============   ============  ============  =============


The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Cash Flows (continued)
(Unaudited)

                                                                                                                    Period From
                                                                     Three Months Ended      Six Months Ended        Inception
                                                                          June 30,                June 30,         July 31, 1992
                                                                    -------------------    ----------------------     Through
                                                                      2001       2000        2001          2000    June 30, 2001
                                                                    ----------  -------    -------        ------- --------------
Supplemental disclosure of cash flow information:
    Interest paid                                                   $  5,000                $  11,000             $      25,000
                                                                   =========               ==========             =============

Supplemental disclosures of noncash investing and
    Financing activities:
        Fixed assets contributed to the Company in exchange for
           Series A preferred stock                                                                               $      45,000
                                                                                                                  =============
        Issuance of 14,391,627 common shares to
           acquire intangible assets                                                                              $      15,000
                                                                                                                  =============
        Special distribution of 14,391,627 shares of common stock
           to stockholder in settlement of stockholder advances                                                   $     376,000
                                                                                                                  =============
        Issuance of 7,200,000 common shares to acquire
           intangible assets                                                                                      $   1,440,000
                                                                                                                  =============
        Issuance of Series A preferred stock and warrants in
           settlement of note payable and accrued interest                                                        $   1,830,000
                                                                                                                  =============
        Issuance of 1,000,000 common shares to acquire
           intangible assets                                                                                      $   1,000,000
                                                                                                                  =============
        Issuance of 100,000 common shares to acquire furniture
           and fixtures                                                                                           $      49,000
                                                                                                                  =============
        Issuance of 78,000 common shares in satisfaction of
           accrued expenses                                                                                       $      15,000
                                                                                                                  =============
        Issuance of 10,500 shares to acquire furniture and
           fixtures                                                                                               $      41,000
                                                                                                                  =============
        Issuance of 1,400,000 common shares to acquire
           Teneo Computing, Inc.                                    $784,000                $ 784,000             $     784,000
                                                                   =========               ==========             ==============
        Issuance of 1,000,000 common shares to purchase
           common stock of Novint Technologies, Inc.                $560,000                $ 560,000             $     560,000
                                                                   =========               ==========             =============


The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Notes to Financial Statements
June 30, 2001
(Unaudited)


NOTE A - ORGANIZATION AND OPERATIONS

Manhattan Scientifics, Inc. (formerly Grand Enterprises, Inc. ("Grand")), and its wholly-owned subsidiaries Tamarack Storage Devices, Inc. and Teneo Computing, Inc. and equity investments (collectively "the Company"), a development stage enterprise, operates in a single business segment as a technology incubator that seeks to acquire, develop and bring to market technologies in fields with an emphasis in the area of consumer and commercial electronics. At June 30, 2001, the Lauer Entities claim beneficial ownership of approximately 41 percent of the Company's common stock (see Note F).

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

In May 2001 as part of a series of transactions between Company and Novint Technologies, Inc. ("Novint") modifying an earlier agreement, the Company acquired all of the outstanding common stock of Teneo Computing, Inc. ("Teneo") by issuing 1,400,000 common shares to the stockholders of Teneo valued at $784,000. Teneo, a development stage enterprise, is a Delaware corporation. Teneo has been involved in research and development of proprietary technologies and products in the area of haptics. (See Note H[1]).

The Company has been engaged primarily in directing, supervising and coordinating research and development efforts in the continuing development of its products, raising funds and working to bring products to market. The Company conducts its operations primarily in the United States.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Notes to Financial Statements
June 30, 2001
(Unaudited)

NOTE A - ORGANIZATION AND OPERATIONS (CONTINUED)

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

[2]      Principles of consolidation:

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Notes to Financial Statements
June 30, 2001
(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
         RELATED MATTERS (CONTINUED)

[7]      Research and development expenses:

         Costs of research and development activities are expensed as incurred.

[8]      Advertising expenses:

         The Company expenses advertising costs which consist primarily of promotional items and print media, as incurred. Advertising expenses amounted to $3,000, $8,000, and $59,000 for the six months ended June 30, 2001, 2000 and for the cumulative period July 31, 1992 (inception) through June 30, 2001.

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

[10]     Investments:

         The Company initially recorded its investments in NMXS.com, Inc. and Novint Technologies, Inc. at cost and uses the equity method of accounting to record its share of income or loss. (See Note D).

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

[12]     Valuation of long-lived assets:

         The Company evaluates the carrying value of long-lived assets to be held and used on a periodic basis. Management utilizes anticipated net cash flows to determine if impairment has occurred. Based upon these evaluations, there were no adjustments to the carrying value of long-lived assets during the three months ended June 30, 2001.

[13]     Interim financial statements:

         Financial statements as of June 30, 2001 and the six months ended June 20, 2001 and 2000 and the respective amounts included in the period from inception July 31,1992 are unaudited but in the opinion of management, the financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the comparative financial position and results of operations. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Notes to Financial Statements
June 30, 2001
(Unaudited)

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2001 consists of the following:

                                                  Useful Lives
                                                   In Years
                                                   --------

            Furniture and fixtures                      5          $ 98,000
            Computers                                   5            44,000
            Equipment                                   5           174,000
                                                                   --------
                                                                    316,000
            Less accumulated depreciation                           180,000
                                                                   --------
                                                                   $136,000
                                                                   ========

NOTE D - INVESTMENTS

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

During 1999, in connection with NMXS' transactions in its own common stock, the Company's ownership was first reduced to 31% and then in August 1999, the Company realized gains amounting to approximately $532,000 and its ownership percentage was further diluted to 28% when NMXS became a public company through a reverse merger. The Company's equity in the net losses of NMXS during 1999 exceeded such gains. As a result of net losses through December 31, 1999, amounting to $632,000, including the above transactions, the Company's investment in NMXS was reduced to zero.

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

During the quarter ended June 30, 2001, the Company realized gains amounting to approximately $29,000 resulting from NMXS' capital transactions. The Company's equity in the net losses of NMXS during the quarter ended June 30, 2001 exceeded such gain.

As of June 30, 2001, the Company owns approximately 25% of NMXS.com, Inc.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Notes to Financial Statements
June 30, 2001
(Unaudited)

NOTE D - INVESTMENTS (CONTINUED)

The Company will not record any earnings associated with NMXS.com, Inc. until the losses not recognized during the period the equity method was suspended have been recovered. The cumulative losses in excess of the amount invested amounted to $436,000 as of June 30, 2001. In addition, per the stock purchase agreement with NMXS.com, Manhattan Scientifics provided NMXS.com with business and management advice through August 1999 without remuneration. Also, our CEO received a salary of $60,000 and a leased car from NMXS.com, Inc. as consideration for his services, including board membership, provided to NMXS.com, Inc. through December 2000. At the present time the CEO is not receiving any compensation.

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

The following is a summary of financial data regarding financial position and results of operations of NMXS.com, Inc. as of June 30, 2001 and for the six months ended June 30, 2001:

          Current assets (including cash of $45,000)      $   621,000
          Furniture and equipment                             364,000
          Goodwill                                            112,000
          Other assets                                          9,000
                                                          -----------

                                                          $ 1,106,000
                                                          ===========

          Liabilities                                     $   780,000
          Stockholders' equity                                326,000
                                                          -----------

                                                          $ 1,106,000
                                                          ===========

          Revenue                                         $   591,000
                                                          ===========

          Net loss                                        $(1,397,000)
                                                          ===========

Novint Technologies, Inc.

In June 2000 the Company entered into agreement with Novint Technologies, Inc. ("Novint") to exclusively license a development stage computer software technology on a worldwide basis, to fund research and development of such technology, and to exchange certain securities, among other things. On May 16, 2001, the Company entered into a series of transactions with Novint and others through which, among other things, the earlier agreements were modified and the Company acquired the stock of a third-party developer of the software technology. As of June 30, 2001 the Company has funded $1,385,000 of a commitment of $1.5 million toward research and development of the technology. The Company believes that it is premature to offer any assessment as to the ultimate commercial viability of any products that might be derived from this technology should it be successfully developed.

The initial investment amount of $560,000 exceeded the underlying net equity by approximately $377,000. The Company treated such excess as an expense to fund the research and development activities of Novint.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Notes to Financial Statements
June 30, 2001
(Unaudited)

NOTE D - INVESTMENTS (CONTINUED)

The following is a summary of financial data regarding financial position and results of operations of Novint Technologies, Inc. as of June 30, 2001 and for the period May 16, 2001 (date of acquisition) to June 30, 2001:

          Cash                                              $  57,000
          Equipment and software                              163,000
          Patent                                               89,000
          Other assets                                         74,000
                                                            ---------

                                                            $ 383,000
                                                            =========

          Liabilities                                       $  10,000
          Stockholders' equity                                373,000
                                                            ---------

                                                            $ 383,000
                                                            =========

          Revenue                                           $  52,000
                                                            =========

          Net loss                                          $(133,000)
                                                            =========


NOTE E - NOTES PAYABLE

In August 2000, the Company obtained a line of credit from a financial institution in the amount of $300,000. This line of credit bears interest at a rate of the 30 day Dealer Commercial paper rate plus 2.60% (6.33% at June 30, 2001). The line of credit will terminate on July 31, 2002. As of June 30, 2001, the Company was indebted in the amount of $293,000 which includes interest for the month of June 2001. This line of credit is guaranteed by the CEO of the Company. Interest expense for the six months ended June 30, 2001 amounted to $12,000.

In August 1999, the Company borrowed $275,000 from the Chief Operating Officer. The loan bears interest at the rate of 5.5% per annum and is due upon the earlier of 18 months or the date of a private placement raising at least $1,500,000. Repayment of the loan was extended for a three month term until September 30, 2001. The loan may be prepaid at any time. The Chief Operating Officer had originally delivered to the Company $275,000 to exercise options each exercisable to purchase common stock but such exercise was rescinded and the options have been treated as if not exercised. No shares were delivered as a result of this transaction. Interest expense for the six months ended June 30, 2001 amounted to $6,000.


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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Notes to Financial Statements
June 30, 2001
(Unaudited)

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Notes to Financial Statements
June 30, 2001
(Unaudited)

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Notes to Financial Statements
June 30, 2001
(Unaudited)


NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

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

           In April 2001, issued 97,500 shares of common stock at market price for services rendered.

           In April 2001, issued 112,500 shares of common stock at $.62 per share to one accredited investor in a private placement offering.

           In May 2001, issued 800,000 shares of common stock in connection with the conversion of Series C preferred shares at a rate of 200 Series C preferred to one common share.

           In May 2001, issued 200,000 shares of common stock at $.60 per share to one accredited investor in a private placement offering.

           In May 2001, issued 100,000 shares of common stock at $.80 per share to one accredited investor in a private placement offering.

           In May 2001, issued 195,000 shares of common stock at market price for services rendered.

           In May 2001, issued 942,281 shares of common stock upon exercise of warrants by a stockholder.

           In May 2001, issued 1,400,000 shares valued at $784,000 to acquire the stock of Teneo Computing, Inc.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Notes to Financial Statements
June 30, 2001
(Unaudited)


NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

           In May 2001, issued 1,000,000 shares valued at $560,000 to acquire 40,672 shares of common stock of Novint Technologies, Inc.

           In June 2001, issued 135,000 shares of common stock at $.72 per share to one accredited investor in a private placement offering.

           In June 2001, exercised 15,000 options into 15,000 shares of common stock at $.20 per share.

           In June 2001, issued 102,750 shares of common stock at market price for services rendered.

           In June 2001, issued 615,000 shares of common stock at market prices for services rendered.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Notes to Financial Statements
June 30, 2001
(Unaudited)

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

In May 2001, a holder of 10,000 shares of Series C convertible, redeemable preferred stock converted their shares into 800,000 shares of the Company's common stock.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Notes to Financial Statements
June 30, 2001
(Unaudited)


NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

A summary of the Company's stock option activity and related information is as follows:

                                                                      Weighted          Number of
                                                    Number of          Average            Common
                                                     Common           Exercise            Shares
                                                     Shares             Price          Exercisable
                                                   -----------       -----------       -----------

          Outstanding as of December 31, 1997                0                                   0
             Granted                                21,325,000       $       .20        21,325,000
             Canceled                              (15,000,000)      $       .20       (15,000,000)
                                                   -----------                         -----------
          Outstanding as of December 31, 1998        6,325,000       $       .20         6,325,000
             Granted                                16,250,000       $       .05        16,250,000
             Exercised                                (100,000)                           (100,000)
             Canceled                                        0                                   0
                                                   -----------                         -----------

          Outstanding as of December 31, 1999       22,475,000                          22,475,000
            Granted                                    610,000       $       .73           210,000
            Canceled                                         0                                   0
                                                   -----------                         -----------

          Outstanding as of December 31, 2000       23,085,000                          22,685,000
            Granted                                    200,000       $      1.25           200,000
            Exercised                                  (90,000)                            (90,000)
            Canceled                                         0                                   0
                                                   -----------                         -----------

          Outstanding as of June 30, 2001           23,195,000                          22,795,000
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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Notes to Financial Statements
June 30, 2001
(Unaudited)


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

Exercise prices and weighted-average contractual lives of stock options outstanding as of June 30, 2001 are as follows:

                                       Options Outstanding                     Options Exercisable
                        -------------------------------------------     -------------------------------
                                            Weighted
                                             Average      Weighted                            Weighted
                                            Remaining     Average                             Average
          Exercise          Number         Contractual    Exercise          Number            Exercise
            Price        Outstanding           Life        Price         Exercisable           Price
          --------       -----------       -----------    --------       -----------          --------

          $  .05         16,125,000            7.8        $  .05         16,125,000          $  .05
          $  .20          6,260,000            7.2        $  .20          6,260,000          $  .20
          $  .40            500,000            9.2        $  .40            100,000          $  .40
          $ 2.25            110,000            5.9        $ 2.25            110,000          $ 2.25
          $ 1.25            200,000            9.5        $ 1.25            200,000          $ 1.25

Warrants:

The Company issued the following warrants at the corresponding weighted average exercise price as of June 30, 2001:

          Outstanding as of December 31, 1997                    0
          Issued                                        17,750,000           $ .16
                                                        ----------

          Outstanding as of December 31, 1998           17,750,000
          Converted into stock options                  (2,500,000)          $ .05
                                                        ----------

          Outstanding as of December 31, 1999           15,250,000
          Converted into common stock                   (2,000,000)          $ .75
                                                        ----------

          Outstanding as of December 31, 2000           13,250,000
          Issued                                           942,281
          Converted into common stock                     (942,281)          $ .83
                                                        ----------

          Outstanding as of June 30, 2001               13,250,000
                                                        ==========

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Notes to Financial Statements
June 30, 2001
(Unaudited)


NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

                                    Number of            Exercise        Contractual     Number of Shares
              Date                  Warrants               Price            Life            Exercisable
              ----                  ---------            --------        -----------     ----------------

          January 8, 1998             750,000             $ .10           10 years             750,000

          July 28, 1998            12,500,000             $ .05           10 years          12,500,000
                                   ----------                                                ----------

                                   13,250,000                                              13,250,000
                                   ==========                                              ==========

In January 2000, the Company issued 1,076,923 shares of common stock, pursuant to the July 28, 1999 exercise of warrants by Equilink, LLC.

In March 2001, the Company executed a warrant agreement with an existing stockholder. The agreement allows the stockholder to purchase a variable quantity of common stock (between 200,000 and 1,000,000 shares) at a variable strike price (between $.01 and $1.25) based upon market share price formula at time of exercise. The fair value associated with a minimum exercise of 200,000 warrants was computed using the Black-Scholes option pricing model which approximated $150,000, which is included as a charge for financing costs in the statement of operations for the three months ended March 31, 2001. In May 2001, the Company issued 942,281 shares of common stock at a market price of $.83 per share pursuant to the May 15, 2001 exercise of warrants by the stockholder. A charge of $773,000 for financing costs is included in the statement of operations for the six months ended June 30, 2001 of which $623,000 is included in the statement of operations for the three months ended June 30, 2001.


NOTE G - INCOME TAXES

There is no provision for federal, state or local income taxes for the periods ended June 30, 2001 and 2000, since the Company has incurred net operating losses.

The Company's deferred tax asset as of June 30, 2001 represents benefits from equity related compensation charges and net operating loss carryforwards of approximately $4,375,000 and $7,172,000, respectively which is reduced by a valuation allowance of approximately $11,547,000 since the future realization of such tax benefit is not presently determinable.

As of June 30, 2001, the Company has a net operating loss carryforward of approximately $21,645,000 expiring in 2008 through 2020 for federal income tax purposes and 2004 for state income tax purposes. As a result of ownership changes, internal revenue code Section 382 limits the amount of such net operating loss carryforward available to offset future taxable income to approximately $11,996,000 in the aggregate.

The difference between the statutory federal income tax rate applied to the Company's net loss and the Company's effective income tax rate for the six months ended June 30, 2001 and 2000 is summarized as follows:

                                                                      Six Months
                                                                        Ended
                                                                       June 30,
                                                                -----------------------
                                                                2001               2000
                                                                ----               ----

                 Statutory federal income tax rate             34.0 %               34.0 %
                 Increase in valuation allowance              (34.0)%              (34.0)%
                                                              -----                -----

                                                                0.0 %               0.0 %
                                                              =====                ====

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Notes to Financial Statements
June 30, 2001
(Unaudited)


NOTE H - COMMITMENTS

[1]      License and development agreements:

         In March 1997, the Company entered into a Cooperative Research and Development Agreement (the "CRADA Agreement") with the Regents of the University of California to develop a polymeric based recording media that will satisfy all of the requirements for a holographic media storage device. The work was to be completed within 25 months from the original date of execution. Each party had the first option to retain title to any subject inventions made by its employees during the work under this agreement. The agreement provided that the Company's contribution to funding will be $264,000. The CRADA research and development expenses charged to the statement of operations for the year ended December 31, 1999 and for the cumulative period July 31, 1992 through June 30, 2001 amounted to $29,000 and $83,000, respectively. The work was completed and the agreement was terminated in 1999.

         On January 11, 1998, the Company entered into a research and development agreement with Energy Related Devices, Inc. ("ERDI"). The term of the agreement is for the later of three years from the commencement date as defined in the agreement or the delivery of a prototype suitable for commercial sale or license regarding the fuel cell product defined in the agreement. The Company is obligated to fund up to $1 million in accordance with certain milestones as defined in the agreement. Upon the delivery of a prototype suitable for commercial sale or license regarding the fuel cell product, the Company's obligation will be to pay ERDI $10,000 per month until the Company funds or determines not to fund the research and development of ERDI's solar cell invention. Through June 30, 2001, the Company has provided $1,000,000 to ERDI for research and development activities. In addition, the Company is providing for key-man life insurance coverage on the primary stockholder of ERDI. In May 1999, the Company committed to additional funding of ERDI. As of June 30, 2001, the Company has funded an additional $805,000.

         In August 1999, the Company entered into a license option agreement with the Regents with the University of California for Cyclodextrin Polymer Separation materials. The agreement granted the Company an exclusive option to negotiate an exclusive world-wide license under University's patent rights. The initial term expired on February 29, 2000 and was extended for a second term to February 28, 2001. The Company decided not to renew the license option agreement beyond February 28, 2001. The Company paid $10,000 in 1999 and 2000.

         On March 7, 2000, the Company entered into a license option agreement with a third party for nanoporous polymer molecular filter technologies. The agreement granted the Company an exclusive option to negotiate an exclusive world-wide license under the third party's patent rights. The initial term expired on September 15, 2000 and was renewed for an additional six months. The Company paid $10,000 to execute the license option agreement and another $10,000 for its renewal. The Company has decided not to renew the agreement.

         In June 2000, the Company entered into agreements with a third party (Novint Technologies, Inc.) to exclusively and perpetually license a development stage computer software technology on a worldwide basis, to fund the continuing research and development of such technology, and to exchange certain securities (subject to return provisions), among other things. As of June 30, 2001, the Company has funded $1,385,000 of an initial commitment of $1.5 million toward research and development of the technology, pursuant to a milestone timetable. It is intended that additional research and development not covered by the initial $1.5 million commitment, if any, will be funded primarily out of certain royalties payable by the Company to the third party, or, to the extent that such royalties are insufficient, from additional financings by the Company. The Company believes that it is premature to offer any assessment as to the ultimate commercial viability of any products that might be derived from this technology should it be successfully developed. (See Note D)

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Notes to Financial Statements
June 30, 2001
(Unaudited)


NOTE H - COMMITMENTS (CONTINUED)

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

         In February 2001, the Company entered into a marketing and management consulting agreement. In connection with the agreement, among other things, the consulting firm will receive a fee payable in stock. The term of the agreement is for one year plus a one year automatic renewal. In March 2001, the Company issued 200,000 shares of common stock to the consulting firm as compensation for services rendered and to be rendered. The market value on the date of issuance was $1.25 per share. This is reflected in prepaid expenses and is being amortized over the initial term of the agreement. In addition, through June 30, 2001, the Company issued 600,000 additional shares valued at $418,000 for services rendered.

[3]      Employment agreement:

         On August 30, 1999, the Company entered into an employment and noncompetition agreement with an individual to provide research related activities. The term of the agreement was for one year commencing on September 1, 1999 and was renewed. The agreement allows for four one year renewal options unless terminated by either party. The employment agreement was renewed for an additional year effective September 1, 2000. Base salary is $90,000 per annum with available additional cash compensation as defined in the agreement. In addition, the employee received stock options to purchase 500,000 shares of common stock at $.40 per share. The market price of the Company's common shares was $1.25 per share on the date of grant. The total intrinsic value of such options approximated $425,000. In accordance with the agreement, 100,000 options vest each year on the anniversary date. The charge for the 100,000 options that vested during 2000 approximated $113,000. The charge for the six months ended June 30, 2001 approximated $42,000.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Notes to Financial Statements
June 30, 2001
(Unaudited)


NOTE H - COMMITMENTS (CONTINUED)

[4]      Intangible asset acquisition:

         On August 6, 1999, the Company entered into an agreement with Novars Gesellschaft Furneve Technologies mbh ("Novars") to acquire all of the intellectual property rights of Novars. As compensation, the Company issued 1,000,000 shares of its common stock. 500,000 of such shares were treated as if issuable and will be held in escrow pending administrative issuance of certain patents as defined in the agreement. The initial purchase price was estimated at $1,000,000 based upon the value of the common shares issued at the date of the transaction as determined by management. However, the eventual purchase price can not be determined until such time the shares held in escrow have been released to the third party. In addition, the Company is obligated to pay a three percent royalty in perpetuity on the revenues earned by the Company as defined in the agreement. Subsequent to June 30, the Company agreed to release the 500,000 shares and will adjust the net book value of the intangible property with a corresponding adjustment to paid in capital.

         In conjunction with the above, the Company entered into a three year research and development agreement with Novars with automatic one year renewals unless terminated by either party. In accordance with this agreement, the Company advanced $200,000 in August 1999. The Company has amended the research and development agreement to provide for additional funding based on a milestone timetable. As of June 30, 2001, the Company has funded an additional $1,570,000.

[5]      Leases:

         The Company is obligated under two separate operating leases for office space located in Los Alamos, New Mexico and New York City. Both leases expire in December 2001. Rent expense charged to operations was approximately $52,000 and $52,000 for the six months ended June 30, 2001 and 2000, respectively. Reimbursements from related parties amounted to $19,000 and $33,000 for the six months ended June 30, 2001 and 2000, respectively.

[6]      Commitment:

         In April 2001, the Company entered into a consulting agreement to develop the necessary infrastructure for the commercialization of several of its products for a term of one year. In connection with the agreement, the consulting firm will receive monthly fees and warrants based upon performance.


NOTE I - RELATED PARTY TRANSACTIONS

The law firm of one director received $80,000 and $98,000 in compensation for legal services rendered to the Company during the six months ended June 30 2001 and 2000.

The accounting firm of one of our directors received $53,000 and $71,000 compensation for accounting services rendered to the Company during the six months ended June 30, 2001 and 2000.

NMXS.com, Inc. pays our CEO a yearly salary of $60,000 and leases a car for our CEO as consideration for his services. At the present time the CEO is not receiving any compensation.

During 1998, the Company entered into a research and development agreement with Energy Related Devices, Inc. ("ERDI"), ERDI is majority-owned by a shareholder of the Company (see Note H[1]).

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Notes to Financial Statements
June 30, 2001
(Unaudited)


NOTE J - SUBSEQUENT EVENTS

Related Party:

In August 2001, the Company's Chief Operating Officer advanced the Company $250,000 for working capital purposes on a short-term basis.

Common Stock:

In July 2001, the Company has issued 211,257 shares of common stock for consulting services at the corresponding per share prices.

In July 2001, a stockholder converted 10,000 shares of Series C preferred stock into 2,000,000 shares of common stock.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Notes to Financial Statements
June 30, 2001
(Unaudited)


Item 2. Management's Discussion and Analysis of Financial condition and Results of Operations.

            The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes appearing elsewhere in this Form 10-QSB.

Overview

            In January 1998, Manhattan Scientifics, Inc. then a non-operating public corporation with nominal net assets acquired all of the outstanding common stock of Tamarack Storage Devices, Inc. by issuing 44 million shares of its common stock including approximately 43,120,000 shares issued to Projectavision, a public company which gave the stockholders of Tamarack actual control of the combined company. In addition, Manhattan Scientifics, Inc. issued 182,525 shares Series A preferred stock and a warrant to purchase 750,000 shares of its common stock at an exercise price of 10 cents per share in exchange for a note payable of $1.5 million plus accrued interest of $330,000 due to Projectavision from Tamarack. In connection with the legal form of this transaction, Tamarack became a wholly-owned subsidiary of Manhattan Scientifics, Inc. For accounting purposes, the acquisition was treated as a recapitalization of Tamarack rather than a business combination. Tamarack as the accounting acquiror of the public shell did not record goodwill or any other intangible asset for this "Reverse Acquisition". The historical financial statements are those of Tamarack. Tamarack, a development stage enterprise, was a Texas corporation formed in July 1992. Since inception, Tamarack has been, and continues to be, involved in the research and development of products based on holographic data storage technology. Loss per share has been restated for all periods prior to the acquisition to include the number of equivalent shares received by Tamarack's stockholders in the Reverse Acquisition.

            Since the reverse merger we have been acquiring and licensing technologies, directing, supervising and coordinating our research and development efforts, raising capital, and initiating marketing activities and dialogue with potential customers.

            As of June 30, 2001, we had an accumulated loss since inception, 1992, of $30,195,000. Of this accumulated loss, approximately $14,800,000 was derived from non-cash charges that were required by generally accepted accounting principles and approximately $6,800,000 from Tamarack prior to our acquisition of Tamarack. Accordingly cash losses from inception to June 30, 2001 were approximately $8,595,000. We expect operating losses to continue for the foreseeable future because we will be continuing to fund research and development efforts as well as general and administrative expenses prior to receiving significant revenues from our technologies.

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

Results of Operations

            Comparison of three months ended June 30, 2001 to three months ended June 30, 2000.

            Net Loss. We reported a net loss of $2,371,000 or $.02 per common share, basic and diluted, for operations for the three months ended June 30, 2001 versus a net loss of $1,054,000, or $0.02 per common share, basic and diluted, for the three months ended June 30, 2000. The increase of $1,317,000 or 125% is primarily a result of our recording, in 2001, for the issuance of stock and stock options for services and financing costs.

            Revenues. We had no revenues for the three months ended June 30, 2001 and no revenues during the three months ended June 30, 2000.

            Operating Costs and Expenses. Operating costs and expenses for the three months ended June 30, 2001 totaled $2,365,000, an increase of $1,310,000 or 124%, versus costs and expenses of $1,055,000 for the three months ended June 30, 2000. These costs and expenses are detailed below.

            Salaries and Employee Benefits. Salaries related to research and development and employee benefits were approximately $52,000 for the three months ended June 30, 2001 consisting of salary and a compensation charge of $21,000 for stock options to our Chief Polymer Scientist, which is included in research and development for such period, versus salaries and employee benefits of $32,000 for the three months ended June 30, 2000. We anticipate an increase in these costs as we intend to enter into an employment agreement with our currently uncompensated executive officer and implement certain employee benefit plans, including a healthcare plan.

            General and Administrative. General and administrative expenses were $1,313,000 for the three months ended June 30, 2001, which consisted of accounting, travel, legal, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $265,000 for the three months ended June 30, 2000. This increase of $1,048,000, or 395%, was primarily a result of issuance of stock and stock options for services and stock for financing costs. We anticipate no significant change in general and administrative expenses in the near future.

            Research and Development. Research and development expenses were $405,000 for the three months ended June 30, 2001, which consisted of payments under research and development agreements with various contractors, amortization of patents, and salary to our Chief Polymer Scientist. Research and development expenses amounted to $775,000 for the three months ended June 30, 2000. This decrease of $370,000, or 47% resulted from decreased research and development payments to various third party contractors. We do, however, expect research and development costs to increase as we continue to develop our existing technologies and acquire or license new technologies.

            Comparison of six months ended June 30, 2001 to six months ended June 30, 2000.

            Net Loss. We reported a new loss of $4,403,000, or $0.04 per common share, basic and diluted, for the six months ended June 30, 2001, versus a net loss of $2,035,000, or $0.02 per common share, basic and diluted, for the six months ended June 30, 2000. The increase of $2,368,000, or 116%, is primarily a result of the fact that, in 2001, we recorded a charge for the issuance of options, stock for services and financing costs, whereas in the fiscal 2000 period, we did not issue any options and a minimal amount of stock for services.

            Revenues. We had no revenues for the six months ended June 30, 2001 and no revenues for the six months ended June 30, 2000.

            Operating Costs and Expenses. Operating costs and expenses for the six months ended June 30, 2001 totaled $4,399,000, an increase of $2,350,000, or 115%, versus costs and expenses of $2,049,000 for the six months ended June 30, 2000. These costs and expenses are detailed below.

            Salaries and Employee Benefits. Salaries related to research and development and employee benefits were approximately $109,000 for the six months ended June 30, 2001, which consisted of salary and a compensation charge of $42,000 for stock options to our Chief Polymer Scientist, which is included in Research and Development for such period, versus salaries and employee benefits of $63,000 for the six months ended June 30, 2000. We anticipate an increase in these costs as we intend to enter into employment agreements with our currently uncompensated executive officers and implement certain employee benefit plans, including a healthcare plan.

            General and Administrative. General expenses were $2,154,000 for the six months ended June 30, 2001, which consisted of accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $611,000 for the six months ended June 30, 2000. This increase of $1,543,000, or 252%, is primarily a result of the fact that, in 2001, we recorded a charge for the issuance of options, stock for services and financing costs, whereas in the fiscal 2000 period, we did not issue any options and a minimal amount of stock for services. We anticipate no significant change in general and administrative expenses in the near future.

            Research and Development. Research and development expenses were $1,378,000 for the six months ended June 30, 2001, which consisted of payments on research and development agreements with various contractors, amortization of patents, nanoporous polymer license options payments, and salary to our Chief Polymer Scientist. Research and development expenses amounted to $1,419,000 for the six months ended June 30, 2000. This decrease of $41,000, or 3% resulted from a steady stream of research and development payments to various third party contractors. We expect research and development costs to increase as we develop our existing technologies and acquire or license new ones.

Liquidity and Plan of Operations

            We are a development stage company and are in the technology acquisition, licensing and development phase of its operations. Accordingly, we have relied primarily upon private placements, licensing and subscription sales of stock to fund our continuing activities and acquisitions. To a limited extent, and as described below, we have also relied upon borrowing from non-traditional lenders who are also shareholders of ours, among other lenders. Until we generate revenue from sales and licensing of technology, or receive a large infusion of cash from a potential strategic partner, we intend to continue to rely upon these methods of funding our operations during the next year.

            Our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, our holdings of approximately 5.2 million shares of common stock in NMXS.Com, Inc.; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government. In June 2000, the Company entered into agreements with Novint Technologies, Inc. to exclusively license a development stage computer software technology on a worldwide basis, to fund research and development of such technology, and to exchange certain securities, among other things. On May 16, 2001, the Company entered into a series of transactions with Novint and others through which, among other things, the earlier agreements were modified and Company acquired the stock of a third party developer of the software technology.

            Stockholders' equity totaled $2,806,000 on June 30, 2001 and the working capital was a deficit of $421,000 on such date.

            In August 2001, the Company's CEO made a loan to the Company in the amount of $250,000.

            We do not expect any significant change in the total number of employees in the near future. We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next 12 months, although we have no agreements regarding any such technologies as of the date of this Report.

            Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of June 30, 2001, we had $194,000 in cash. As of June 30, 2000, we had $703,000 in cash. We intend to satisfy our capital requirements for the next 12 months by our cash on hand, continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, and borrowing as appropriate. However, we do not know if those resources will be adequate to cover our capital requirements. The Company has obtained a commitment from a major stockholder to provide sufficient funds if needed to support the Company's normal operations through December 31, 2003.

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

                                       MANHATTAN SCIENTIFICS, INC.

Dated: August 14, 2001                    By: /s/ Marvin Maslow
                                          ---------------------
                                              Marvin Maslow
                                              President, Chief Executive
                                              Officer, and Chairman of
                                              the Board