Form 10QSB
period 2001-09-30
MANHATTAN SCIENTIFICS INC
filed 2001-11-14
CIK 1099132

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 2001

      |_| Transition report under Section 13 or 15(d) of the Exchange Act.

         For the transition period from ______________ to ______________

                        Commission file number 000-28411


                           Manhattan Scientifics, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                         850460639
        ----------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
                                                incorporation or organization)


              641 Fifth Avenue, Suite 36F, New York, New York           10022
              ---------------------------------------------------------------
               (Address of principal executive offices)             (Zip Code)


                                 (212) 752-0505
                 ----------------------------------------------
                 Issuer's telephone number, including area code


(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO /_/

The number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2001 was as follows: 115,362,436 shares of Common Stock, 84,999 shares of Series B Preferred Stock.

          Transitional Small Business Disclosure Format: YES /_/ NO /X/

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Balance Sheet
September 30, 2001
(Unaudited)


ASSETS
Current assets:
   Cash and cash equivalents                                                              $    136,000
   Prepaid expenses                                                                            115,000
                                                                                          ------------

     Total current assets                                                                      251,000
                                                                                          ------------

Property and equipment, net                                                                    129,000
Investments in subsidiary                                                                      512,000
Goodwill, net                                                                                  685,000
Patents, net                                                                                 1,728,000
Security deposit                                                                                 7,000
                                                                                          ------------
                                                                                          $  3,312,000
                                                                                          ============
LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses                                                  $    267,000
   Notes payable to stockholders                                                               525,000
    Note payable - other                                                                       290,000
                                                                                          ------------

     Total current liabilities                                                               1,082,000
                                                                                          ------------
Commitments

STOCKHOLDERS' EQUITY
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525
   Shares; issued and outstanding - none
Series B convertible, authorized 250,000 shares; 84,999 shares issued and outstanding Series C convertible, redeemable, authorized 14,000 shares; issued and outstanding - none
Common, authorized 250,000,000 shares, 115,362,436 shares issued,
   and outstanding, 162,759 shares issuable                                                    113,000
Additional paid-in capital                                                                  38,678,000
Deferred compensation                                                                         (248,000)
Deficit accumulated during the development stage                                           (36,313,000)
                                                                                          ------------

     Total stockholders' equity                                                              2,230,000
                                                                                          ------------

                                                                                          $  3,312,000
                                                                                          ============

The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Operations
(Unaudited)

                                                                                                                      Period From
                                                                                                                       Inception
                                                           Three Months Ended             Nine Months Ended          July 31, 1992
                                                             September 30,                  September 30,               Through
                                                      -----------------------------  ---------------------------     September 30,
                                                          2001            2000           2001           2000             2001
                                                      -------------   -------------  -------------  ------------   ----------------
Revenues                                              $           0   $      75,000              0  $     75,000   $        250,000
                                                      -------------   -------------  -------------  ------------   ----------------

Operating costs and expenses:
   Salaries and employee benefits                     $       3,000                  $      13,000                        4,442,000
   Consulting fees                                           95,000                        919,000                        7,231,000
   Materials and supplies                                                                                                   987,000
   General and administrative                               602,000   $     538,000      2,756,000  $  1,149,000         14,862,000
   Rent and utilities                                        19,000           4,000         52,000        23,000            629,000
   Research and development                                 384,000         799,000      1,762,000     2,218,000          6,478,000
                                                      -------------   -------------  -------------  ------------   ----------------

     Total operating costs and expenses                   1,103,000       1,341,000      5,502,000     3,390,000         34,629,000
                                                      -------------   -------------  -------------  ------------   ----------------

Loss from operations before other income
   and expenses                                          (1,103,000)     (1,266,000)    (5,502,000)     (3,315,000)     (34,379,000)

Other income and (expenses):
   Contract revenue                                                                                                       3,602,000
   Interest and other expense                               (10,000)         (7,000)       (28,000)      (15,000)          (596,000)
   Interest income                                            1,000          10,000         15,000        32,000            166,000
   Loss of equity investees                                                                                                (100,000)
                                                      -------------   -------------  -------------  ------------   ----------------

Net loss/comprehensive loss                           $  (1,112,000)  $  (1,263,000) $  (5,515,000) $ (3,298,000)  $    (31,307,000)
                                                      =============   =============  =============                 ================

Dividends on Series C preferred stock
   beneficial conversion feature                                                                      (1,400,000)
                                                                                                    ------------

Net loss attributable to common shareholders          $  (1,112,000)  $  (1,263,000) $  (5,515,000) $ (4,698,000)
                                                      ==============  ============== =============  ============

Basic and diluted loss per share:
   Weighted average number of common shares
     Outstanding                                         114,500,000     102,546,000   109,811,000   102,221,000
                                                      ==============  ============== =============  ============

   Basic and diluted loss per share                       $(.01)         $(.01)         $(.05)          $(.05)
                                                          ======         ======         ======          ======

The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity (Capital Deficiency)
(Notes A and F)
For the Cumulative Period From July 31, 1992 (Inception) Through September 30, 2001
(Unaudited)

                                                       Preferred Stock
                                                       $.001 Par Value
                                                     -------------------      Common Stock                     Amounts
                                          Series A        Series B           $.001 Par Value     Additional   Receivable
                                          Preferred  -------------------  --------------------    Paid-in       From
                                            Stock      Shares     Amount    Shares      Amount    Capital    Stockholders
                                          ---------  ----------  -------  -----------  -------  -----------  ------------

Initial issuance of shares to founders
   on contribution of intangible
   assets at historic cost basis                                           14,391,627  $14,500  $       500
Additional founders' contribution                                                                    40,000   $ (40,000)
Issuance of 1,037,000 shares of Series
   A preferred Stock, net of issuance
   costs                                  $ 10,000                                                1,020,000    (286,000)
Net loss
                                          --------                        -----------  -------  -----------   ---------

Balance, March 31, 1993                     10,000                         14,391,627   14,500    1,060,000    (326,000)
Issuance of shares to investor at
   approximately $.21 per share                                            14,391,627   14,500    2,985,500
Issuance of shares on exercise of
   options                                                                    479,720    1,000       49,000
Services performed in exchange for
   Series A Preferred stock issued
   in fiscal 1993                                                                                               127,000
Net loss
                                          --------                        -----------  -------  -----------   ---------

Balance, March 31, 1994                     10,000                         29,262,974   30,000    4,095,000    (199,000)
Services performed for Series A
   preferred stock issued in fiscal
   1993                                                                                                         159,000
Issuance of shares at approximately
   $.52 per share                                                             345,399               182,000
Net loss
                                          --------                        -----------  -------  -----------   ---------

Balance, December 31, 1994                  10,000                         29,608,373   30,000    4,277,000     (40,000)
Issuance of 163,000 shares of Series
   A Preferred stock                         2,000                                                  161,000
Write-off of amounts receivable from
   stockholders                                                                                     (40,000)     40,000
Net loss
                                          --------                        -----------  -------  -----------   ---------

Balance, December 31, 1995                  12,000                         29,608,373   30,000    4,398,000           0
Issuance of shares upon exercise of
   option for $15,000                                                      14,391,627   14,000        1,000
Net loss
                                          --------                        -----------  -------  -----------   ---------

Balance, December 31, 1996                  12,000                         44,000,000   44,000    4,399,000           0
Purchase and retirement of 1,200,000
   shares of Series A preferred stock      (12,000)                                                 (58,000)
Purchase of 7,195,814 treasury shares
   of common stock for $15,000
Net loss/comprehensive loss
                                          --------     --------  -------  -----------  -------  -----------   ---------

Balance, December 31, 1997 (carried
forward)                                         0            0        0   44,000,000   44,000    4,341,000           0

                                             Deficit
                                           Accumulated
                                           During the
                                           Development  Treasury
                                              Stage       Stock       Total
                                          ------------  --------   -----------
Initial issuance of shares to founders
   on contribution of intangible
   assets at historic cost basis                                   $   15,000
Additional founders' contribution                                           0
Issuance of 1,037,000 shares of Series
   A preferred Stock, net of issuance
   costs                                                              744,000
Net loss                                  $   (543,000)              (543,000)
                                          ------------             ----------
Balance, March 31, 1993                       (543,000)               216,000
Issuance of shares to investor at
   approximately $.21 per share                                     3,000,000
Issuance of shares on exercise of
   options                                                             50,000
Services performed in exchange for
   Series A Preferred stock issued
   in fiscal 1993                                                     127,000
Net loss                                    (2,292,000)            (2,292,000)
                                          ------------             ----------
Balance, March 31, 1994                     (2,835,000)             1,101,000
Services performed for Series A
   preferred stock issued in fiscal
   1993                                                               159,000
Issuance of shares at approximately
   $.52 per share                                                     182,000
Net loss                                    (2,250,000)            (2,250,000)
                                          ------------             ----------
Balance, December 31, 1994                  (5,085,000)              (808,000)
Issuance of 163,000 shares of Series
   A Preferred stock                                                  163,000
Write-off of amounts receivable from
   stockholders                                                             0
Net loss                                      (972,000)              (972,000)
                                          ------------             ----------
Balance, December 31, 1995                  (6,057,000)            (1,617,000)
Issuance of shares upon exercise of
   option for $15,000                                                  15,000
Net loss                                      (284,000)              (284,000)
                                          ------------             ----------
Balance, December 31, 1996                  (6,341,000)            (1,886,000)
Purchase and retirement of 1,200,000
   shares of Series A preferred stock                                 (70,000)
Purchase of 7,195,814 treasury shares
   of common stock for $15,000                          $(15,000)     (15,000)
Net loss/comprehensive loss                   (335,000)              (335,000)
                                          ------------  --------   ----------
Balance, December 31, 1997 (carried
forward)                                    (6,676,000)  (15,000)  (2,306,000)

The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity (Capital Deficiency) (continued) (Notes A and F)
For the Cumulative Period From July 31, 1992 (Inception) Through September 30, 2001
(continued)
(Unaudited)

                                                       Preferred Stock
                                                       $.001 Par Value
                                                     -------------------      Common Stock                     Amounts
                                          Series A        Series B           $.001 Par Value     Additional   Receivable
                                          Preferred  -------------------  --------------------    Paid-in       From
                                            Stock      Shares     Amount    Shares      Amount    Capital    Stockholders
                                          ---------  ----------  -------  -----------  -------  -----------  ------------

Balance, December 31, 1997 (brought
forward)                                         0            0        0   44,000,000  $44,000  $ 4,341,000   $       0
Purchase of 7,195,813 treasury
   shares of common stock for $15,000
Special distribution of 14,391,627
   shares of Common stock to
   Projectavision, Inc.                                                                             346,000
Shares deemed issued in connection
   with reverse merger                                                     11,000,000   11,000      (11,000)
Issuance of 182,525 shares of
   Series A preferred stock and
   warrants exercisable into 750,000
   Shares of common stock at an
   exercise price of $.10 per
   share in exchange for note
   payable of $1,500,000 and accrued
   interest of $330,000
   Including deemed dividend in
   connection with Beneficial
   conversion feature of
   preferred stock                                                                                2,850,000
Issuance of shares at $.20 per
   share, net of Issuance costs                                             5,000,000    5,000      970,000
Issuance of shares to purchase
   intangible assets                                                        7,200,000    7,000    1,433,000
Issuance of shares at $.58 per
   share for Consulting services                                            1,000,000    1,000      579,000
Issuance of warrants on February 10,
   1998 to Purchase 2,000,000 shares
   of common stock Exercisable at
   $.75 per share at fair value for
   Services resulting from cashless
   exercise feature                                                                                 660,000
Issuance of shares at $.18 per share                                          275,000                50,000
Issuance of shares on conversion of
   182,525 shares of Series A preferred
   stock                                                                    9,435,405   10,000      (10,000)
Issuance of shares at $.05 per share                                       20,340,000   20,000      997,000
Issuance of stock options and
   warrants at fair value for services                                                            2,165,000
Net loss/comprehensive loss
                                          --------     --------  -------  -----------  -------  -----------   ---------

Balance, December 31, 1998
(carried forward)                                0            0        0   98,250,405   98,000   14,370,000           0

                                             Deficit
                                           Accumulated
                                           During the
                                           Development  Treasury
                                              Stage       Stock      Total
                                          ------------  --------  -----------
Balance, December 31, 1997 (brought
forward)                                  $ (6,676,000) $(15,000) $(2,306,000)
Purchase of 7,195,813 treasury
   shares of common stock for $15,000                    (15,000)     (15,000)
Special distribution of 14,391,627
   shares of Common stock to
   Projectavision, Inc.                                   30,000      376,000
Shares deemed issued in connection
   with reverse merger
Issuance of 182,525 shares of
   Series A preferred stock and
   warrants exercisable into 750,000
   Shares of common stock at an
   exercise price of $.10 per
   share in exchange for note
   payable of $1,500,000 and accrued
   interest of $330,000
   Including deemed dividend in
   connection with Beneficial
   conversion feature of
   preferred stock                          (1,020,000)             1,830,000
Issuance of shares at $.20 per
   share, net of Issuance costs                                       975,000
Issuance of shares to purchase
   intangible assets                                                1,440,000
Issuance of shares at $.58 per
   share for Consulting services                                      580,000
Issuance of warrants on February 10,
   1998 to Purchase 2,000,000 shares
   of common stock Exercisable at
   $.75 per share at fair value for
   Services resulting from cashless
   exercise feature                                                   660,000
Issuance of shares at $.18 per share                                   50,000
Issuance of shares on conversion of
   182,525 shares of Series A preferred
   stock
Issuance of shares at $.05 per share                                1,017,000
Issuance of stock options and
   warrants at fair value for services                              2,165,000
Net loss/comprehensive loss                 (4,580,000)            (4,580,000)
                                           -----------  --------   ----------
Balance, December 31, 1998
(carried forward)                          (12,276,000)        0    2,192,000

The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity (Capital Deficiency) (continued) (Notes A and F)
For the Cumulative Period From July 31, 1992 (Inception) Through September 30, 2001
(continued)
(Unaudited)

                                                       Preferred Stock
                                                       $.001 Par Value
                                                     -------------------      Common Stock                     Amounts
                                          Series A        Series B           $.001 Par Value     Additional   Receivable
                                          Preferred  -------------------  --------------------    Paid-in       From
                                            Stock      Shares     Amount    Shares      Amount    Capital    Stockholders
                                          ---------  ----------  -------  -----------  -------  -----------  ------------

   (brought forward)                             0            0  $     0   98,250,405  $98,000  $14,370,000   $       0
Issuance of shares in
   satisfaction Of accrued
   expenses                                                                    78,000                15,000
Issuance of shares at $.49
   per Share for consulting
   services                                                                    10,000                 5,000
Issuance of shares at $.49
   per Share to purchase
   furniture and fixtures                                                     100,000                49,000
Issuance of shares at market
   Prices as consulting
   services were performed                                                     17,269                15,000
Issuance of shares to
   purchase Intangible assets                                               1,000,000    1,000      999,000
Issuance of shares at $1.25
   per Share for services                                                       1,600                 2,000
Issuance of stock options
   at fair value for services                                                                     6,572,000
Issuance of warrants on
   February 10, 1998 to purchase
   2,000,000 shares of common
   stock Exercisable at $.75
   per share for Consulting
   services resulting from
   Notification of warrant
   holder of intent to exercise                                                                   1,090,000
Shares issuable at $1.27 per
   Share in connection with
   note Payable                                                                                     191,000
Issuance of shares on
   exercise Of 100,000 options
   at $.20 per Share                                                          100,000                20,000
Issuance of Series B
   convertible Preferred shares
   at $6.00 per share including
   deemed dividend in connection
   with Beneficial conversion
   feature of preferred stock                           245,165                                   2,942,000
Issuance of shares at $.75
   per share                                                                  533,000    1,000      399,000
Net loss/comprehensive loss
                                          --------     --------  -------  -----------  -------  -----------   ---------
Balance, December 31, 1999
(carried forward)                                0      245,165        0  100,090,274  100,000   26,669,000           0

                                             Deficit
                                           Accumulated
                                           During the
                                           Development  Treasury
                                              Stage       Stock      Total
                                          ------------  --------  -----------
   (brought forward)                      $(12,276,000) $      0  $ 2,192,000
Issuance of shares in
   satisfaction Of accrued
   expenses                                                            15,000
Issuance of shares at $.49
   per Share for consulting
   services                                                             5,000
Issuance of shares at $.49
   per Share to purchase
   furniture and fixtures                                              49,000
Issuance of shares at market
   Prices as consulting
   services were performed                                             15,000
Issuance of shares to
   purchase Intangible assets                                       1,000,000
Issuance of shares at $1.25
   per Share for services                                               2,000
Issuance of stock options
   at fair value for services                                       6,572,000
Issuance of warrants on
   February 10, 1998 to purchase
   2,000,000 shares of common
   stock Exercisable at $.75
   per share for Consulting
   services resulting from
   Notification of warrant
   holder of intent to exercise                                     1,090,000
Shares issuable at $1.27 per
   Share in connection with
   note Payable                                                       191,000
Issuance of shares on
   exercise Of 100,000 options
   at $.20 per Share                                                   20,000
Issuance of Series B
   convertible Preferred shares
   at $6.00 per share including
   deemed dividend in connection
   with Beneficial conversion
   feature of preferred stock               (1,471,000)             1,471,000
Issuance of shares at $.75
   per share                                                          400,000
Net loss/comprehensive loss                 (9,800,000)            (9,800,000)
                                          ------------  --------   ----------
Balance, December 31, 1999
(carried forward)                          (23,547,000)        0    3,222,000

The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity (Capital Deficiency) (Notes A and F) (continued)

For the Cumulative Period From July 31, 1992 (Inception) Through September 30, 2001
(Unaudited)

                                                              Preferred Stock        Preferred Stock
                                                              $.001 Par Value        $.001 Par Value
                                                           ----------------------   ---------------------        Common Stock
                                                 Series A          Series B                 Series C            $.001 Par Value
                                                 Preferred ----------------------   ---------------------   -----------------------
                                                   Stock     Shares      Amount      Shares      Amount         Shares      Amount
                                                 --------- ----------  ----------   ---------   ---------   ------------   ---------
Balance, December 31, 1999 (brought forward)           0     245,165  $        0           0   $       0    100,090,274   $ 100,000

Issuance of shares at $.75 per share                                                                            515,000       1,000
Issuance of shares at market price for
   services                                                                                                       4,942
Issuance of common stock to Equilink, LLC on
   exercise of cashless warrants                                                                              1,076,923       1,000

Shares issued of Series C convertible
   preferred shares at $100.00 per share
   including deemed dividend In connection
   with beneficial conversion feature
   of preferred stock                                                                 14,000

Issuance of shares in connection with
Series C Preferred stock private placement
  investment                                                                                                    700,000       1,000

Shares issuable at $2.23 per share in
   connection with research and development and license Agreement

Issuance of shares at market price for services                                                                  11,083
Issuance of options at market value for services
Issuance of options to purchase 100,000
   shares @$.40 per share for services
Amortization of deferred compensation costs
Issuance of shares to purchase furniture
   and fixtures                                                                                                  10,500

Issuance of shares in connection with
Series C Preferred stock private placement                                                                       10,000

Issuance of shares at $1.25 per share                                                                         1,600,050       2,000

Conversion of Series B preferred stock to
common                                                       (60,000)                                           600,000
Issuance of shares at market price for services                                                                  51,000
Shares issuable at market price for services
Net loss/comprehensive loss
                                                --------- ----------  ----------   ---------   ---------   ------------   ---------
Balance, December 31, 2000 (carried forward)            0    185,165  $        0      14,000   $       0    104,669,772     105,000

                                                                                             Deficit
                                                                              Accounts      Accumulated
                                                  Additional                  Receivable      During the
                                                  Paid-In       Deferred        From        Development    Treasury
                                                  Capital     Compensation   Stockholders      Stage        Stock         Total
                                                 ------------ -------------  ------------   ------------  ----------- ------------
Balance, December 31, 1999 (brought forward)     $ 26,669,000            0   $          0   $(23,547,000) $         0 $  3,222,000

Issuance of shares at $.75 per share                  385,000                                                              386,000
Issuance of shares at market price for
   services
Issuance of common stock to Equilink, LLC on
   exercise of cashless warrants                       (1,000)

Shares issued of Series C convertible
   preferred shares at $100.00 per share
   including deemed dividend In connection
   with beneficial conversion feature
   of preferred stock                               2,199,000                                 (1,400,000)                  799,000

Issuance of shares in connection with
Series C
   Preferred stock private placement
   investment                                         600,000                                                              601,000

Shares issuable at $2.23 per share in
   connection with research and development
   and license Agreement                            1,115,000                                (1,115,000)

Issuance of shares at market price for services        24,000                                                               24,000
Issuance of options at market value for services      229,000                                                              229,000
Issuance of options to purchase 100,000
   shares @$.40 per share for services                425,000      $ (425,000)
Amortization of deferred compensation costs                           113,000                                              113,000
Issuance of shares to purchase furniture
   and fixtures                                        40,000                                                               40,000

Issuance of shares in connection with
Series C Preferred stock private placement

Issuance of shares at $1.25 per share               1,998,000                                                            2,000,000

Conversion of Series B preferred stock to
common
Issuance of shares at market price for services       102,000                                                              102,000

Shares issuable at market price for services           88,000                                                               88,000
Net loss/comprehensive loss                                                                  (4,736,000)                (4,736,000)
                                                  -----------      ----------   ---------  ------------   ----------- ------------
Balance, December 31, 2000 (carried forward)       33,873,000       (312,000)           0   (30,798,000)            0    2,868,000

The accompanying notes are an integral part of these financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity (Capital Deficiency) (Notes A and F) (continued)
For the Cumulative Period From July 31, 1992 (Inception) Through September 30, 2001
(Unaudited)

                                                         Preferred Stock   Preferred Stock
                                                         $.001 Par Value   $.001 Par Value
                                                        ---------------   ------------------         Common Stock
                                             Series A       Series B          Series C              $.001 Par Value
                                             Preferred  ----------------  ------------------    ----------------------
                                               Stock     Shares  Amount    Shares     Amount      Shares          Amount
                                             ---------  -------- -------  -------   ---------   ------------   ---------
Balance, December 31, 2000 (brought forward)         0   185,165  $   0    14,000     $   0     104,669,772   $ 105,000

Issuance of options at fair value for
services
Issuance of common shares at market price                                                            47,762
for services
Conversion of Series B preferred stock to                                                           666,660
common                                                   (66,666)

Issuance of common shares on exercise of
   75,000 options on a cashless basis                                                                73,064
Issuance of common shares in exchange for
   warrants                                                                                         150,000

Issuance of common shares for services                                                                6,000
Issuance of common shares at $.67 per share
- net of issuance cost                                                                              150,000

Issuance of common shares at $.72 per share
- net of issuance cost                                                                              200,000
Issuance of common shares for consulting
services                                                                                            405,000

Shares issuable at market price for services
Amortization of deferred compensation costs

Issuance of common shares at market prices
   for services                                                                                       6,890
Issuance of common shares at market price
   for services                                                                                      97,500
Issuance of shares at $.62 per share, net
  of issuance Costs                                                                                 112,500
Conversion of Series C preferred stock to
  common                                                                   (4,000)                  800,000
Issuance of shares at $.60 per share, net
  of issuance Costs                                                                                 200,000
Issuance of shares at $.80 per share, net
  of issuance Costs                                                                                 100,000
Issuance of common shares at market price                                                           195,000       1,000
  for services
Issuance of common stock to a stockholder
  on exercise of warrants                                                                           942,281       1,000

                                                                                          Deficit
                                                                            Accounts    Accumulated
                                                 Additional                Receivable    During the
                                                  Paid-In      Deferred       From       Development  Treasury
                                                  Capital    Compensation  Stockholders    Stage      Stock     Total
                                                ------------ -------------  --------- ------------   ------- ------------
Balance, December 31, 2000 (brought forward)      33,873,000     (312,000)  $      0  $(30,798,000)  $    0 $2,868,000

Issuance of options at fair value for                332,000                                                   332,000
services
Issuance of common shares at market price
for services
Conversion of Series B preferred stock to
common

Issuance of common shares on exercise of
   75,000 options on a cashless basis
Issuance of common shares in exchange for
   warrants                                          225,000                                                   225,000
                                                    (225,000)                                                 (225,000)
Issuance of common shares for services                 6,000                                                     6,000
Issuance of common shares at $.67 per share
- net of issuance cost                                96,000                                                    96,000

Issuance of common shares at $.72 per share
- net of issuance cost                               138,000                                                   138,000
Issuance of common shares for consulting             396,000                                                   396,000
services

Shares issuable at market price for services           8,000                                                     8,000
Amortization of deferred compensation costs                        21,000                                       21,000

Issuance of common shares at market prices
   for services
Issuance of common shares at market price
   for services                                       60,000                                                    60,000
Issuance of shares at $.62 per share, net
  of issuance Costs                                   66,000                                                    66,000
Conversion of Series C preferred stock to
  common                                              (1,000)                                                   (1,000)
Issuance of shares at $.60 per share, net
  of issuance Costs                                  115,000                                                   115,000
Issuance of shares at $.80 per share, net
  of issuance Costs                                   76,000                                                    76,000
Issuance of common shares at market price            137,000                                                   138,000
  for services
Issuance of common stock to a stockholder
  on exercise of warrants                            781,000                                                   782,000

The accompanying notes are an integral part of these financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity (Capital Deficiency) (Notes A and F) (continued)

For the Cumulative Period From July 31, 1992 (Inception) Through September 30, 2001
(Unaudited)

                                                        Preferred Stock      Preferred Stock
                                                        $.001 Par Value      $.001 Par Value
                                                       ---------------      ------------------         Common Stock
                                             Series A      Series B             Series C              $.001 Par Value
                                             Preferred ----------------     ------------------    ----------------------
                                               Stock    Shares  Amount       Shares     Amount        Shares    Amount
                                             --------- -------- -------     -------   --------    ------------ ---------
Issuance of shares to purchase stock of
  Teneo Computing, Inc.                                                                              1,400,000   $ 2,000
Issuance of shares to purchase 40,672
  shares of common stock of Novint
  Technologies, Inc.                                                                                 1,000,000     1,000
Issuance of shares at $.72 per share, net
  of issuance Costs                                                                                    135,000
Issuance of shares on exercise of 15,000
  options at $.20 per share                                                                             15,000
Issuance of common shares at market price
  for services                                                                                         102,750
Issuances of common shares at market prices
  for Consulting services                                                                              615,000     1,000
Shares issuable at market price for services
Amortization of deferred compensation costs
Shares issuable at market price for services

Issuance of common shares at Market Price
  for services                                                                                           8,257
Issuance of shares at $.50 per share
                                                                                                       200,000     1,000
Conversion of Series C preferred to
   Common                                                                  (10,000)                  2,000,000
Conversion of Series B preferred to Common
                                                        (33,500)                                       335,000
Issuance of common shares at market price
  for services                                                                                         729,000     1,000
Amortization of deferred compensation costs

Net loss/comprehensive loss
                                               --------- ------ -------    -------    --------     -----------  --------
Balance, September 30, 2001                    $       0 84,999 $     0          0    $      0     115,362,436  $113,000
                                               ========= ====== =======    =======    ========     ===========  ========

                                                                                          Deficit
                                                                            Accounts    Accumulated
                                                 Additional                Receivable    During the
                                                  Paid-In      Deferred       From       Development Treasury
                                                  Capital    Compensation  Stockholders    Stage      Stock     Total
                                                ------------ ------------- ------------  ----------- ------- ------------
Issuance of shares to purchase stock of
  Teneo Computing, Inc.                        $   782,000                                                         $ 784,000
Issuance of shares to purchase 40,672
  shares of common stock of Novint
  Technologies, Inc.                               559,000                                                           560,000

Issuance of shares at $.72 per share, net
  of issuance Costs                                 94,000                                                            94,000
Issuance of shares on exercise of 15,000
  options at $.20 per share                          3,000
Issuance of common shares at market price
  for services                                      74,000
Issuances of common shares at market prices
  for Consulting services                          564,000                                                           565,000
Shares issuable at market price for services         7,000                                                             7,000
Amortization of deferred compensation costs                       21,000                                              21,000
                                                                 =======
Shares issuable at market price for services         7,000                                                             7,000
Issuance of common shares at Market Price
  for services
Issuance of shares at $.50 per share               100,000                                                           101,000
Conversion of Series C preferred to Common
Conversion of Series B preferred to Common

Issuance of common shares at market price
  for services                                     405,000                                                           406,000
Amortization of deferred compensation costs                       22,000                                              22,000

Net loss/comprehensive loss                                                            (5,515,000)                (5,515,000)
                                               -----------     ---------   ---------   ----------   ---------   ------------
Balance, September 30, 2001                    $38,678,000     $(248,000)            $(36,313,000)          0     $2,230,000
                                               ===========     =========   =========   ==========   =========   ============

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                                        Inception
                                                             Three Months Ended             Nine Months Ended         July 31, 1992
                                                                September 30,                  September 30,             Through
                                                       ----------------------------    ----------------------------    September 30,
                                                           2001            2000            2001            2000            2001
                                                       ------------    ------------    ------------    ------------   -------------
Cash flows from operating activities:
   Net loss                                            $ (1,112,000)   $ (1,263,000)   $ (5,515,000)   $ (3,298,000)   $(31,307,000)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Common stock issued for services                     478,000           8,000       1,580,000          24,000       2,393,000
       Preferred stock issued for services                                                                                  598,000
       Stock options issued for services                     22,000         247,000         395,000         247,000       9,475,000
       Warrants issued for services                                                                                       1,750,000
       Financing costs payable with common stock                                            773,000                         964,000
       Loss of equity investees                                                                                             100,000
       Depreciation and amortization                        166,000          69,000         350,000         200,000       1,292,000
       Changes in:
         Prepaid expenses                                    (4,000)         14,000          (2,000)        (26,000)        (10,000)
         Accounts payable and accrued expenses               45,000           9,000          26,000        (117,000)        620,000
         Note Receivable                                                     10,000                          10,000
         Accounts receivable                                                (86,000)         87,000         (86,000)
                                                       ------------    ------------    ------------    ------------    ------------
           Net cash used in operating activities           (405,000)       (992,000)     (2,306,000)     (3,046,000)    (14,125,000)
                                                       ------------    ------------    ------------    ------------    ------------

Cash flows from investing activities;
   Purchase of equipment                                                     (5,000)         (3,000)        (27,000)       (423,000)
   Purchase of investment                                                                                                  (100,000)
   Proceeds from sale of equipment                                                                                           14,000
                                                       ------------    ------------    ------------    ------------    ------------
           Net cash used in investing activities                  0          (5,000)         (3,000)        (27,000)       (509,000)
                                                       ------------    ------------    ------------    ------------    ------------

Cash flows from financing activities:
   Purchase of treasury stock                                                                                              (100,000)
   Proceeds from notes payable to stockholders              250,000                         250,000                       2,399,000
   Proceeds from note payable - other                                       302,000                         302,000         302,000
   Repayment of note payable - other                         (3,000)                        (10,000)                        (12,000)
   Net proceeds from issuance of preferred stock                            500,000                       1,400,000       3,569,000
   Net proceeds from issuance of common stock               100,000                         685,000         711,000       8,780,000
   Loan repayment to preferred stockholder                                                                                 (148,000)
   Capital lease payments                                                                                                   (13,000)
   Security deposit paid                                                                                                     (7,000)
                                                       ------------    ------------    ------------    ------------    ------------
           Net cash provided by financing activities        347,000         802,000         925,000       2,413,000      14,770,000
                                                       ------------    ------------    ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents        (58,000)       (195,000)     (1,384,000)       (660,000)        136,000
Cash and cash equivalents, beginning of period              194,000         703,000       1,520,000       1,168,000
                                                       ------------    ------------    ------------    ------------    ------------

Cash and cash equivalents, end of period               $    136,000    $    508,000    $    136,000    $    508,000    $    136,000
                                                       ============    ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statement of Cash Flows (continued)
(Unaudited)

                                                                                                               Period From
                                                                                                                Inception
                                                          Three Months Ended        Nine Months Ended         July 31, 1992
                                                             September 30,            September 30,              Through
                                                         ---------------------    ----------------------       September 30,
                                                          2001          2000        2001          2000             2001
                                                         -------      --------    --------     ---------      --------------
Supplemental disclosure of cash flow information:
   Interest paid                                         $ 5,000                  $ 17,000                      $   30,000
                                                         =======                  ========                      ==========
Supplemental disclosures of noncash investing and
   Financing activities:
     Fixed assets contributed to the Company in
       exchange for Series A preferred stock                                                                    $   45,000
                                                                                                                ==========
     Issuance of 14,391,627 common shares to
       acquire intangible assets                                                                                $   15,000
                                                                                                                ==========
     Special distribution of 14,391,627 shares of
       common stock to stockholder in settlement
       of stockholder advances                                                                                  $  376,000
                                                                                                                ==========
     Issuance of 7,200,000 common shares to acquire
       intangible assets                                                                                        $1,440,000
                                                                                                                ==========
     Issuance of Series A preferred stock and
       warrants in settlement of note payable and
       accrued interest                                                                                         $1,830,000
                                                                                                                ==========
     Issuance of 1,000,000 common shares to acquire
       intangible assets                                                                                        $1,000,000
                                                                                                                ==========
     Issuance of 100,000 common shares to acquire
       furniture and fixtures                                                                                   $   49,000
                                                                                                                ==========
     Issuance of 78,000 common shares in satisfaction
       of accrued expenses                                                                                      $   15,000
                                                                                                                ==========
     Issuance of 10,500 shares to acquire furniture
       and Fixtures                                                    41,000                    41,000         $   41,000
                                                                       ======                    ======         ==========
     Issuance of 1,400,000 common shares to acquire
       Teneo Computing, Inc.                                                      $784,000                      $  784,000
                                                                                  ========                      ==========
     Issuance of 1,000,000 common shares to purchase
       common stock of Novint Technologies, Inc.                                  $560,000                      $  560,000
                                                                                  ========                      ==========

The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Notes to Financial Statements
September 30, 2001
(Unaudited)


NOTE A - ORGANIZATION AND OPERATIONS

Manhattan Scientifics, Inc. (formerly Grand Enterprises, Inc. ("Grand")), and its wholly-owned subsidiaries Tamarack Storage Devices, Inc. and Teneo Computing, Inc. and equity investments (collectively "the Company"), a development stage enterprise, operates in a single business segment as a technology incubator that seeks to acquire, develop and bring to market technologies in fields with an emphasis in the area of consumer and commercial electronics. At September 30, 2001, the Lauer Entities claim beneficial ownership of approximately 41 percent of the Company's common stock (see Note
F).

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

In May 2001 as part and parcel of a series of transactions between Company and Novint Technologies, Inc. ("Novint") modifying an earlier agreement, the Company acquired all of the outstanding common stock of Teneo Computing, Inc. ("Teneo") by issuing 1,400,000 common shares to the stockholders of Teneo valued at $784,000. Teneo, a development stage enterprise, is a Delaware corporation. Teneo has been involved in research and development of proprietary technologies and products in the area of haptics. (See Note H[1]).

The Company has been engaged primarily in directing, supervising and coordinating research and development efforts in the continuing development of its products, raising funds and working to bring products to market. The Company conducts its operations primarily in the United States.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Notes to Financial Statements
September 30, 2001
(Unaudited)

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

Notes to Financial Statements
September 30, 2001
(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (CONTINUED)

[7]   Research and development expenses:

      Costs of research and development activities are expensed as incurred.

[8]   Advertising expenses:

      The Company expenses advertising costs which consist primarily of promotional items and print media, as incurred. Advertising expenses amounted to $1,000, $9,000, and $60,000 for the nine months ended September 30, 2001, 2000 and for the cumulative period July 31, 1992 (inception) through September 30, 2001.

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

[12]  Valuation of long-lived assets:

      The Company evaluates the carrying value of long-lived assets to be held and used on a periodic basis. Management utilizes anticipated net cash flows to determine if impairment has occurred. Based upon these evaluations, there were no adjustments to the carrying value of long-lived assets during the three months ended September 30, 2001.

[13]  Interim financial statements:

      Financial statements as of September 30, 2001 and the nine months ended September 30, 2001 and 2000 and the respective amounts included in the period from inception July 31,1992 are unaudited but in the opinion of management, the financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the comparative financial position and results of operations. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.

[14]  Goodwill

      Goodwill resulting from the acquisition of Teneo, Inc. accounted for as a purchase is being amortized on a straight-line basis over three years. The carrying value of goodwill is analyzed on an annual basis. Such analysis is based upon the expected future cash flows of Teneo, Inc. Amortization of approximately $99,000 has been included in General and Administrative expenses for the nine months ended September 30, 2001. Amortization for the three months period ended September 30, 2001 is approximately $66,000.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Notes to Financial Statements
September 30, 2001
(Unaudited)

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2001 consists of the following:
                                                  Useful Lives
                                                     In Years

            Furniture and fixtures                       5          $ 98,000
            Computers                                    5            44,000
            Equipment                                    5           174,000
                                                                   ---------
                                                                     316,000
            Less accumulated depreciation                            187,000
                                                                   ---------

                                                                   $ 129,000
                                                                   =========

NOTE D - INVESTMENTS

NMXS.COM, INC.

On June 3, 1999, the Company entered into an agreement with NMXS.com, Inc. (formerly New Mexico Software, Inc.) and invested $100,000 ($70,000 June 1999, $30,000 July 1999) for 5,416,300 shares of common stock which resulted in the Company owning approximately 49% of NMXS. The initial investment amount exceeded the underlying net equity by approximately $63,000. The Company treated such excess as an expense to fund the development of software.

During 1999, in connection with NMXS' transactions in its own common stock, the Company's ownership was first reduced to 31% and then in August 1999, the Company realized gains amounting to approximately $532,000 and its ownership percentage was further diluted to 28% when NMXS became public through a reverse merger. The Company's equity in the net losses of NMXS during 1999 exceeded such gains. As a result of net losses through December 31, 1999, amounting to $632,000, including the above transactions, the Company's investment in NMXS was reduced to zero.

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

As of September 30, 2001, the Company owns approximately 23% of NMXS.com, Inc.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Notes to Financial Statements
September 30, 2001
(Unaudited)

NOTE D - INVESTMENTS (CONTINUED)

The Company will not record any earnings associated with NMXS.com, Inc. until the losses not recognized during the period the equity method was suspended have been recovered. The cumulative losses in excess of the amount invested amounted to $548,000 as of September 30, 2001. In addition, per the stock purchase agreement with NMXS.com, Manhattan Scientifics provided NMXS.com with business and management advice through August 1999 without remuneration. Also, our CEO received a salary of $60,000 and a leased car from NMXS.com, Inc. as consideration for his services, including board membership, provided to NMXS.com, Inc. through December 2000. At the present time the CEO is not receiving any compensation.

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

The following is a summary of financial data regarding financial position and results of operations of NMXS.com, Inc. as of September 30, 2001 and for the nine months ended September 30, 2001:

         Current assets (including cash of $50,000)  $   760,000
         Furniture and equipment                         332,000
         Goodwill                                        105,000
         Other assets                                     23,000
                                                     -----------

                                                     $ 1,220,000
                                                     ===========

         Liabilities                                 $   923,000
         Stockholders' equity                            297,000
                                                     -----------

                                                     $ 1,220,000
                                                     ===========

         Revenue                                     $   998,000
                                                     ===========

         Net loss                                    $(1,882,000)
                                                     ===========

Novint Technologies, Inc.

In June 2000 the Company entered into agreement with Novint Technologies, Inc. ("Novint") to exclusively license a development stage computer software technology on a worldwide basis, to fund research and development of such technology, and to exchange certain securities, among other things. On May 16, 2001, the Company entered into a series of transactions with Novint and others through which, among other things, the earlier agreements were modified and the Company acquired the stock of a third-party developer of the software technology. As of September 30, 2001 the Company has funded $1,465,000 of a commitment of $1.5 million toward research and development of the technology. The Company believes that it is premature to offer any assessment as to the ultimate commercial viability of any products that might be derived from this technology should it be successfully developed.

The initial investment amount of $560,000 exceeded the underlying net equity by approximately $377,000. The Company treated such excess as an expense to fund the research and development activities of Novint.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Notes to Financial Statements
September 30, 2001
(Unaudited)

NOTE D - INVESTMENTS (CONTINUED)

The following is a summary of financial data regarding financial position and results of operations of Novint Technologies, Inc. as of September 30, 2001 and for the period May 16, 2001 (date of acquisition) to September 30, 2001:

         Cash                                 $   2,000
         Equipment and software                 164,000
         Patent                                  89,000
                                              ---------

                                              $ 255,000
                                              =========

         Liabilities                          $   4,000
         Stockholders' equity                   251,000
                                              ---------

                                              $ 255,000
                                              =========

         Revenue                              $ 136,000
                                              =========

         Net loss                             $ 304,000
                                              =========


NOTE E - NOTES PAYABLE

In August 2000, the Company obtained a line of credit from a financial institution in the amount of $300,000. This line of credit bears interest at a rate of the 30 day Dealer Commercial paper rate plus 2.60% (5.27% at September 30, 2001). The line of credit will terminate on July 31, 2002. As of September 30, 2001, the Company was indebted in the amount of $290,000 which includes interest for the month of September 2001. This line of credit is guaranteed by the CEO of the Company. Interest expense for the nine months ended September 30, 2001 amounted to $17,000.

In August 1999, the Company borrowed $275,000 from the Chief Operating Officer. Among other things, the loan bears interest at the rate of 5.5% per annum and is due upon the earlier of 18 months or the date of a private placement raising at least $1,500,000. Repayment of the loan was extended for a three month term until December 31, 2001. The loan may be prepaid at any time. The Chief Operating Officer had originally delivered to the Company $275,000 to exercise options each exercisable to purchase common stock but such exercise was rescinded and the options have been treated as if not exercised. No shares were delivered as a result of this transaction. Interest expense for the nine months ended September 30, 2001 amounted to $11,000.

In August 2001, the Company borrowed $250,000 from the Chief Executive Officer. Among other things, the loan bears interest at a rate of 5.5% per annum and is due on December 31, 2001.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Notes to Financial Statements
September 30, 2001
(Unaudited)

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Notes to Financial Statements
September 30, 2001
(Unaudited)

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Notes to Financial Statements
September 30, 2001
(Unaudited)

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

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

Notes to Financial Statements
September 30, 2001
(Unaudited)

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

       In June 2001, issued 15,000 shares of common stock pursuant to exercise of 15,000 options at $.20 per share.

       In June 2001, issued 102,750 shares of common stock at market price for services rendered.

       In June 2001, issued 615,000 shares of common stock at market prices for services rendered.

       In July 2001, issued 200,000 shares of common stock at $.50 per share to one accredited investor.

       In July 2001, issued 2,000,000 shares of common stock in connection with the conversion of Series C preferred shares at a rate of 1 Series C preferred share to 200 common shares.

       In July 2001, issued 234,257 shares at market price for services rendered.

       In August 2001, issued 3,000 shares at market price for services rendered.

       In September 2001 issued 335,000 shares of common shares in connection with the conversion of Series B preferred shares at a rate of 1 Series B preferred share to 10 common shares.

       In September 2001, issued 350,000 shares at $.45 for payments of research and Development costs.

       In September 2001, issued 150,000 shares at market price for serviced rendered.

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

During 1997, the Company repurchased all outstanding shares of its Series A preferred stock from the above-mentioned third party for $70,000. In conjunction with this transaction, the Board of Directors canceled and retired the then existing Series A preferred stock.

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

Notes to Financial Statements
September 30, 2001
(Unaudited)

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

Notes to Financial Statements
September 30, 2001
(Unaudited)

amount an employee must pay to acquire the stock as defined; however, to the extent that stock options are granted to non employees, for goods or services, the fair value of these options are included in operating results as an expense.


NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

A summary of the Company's stock option activity and related information is as follows:

                                                                Weighted     Number of
                                                 Number of      Average        Common
                                                  Common        Exercise       Shares
                                                  Shares         Price       Exercisable
                                             --------------     --------   -------------
      Outstanding as of December 31, 1997                 0                            0
        Granted                                  21,325,000      $ .20        21,325,000
        Canceled                               (15,000,000)      $ .20       (15,000,000)
                                             --------------                -------------
      Outstanding as of December 31, 1998         6,325,000      $ .20         6,325,000
        Granted                                  16,250,000      $ .05        16,250,000
        Exercised                                  (100,000)                    (100,000)
        Canceled                                          0                            0
                                             --------------                -------------

      Outstanding as of December 31, 1999        22,475,000                   22,475,000
        Granted                                     610,000      $ .73           210,000
        Canceled                                          0                            0
                                             --------------                -------------

      Outstanding as of December 31, 2000        23,085,000                   22,685,000
       Granted                                      200,000      $1.25           200,000
       Exercised                                    (90,000)                     (90,000)
       Canceled                                           0                            0
                                             --------------                -------------

      Outstanding as of September 30, 2001       23,195,000                   22,795,000
                                             ==============                =============

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

Notes to Financial Statements
September 30, 2001
(Unaudited)

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

         Proforma net loss available to common shareholders $(5,612,000) Proforma Basic and diluted loss per share $(.05)

Exercise prices and weighted-average contractual lives of stock options outstanding as of September 30, 2001 are as follows:

                         Options Outstanding              Options Exercisable
                ------------------------------------   -----------------------
                               Weighted
                                Average     Weighted                  Weighted
                               Remaining    Average                   Average
    Exercise       Number     Contractual   Exercise      Number      Exercise
      Price     Outstanding      Life         Price    Exercisable     Price
    --------    -----------   -----------   --------   -----------   ---------

      $  .05     16,125,000       7.8         $  .05    16,125,000      $ .05
      $  .20      6,260,000       7.2         $  .20     6,260,000      $ .20
      $  .40        500,000       9.2         $  .40       100,000      $ .40
      $ 2.25        110,000       5.9         $ 2.25       110,000      $2.25
      $ 1.25        200,000       9.5         $ 1.25       200,000      $1.25

Warrants:

The Company issued the following warrants at the corresponding weighted average exercise price as of September 30, 2001:

        Outstanding as of December 31, 1997                     0
        Issued                                         17,750,000     $.16
                                                    -------------

        Outstanding as of December 31, 1998            17,750,000
        Converted into stock options                   (2,500,000)    $.05
                                                    -------------

        Outstanding as of December 31, 1999            15,250,000
        Converted into common stock                    (2,000,000)    $.75
                                                    -------------

        Outstanding as of December 31, 2000            13,250,000
        Issued                                            942,281
        Converted into common stock                      (942,281)    $.01
                                                    -------------

        Outstanding as of September 30, 2001           13,250,000
                                                    =============

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Notes to Financial Statements
September 30, 2001
(Unaudited)

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

                         Number of     Exercise   Contractual   Number of Shares
          Date           Warrants       Price        Life         Exercisable
     ---------------   ------------    --------   -----------   ----------------
     January 8, 1998        750,000      $.10       10 years           750,000

     July 28, 1998       12,500,000      $.05       10 years        12,500,000
                       ------------                              -------------

                         13,250,000                                 13,250,000
                       ============                              =============


In January 2000, the Company issued 1,076,923 shares of common stock, pursuant to the July 28, 1999 exercise of warrants by Equilink, LLC.

In March 2001, the Company executed a warrant agreement with an existing stockholder. The agreement allows the stockholder to purchase a variable quantity of common stock (between 200,000 and 1,000,000 shares) at a variable strike price (between $.01 and $1.25) based upon market share price formula at time of exercise. The fair value associated with a minimum exercise of 200,000 warrants was computed using the Black-Scholes option pricing model which approximated $150,000, which is included as a charge for financing costs in the statement of operations for the three months ended March 31, 2001. In May 2001, the Company issued 942,281 shares of common stock at a market price of $.83 per share pursuant to the May 15, 2001 exercise of warrants by the stockholder. A charge of $773,000 for financing costs is included in the statement of operations for the nine months ended September 30, 2001.


NOTE G - INCOME TAXES

There is no provision for federal, state or local income taxes for the periods ended September 30, 2001 and 2000, since the Company has incurred net operating losses.

The Company's deferred tax asset as of September 30, 2001 represents benefits from equity related compensation charges and net operating loss carryforwards of approximately $4,384,000 and $8,262,000, respectively which is reduced by a valuation allowance of approximately $12,646,000 since the future realization of such tax benefit is not presently determinable.

As of September 30, 2001, the Company has a net operating loss carryforward of approximately $22,735,000 expiring in 2008 through 2020 for federal income tax purposes and 2004 for state income tax purposes. As a result of ownership changes, internal revenue code Section 382 limits the amount of such net operating loss carryforward available to offset future taxable income to approximately $13,086,000 in the aggregate.

The difference between the statutory federal income tax rate applied to the Company's net loss and the Company's effective income tax rate for the nine months ended September 30, 2001 and 2000 is summarized as follows:

                                                        Nine Months
                                                           Ended
                                                       September 30,
                                                    -----------------
                                                      2001      2000
                                                    -------    ------
          Statutory federal income tax rate            34.0%     34.0%
          Increase in valuation allowance             (34.0)%   (34.0)%
                                                    -------    ------

                                                        0.0%      0.0%
                                                    =======    ======

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Notes to Financial Statements
September 30, 2001
(Unaudited)

NOTE H - COMMITMENTS

[1]   License and development agreements:

      In March 1997, the Company entered into a Cooperative Research and Development Agreement (the "CRADA Agreement") with the Regents of the University of California to develop a polymeric based recording media that will satisfy all of the requirements for a holographic media storage device. The work was to be completed within 25 months from the original date of execution. Each party had the first option to retain title to any subject inventions made by its employees during the work under this agreement. The agreement provided that the Company's contribution to funding will be $264,000. The CRADA research and development expenses charged to the statement of operations for the year ended December 31, 1999 and for the cumulative period July 31, 1992 through September 30, 2001 amounted to $29,000 and $83,000, respectively. The work was completed and the agreement was terminated in 1999.

      On January 11, 1998, the Company entered into a research and development agreement with Energy Related Devices, Inc. ("ERDI"). The term of the agreement is for the later of three years from the commencement date as defined in the agreement or the delivery of a prototype suitable for commercial sale or license regarding the fuel cell product defined in the agreement. The Company is obligated to fund up to $1 million in accordance with certain milestones as defined in the agreement. Upon the delivery of a prototype suitable for commercial sale or license regarding the fuel cell product, the Company's obligation will be to pay ERDI $10,000 per month until the Company funds or determines not to fund the research and development of ERDI's solar cell invention. Through September 30, 2001, the Company has provided $1,000,000 to ERDI for research and development activities. In addition, the Company is providing for key-man life insurance coverage on the primary stockholder of ERDI. In May 1999, the Company committed to additional funding of ERDI. As of September 30, 2001, the Company has funded an additional $805,000.

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

      In June 2000, the Company entered into agreements with a third party (Novint Technologies, Inc.) to exclusively and perpetually license a development stage computer software technology on a worldwide basis, to fund the continuing research and development of such technology, and to exchange certain securities (subject to return provisions), among other things. As of September 30, 2001, the Company has funded $1,465,000 of an initial commitment of $1.5 million toward research and development of the technology, pursuant to a milestone timetable. It is intended that additional research and development not covered by the initial $1.5 million commitment, if any, will be funded primarily out of certain royalties payable by the Company to the third party, or, to the extent that such royalties are insufficient, from additional financings by the Company. The Company believes that it is premature to offer any assessment as to the ultimate commercial viability of any products that might be derived from this technology should it be successfully developed.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Notes to Financial Statements
September 30, 2001
(Unaudited)

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

      In February 2001, the Company entered into a marketing and management consulting agreement. In connection with the agreement, among other things, the consulting firm will receive a fee payable in stock. The term of the agreement is for one year plus a one year automatic renewal. In March 2001, the Company issued 200,000 shares of common stock to the consulting firm as compensation for services rendered and to be rendered. The market value on the date of issuance was $1.25 per share. This is reflected in prepaid expenses and is being amortized over the initial term of the agreement. In addition, through September 30, 2001, the Company issued 626,000 additional shares valued at $431,000 for services rendered.

[3]   Employment agreement:

      On August 30, 1999, the Company entered into an employment and noncompetition agreement with an individual to provide research related activities. The term of the agreement was for one year commencing on September 1, 1999 and was renewed. The agreement allows for four one year renewal options unless terminated by either party. The employment agreement was renewed for an additional year effective September 1, 2000. Base salary is $90,000 per annum with available additional cash compensation as defined in the agreement. In addition, the employee received stock options to purchase 500,000 shares of common stock at $.40 per share. The market price of the Company's common shares was $1.25 per share on the date of grant. The total intrinsic value of such options approximated $425,000. In accordance with the agreement, 100,000 options vest each year on the anniversary date. The charge for the 100,000 options that vested during 2000 approximated $113,000. The charge for the nine months ended September 30, 2001 approximated $64,000.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Notes to Financial Statements
September 30, 2001
(Unaudited)

NOTE H - COMMITMENTS (CONTINUED)

[4]   Intangible asset acquisition:

      On August 6, 1999, the Company entered into an agreement with Novars Gesellschaft Furneve Technologies mbh ("Novars") to acquire all of the intellectual property rights of Novars. As compensation, the Company issued 1,000,000 shares of its common stock. The purchase price was estimated at $1,000,000 based upon the value of the common shares issued at the date of the transaction as determined by management. In addition, the Company is obligated to pay a three percent royalty in perpetuity on the revenues earned by the Company as defined in the agreement.

      In conjunction with the above, the Company entered into a three year research and development agreement with Novars with automatic one year renewals unless terminated by either party. In accordance with this agreement, the Company advanced $200,000 in August 1999. The Company has amended the research and development agreement to provide for additional funding based on a milestone timetable. As of September 30, 2001, the Company has funded an additional $1,620,000 and issued 350,000 shares of common stock valued at $158,000 to be used for funding research and development costs.

[5]   Leases:

      The Company is obligated under two separate operating leases for office space located in Los Alamos, New Mexico and New York City. Both leases expire in December 2001. Rent expense charged to operations was approximately $52,000 and $23,000 for the nine months ended September 30, 2001 and 2000, respectively. Reimbursements from related parties amounted to $30,000 and $54,000 for the nine months ended September 30, 2001 and 2000, respectively.

[6]   Commitment:

      In April 2001, the Company entered into a consulting agreement to develop the necessary infrastructure for the commercialization of several of its products for a term of one year. In connection with the agreement, the consulting firm will receive monthly fees and warrants based upon performance.


NOTE I - RELATED PARTY TRANSACTIONS

The law firm of one director received $111,000 and $121,000 in compensation for legal services rendered to the Company during the nine months ended September 30, 2001 and 2000.

The accounting firm of one of our directors received $77,000 and $93,000 compensation for accounting services rendered to the Company during the nine months ended September 30, 2001 and 2000.

NMXS.com, Inc. pays our CEO a yearly salary of $60,000 and leases a car for our CEO as consideration for his services. At the present time the CEO is not receiving any compensation.

During 1998, the Company entered into a research and development agreement with Energy Related Devices, Inc. ("ERDI"), ERDI is majority-owned by a shareholder of the Company (see Note H[1]).

In August 2001, the Company borrowed $250,000 from the Chief Executive Officer. Among other things, the loan bears interest at 5.5% per annum and is due on December 31, 2001.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Notes to Financial Statements
September 30, 2001
(Unaudited)

NOTE J - SUBSEQUENT EVENTS


Common Stock:

In October 2001, the Company issued 190,210 shares of common stock at market prices for past services rendered.

NOTE K - CONTINGENCY

A former Consultant has threatened to bring a claim against the Company for breach of an alleged oral contract. As of the filing date of this 10Q-SB no claim has been filed. The Company believes there is no merit to the allegations and intends to vigorously defend against any claims.

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

        As of September 30, 2001, we had an accumulated loss since inception, 1992, of $31,307,000. Of this accumulated loss, approximately $15,500,000 was derived from non-cash charges that were required by generally accepted accounting principles and approximately $6,800,000 from Tamarack prior to our acquisition of Tamarack. Accordingly cash losses from inception to September 30, 2001 were approximately $9,007,000. We expect operating losses to continue for the foreseeable future because we will be continuing to fund research and development efforts as well as general and administrative expenses prior to receiving any revenues from our technologies.

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

         The Company is currently evaluating the impact of adopting Statement Financial Accounting Standards No. 142 ("FASB 142") "Goodwill and Other Intangible Assets." The Company is currently unable to determine the effect of FASB 142 as such determination requires evaluation of future events as of January 1, 2002.

         A former consultant has threatened to bring a claim against the Company for breach of an alleged oral contract. As of the filing date of this 10Q-SB no claim has been filed. The Company believes there is no merit to the allegations and intends to vigorously defend against any claims.

Results of Operations

         Comparison of three months ended September 30, 2001 to three months ended September 30, 2000.

         Net Loss. We reported a net loss of $1,112,000 or $.01 per common share, basic and diluted, for operations for the three months ended September 30, 2001 versus a net loss of $1,263,000, or $0.01 per common share, basic and diluted, for the three months ended September 30, 2000. The decrease of $151,000 or 12% is primarily a result of our reduced spending commitments for research and development.

         Revenues. We had no revenues for the three months ended September 30, 2001 and $75,000 in revenue during the three months ended September 30, 2000.

         Operating Costs and Expenses. Operating costs and expenses for the three months ended September 30, 2001 totaled $1,103,000, a decrease of $238,000 or 18%, versus costs and expenses of $1,341,000 for the three months ended September 30, 2000. These costs and expenses are detailed below.

         Salaries and Employee Benefits. Salaries related to research and development and employee benefits were approximately $56,000 for the three months ended September 30, 2001 consisting of salary and a compensation charge of $21,000 for stock options to our Chief Polymer Scientist, which is included in research and development for such period, versus salaries and employee benefits of $34,000 for the three months ended September 30, 2000. We anticipate an increase in these costs as we intend to enter into an employment agreement with our currently uncompensated executive officer and implement certain employee benefit plans, including a healthcare plan.

         General and Administrative. General and administrative expenses were $602,000 for the three months ended September 30, 2001, which consisted of accounting, travel, legal, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $538,000 for the three months September 30, 2000. This increase of $64,000, or 12%, was primarily a result of issuance of stock for services. We anticipate no significant change in general and administrative expenses in the near future.

         Research and Development. Research and development expenses were $384,000 for the three months ended September 30, 2001, which consisted of payments under research and development agreements with various contractors, amortization of patents, and salary to our Chief Polymer Scientist. Research and development expenses amounted to $799,000 for the three months ended September 30, 2000. This decrease of $415,000, or 52% resulted from decreased research and development payments to various third party contractors. We do, however, expect research and development costs to increase as we continue to develop our existing technologies and acquire or license new technologies.

         Comparison of nine months ended September 30, 2001 to nine months ended September 30, 2000.

          Net Loss. We reported a net loss of $5,515,000, or $.05 per common share, basic and diluted, for the nine months ended September 30, 2001, versus a net loss of $3,298,000, or $.05 per common share, basic and diluted, for the nine months ended September 30, 2000. The increase of $2,217,000, or 67%, is primarily a result of the fact that, in 2001, we recorded a charge of $2,748,000 for the issuance of options, stock for services and financing costs, whereas in the fiscal 2000 period, we did not issue any options and a minimal amount of stock for services.

         Revenues. We had no revenues for the nine months ended September 30, 2001 and $75,000 of revenue for the nine months ended September 30, 2000.

         Operating Costs and Expenses. Operating costs and expenses for the nine months ended September 30, 2001 totaled $5,502,000, an increase of $2,112,000, or 62%, versus costs and expenses of $3,390,000 for the nine months ended September 30, 2000. These costs and expenses are detailed below.

         Salaries and Employee Benefits. Salaries related to research and development and employee benefits were approximately $165,000 for the nine months ended September 30, 2001, which consisted of salary and a compensation charge of $63,000 for stock options to our Chief Polymer Scientist, which is included in Research and Development for such period, versus salaries and employee benefits of $93,000 for the nine months ended September 30, 2000. We anticipate an increase in these costs as we intend to enter into employment agreements with our currently uncompensated executive officers and implement certain employee benefit plans, including a healthcare plan.

        General and Administrative. General expenses were $2,756,000 for the nine months ended September 30, 2001, which consisted of accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $1,149,000 for the nine months ended September 30, 2000. This increase of $1,607,000, or 140%, is primarily a result of the fact that, in 2001, we recorded a charge for the issuance of options, stock for services and financing costs, whereas in the fiscal 2000 period, we did not issue any options and a minimal amount of stock for services. We anticipate no significant change in general and administrative expenses in the near future.

        Research and Development. Research and development expenses were $1,762,000 for the nine months ended September 30, 2001, which consisted of payments on research and development agreements with various contractors, amortization of patents, nanoporous polymer license options payments, and salary to our Chief Polymer Scientist. Research and development expenses amounted to $2,218,000 for the nine months ended September 30, 2000. This decrease of $456,000, or 21% resulted from our reduced spending commitments for research and development. We expect research and development costs to increase as we develop our existing technologies and acquire or license new ones.

Liquidity and Plan of Operations

         We are a development stage company and are in the technology acquisition and development phase of its operations. Accordingly, we have relied primarily upon private placements, licensing and subscription sales of stock to fund our continuing activities and acquisitions. To a limited extent, and as described below, we have also relied upon borrowing from non-traditional lenders who are also shareholders of ours, among other lenders. Until we generate revenue from sales and licensing of technology, or receive a large infusion of cash from a potential strategic partner, we intend to continue to rely upon these methods of funding our operations during the next year.

         Our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, our holdings of approximately 5.1 million shares of common stock in NMXS.Com, Inc.; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government. In June 2000, the Company entered into agreements with Novint Technologies, Inc. to exclusively license a development stage computer software technology on a worldwide basis, to fund research and development of such technology, and to exchange certain securities, among other things. On May 16, 2001, the Company entered into a series of transactions with Novint and others through which, among other things, the earlier agreements were modified and Company acquired the stock of a third party developer of the software technology.

         Stockholders' equity totaled $2,230,000 on September 30, 2001 and the working capital was a deficit of $831,000 on such date.

         We do not expect any significant change in the total number of employees in the near future. We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next 12 months, although we have no agreements regarding any such technologies as of the date of this Report.

         Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of September 30, 2001, we had $136,000 in cash. As of September 30, 2000, we had $508,000 in cash. We intend to satisfy our capital requirements for the next 12 months by our cash on hand, continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, and borrowing as appropriate. However, we do not know if those resources will be adequate to cover our capital requirements. The Company has obtained a commitment from a major stockholder to provide sufficient funds if needed to support the Company's normal operations through December 31, 2003.

Recently Issued Accounting Standards

The Company is currently evaluating the impact of adopting Statement Financial Standards No. 142 ("FASB 142") "Goodwill and Other Intangible Assets". The Company is currently unable to determine the effect of FASB 142 as such determination requires evaluation of future events as of January 1, 2002.

                                     PART II

                                OTHER INFORMATION

Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities and Use of Proceeds

       In July 2001, the Company issued 200,000 shares of common stock at $.50 per share to an accredited investor pursuant to a private placement transaction under Section 4(2) of the Securities Act of 1933.

       In July 2001, the Company issued 2,000,000 shares of common stock in connection with the conversion of Series C preferred shares at a rate of 1 Series C preferred share to 200 common shares. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

       In July 2001, the Company issued 234,257 shares at market price of $.84 and $.50 per share to two consultants for marketing and media services rendered. The issuance was exempt under section 4(2) of the Securities Act of 1933.

       In August 2001, the Company issued 3,000 shares at market price of $.75 to a consultant for services rendered. The shares were exempt under section 4(2) of the Securities Act of 1933.

       In September 2001, the Company issued 335,000 shares of common shares in connection with the conversion of Series B preferred shares at a rate of 1 Series B preferred share to 10 common shares. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

       In September 2001, the Company issued 150,000 shares at market price of $.45 per share to two consultants for providing legal and public relations services rendered. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

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

                           MANHATTAN SCIENTIFICS, INC.

Dated: November 14, 2001                    By: /s/ Marvin Maslow
                                            ---------------------
                                                Marvin Maslow
                                                President, Chief Executive
                                                Officer, and Chairman of
                                                the Board