Form 10KSB
period 2001-12-31
MANHATTAN SCIENTIFICS INC
filed 2002-04-16
CIK 1099132

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______.

                        Commission File Number 000-28411

                           MANHATTAN SCIENTIFICS, INC.
                           ---------------------------
                 (Name of small business issuer in its charter)

                Delaware                                  850460639
                --------                                  ---------

   (State or other jurisdiction of            I.R.S. Employer Identification No.
    incorporation or organization)

641 Fifth Avenue, Suite 36F, New York, New York             10022
-----------------------------------------------             -----

(Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number: (212) 752-0505
                    -----------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure is contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $0. State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2001: 116,295,195 shares of common stock.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of April 12, 2002: $14,526,148

Transitional Small Business Disclosure Format (check one)    Yes [ ]  No [X]

                           Forward Looking Statements

         This Form 10-KSB contains forward-looking statements, including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which we may participate, competition within our chosen industry, including competition from much larger competitors, technological advances, and the failure by us to successfully develop business relationships. In addition, these forward-looking statements are subject to our successful completion of the research and development of our technologies; successful commercialization and mass production of, among other things, the micro fuel cell, mid-range fuel cell, and haptics internet applications; successful protection of our patents; and effective significant industry competition from various entities whose research and development, financial, sales and marketing and other capabilities far exceeds ours. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. We note that the safe harbor contained in the Private Securities Litigation Reform Act of 1995 is not applicable to the disclosure in this Form 10-KSB.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         Manhattan Scientifics, Inc., a development stage company, is a technology incubator that seeks to acquire, develop and bring to market life-enhancing technologies in various fields, with emphasis in the areas of alternative energy, consumer and commercial electronics. We identify emerging technologies through strategic alliances with scientific laboratories, educational institutions, and scientists and leaders in industry and government. We believe that our scientific and business expertise, resourcefulness and creativity place us in a position to advance these technologies from the development stage through commercialization.

         We have been active developing four technologies:

         o Micro fuel cell technology, which is designed to become an ultra efficient miniature electricity generator that converts hydrogen into electricity by chemical means, for portable electronic devices, including cellular telephones, as a substitute for lithium ion batteries in common use today. We believe this technology has the potential to significantly increase product use life over the current state-of-the-art battery technologies.

         o Mid-range fuel cell technology, which is an ultra efficient medium-size electricity generating device that converts alcohol or hydrogen into electricity, with potential applications for personal transportation cordless appliances, power tools, wheelchairs, bicycles, boats, emergency home generators, military field communications and laptop computers.

         o Haptics "Touch and Feel" computer applications, which is a technology that allows computer users to be able to touch and feel any objects they see on their computer screen with the aid of special "mouse." Detailed texture, object-weight, stickiness, viscosity and object density can be "felt" or sensed. Management believes this haptics technology may become disruptive and many positively impact the way computers are used everywhere by introducing the ability to "touch".

         o Holographic data storage, which is a technology for the storage and retrieval of data in the form of holographically stored light patterns rather than magnetically. The Company has developed the underlying technology to present maturity and is now actively engaged in the sale or license of approximately 22 patents surrounding these inventions.

         In addition, we own approximately 4,911,300 shares, and have warrants to purchase an additional 1,500,000 shares, of common stock of NMXS.Com, Inc. (f/k/a New Mexico Software, Inc.), a public company that owns, develops and markets what it believes to be fast and efficient Internet technologies for the management of digital images.

         We are also working to identify potential new technologies for possible acquisition, licensing, and development, as well as to develop corporate opportunities to benefit our shareholders; however, we have no executed agreements or finalized arrangements for any other technologies or opportunities as of the date of this Form 10-KSB.

OUR DEVELOPMENT MODEL

         Our goal is to influence the future through the development of potentially disruptive or sea-change technologies. Our business model is to: (i) identify significant technologies, (ii) acquire same, (iii) secure the services of inventors, engineers or other staff who were instrumental in its creation,
(iv) provide for suitable work facilities, laboratories, and other aids where appropriate, (v) prototype the technologies to demonstrate "proof of principle" feasibility, (vi) secure patent and or other intellectual property protection,
(vii) secure early customers for product trials where appropriate, and (viii) commercialize through licenses, sales or cooperative efforts with other well-capitalized and or experienced manufacturing and distribution firms.

         In addition to technology development, we seek to develop appropriate corporate opportunities from time to time for the benefit of the Company and its shareholders.

         By fostering the simultaneous development of multiple technologies, we believe we increase our likelihood of success while decreasing our risk through diversification.

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

         Since our technologies are still in their development phase, we have generated only limited revenues. As such, the need for operating and acquisition capital is a continuous concern requiring the ongoing efforts of our management. The Company is not a large capital-user and has raised approximately $9.7 million capital since 1998. Nevertheless there is need to continue to raise capital on an as needed basis through private placements, registered public offerings, debt, and/or other financing vehicles. Raising capital was more difficult in 2001 than in the past due to the general economic downturn of 2001 and the effects of the September 11 terrorist attacks on the World Trade Center buildings in New York and the Pentagon in Washington D.C. We have successfully concluded a number of capital-raising financings during the first quarter of 2002 and our management intends to work diligently to continue to raise capital for the Company.

         We utilize the intellectual property licensing model, and not a production model, though management is opportunistic and is open to explore all methods leading to commercializing its technologies. Our plan is to establish and maintain research and development which typically requires seed-level funding in early stages. We intend to consider all appropriate avenues for the commercialization of our technologies.

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

         We believe we have achieved promising results through our research to date. In 1998, we demonstrated a pre-prototype of our micro fuel cell technology by completing a fuel-cell driven cellular telephone call. In 1999, we demonstrated that an eight cell array, which is approximately the size of a credit card, running on methanol and water, was able to run a pager. We were also selected by Industry Week Magazine that year to receive a Technology of the Year Award in recognition of our work on the micro fuel cell. During 2000, we developed a test micro fuel cell that achieved a specific energy output three times greater than standard lithium ion batteries then in use for cellular telephones. We also introduced a working prototype of a portable cell phone charging system at an international fuel cell symposium. We have pursued the development of safe and convenient fueling ampoules (patents pending) with fuels such as methanol and hydrogen. Hydrogen supplied from a packaged chemical hydride device has been demonstrated as a way of obtaining higher power performances from miniature portable fuel cells. We have demonstrated a working 16-cell array of fuel cells, the size of a business card, built on a single plastic substrate with vacuum and spray depositions, as a prototype of mass-produced fuel cells. During 2001, we had six new patents issued in various countries, including the U.S., continued and expanded our scope of research and development of this technology, and demonstrated various fuel cells arrays, including a hydrogen-powered portable cell-phone charger holster. Once we have completed development of the micro fuel cell, we anticipate that we will attempt to secure a manufacturing and distribution arrangement with an established commercial partner.

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

         In 2001, we continued our research and development of this technology and announced the testing of a small, ultra light, and significantly more powerful (3KW capability) prototype of the mid-range fuel cell. We also announced the testing of a scooter powered by the more powerful fuel cell. Late in 2001, a prototype bicycle powered by our mid range fuel cell received an Invention of the Year 2001 citation from Time Magazine.

         We were also active during 2001 in efforts to begin commercialization of this technology. We have considered proposed licensing and financing arrangements from third parties but have not yet entered into any agreements. We intend to continue to develop licensing and financing opportunities for this technology.

         During 2000, we were hired by the U.S. Army to develop a mid-range fuel cell evaluation prototype suitable for powering military field radios. The Army's evaluation tests were completed in December, 2000 and were generally favorable. Further action will depend upon funding of Army projects and our state of manufacturing readiness.

         During 2000 we also completed delivery of the concept prototype fuel cell powered bicycle described above, in collaboration with the Aprilia company, an Italian motorcycle, scooter, and bicycle manufacturer. The bicycle was exhibited to the public at the Bologna Motor Show in December, 2000.

         We also contracted with the Electrolux Corporation to develop a fuel cell evaluation prototype suitable to power a portable vacuum cleaner. Evaluation tests were successfully completed and further action will depend upon our state of manufacturing readiness.

         In addition to the foregoing specific contracts, we intend to explore other potential applications for the mid-range fuel cell technology, as well as potential strategic relationships with third parties relating to investment, mass manufacturing, and mass marketing of the technology.

2. HAPTICS "TOUCH AND FEEL" INTERNET APPLICATIONS

         During 2000, we acquired exclusive licenses and sublicenses to certain haptics internet applications from Novint Technologies, Inc. Haptics is an emerging technology that allows computer users to have the physical sensation of manipulating and touching objects on a computer screen as if they were three-dimensional, using a special mouse. Detailed texture and viscosity can be sensed, among many other aspects of touch. We also acquired 36,606 shares of Novint Technologies, Inc. common stock , and contracted with the developer of the licensed technology to perform research and development of the licensed applications for contract payments of $1,500,000. In May, 2001, we acquired Teneo Computing, Inc., a private corporation with rights to certain haptics applications for dental simulation and oil and gas exploration. We licensed these rights exclusively to Novint in exchange for various enhanced and amended license rights with Novint in the areas of internet applications and interactive applications. We also acquired an additional 4,066 shares of Novint common stock, increasing our ownership in Novint to 40,672 shares, (approximately 42 percent of that company). During 2001, Novint worked to develop and begin commercialization of the dental simulation and oil and gas exploration applications, among other things.

         We believe that haptics technology has the potential to revolutionize the way computers are utilized, and that there are other very promising applications. These include 3-dimensional, touch-enabled online shopping and computer gaming. We believe that our ownership of Novint stock will benefit our shareholders as Novint develops these and other promising haptics applications .

3. HOLOGRAPHIC DATA STORAGE TECHNOLOGY

         Our wholly owned subsidiary, Tamarack Storage Devices, Inc. (a/k/a/ Holostor (TM)), has conducted research and development activities relating to holographic data storage technology since approximately 1992. Holographic data storage technology relates to the storage and retrieval of data in the form of light patterns.

         We currently have 24 patents filed relating to holographic data storage technology, of which 23 patents have been issued and one has been abandoned. The patents cover a range of concepts from optical design to media chemistry. Prior to becoming our subsidiary, Tamarack was engaged in the development of holographic data storage technology both independently and as member of a consortium of microelectronic companies funded privately and by the United States government through its Defense Advanced Research Projects Agency. This research and development has continued independently since our acquisition of Tamarack.

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

         To date, holographic data storage in general has not advanced into the marketplace as a viable storage method because of technical challenges inherent in developing a suitable holographic storage medium, which is a substance that can store data in the form of light patterns. For this reason, we previously focused our research and development work upon the development of a suitable holographic storage medium that overcomes these technical challenges, specifically in the field of photopolymers. While some progress was made, it does not appear likely that this technology will be commercializable in the near future. Accordingly, we have decided not to continue active development of this technology, and instead seek to sell or license it in its present state of development to appropriate third parties.

4. DIGITAL IMAGE MANAGEMENT TECHNOLOGY (INVESTMENT IN NMXS.COM, INC.)

         We presently own approximately 4,911,300 shares of common stock (and have options to acquire another 1,500,000 shares) of NMXS.Com, Inc., a public company located in Albuquerque, New Mexico. The shares were acquired in 1999 (and the options were acquired in 2001). NMXS.Com markets internet technology-based software for the high-speed transmission of high-resolution graphic images, video clips and audio recordings, among other things. NMXS.Com's proprietary software provides image archiving, asset packaging, data mining and secure commerce over the internet transaction capabilities.

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

         Our original acquisition of shares in NMXS.Com was effected in 1999 through a transaction with its predecessor, New Mexico Software, Inc., a privately held New Mexico corporation. New Mexico Software became public pursuant to a reverse merger transaction. Prior to the reverse merger, we invested $100,000 in New Mexico Software and agreed to provide New Mexico Software with business and management consulting services in return for equity.

         At present, two of our directors are also directors of NMXS.Com. (Messrs. Maslow and Bach). Additional details concerning NMXS.Com and its operations and technologies may be found in the Annual Report (10K-SB) of that company. Competition

         The markets in which we compete are highly competitive and constantly evolving. We face competition from leading researchers and manufacturers worldwide. For example, in the last few years there has been a much greater interest in using fuel cells as an energy source for practical applications such as automobiles and portable electronic devices. In addition, Ford Motor Company has indicated it will contribute several hundred million dollars as part of a global alliance with other entities to develop automotive engines powered by fuel cells.

         The markets in which we compete have no substantial barriers to entry. Accordingly, there are others working toward similar objectives in order to penetrate these markets and we anticipate additional companies will pursue the same goals. Those whose efforts we are aware of include, without limitation, Medis El, Inc., Micro Fuel Cell Technology Inc. and Motorola, Inc. in the area of micro fuel cells; Ballard and H Power Corp. in the area of mid-range fuel cells; and InPhase/Bell Labs and Aprilis/Polaroid in the area of holographic storage media. We believe that the principal competitive factors in our technology markets are:

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

INTELLECTUAL PROPERTY

         Our ability to compete depends in part on the protection of our proprietary technology and on the goodwill associated with our trade names, service marks and other proprietary rights. However, we do not know if current laws will provide us with sufficient enough protection that others will not develop technologies similar or superior to ours, or that third parties will not copy or otherwise obtain or use our technologies without our authorization.

         With respect to the technologies that we are developing, we have a total of 43 unique inventions for which patents have been filed or issued worldwide. With respect to those inventions, 37 patents have issued worldwide (29 of which are in the U.S.), 5 have received Notices of Allowance, 9 are Patent Cooperation Treaty pending filings, and 77 have progressed to national phase filings (4 of which are in the U.S.). We also have one registered trademark. With respect to the micro fuel cell device, 14 patents have been issued (six in the U.S.), 21 are pending, and there is one registered trademark issued. With respect to the mid-range fuel cell, we have 5 notices of allowance and 65 patents pending (4 in the U.S.). With respect to the holographic storage technology, we have 23 U. S. patents issued. In addition, we continue to evaluate whether to pursue additional applications to protect our intellectual property.

         The success of our business will depend, in part, on our ability to secure the issuance of our pending patents, obtain related patents, protect and enforce patents once issued and operate without infringing on the proprietary rights of others. Our success will also depend on our ability to maintain exclusive rights to trade secrets and proprietary technology we own, are currently developing and will develop. We can give no assurance that any issued patents will provide us with competitive advantages or will not be challenged by others, or that the patents of others will not restrict our ability to conduct business.

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

EMPLOYEES

         As of December 31, 2001, we had three full-time employees (including two unsalaried employees in general management, and one compensated employee in research and development), and two part-time unsalaried employees. In addition, there were approximately 30 other people working on our behalf as employees of our various research and development independent contractors (see below). We indirectly funded the salaries of these individuals through our contract research and development payments to their employers. Although not technically our employees, we consider these individuals to be an integral part of our research and development team.

         None of our employees is a member of any union or collective bargaining organization. We consider our relationships with employees to be good.

         A significant portion of our research and development is performed by independent contractors from whom we acquired or licensed certain technologies, and their various employees. As of December 31, 2001, we had three independent contractors conducting research and development for us. Robert Hockaday, the inventor of the micro fuel cell, performs research and development under contract through his company Energy Related Devices, Inc. The inventor of the mid-range fuel cell technology we acquired, Dr. Arthur Koschany, also performs research and development under contract through his company, Novars Geselleschaft fur neue Technologien, GmbH. Thomas Anderson, one of the developers of haptics "touch and feel" technologies, also has performed research and development under contract through his company, Novint Technologies, Inc. Our independent contractors utilize a number of their own various employees to satisfy their research and development obligations to us, and their employees are considered to be part of our research and development team.

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

ITEM 2. DESCRIPTION OF PROPERTY

         Our principal executive office is located at 641 Fifth Avenue, New York, New York. We lease approximately 1,200 square feet of office space pursuant to a two-year lease that was extended on December 31, 2001. For the first two years, the aggregate rental cost for this office space was $60,000, which increased to $66,000 as of January 1, 2002. Throughout our tenancy in this space, our CEO Marvin Maslow has reimbursed a significant portion of these costs through a privately owned corporation, as a benefit to our shareholders to offset high New York City rents. Through June 2000, CEO Maslow reimbursed us for approximately 80% of these amounts, after which we have been reimbursed in varying percentages. During 2001, CEO Maslow reimbursed us a total of $12,000. As of January 1, 2002, we are being reimbursed for approximately 20% of rent costs.

         In addition to our principal executive office, we also lease space at 127 Eastgate Industrial Park, Los Alamos, New Mexico. Energy Related Devices, Inc. continues to perform research and development for the Company's micro fuel cell technology in laboratories at the same location. The Company's annualized rental cost for its space is $3,660.

         We believe our facilities are adequate for our current and planned business operations.

ITEM 3. LEGAL PROCEEDINGS

         We are not currently subject to any legal proceedings. We may from time to time become a party to various legal proceedings arising in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS OF OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth for the periods indicated, the high and low per share bid information for our common stock on the OTC Bulletin Board System. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark down or commissions and may not represent actual transactions.

                                   Bid Prices

2001                                                             High      Low
                                                                ------    ------

First Quarter.......................................            $2.34     $0.69
Second Quarter......................................             1.30      0.71
Third Quarter.......................................             0.97      0.38
Fourth Quarter......................................             0.76      0.31

2000                                                             High      Low
                                                                ------    ------

First Quarter.......................................            $7.63     $4.00
Second Quarter......................................             5.60      2.13
Third Quarter.......................................             5.00      2.03
Fourth Quarter......................................             3.31      1.31

         As of December 31, 2001, we had 383 registered shareholders (however, this amount does not include shareholders who hold shares in street name, which can be significant) and 116,295,195 shares of Common Stock issued and outstanding.

DIVIDENDS.

         We have never paid any cash dividends. We presently intend to reinvest earnings, if any, to fund the development and expansion of our business and, therefore, do not anticipate paying cash dividends on our common stock in the foreseeable future. The declaration of cash dividends will be at the discretion of our board of directors and will depend upon our earnings, capital requirements, financial position, general economic conditions and other pertinent factors.

RECENT SALES OF UNREGISTERED SECURITIES

         During the past three years, we have issued unregistered securities in the following transactions:

         In April 2002, we contracted to sell 400,000 shares of our common stock to one accredited investor for $100,000.

         In April 2002, we sold 600,000 shares of our common stock to one accredited investor for $150,000.

         In January 2002, we sold 285,700 shares of our common stock to one accredited investor for $100,000.

         In January 2002, we sold 850,000 shares of our common stock to one accredited investor for $255,000.

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

         In July 2001, we sold 200,000 shares of our common stock to one accredited investor for $100,000.

         In June 2001, we sold 135,000 shares of our common stock to one accredited investor for $97,200.

         In May 2001, we sold 100,000 shares of our common stock to one accredited investor for $80,000.

         In April 2001, we sold 200,000 shares of our common stock to one accredited investor for $120,000.

         In April 2001, we sold 112,500 shares of our common stock to one accredited investor for $69,750.

         In March 2001, we sold 200,000 shares of our common stock to one accredited investor for $144,000.

         In March 2001, we sold 150,000 shares of our common stock to one accredited investor for $100,000.

         From March 2001 through December, 2001, we issued an aggregate of 811,250 shares of our common stock to a consulting company, in lieu of cash, as compensation for services rendered and to be rendered. We also issued 15,000 shares of our common stock to this company in March 2001 for additional fees owed.

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

         In November, 2000, we sold 800,050 shares of our common stock to five accredited investors for an aggregate of $1,000,063.

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

         On May 6, 1999, we sold 10,000 shares of our common stock to McKee Wallwork, in lieu of cash for conducting a market survey in connection with NMXS.Com, Inc. prior to our investment in that company.

         On May 6, 1999, we sold 100,000 shares of our common stock to the Peters Corporation or its designee, in lieu of cash as compensation for corporate furnishings.

         As of January 4, 1999, we sold options to Stanton Crenshaw Communications to purchase 350,000 shares of our common stock at an exercise price of $0.20 per share in exchange for public relations services. In addition, we agreed to issue to Stanton Crenshaw $2,500 worth of our common stock per month, commencing as of April 1, 1999, also in exchange for ongoing public relations services. The shares accrue monthly based upon the closing price of our stock on the last day of each month, and are to be issued quarterly. As of March 1, 2002 we have issued Stanton Crenshaw Communications, Inc. 84,064 shares of our common stock.

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

         Since the reverse merger we have been acquiring and licensing technologies, directing, supervising and coordinating our research and development efforts, raising capital, and initiating commercialization activities and dialogue with potential customers.

         As of December 31, 2001, we had an accumulated loss since inception, 1992, of $32,455,000. Of this accumulated loss, approximately $16,350,000 was derived from non-cash charges that were required by generally accepted accounting principles and approximately $6,700,000 from Tamarack prior to our acquisition of Tamarack. Non-cash charges are recorded expenditures that do not require an outlay of cash. Accordingly cash losses from inception to December 31, 2001 were approximately $9,305,000. We expect operating losses to continue for the foreseeable future because we will be continuing to fund research and development efforts as well as general and administrative expenses prior to receiving any revenues from our technologies.

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

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2001 TO FISCAL YEAR ENDED DECEMBER 31, 2000.

         NET LOSS. We reported a net loss of $6,662,000, or $.06 per common share, basic and diluted, for the year ended December 31, 2001, versus a net loss of $6,136,000, or $.06 per common share, basic and diluted, for the year ended December 31, 2000. The increase of $526,000, or 9%, is primarily a result of the fact that, in 2001, we recorded a charge for the issuance of options, stock for services and financing costs, whereas in the fiscal 2000 period, we did not issue any options and a minimal amount of stock for services.

         REVENUES. We had no revenues for the year ended December 31, 2001 and $250,000 of revenue for the year ended December 31, 2000.

         OPERATING COSTS AND EXPENSES. Operating costs and expenses for the year ended December 31, 2001 totaled $6,432,000, an increase of $1,424,000, or 28%, versus costs and expenses of $5,008,000 for the year ended December 31, 2000. These costs and expenses are detailed below.

         GENERAL AND ADMINISTRATIVE. General expenses were $4,468,000 for the year ended December 31, 2001, which consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $1,915,000 for the year ended December 31, 2000. This increase of $2,553,000, or 133%, is primarily a result of the fact that, in 2001, we recorded a charge for the issuance of options, stock for services and financing costs, whereas in the fiscal 2000 period, we did not issue any options and a minimal amount of stock for services. We anticipate no significant change in general and administrative expenses in the near future.

         RESEARCH AND DEVELOPMENT. Research and development expenses were $1,964,000 for the year ended December 31, 2001, which consisted of payments on research and development agreements with various contractors, amortization of patents, ,and salary to our Chief Polymer Scientist. Research and development expenses amounted to $3,093,000 for the year ended December 31, 2000. This decrease of $1,129,000, or 37% resulted from our reduced spending commitments for research and development. We expect research and development costs to increase as we develop our existing technologies and acquire or license new ones.

LIQUIDITY AND PLAN OF OPERATIONS

         We are a development stage company and are in the technology acquisition and development phase of its operations. Accordingly, we have relied primarily upon private placements and subscription sales of stock to fund our continuing activities and acquisitions. To a limited extent, and as described below, we have also relied upon borrowing from the Company's two senior officers, CEO Maslow and COO Harrod, and through a bank guarantee made by Mr. Maslow of a traditional loan. Until we generate revenue from sales and licensing of technology, or receive a large infusion of cash from a potential strategic partner, we intend to continue to rely upon these methods of funding our operations during the next year.

         Our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, our holdings of approximately 4.9 million shares of common stock in NMXS.Com, Inc.(which had a market value of approximately $1,660,000 as of December 31, 2001), and 40,672 shares of common stock of Novint Technologies, Inc.; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

         Stockholders' equity totaled $1,512,000 on December 31, 2001 and the working capital was a deficit of $1,222,000 on such date.

         We do not expect any significant change in the total number of employees in the near future. We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next 12 months, although we have no agreements regarding any such technologies as of the date of this Report.

On January 19, 2001, Lancer Management Group, LLC, the beneficial owner of 39% of the outstanding shares of our common stock, indicated its willingness to advance funds, on an as-needed basis, to continue our operations through December 31, 2003, upon reasonable terms and conditions to be agreed. On March 26, 2002, Lancer indicated that it was no longer willing to advance funds as indicated in that letter.


         Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of December 31, 2001, we had $79,000 in cash (since January 1,2002, we raised $505,000 in private placements). As of December 31, 2000, we had $1,520,000 in cash. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, borrowing as appropriate, and our cash on hand. However, we do not know if those resources will be adequate to cover our capital requirements.

RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board ("FASB") recently issued Statements of Financial Accounting Standards Nos. 141 and 142 ("SFAS 141" and "SFAS 142"). Both of these pronouncements are effective fiscal years beginning after December 31, 2001. Under SFAS 141, a company must use the purchase method of accounting for all business acquisitions. SFAS 142 requires a company to periodically evaluate for impairment (as opposed to amortize) goodwill and intangible assets. The Company does not believe the implementation of SFAS 141 or SFAS 142 will have a material effect on its financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS


MANHATTAN SCIENTIFICS, INC. AND SUBSIDIAIRIES
(a development stage enterprise)
CONTENTS

                                                                                                         PAGE
                                                                                                         ----

FINANCIAL STATEMENTS

   Independent auditors' report                                                                          F-2

                                                                                                         F-3

   Consolidated balance sheet as of December 31, 2001                                                    F-4

   Consolidated statements of operations for the years ended December 31, 2001, 2000 and
      the period from July 31, 1992 (inception) through December 31, 2000                                F-5

   Consolidated statements of stockholders' equity (capital deficiency) for the years ended December 31, 2001 and for the cumulative period from July 31,
      1992 (inception) through December 31, 2001                                                         F-6

   Consolidated statements of cash flows for the years ended December 31, 2001, 2000 and
      for the period from July 31, 1992 (inception) through December 31, 2001                            F-9

   Notes to financial statements                                                                        F-10





                                                                                                         F-1

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Manhattan Scientifics, Inc.


We have audited the accompanying consolidated balance sheet of Manhattan Scientifics, Inc. (a development stage enterprise) and subsidiaries ("the Company") as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity (capital deficiency), and cash flows for the years ended December 31, 2001 and 2000 and for the period from July 31, 1992 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from July 31, 1992 (inception) through December 31, 1994 (not presented separately herein except for the statements of stockholders" equity (capital deficiency) were audited by other auditors whose report dated March 24, 1995, expressed an unqualified opinion on those statements. The other auditors report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors for the cumulative information for the period from July 31, 1992 (inception) through December 31, 1994, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Manhattan Scientifics Inc. and subsidiaries as of December 31, 2001 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2001 and 2000 and for the period from July 31, 1992 (inception) through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations, and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Richard A. Eisner & Company, LLP

Florham Park, New Jersey
February 14, 2002


MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)


CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2001
ASSETS
Current assets:
   Cash and cash equivalents                                                     $     79,000
   Prepaid expenses and other assets                                                   84,000
                                                                                 -------------

      Total current assets                                                            163,000

Property and equipment, net                                                           113,000
Patents, net                                                                        1,667,000
Investment in Novint Technologies, Inc.                                               410,000
Technology license, net                                                               537,000
Security deposit                                                                        7,000
                                                                                 -------------

                                                                                 $  2,897,000
                                                                                 =============

LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses                                         $    573,000
   Note payable to officers                                                           525,000
   Note payable - other                                                               287,000
                                                                                 -------------

      Total current liabilities                                                     1,385,000
                                                                                 -------------

Commitments

STOCKHOLDERS' EQUITY
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
   Series A convertible, redeemable, 10 percent cumulative, authorized 182,525 shares; issued and outstanding - none
   Series B convertible, authorized 250,000 shares; 84,999 shares issued and outstanding Series C convertible, redeemable, authorized 14,000 shares;
   issued
      and outstanding - none
Common, authorized 250,000,000 shares, 116,295,195 shares issued,
   and outstanding, 19,115 shares issuable                                            115,000
Additional paid-in capital                                                         39,084,000
Deferred compensation                                                                (227,000)
Deficit accumulated during the development stage                                  (37,460,000)
                                                                                 -------------

      Total stockholders' equity                                                    1,512,000
                                                                                 -------------

                                                                                 $  2,897,000
                                                                                 =============

SEE NOTES TO FINANCIAL STATEMENTS                                                         F-4


MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                PERIOD FROM
                                                                                               JULY 31, 1992
                                                                      YEAR ENDED                (INCEPTION)
                                                                      DECEMBER 31,                THROUGH
                                                             -------------------------------    DECEMBER 31,
                                                                  2001             2000             2001
                                                             --------------   --------------   --------------
Revenues                                                                      $     250,000    $     250,000
                                                                              --------------   --------------

Operating costs and expenses:
   General and administrative                                $   4,468,000        1,915,000       28,879,000
   Research and development                                      1,964,000        3,093,000        6,680,000
                                                             --------------   --------------   --------------

      Total operating costs and expenses                         6,432,000        5,008,000       35,559,000
                                                             --------------   --------------   --------------

Loss from operations before other income and expenses           (6,432,000)      (4,758,000)     (35,309,000)

Other income and expenses:
   Contract revenue                                              3,602,000
   Interest and other expense                                      (41,000)         (26,000)        (610,000)
   Interest income                                                  16,000           48,000          167,000
   Equity in losses of investees                                  (205,000)                         (305,000)
                                                             --------------   --------------   --------------

NET LOSS/COMPREHENSIVE LOSS                                     (6,662,000)      (4,736,000)   $ (32,455,000)
                                                                                               ==============
Dividends on preferred stock beneficial conversion feature                       (1,400,000)
                                                             --------------   --------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                 $  (6,662,000)   $  (6,136,000)
                                                             ==============   ==============

BASIC AND DILUTED LOSS PER SHARE:
   Weighted average number of common shares
      outstanding                                              110,921,175      102,355,000
                                                             ==============   ==============

   Basic and diluted loss per share                          $        (.06)   $        (.06)
                                                             ==============   ==============




SEE NOTES TO FINANCIAL STATEMENTS                                                                         F-5


                                                                   Preferred Stock       Preferred Stock
                                                                   $.001 Par Value       $.001 Par Value
                                                                 -------------------   -------------------       Common Stock
                                                    Series A        Series B                Series C             $.001 Par Value
                                                    Preferred    -------------------   -------------------  ------------------------
                                                    Stock        Shares       Amount   Shares       Amount  Shares         Amount
                                                    ---------    ------       ------   ------       ------  ------------   ---------
Initial issuance of shares to founders on
contribution
 of intangible assets at historic cost basis                                                                 14,391,627    $ 14,500
Additional founders' contribution
Issuance of 1,037,000 shares of Series A preferred
 stock, net of issuance costs                       $ 10,000
Net loss
                                                    ---------                                               ------------   ---------

Balance, March 31, 1993                               10,000                                                 14,391,627      14,500
Issuance of shares to investor at approximately
 $.21 per share                                                                                              14,391,627      14,500
Issuance of shares on exercise of options                                                                       479,720       1,000
Services performed in exchange for Series A
 preferred stock issued in fiscal 1993
Net loss
                                                    ---------                                               ------------   ---------

Balance, March 31, 1994                               10,000                                                 29,262,974      30,000
Services performed for Series A preferred stock
 issued in fiscal 1993
Issuance of shares at approximately $.52 per share                                                              345,399
Net loss
                                                    ---------                                               ------------   ---------

Balance, December 31, 1994                            10,000                                                 29,608,373      30,000
Issuance of 163,000 shares of Series A
 preferred stock                                       2,000
Write-off of amounts receivable from stockholders
Net loss
                                                    ---------                                               ------------   ---------

Balance, December 31, 1995                            12,000                                                 29,608,373      30,000
Issuance of shares upon exercise of option for
 $15,000                                                                                                     14,391,627      14,000
Net loss
                                                    ---------                                               ------------   ---------

Balance, December 31, 1996                            12,000                                                 44,000,000      44,000
Purchase and retirement of 1,200,000 shares of
 Series A preferred stock                            (12,000)
Purchase of 7,195,814 treasury shares of common
 stock for $15,000
Net loss/comprehensive loss
                                                    ---------                                               ------------   ---------

Balance, December 31, 1997 (carried forward)               0                                                 44,000,000      44,000



                                                                          Deficit
                                                           Amounts      Accumulated
                                                         Additional     Receivable       During the
                                                           Paid-in        From           Development     Treasury
                                                           Capital      Stockholders       Stage          Stock           Total
                                                         ----------     ------------    ------------    ---------      ------------
Initial issuance of shares to founders on
contribution
 of intangible assets at historic cost basis             $     500                                                     $    15,000
Additional founders' contribution                           40,000      $   (40,000)                                             0
Issuance of 1,037,000 shares of Series A preferred
 stock, net of issuance costs                            1,020,000         (286,000)                                       744,000
Net loss                                                                                $  (543,000)                      (543,000)
                                                         ----------     ------------    ------------    ---------      ------------

Balance, March 31, 1993                                  1,060,500         (326,000)       (543,000)                       216,000
Issuance of shares to investor at approximately
 $.21 per share                                          2,985,500                                                       3,000,000
Issuance of shares on exercise of options                   49,000                                                          50,000
Services performed in exchange for Series A
 preferred stock issued in fiscal 1993                                      127,000                                        127,000
Net loss                                                                                 (2,292,000)                    (2,292,000)
                                                         ----------     ------------    ------------    ---------      ------------

Balance, March 31, 1994                                  4,095,000         (199,000)     (2,835,000)                     1,101,000
Services performed for Series A preferred stock
 issued in fiscal 1993                                                      159,000                                        159,000
Issuance of shares at approximately $.52 per share         182,000                                                         182,000
Net loss                                                                                 (2,250,000)                    (2,250,000)
                                                         ----------     ------------    ------------    ---------      ------------

Balance, December 31, 1994                               4,277,000          (40,000)     (5,085,000)                      (808,000)
Issuance of 163,000 shares of Series A
 preferred stock                                           161,000                                                         163,000
Write-off of amounts receivable from stockholders          (40,000)          40,000                                              0
Net loss                                                                                   (972,000)                      (972,000)
                                                         ----------     ------------    ------------    ---------      ------------

Balance, December 31, 1995                               4,398,000                0      (6,057,000)                    (1,617,000)
Issuance of shares upon exercise of option for
 $15,000                                                     1,000                                                          15,000
Net loss                                                                                   (284,000)                      (284,000)
                                                         ----------     ------------    ------------    ---------      ------------

Balance, December 31, 1996                               4,399,000                0      (6,341,000)                    (1,886,000)
Purchase and retirement of 1,200,000 shares of
 Series A preferred stock                                  (58,000)                                                        (70,000)
Purchase of 7,195,814 treasury shares of common
 stock for $15,000                                                                                      $ (15,000)         (15,000)
Net loss/comprehensive loss                                                                (335,000)                      (335,000)
                                                         ----------     ------------    ------------    ---------      ------------

Balance, December 31, 1997 (carried forward)             4,341,000                0      (6,676,000)      (15,000)      (2,306,000)


The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity (Capital Deficiency) (continued) (Notes A and G)
For the Cumulative Period From July 31, 1992 (Inception) Through December 31, 1999 (continued)


                                                                   Preferred Stock       Preferred Stock
                                                                   $.001 Par Value       $.001 Par Value
                                                                 -------------------   -------------------       Common Stock
                                                    Series A        Series B                Series C             $.001 Par Value
                                                    Preferred    -------------------   -------------------  ------------------------
                                                    Stock        Shares       Amount   Shares       Amount  Shares         Amount
                                                    ---------    ------       ------   ------       ------  ------------   ---------
Balance, December 31, 1997
(brought forward)                                   $      0                                                 44,000,000    $ 44,000

Purchase of 7,195,813 treasury
  shares of common stock
  for $15,000
Special distribution of
  14,391,627 shares of common
  stock to Projectavision, Inc.
Shares deemed issued in connection
  with reverse merger                                                                                        11,000,000      11,000
Issuance of 182,525 shares of
  Series A preferred stock and
  warrants exercisable into 750,000
  shares of common stock at an
  exercise price of $.10 per share
  in exchange for note payable of
  $1,500,000 and accrued interest
  of $330,000 including deemed
  dividend in connection with
  beneficial conversion feature
  of preferred stock
Issuance of shares at $.20 per
  share, net of issuance costs                                                                                5,000,000       5,000
Issuance of shares to purchase
  intangible assets                                                                                           7,200,000       7,000
Issuance of shares at $.58 per
  share for consulting services                                                                               1,000,000       1,000
Issuance of warrants on February
  10, 1998, to purchase 2,000,000
  shares of common stock exercisable
  at $.75 per share at fair value
  for services resulting from
  cashless exercise feature
Issuance of shares at $.18 per share                                                                           275,000
Issuance of shares on conversion
  of 182,525 shares of Series A
  preferred stock                                                                                             9,435,405      10,000
Issuance of shares at $.05 per share                                                                         20,340,000      20,000
Issuance of stock options and
  warrants at fair value
  for services
Net loss/comprehensive loss
                                                                              ------                        ------------   ---------

Balance, December 31, 1998 (carried forward)                                      0                          98,250,405      98,000



                                                                            Deficit
                                                             Amounts      Accumulated
                                                           Additional     Receivable     During the
                                                             Paid-in        From         Development    Treasury
                                                             Capital      Stockholders     Stage         Stock           Total
                                                           ------------   ------------  -------------   ---------     -------------
Balance, December 31, 1997 (brought forward)               $ 4,341,000    $         0   $ (6,676,000)   $(15,000)     $ (2,306,000)

Purchase of 7,195,813 treasury shares of common
      stock for $15,000                                                                                  (15,000)          (15,000)
Special distribution of 14,391,627 shares of
      common stock to Projectavision, Inc.                     346,000                                    30,000           376,000
Shares deemed issued in connection
      with reverse merger                                      (11,000)
Issuance of 182,525 shares of Series A preferred
      stock and warrants exercisable into 750,000
      shares of common stock at an exercise price of
      $.10 per share in exchange for note payable of
      $1,500,000 and accrued interest of $330,000
      including deemed dividend in connection with
      beneficial conversion feature of preferred stock       2,850,000                    (1,020,000)                    1,830,000
Issuance of shares at $.20 per share, net of
      issuance costs                                           970,000                                                     975,000
Issuance of shares to purchase intangible assets             1,433,000                                                   1,440,000
Issuance of shares at $.58 per share for
      consulting services                                      579,000                                                     580,000
Issuance of warrants on February 10, 1998, to purchase
      2,000,000 shares of common stock exercisable at
      $.75 per share at fair value for services resulting
      from cashless exercise feature                           660,000                                                     660,000
Issuance of shares at $.18 per share                            50,000                                                      50,000
Issuance of shares on conversion of 182,525 shares
      of Series A preferred stock                              (10,000)
Issuance of shares at $.05 per share                           997,000                                                   1,017,000
Issuance of stock options and warrants at fair value
      for services                                           2,165,000                                                   2,165,000
Net loss/comprehensive loss                                                               (4,580,000)                   (4,580,000)
                                                           ------------   ------------  -------------   ---------      ------------

Balance, December 31, 1998 (carried forward)                14,370,000              0    (12,276,000)          0         2,192,000

The accompanying notes are an integral part of these financial statements

                                                                             F-7

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity (Capital Deficiency)(continued) (Notes A and G)
For the Cumulative Period From July 31, 1992 (Inception) Through
December 31, 1999 (continued)


                                                  Preferred Stock       Preferred Stock
                                                  $.001 Par Value       $.001 Par Value
                                                -------------------   -------------------       Common Stock
                                   Series A        Series B                Series C             $.001 Par Value
                                   Preferred    -------------------   -------------------  ------------------------
                                   Stock        Shares       Amount   Shares       Amount  Shares         Amount
                                   ---------    ---------    ------   ------       ------  ------------   ---------
Balance, December 31, 1998
   (brought forward)               $      0         0        $   0        0        $   0    98,250,405    $ 98,000
Issuance of shares in
satisfaction of accrued expenses                                                                78,000
Issuance of shares at $.49 per
   share for consulting services                                                                10,000
Issuance of shares at $.49 per
   share to purchase furniture
   and fixtures                                                                                100,000
Issuance of shares at market
   prices as consulting services
   were performed                                                                               17,269
Issuance of shares to purchase
   intangible assets                                                                         1,000,000       1,000
Issuance of shares at $1.25 per
   share for services                                                                            1,600
Issuance of stock options
   immediately exercisable
   at fair value for services
Issuance of warrants on
   February 10, 1998 to purchase
   2,000,000 shares of common
   stock exercisable at $.75 per
   share for consulting services
   resulting from notification of
   warrant holder of intent to
   exercise
Shares issuable at $1.27 per
   share in connection with note
   payable
Issuance of shares on exercise
   of 100,000 options at $.20 per
   share                                                                                       100,000
Issuance of Series B convertible
   preferred shares at $6.00 per
   share including deemed
   dividend in connection with
   beneficial conversion feature
   of preferred stock                            245,165
Issuance of shares at $.75
   per share                                                                                   533,000       1,000

Net loss/comprehensive loss
                                   ---------    ---------    ------   ------       ------  ------------   ---------

Balance, December 31, 1999         $      0      245,165         0                         100,090,274    $100,000
                                   =========    =========    ======   ======       ======  ============   =========


                                                                                  Deficit
                                                           Amounts              Accumulated
                                         Additional      Receivable             During the
                                           Paid-in          From                Development        Treasury
                                           Capital       Stockholders              Stage             Stock         Total
                                        -------------    ------------           -------------      ---------   ------------

Balance, December 31, 1998
   (brought forward)                    $ 14,370,000     $         0            $(12,276,000)      $      0    $ 2,192,000
Issuance of shares in
   satisfaction of accrued expenses           15,000                                                                15,000
Issuance of shares at $.49 per
   share for consulting services               5,000                                                                 5,000
Issuance of shares at $.49 per
   share to purchase furniture
   and fixtures                               49,000                                                                49,000
Issuance of shares at market
   prices as consulting services
   were performed                             15,000                                                                15,000
Issuance of shares to purchase
   intangible assets                         999,000                                                             1,000,000
Issuance of shares at $1.25 per
   share for services                          2,000                                                                 2,000
Issuance of stock options
   immediately exercisable
   at fair value for services              6,572,000                                                             6,572,000
Issuance of warrants on
   February 10, 1998 to purchase
   2,000,000 shares of common
   stock exercisable at $.75 per
   share for consulting services
   resulting from notification of
   warrant holder of intent to
   exercise                                1,090,000                                                             1,090,000
Shares issuable at $1.27 per
   share in connection with note
   payable                                   191,000                                                               191,000
Issuance of shares on exercise
   of 100,000 options at $.20 per
   share                                      20,000                                                                20,000
Issuance of Series B convertible
   preferred shares at $6.00 per
   share including deemed
   dividend in connection with
   beneficial conversion feature
   of preferred stock                      2,942,000                              (1,471,000)                    1,471,000
Issuance of shares at $.75
   per share                                 399,000                                                               400,000

Net loss/comprehensive loss                                                       (9,800,000)             0     (9,800,000)
                                        -------------    ------------           -------------      ---------   ------------

Balance, December 31, 1999              $ 26,669,000     $         0            $(23,547,000)                  $ 3,222,000
                                        =============    ============           =============      =========   ============


The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                 PERIOD FROM
                                                                                                                JULY 31, 1992
                                                                                                                 (INCEPTION)
                                                                                          YEAR ENDED               THROUGH
                                                                                         DECEMBER 31,            DECEMBER 31,
                                                                                      2001            2000            2001
                                                                                 -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      $ (6,662,000)   $ (4,736,000)   $(32,454,000)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
      Common stock issued for services                                              1,844,000         214,000       2,660,000
      Preferred stock issued for services                                             598,000
      Stock options issued for services                                               335,000         342,000       9,414,000
      Warrants issued for services                                                    782,000       2,532,000
      Financing costs payable with common stock                                       191,000
      Loss of equity investee                                                         205,000         305,000
      Depreciation and amortization                                                   734,000         267,000       1,676,000
      Changes in:
        Prepaid expenses                                                              (30,000)        (12,000)        (42,000)
        Accounts payable and accrued expenses                                         332,000           8,000         928,000
        Note receivable                                                                10,000
        Accounts receivable                                                            87,000         (87,000)
                                                                                 -------------   -------------   -------------

           Net cash used in operating activities                                   (2,373,000)     (3,994,000)    (14,192,000)
                                                                                 -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES;
   Purchase of equipment                                                               (3,000)        (65,000)       (423,000)
   Purchase of investment                                                            (100,000)
   Proceeds from sale of equipment                                                     14,000
                                                                                 -------------   -------------   -------------

           Net cash used in investing activities                                       (3,000)        (65,000)       (509,000)
                                                                                 -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                                        (100,000)
   Proceeds from note payable to stockholders                                         250,000       2,399,000
   Proceeds from note payable - other                                                 300,000         300,000
   Repayment of note payable - other                                                  (13,000)        (13,000)
   Net proceeds from issuance of preferred stock                                    1,400,000       3,569,000
   Net proceeds from issuance of common stock                                         698,000       2,711,000       8,793,000
   Loan repayment to preferred stockholder                                           (148,000)
   Capital lease payments                                                             (13,000)
   Security deposit paid                                                               (7,000)
                                                                                 -------------   -------------   -------------

           Net cash provided by financing activities                                  935,000       4,411,000      14,780,000
                                                                                 -------------   -------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (1,441,000)        352,000          79,000
Cash and cash equivalents, beginning of period                                      1,520,000       1,168,000
                                                                                 -------------   -------------   -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $     79,000    $  1,520,000    $     79,000
                                                                                 =============   =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                                                 $      7,000    $     14,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Fixed assets contributed to the Company in exchange for Series A preferred                                    $     45,000
stock
   Issuance of 14,391,627 common shares to acquire intangible assets                                             $     15,000
   Special distribution of 14,391,627 shares of common stock to
      stockholder in settlement of stockholder advances                                                          $    376,000
   Issuance of 7,200,000 common shares to acquire intangible assets                                              $  1,440,000
   Issuance of Series A preferred stock and warrants in settlement
      of note payable and accrued interest                                                                       $  1,830,000
   Issuance of 1,000,000 common shares to acquire intangible assets                                              $  1,000,000
   Issuance of 100,000 common shares to acquire furniture and fixtures                                           $     49,000
   Issuance of 78,000 common shares in satisfaction of accrued expenses                                          $     15,000
   Issuance of 10,500 shares to acquire furniture and fixtures                                   $     40,000    $     40,000
   Issuance of 1,400,000 of common shares to acquire Teneo Computing             $    785,000                    $    785,000
   Issuance of 1,000,000 of common shares to purchase 42% of Novint              $    561,000                    $    561,000
Technologies

                                                                                                                         F-9

SEE NOTES TO FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001


NOTE A - ORGANIZATION AND OPERATIONS

Manhattan Scientifics, Inc. (formerly Grand Enterprises, Inc. ("Grand"), and its wholly-owned subsidiaries Tamarack Storage Devices, Inc. and Teneo Computing, Inc. ("Teneo") (collectively "the Company"), a development stage enterprise, operates in a single business segment as a technology incubator that seeks to acquire, develop and bring to market technologies with an emphasis on consumer and commercial electronics. At December 31, 2001, the Lauer Entities (Lancer Management Group, LLC) claim beneficial ownership of approximately 39% of the Company's common stock.

In January 1998, Manhattan Scientifics, Inc., then a non-operating public corporation with nominal net assets acquired all of the outstanding common stock of Tamarack Storage Devices, Inc. ("Tamarack") by issuing 44 million shares of its common stock including approximately 43,120,000 shares issued to Projectavision, a public company which gave the stockholders of Tamarack actual control of the combined company. In addition, Manhattan Scientifics, Inc. issued 182,525 shares Series A preferred stock and a warrant to purchase 750,000 shares of its common stock at an exercise price of $.10 per share in exchange for a note payable of $1.5 million plus accrued interest of $330,000 due to Projectavision from Tamarack. In connection with the legal form of this transaction, Tamarack became a wholly-owned subsidiary of Manhattan Scientifics, Inc. For accounting purposes, the acquisition was treated as a recapitalization of Tamarack rather than a business combination. Tamarack as the accounting acquiror of the public shell did not record goodwill or any other intangible asset for this "Reverse Acquisition". The historical financial statements are those of Tamarack. Tamarack, a development stage enterprise, was a Texas corporation formed in July 1992. Tamarack was involved in the research and development of products based on holographic data storage technology. Loss per share has been restated for all periods prior to the acquisition to include the number of equivalent shares received by Tamarack's stockholders in the Reverse Acquisition.

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

Concurrently with the Reverse Acquisition, Tamarack merged with DKY, Inc., a newly formed company. In connection with this transaction, Tamarack, as the surviving entity, obtained certain license/intellectual property assignment rights held by DKY, Inc. In addition, the Company issued 7,200,000 common shares to acquire certain intangible assets from DKY, Inc.'s stockholder valued at $1.4 million.

In May 2001 as part and parcel of a series of transactions between the Company and Novint Technologies, Inc. ("Novint") modifying an earlier agreement, the Company acquired all of the outstanding common stock of Teneo by issuing 1,400,000 common shares to the stockholders of Teneo valued at $785,000 and 42% of the outstanding common stock of Novint by issuing 1,000,000 common shares to Novint valued at $561,000. Teneo and Novint are both development stage enterprises involved in research and development of proprietary technologies and products in the area of haptics (see Note D). Haptics is an emerging technology that allows computer users to have the physical sensation of manipulating and touching objects on a computer screen as if they were three-dimensional, using a special mouse.

The Company, has been engaged primarily in directing, supervising and coordinating research and development efforts and raising funds. The Company conducts its operations primarily in the United States and Germany.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE A - ORGANIZATION AND OPERATIONS (CONTINUED)

There is no assurance that the Company's research and development and marketing efforts will be successful, or that the Company will achieve significant sales of any products derives therefrom. The Company has incurred net losses and negative cash flows from operations since its inception. In addition, the Company operates in an environment of rapid change in technology and is dependent upon the services of its employees and its consultants. If the Company is unable to successfully commercialize its technologics, it is unlikely that it will continue in business.

On January 19, 2001, Lancer Management Group, LLC, the beneficial owner of 39% of the outstanding shares of our common stock, indicated its willingness to advance funds, on an as-needed basis, to continue our operations through December 31, 2003, upon reasonable terms and conditions to be agreed. On March 26, 2002, Lancer indicated that it was no longer willing to advance funds as indicated in that letter.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The Company will continue to require the infusion of capital until operations become profitable. During 2002, the Company anticipates raising additional capital, generating revenues and continuing to monitor their expenses primarily in the area of personnel.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

[1]      CASH AND CASH EQUIVALENTS:

         The Company maintains cash and cash equivalents with various financial institutions. The Company performs periodic evaluations of the relative credit standing of the financial institutions which is considered in the Company's investment strategy.

[2]      PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

[3]      PROPERTY AND EQUIPMENT:

         Property and equipment are recorded at cost. The cost of maintenance and repairs is charged against results of operations as incurred. Depreciation is charged against results of operations using the straight-line method over the estimated economic useful life of the asset.

[4]      INTANGIBLE ASSETS:

         Patents and licenses are recorded at cost. Amortization is charged against results of operations using the straight-line method over the estimated economic useful life. Patents related to the mid-range fuel cell, micro fuel cell and solar fuel cell technologies are estimated to have an economic useful life of 10 years. Licenses relating to the haptics technology are estimated to have economic useful lives ranging from two to three years.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS
         (CONTINUED)

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

[8]      ADVERTISING EXPENSES:

         The Company expenses advertising costs which consist primarily of promotional items and print media, as incurred. Advertising expenses amounted to $6,000, $35,000, and $71,000 for the years ended December 31, 2001 and 2000 and for the cumulative period July 31, 1992 (inception) through December 31, 2001, respectively.

[9]      USE OF ESTIMATES:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

[10]     INVESTMENTS:

         The Company recorded its investments in NMXS.com, Inc. and Novint at cost and uses the equity method of accounting to record its share of income or loss. See Notes D[1] and D[2].

[11]     REVENUE RECOGNITION:

         Revenue was recognized in 2000 upon production and delivery of fuel cell prototypes. Contract revenues represent primarily reimbursed expenditures incurred in prior years in connection with a government research contract. The significant aspects of this contract were completed in 1997 and the Company does not expect any reimbursements beyond 1997. Amounts reimbursed represent miscellaneous other income. The Company expects to earn revenues from the sale or licensing of its products and such revenue will be recognized in accordance with the terms of the underlying agreements at the time such transactions are consummated.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS
         (CONTINUED)

[12]     IMPAIRMENT OF LONG-LIVED ASSETS

         Long-lived assets, including patents and technology licenses to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable using expected future undiscounted cash flows. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset's carrying amount over its fair value as determined by selling prices for similar assets or application of other appropriate valuation techniques. Long-lived assets to be disposed of are reported at the lower of their carrying amount of fair value less disposal costs.

[13]     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

         The Financial Accounting Standards Board ("FASB") recently issued Statements of Financial Accounting Standards Nos. 141 and 142 ("SFAS 141" and "SFAS 142"). Both of these pronouncements are effective fiscal years beginning after December 31, 2001. Under SFAS 141, a company must use the purchase method of accounting for all business acquisitions. SFAS 142 requires a company to periodically evaluate for impairment (as opposed to amortize) goodwill and intangible assets with indefinite lives. The Company does not believe the implementation of SFAS 141 or SFAS 142 will have a material effect on its financial position or results of operations. The FASB also issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those years. The Company does not believe that the implementation of SFAS 144 will have a material impact on its financial position or results of operations.


NOTE C - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2001 consists of the following:

                                  USEFUL LIVES
                                    IN YEARS
                                    --------

       Furniture and fixtures          5          $   98,000
       Computers                       3              44,000
       Equipment                       5             173,000
                                                  -----------

                                                     315,000
       Less accumulated depreciation                 202,000
                                                  -----------

                                                  $  113,000
                                                  ===========

The Company depreciates property and equipment using the straight-line method over five years. The depreciation expense for 2001 was approximately $39,000.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE D - INVESTMENTS

[1]      NMXS.COM, INC.:

         On June 3, 1999, the Company entered into an agreement with NMXS.com, Inc. (formerly New Mexico Software, Inc.) and invested $100,000 ($70,000 June 1999 and $30,000 July 1999) for 5,416,300 shares of common stock which resulted in the Company owning approximately 49% of NMXS.com. The initial investment amount exceeded the underlying net equity by approximately $63,000. The Company treated such excess as an expense to fund the development of software.

         During 1999, in connection with NMXS.com's transactions in its own common stock, the Company's ownership was first reduced to 31% and then in August 1999, the Company realized gains amounting to approximately $532,000 and its ownership percentage was further diluted to 28% when NMXS.com became public through a reverse merger. The Company's equity in the net losses of NMXS.com exceeded such gains. As a result of net losses through December 31, 1999 amounting to $632,000, including the above transactions, the Company's investment in NMXS.com was reduced to zero.

         Similarly during 2000, the Company realized gains amounting to approximately $305,000 resulting from NMXS.com's capital transactions, which diluted the Company's ownership interest to 26%. The Company's equity in net losses of NMXS.com during 2000 exceeded such gain.

         On June 24, 2000, in connection with a private placement offering, the Company delivered 100,000 shares of NMXS.com stock to a stockholder. The Company recognized a gain of approximately $169,000 from this transaction. The gain was offset by losses of $481,000 in 2000. In addition, the Company delivered an option to purchase an additional 100,000 shares of the Company's holdings in NMXS.com for a purchase price of $1 per share.

         On July 27, 2000 the Company exchanged 5,000 shares of NMXS.com stock for the purchase of furniture and fixtures.

         On February 20, 2001 the Company entered into a stock swap agreement with NMXS.com. The agreement provides for the exchange of cashless assignable warrants to purchase 1,500,000 shares of NMXS.com common stock at an exercise price of $0.50 per share for 150,000 restricted shares of the Company's common stock. The transaction was recorded as an investment valued at $225,000, which represents the market value of the Company's common stock exchanged on the date of the agreement.

         On April 12, 2001 the Company sold 250,000 shares of its NMXS.com common stock to a third party for a $62,500 note payable at over three years.

         On June 27, 2001, the Company issued 150,000 shares of its NMXS.com common stock to a third party as a prepayment for services.

         During 2001 the Company realized gains amounting to approximately $29,000 resulting from NMXS.com capital transactions. The Company's equity in net losses of NMXS.com during 2001 exceeded such gain.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE D - INVESTMENTS (CONTINUED)

[1]      NMXS.COM, INC. (CONTINUED)

         As of December 31, 2001, the Company owns approximately 22% of NMXS.com. The Company will not record any earnings associated with NMXS.com until the losses recognized during the period the equity method was suspended have been recovered. As of December 31, 2001 the cumulative losses in excess of the amount invested amounted to $149,000. As of December 31, 2001 the market value of the Company's investment in NMXS.com is approximately $1,700,000. In addition, through August 1999, pursuant to the stock purchase agreement with NMXS.com, the Company provided NMXS.com with management services without remuneration. Also, in consideration for his services through December 2000, including board membership provided to NMXS.com the Company's chief executive officer received a salary of $60,000 and leased a car from NMXS.com. During 2001 the Company's chief executive officer did not receive any compensation from NMXS.com.

         The following is a summary of financial data derived from the 2001 audited financial statements of NMXS.com, regarding financial position and results of operations of NMXS.com as of December 31, 2001 and for the year ended December 31, 2001:

           Current assts (including cash of $57,000)         $      668,000
           Furniture and equipment                                  652,000
           Goodwill                                                  97,000
           Other assets                                              54,000
                                                             ---------------

                                                             $    1,471,000
                                                             ===============
           Liabilities                                       $    1,363,000
           Stockholders' equity                                     108,000
                                                             ---------------

                                                             $    1,471,000
                                                             ===============
           Revenue                                           $    1,279,000
                                                             ===============
           Net loss                                          $   (2,162,000)
                                                             ===============

[2]      NOVINT:

         In June 2000 the Company entered into an agreement with Novint ("2000 agreement") to exclusively sub-license a development stage computer software technology on a worldwide basis, to fund research and development of such technology, and to exchange certain securities. In May 2001, the Company entered into a series of transactions with Novint and Teneo, ("2001 agreement") through which the 2000 agreement was modified. Pursuant to the 2001 agreement the Company acquired all of the outstanding common stock of Teneo and 42% of the outstanding common stock of Novint, the Company also agreed to fund additional amounts to Novint to fulfill the Company's $1,500,000 research and development commitment under 2000 agreement. The Company is obligated to pay Novint a 5% royalty fee on net revenue from products developed from the Novint technology. As of December 31, 2001 the Company and Novint have not completed negotiating a research and development funding agreement to replace the 2000 agreement, however the Company has funded $58,000 for research and development in addition to the $1,500,000 funded pursuant to the 2000 agreement.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE D - INVESTMENTS (CONTINUED)

[2]      NOVINT: (CONTINUED)

         In May of 2001, the Company issued 1,400,000 shares of common stock, valued at $785,000, to acquire all the outstanding common stock of Teneo. The entire purchase price has been allocated to the Teneo haptics technology and its related technology license and it is being amortized over two years. During 2001 the Company has recorded approximately $245,000 in amortization expense related to the Teneo technology. In May of 2001, the Company also issued 1,000,000 shares of common stock, valued at $561,000, to acquire 42% of the outstanding common stock of Novint. The initial $561,000 investment in Novint exceeded the underlying net equity in Novint by approximately $523,000. The excess purchase price over the underlying net equity in Novint has been assigned to the Novint haptics technology and its related license and it is being amortized over three years.

         During 2001 the Company has recorded approximately $109,000 in amortization expense relating to the Novint technology. This charge is included in the loss from equity method investments in the statement of operations.

         As part of the 2001 agreement Novint exclusively licensed the Teneo haptics technology from the Company. In consideration for the license Novint has agreed to assume all of the current and future obligations of Teneo as it relates to Teneo's license agreement with Harvard University ("Harvard"), the patent holder for the Teneo haptics technology. Novint, through its license with Teneo, is obligated to make certain royalty and research and development payments to Harvard. Novint will be required to make royalty payments of 5% of net revenue, up to $1 million, and 2.5% of net revenue, in excess $1 million, on sales derived from the Teneo technology. Novint is also obligated to make certain research payments to Harvard.

         At December 31, 2001 the Company owns approximately 42% of Novint. During 2001 the Company recorded a loss of $80,000 pursuant to its ownership interest in Novint. Included in the aforementioned loss is approximately $42,000 in gains from transactions in Novint common stock. During 2001 Novint recorded $815,000 of revenue relating to contract research and development payments from the Company. The following is a summary of financial data regarding financial position and results of operations derived from the 2001 audited financial statements of Novint as of December 31, 2001 and for the period May 16, 2001 (date of acquisition) to December 31, 2001:

               Current assets (including cash of $14,000)         $     442,000
               Property and equipment                                   210,000
               Other assets                                             117,000
                                                                  --------------

                                                                  $     769,000
                                                                  ==============
               Liabilities                                        $     255,000
               Stockholders' equity                                     514,000
                                                                  --------------

                                                                  $     769,000
                                                                  ==============
               Revenue                                            $   1,015,000
                                                                  ==============
               Net loss                                           $    (248,000)
                                                                  ==============

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE E - NOTES PAYABLE

In August 2000, the Company obtained a line of credit from a financial institution in the amount of $300,000. This line of credit bears interest at a rate of the 30-day Dealer Commercial paper rate plus 2.60%. This line of credit will terminate on July 31, 2002. As of December 31, 2001, the Company was indebted in the amount of $287,000 which includes interest for the month of December 2001. This line of credit is guaranteed by the Chief Executive Officer of the Company. Interest expense for the year ended December 31, 2001 amounted to $13,000.

In August 1999, the Company borrowed $275,000 from the Chief Operating Officer. The loan bears interest at the rate of 5.5% per annum and is due upon the earlier of 18 months or the date of a private placement raising at least $1,500,000. Repayment of the loan was extended for a six-month term until June 30, 2002. The Chief Operating Officer had originally delivered to the Company $275,000 to exercise options, each exercisable to purchase common stock, but such exercise was rescinded and the options have been treated as if not exercised. No shares were delivered as a result of this transaction. Interest expense for the year ended December 31, 2001 amounted to $15,000.

In August 1999, a stockholder provided bridge financing to the Company in the amount of $500,000. Interest on the loan was at 13.5% per annum. The loan was repaid in October 1999 with a subsequent borrowing from another stockholder as described below.

In October 1999, the Company obtained a $500,000 loan from a stockholder (the Peters Corporation) with interest at prime plus 1%. The loan was paid in full in December 1999 plus interest amounting to $7,000. In connection with this loan, the Company arranged to have 150,000 common shares of the Company delivered to the Peters Corporation from another stockholder. The fair market value of the Company's stock was approximately $1.27 per share at the date of the transaction. Subsequently, the Company agreed to issue to the third party shareholder 150,000 common shares in replacement of shares provided by the third party. The Company recognized a charge in 1999 of $191,000 for the value of the shares delivered with a corresponding credit to additional paid-in capital.

In August 2001, the Company borrowed $250,000 from the Chief Executive Officer. The loan bears interest at the rate of 5.5% per annum and was due December 31, 2001. Pursuant to a loan and security agreement this loan was extended to August 31, 2002. Interest expense for the year ended December 31, 2001 amounted to $14,000.


NOTE F - CAPITAL TRANSACTIONS

[1]      COMMON STOCK:

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

[1]      COMMON STOCK: (CONTINUED)

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

[1]      COMMON STOCK: (CONTINUED)

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

[1]      COMMON STOCK: (CONTINUED)

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

         During 2001, the Company effected the following transactions:

                  In January 2001, issued 5,040 shares of common stock at market price for services rendered.

                  In January 2001, issued 666,660 shares of common stock in connection with the conversion of Series B preferred shares at a rate of 1 Series B preferred share to 10 common shares.

                  In January 2001, 75,000 options were exercised for 73,064 shares of common stock on a cashless basis.

                  In February 2001, issued 150,000 shares of common stock in exchange for 1,500,000 warrants of NMXS.com (see Note D).

                  In February 2001, issued 46,370 shares of common stock at market price for services rendered.

                  In March 2001, issued 150,000 shares of common stock at $0.67 per share in a private placement offering.

                  In March 2001, issued 200,000 shares of common stock at $0.72 per share in a private placement offering.

                  In March 2001, issued 414,247 shares of common stock at market price for services rendered.

                  In April 2001, issued 97,500 shares of common stock at the market price for consulting services performed.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

[1]      COMMON STOCK: (CONTINUED)

                  In April 2001, issued 112,500 shares of common stock at $0.62 per share in a private placement offering.

                  In April 2001, issued 3,125 shares of common stock at market price for services rendered.

                  In May 2001, issued 800,000 shares of common stock in connection with the conversion of Series C preferred shares at the rate of 1 Series C preferred share to 200 common shares.

                  In May 2001, issued 200,000 shares of common stock at $0.60 per share in a private placement offering

                  In May 2001, issued 100,000 shares of common stock at $0.80 per share in a private placement offering.

                  In May 2001, issued 197,500 shares of common stock at market price for services rendered.

                  In May 2001, issued 942,281 shares of common stock upon exercise of warrants by a stockholder.

                  In May of 2001, issued 1,400,000 shares of common stock, valued at $784,000, to acquire all the outstanding common stock of Teneo.

                  In May of 2001 issued 1,000,000 shares of common stock, valued at $560,000, to acquire 42% of the outstanding common stock of Novint.

                  In June of 2001, issued 135,000 shares of common stock at $0.72 per share in a private placement offering.

                  In June of 2001, issued 15,000 shares of common stock pursuant to the exercise 15,000 options at $0.20 per share.

                  In June 2001, issued 720,382 shares of common stock at market prices for services rendered.

                  In July 2001, issued 200,000 shares of common stock at $0.50 per share in a private placement offering.

                  In July 2001, issued 2,000,000 shares of common stock in connection with the conversion of Series C preferred shares at a rate of 1 Series C preferred share to 200 common shares.

                  In July 2001, issued 229,165 shares of common stock at market prices for services rendered.

                  In August 2001, issued 7,386 shares of common stock at market price for services rendered.

                  In September 2001, issued 335,000 shares of common stock in connection with the conversion of Series B preferred shares at the rate of 1 Series B preferred share to 10 common shares.

                  In September 2001, issued 350,000 shares of common stock at $0.45 for payment of research and development costs.

                  In September 2001, issued 155,208 shares of common stock at the market price for services rendered.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

[1]      COMMON STOCK: (CONTINUED)

                  In October 2001, issued 77,451 shares of common stock at the market price for payment of research and development costs.

                  In November 2001, issued 322,549 shares of common stock at the market price for payment of research and development costs.

                  In November 2001, issued 510,000 shares of common stock at the market price for service rendered.

                  In December 2001, issued 10,000 shares of common stock at the market price for services rendered.

[2]      PREFERRED STOCK:

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

         On January 8, 1998, in connection with the reverse merger transaction, the Company issued 182,525 shares of its Series A convertible redeemable preferred stock and a warrant to purchase 750,000 shares of the Company's common stock at a price of $.10 per share in settlement of a note payable due to Projectavision, Inc. in the amount of $1,500,000 plus accrued interest of $330,000. The note required interest at 6% per annum. Interest expense related to this note payable for 1997 amounted to $90,000. The Company recorded a deemed dividend of $1,020,000 in accordance with EITF D-60 as a result of the beneficial conversion feature of such preferred shares at the date of issuance with a corresponding increase to additional paid-in capital. The amount of the deemed dividend was computed based upon the excess of the market value of equivalent common shares which approximated $2,737,000 plus the fair value of the warrant of $113,000, over the deemed proceeds in the exchange for the settlement of the obligation with Projectavision. The warrant was valued using the Black-Scholes option pricing model. The following

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

[2]      PREFERRED STOCK: (CONTINUED)

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

         In 2001, pursuant to a conversion ratio of 10 common shares to 1 preferred share, 100,166 shares of the Company's Series B preferred stock were converted into 1,001,660 shares of the Company's common stock. Also, in 2001 all 14,000 shares of the Company's Series C preferred stock were converted into 2,800,000 shares of the Company's common stock. The 2,800,000 shares of common stock issued pursuant to the Series C conversion was the maximum allowable under the Series C preferred stock conversion formula.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

[3]      STOCK OPTIONS:

         The Company has elected to account for its employee stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Under APB No. 25, generally, no compensation expense is recognized in the accompanying financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the Company's stock, as of the grant date, is not more than the amount an employee must pay to acquire the stock as defined; however, to the extent that stock options are granted to nonemployees, for goods or services, the fair value of these options are included in operating results as an expense.

         A summary of the Company's stock option activity and related information is as follows:

                                                                                              WEIGHTED         NUMBER OF
                                                         NUMBER OF           EXERCISE         AVERAGE           COMMON
                                                          COMMON            PRICE PER         EXERCISE          SHARES
                                                          SHARES              SHARE            PRICE          EXERCISABLE
                                                     ---------------     ---------------     ----------     ---------------
       Outstanding as of December 31, 1997                         0                                                     0
       Granted                                            26,325,000      $0.05 - $0.20        $0.17            26,325,000
       Canceled                                          (15,000,000)         0.20              0.20           (15,000,000)
                                                     ----------------                                       ---------------

       Outstanding as of December 31, 1998                11,325,000                                            11,325,000
       Granted                                            16,750,000       0.05 - 0.20          0.05            16,750,000
       Exercised                                            (100,000)                                             (100,000)
                                                     ----------------                                       ---------------

       Outstanding as of December 31, 1999                27,975,000                                            27,975,000
       Granted                                               610,000       2.25 - 2.40          2.37               110,000
                                                     ----------------                                       ---------------

       Outstanding as of December 31, 2000                28,585,000                                            28,085,000
       Granted                                               450,000       0.39 - 1.25          0.77               450,000
       Exercised                                             (90,000)                                              (90,000)
       Options vested pursuant to deferred
          compensation agreement                                              2.40              2.40               100,000
                                                     ----------------                                       ---------------

       Outstanding as of December 31, 2001                28,945,000                                            28,545,000
                                                     ================                                       ===============


         All options issued during 2001, 2000 and 1999 vested within ninety days from the date of grant and expire at various dates during 2008 and 2011.

         Tamarack Storage Devices, Inc. 1992 Stock Option Plan was terminated in connection with the reverse merger transaction. All options outstanding were canceled at that time.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

[3]      STOCK OPTIONS: (CONTINUED)

         In 2000, the Company adopted its 2000 Stock Option Plan (the "Plan"). Under the Plan, incentive and nonqualified stock options, stock appreciation rights ("SAR's") and restricted stock may be granted to key employees and consultants at the discretion of the Board of Directors. Any incentive option granted under the Plan will have an exercise price of not less than 100% of the fair market value of the shares on the date on which such option is granted. With respect to an incentive option granted to a participant who owns more than 10% of the total combined voting stock of the Company or of any parent or subsidiary of the Company, the exercise price for such option must be at least 110% of the fair market value of the shares subject to the option on the date on which the option is granted. A nonqualified option granted under the Plan (i.e., an option to purchase the common stock that does not meet the Internal Revenue Code's requirements for incentive options) must have an exercise price of not less than 100% of the fair market value of the stock on the date of grant. The directors determine the vesting of the options under the Plan at the date of grant. A maximum of 30,000,000 options can be awarded under the Plan. The terms of grant permit a noncash exercise.

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

         In September 2001, the Company granted 250,000 stock options to a consultant for services. The exercise price for these options was $0.39, which was the market price of the stock on the date of the grant. The stock options became fully vested forty-five days from the date of grant. These stock options were valued using the Black-Scholes option pricing model with the following assumptions; expected term, three years, risk free interest rate, 4.75%, dividend yield, zero and volatility, 133%. As of December 31, 2001 the Company has recorded a charge of approximately $72,000 relating to these stock options.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

[3]      STOCK OPTIONS: (CONTINUED)

         Disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation are shown below.

         Proforma net loss available to common shareholders for 2001 was ($6,968,000) Proforma basic and diluted loss per share for 2001 was ($0.06)

         Exercise prices and weighted-average contractual lives of stock options outstanding as of December 31, 2001 are as follows:

                         OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
               -------------------------------------    -----------------------
                               WEIGHTED
                                AVERAGE     WEIGHTED                   WEIGHTED
                               REMAINING    AVERAGE                    AVERAGE
    EXERCISE      NUMBER      CONTRACTUAL   EXERCISE       NUMBER      EXERCISE
     PRICE     OUTSTANDING       LIFE        PRICE      EXERCISABLE     PRICE
    -------    ------------     ------      --------    ------------   --------

     $0.05      21,525,000       7.4        $ 0.05       21,525,000    $  0.05
     0.20        6,360,000       6.8          0.20        6,360,000       0.20
     0.39          250,000       9.75         0.39          250,000       0.39
     1.25          200,000       9.25         1.25          200,000       1.25
     2.25          110,000       5.5          2.25          110,000       2.25
     2.40          500,000       8.8          2.40          100,000       2.40

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

[4]      WARRANTS:

         The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2001:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                                      EXERCISE
                                                        WARRANTS       PRICE
                                                      ------------  ------------

          Outstanding as of December 31, 1997                   0         $0.16
          Issued                                       17,750,000
                                                      ------------

          Outstanding as of December 31, 1998          17,750,000
          Converted into stock options                 (2,500,000)         0.05
                                                      ------------

          Outstanding as of December 31, 1999          15,250,000
          Converted into common stock                  (2,000,000)         0.75
                                                      ------------

          Outstanding as of December 31, 2000          13,250,000
          Issued                                          942,281          0.01
          Converted into common stock                    (942,281)         0.01
                                                      ------------

          Outstanding as of December 31, 2001          13,250,000
                                                      ============

                        NUMBER OF       EXERCISE   CONTRACTUAL  NUMBER OF SHARES
      DATE              WARRANTS         PRICE         LIFE        EXERCISABLE
   ---------------    ------------    ----------    ---------    ---------------
   January 8, 1998        750,000      $    .10     10 years            750,000

   July 28, 1998       12,500,000           .05     10 years         12,500,000
                      ------------                               ---------------

                       13,250,000                                    13,250,000
                      ============                               ===============


         On May 6, 1999, 2,500,000 warrants held by the Chief Executive Officer were converted into 2,500,000 options.

         In January 2000, the Company issued 1,076,923 shares of common stock, pursuant to the July 28, 1999 exercise of warrants by Equilink, LLC.

         In March of 2001, the Company executed a warrant agreement with an existing stockholder as compensation for services. The agreement allows the stockholder to purchase a variable quantity of common stock (between 200,000 and 1,000,000 shares) at a variable strike price (between $.01 and $1.25) based upon a market share price formula at the time of exercise. The fair value associated with a minimum exercise of 200,000 warrants was computed using the Black-Scholes option pricing model which approximated $150,000, which is included as a charge for financing costs in the statement of operations. In May 2001, the Company issued 942,281 shares of common stock at a market price of $0.83 per share pursuant to the May 15, 2001 exercise of warrants by the stockholder. An additional charge of $632,000 was recorded in the statement of operations upon exercise of the warrants.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE G - INCOME TAXES

There is no provision for federal, state or local income taxes for the periods ended December 31, 2001 and 2000, since the Company has incurred net operating losses.

The Company's deferred tax asset as of December 31, 2001 represents benefits from equity related compensation charges and entirely net operating loss carryforwards of approximately $4,362,000 and $5,500,000, respectively, which is reduced by a valuation allowance of approximately $9,862,000 since the future realization of such tax benefit is not presently determinable.

As of December 31, 2001, the Company has a net operating loss carryforward of approximately $23,560,000 expiring in 2008 through 2021 for federal income tax purposes and 2004 for state income tax purposes. As a result of ownership changes, internal revenue code Section 382 limits the amount of such net operating loss carryforward available to offset future taxable income to approximately $13,859,000 in the aggregate.

The difference between the statutory federal income tax (rate) benefit applied to the Company's net loss and the Company's effective income tax rate for the year ended December 31, 2001 and 2000 is summarized as follows:

                                                            YEAR ENDED
                                                            DECEMBER 31,
                                                        --------------------
                                                          2001         2000
                                                        -------      -------

             Statutory federal income tax rate            (35)%        (35)%
             Increase in valuation allowance               35 %         35 %
                                                        -------      -------

                                                          0.0 %        0.0 %
                                                        =======      =======


NOTE H - COMMITMENTS

[1]      LICENSE AND DEVELOPMENT AGREEMENTS:

         In March 1997, the Company entered into a Cooperative Research and Development Agreement (the "CRADA Agreement") with the Regents of the University of California to develop a polymeric based recording media that will satisfy all of the requirements for a holographic media storage device. The work was to be completed within 25 months from the original date of execution. Each party shall have the first option to retain title to any subject inventions made by its employees during the work under this agreement. The agreement provides that the Company's contribution to funding will be $264,000. The CRADA research and development expenses charged to the statement of operations for the year ended December 31, 2001 and 2000 and for the cumulative period July 31, 1992 through December 31, 2001 amounted to $0, $0 and $83,000, respectively.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE H - COMMITMENTS (CONTINUED)

[1]      LICENSE AND DEVELOPMENT AGREEMENTS: (CONTINUED)

         On January 11, 1998, the Company entered into a research and development agreement with Energy Related Devices, Inc. ("ERDI"). The term of the agreement is for the later of three years from the commencement date as defined in the agreement or the delivery of a prototype suitable for commercial sale or license regarding the fuel cell product defined in the agreement. The Company is obligated to fund up to $1 million in accordance with certain milestones as defined in the agreement. Upon the delivery of a prototype suitable for commercial sale or license regarding the fuel cell product, the Company's obligation will be to pay ERDI $10,000 per month until the Company funds or determines not to fund the research and development of ERDI's solar cell invention. Through December 31, 2000, the Company has provided $1,000,000 to ERDI for research and development activities. In addition, the Company is providing for key-man life insurance coverage on the primary stockholder of ERDI. In May 1999, the Company committed to additional funding of ERDI. For the year ended December 31, 2001, the Company has funded an additional $805,000.

         In August 1999, the Company entered into a license option agreement with the Regents with the University of California for Cyclodextrin Polymer Separation materials. The agreement grants the Company an exclusive option to negotiate an exclusive world-wide license under University's patent rights. The initial term expired on February 29, 2000 and was extended for a second term to February 28, 2001. The Company decided not to renew the license option agreement beyond February 28, 2001. The Company paid $10,000 in 2000.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE H - COMMITMENTS (CONTINUED)

[2]      CONSULTING AGREEMENTS: (CONTINUED)

         In February 2001, the Company entered into a marketing and management consulting agreement. In connection with this agreement the consulting firm will receive a fee payable in stock. The term of the agreement is for one year plus a one year automatic renewal. In March 2001, the Company issued 200,000 shares of common stock to the consulting firm as compensation for services rendered and to be rendered. The market value of the stock on the date of issuance was $1.25 per share. This amount is reflected in prepaid expenses and it is being amortized over the initial term of the agreement. In addition, as of December 31, 2001, the Company has issued 897,500 and 626,250 additional shares to this consulting firm in private placement transactions and for services rendered, respectively. These additional shares were valued at $684,700 and $430,730, respectively.

[3]      EMPLOYMENT AGREEMENT:

         On August 30, 1999, the Company entered into an employment and noncompetition agreement with an individual to provide research related activities. The term of the agreement was for one year commencing on September 1, 1999 and was renewed. The agreement allows for four one year renewal options unless terminated by either party. The employment agreement was renewed for an additional year effective September 1, 2000. Base salary is $90,000 per annum with available additional cash compensation as defined in the agreement. In addition, the employee received stock options to purchase 500,000 shares of common stock at $.40 per share. The market price of the Company's common shares was $1.25 per share on the date of grant. The total fair value of such options approximated $425,000. In accordance with the agreement, 100,000 options vest each year on the anniversary date. The charge for the 100,000 options that vested during 2001 approximated $85,000.

[4]      INTANGIBLE ASSET ACQUISITION:

         On August 6, 1999, the Company entered into an agreement with NovARS GmbH ("Novars") to acquire all of the intellectual property rights of Novars. As compensation, the Company issued 1,000,000 shares of its common stock. The purchase price was estimated at $1,000,000 based upon the value of the common shares issued at the date of the transaction as determined by management. In addition, the Company is obligated to pay a three percent royalty in perpetuity on the revenues earned by the Company as defined in the agreement.

         In conjunction with the above, the Company entered into a three year research and development agreement with Novars with automatic one year renewals unless terminated by either party. In accordance with this agreement, the Company advanced $200,000 in August 1999. The Company has amended the research and development agreement to provide for additional funding based on a milestone timetable, as of December 31, 2001 the Company has funded an additional $1,620,000 and issued 350,000 shares of its common stock valued at $158,000 to be used for funding research and development costs.

[5]      LEASES:

         The Company is obligated under two separate operating leases for office space located in Los Alamos, New Mexico and New York City. The Company renewed its lease in New York City for one year pursuant to the lease's original terms. The Company has renegotiated its lease in Los Alamos New Mexico. Subsequent to December 31, 2001 the Company will only lease certain offices in Los Alamos New Mexico, while certain related parties will lease the laboratory space previously leased by the Company. The Company received reimbursement of $36,000 against rent charges for the year ended December 31, 2001 from related parties. Rent expense charged to operations was approximately $68,000 for the year ended December 31, 2001 and $34,000 for the year ended December 31, 2000. Minimum future rental payments under these leases is approximately $68,000 through December 31, 2002.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE I - RELATED PARTY TRANSACTIONS

The law firm of one director received approximately $100,000 and $157,000 of compensation for legal services rendered to the Company during the years ended December 31, 2001 and 2000, respectively.

The accounting firm of one of our directors received approximately $66,000 and $120,000 of compensation for accounting services rendered to the Company during the years ended December 31, 2001 and 2000, respectively.

NMXS.com, Inc. paid the Company's chief executive a yearly salary of $36,000 and leases a car as consideration for his services.

During 1998, the Company entered into a research and development agreement with Energy Related Devices, Inc. ("ERDI"), ERDI is majority-owned by a shareholder of the Company (see Note H[1]).

The Company's Chief Operations Officer loaned the Company $275,000. This loan is due on June 30, 2002 (see Note E).

In August 2001, the Company borrowed $250,000 from its Chief Executive Officer. In addition, the Company's Chief Executive Officer guaranteed a loan on the Company's behalf. The Company has issued a loan and security agreement with respect to these transactions in which, among other things, the Company agreed to pledge certain of its assets (including intellectual property) as security.


NOTE J - CONTINGENCY

During the third quarter of 2001 a former consultant threatened to bring a claim against the Company. As of the date of filing this 10K-SB no claim has been filed, nor does the Company anticipate such filing. The Company believes that the consultants' threats are without merit and would defend vigorously against any claims.


NOTE K - SUBSEQUENT EVENT

During 2002, the Company issued 1,735,700 shares of its common stock to third parties at prices ranging from $0.25 to $0.35, in four private placement transactions. The Company received gross proceeds of $505,000 from the aforementioned private placement transactions.

In addition the Company has a commitment from a third party to purchase an additional 400,000 shares of its common stock for $100,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names, ages and biographical information of each of our directors and executive officers as of December 31, 2001 are set forth below. There are no existing family relationships between or among any of our executive officers or directors.

    Name               Age           Position
    ----               ---           --------

Marvin Maslow          64        Chairman of the Board and Chief Executive
                                 Officer since January 1998

Jack Harrod            60        Chief Operating Officer since August 1998

Scott L. Bach          39        Director and Secretary since January 1998

David A. Teich         45        Director since May 1999 and Treasurer since
                                 December 2000

         MARVIN MASLOW has served as our chief executive officer and chairman of the Board since January 1998. From June 1990 through September 1996, Mr. Maslow served as chief executive officer of Projectavision, Inc., a company he co-founded to develop and market video projection technology. Since November 1996, Mr. Maslow has served as chief executive officer and chairman of the board of Tamarack Storage Devices, Inc., our wholly-owned subsidiary. Since August 1999, Mr. Maslow has also served as a director of NMXS.com, Inc., a company in which we own approximately 23% of the outstanding common stock. Since June, 2000, Mr. Maslow has also served as a director of Novint Technologies, Inc., a company in which we own approximately 45%. For more than 20 years, Mr. Maslow has been President of Normandie Capital Corp., a private investment and consulting company. Mr. Maslow is credited with the starting up and financing of more than 20 enterprises during his career. Mr. Maslow received an A.A.S. degree from the Rochester Institute of Technology in 1957 and an honorable discharge form the U.S. Army Signal Corps in 1963.

         JACK HARROD has served as our chief operating officer since August 1998. From November 1966 to March 1998, Mr. Harrod held a variety of executive positions at Texas Instruments, including executive vice president. Mr. Harrod received a B.S. in Electrical Engineering from the College of Engineering, University of Arkansas in 1964.

         SCOTT L. BACH has served as our director and secretary since January 1998. Since November 1996, Mr. Bach has served as secretary and director of Tamarack Storage Devices, Inc., our wholly-owned subsidiary. Since August 1999, Mr. Bach has also served as a director of NMXS.com, Inc., and since June, 2000, he has served as a director of Novint Technologies, Inc. In 1995, Mr. Bach founded Bach & Associates, a law firm concentrating in commercial matters. From 1988 to 1995, he was associated with the law firm of Robinson Silverman Pearce Aronsohn & Berman. From 1987 to 1988, he was associated with the law firm of Zalkin, Rodin & Goodman. Mr. Bach received a B.A. from Queens College, City University of New York in 1984 and a J.D. from Hofstra Law School in 1987.

         DAVID A. TEICH has served as our director since May 1999 and Treasurer since December 2000. Mr. Teich is the managing partner of Teich, Beim & Moro, P.C. Since January 1999, Mr. Teich's accounting firm has acted as our internal controller. Mr. Teich graduated with a B.B.A. degree from Pace University in 1979, became a certified public accountant in 1982, and has been employed by his firm in various capacities, including accountant, manager, partner and managing partner since 1989.

         The term of office of the directors is one year, expiring on the date of the next meeting of stockholders and thereafter until their respective successors shall have been elected and qualified.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon a review of Forms 3 and 4 furnished to us pursuant to Rule 16a-3(e) and statements from directors and executive officers that no report on Form 5 is due, no reporting person failed to file reports required under Section 16(a) of the Exchange Act of 1934, as amended, with respect to our securities

ITEM 10. EXECUTIVE COMPENSATION

         The following tables set forth all compensation awarded by us to our executive officers for the fiscal years ended December 31, 1999, 2000 and 2001.

                                               SUMMARY COMPENSATION TABLE

=================================================================================================================
                                           ANNUAL COMPENSATION                   LONG-TERM COMPENSATION
                                  ----------------------------------- -------------------------------------------
                                                                               AWARDS               PAYOUTS
                                                                      ------------------------- -----------------

                                                                                   SECURITIES              ALL
                                                           OTHER      RESTRICTED   UNDER-LYING    LTIP    OTHER
                                                           ANNUAL       STOCK       OPTIONS/    PAYOUTS   COMP-
     NAME AND                        SALARY    BONUS    COMPENSATION   AWARD(s)       SARS        (S)    ENSATION
PRINCIPAL POSITION         YEAR       ($)       ($)         ($)           ($)         (#)         ($)      ($)
----------------------- --------- ---------- --------- -------------- ---------- -------------- -------- --------
Marvin Maslow,             1999       $0        $0        $ 69,195(1)      --    13,700,000(6)       --       --
CEO/Chairman            --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2000       $0        $0        $109,788(2)      --             -          --       --
                        --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2001       $0        $0        $ 40,800(3)      --             -          --       --
                        --------- ---------- --------- -------------- ---------- -------------- -------- --------

=================================================================================================================
Jack Harrod,               1999       $0        $0        $ 48,000(4)      --             -          --       --
COO                     --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2000       $0        $0        $ 48,000(4)      --             -          --       --
                        --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2001       $0        $0        $ 36,000(4)      --             -          --       --
                        --------- ---------- --------- -------------- ---------- -------------- -------- --------

=================================================================================================================
Scott Bach,                1999       $0        $0        $     0     $40,000(5)    500,000(7)       --       --
Secretary/Director      --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2000       $0        $0        $     0          --             -          --       --
                        --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2001       $0        $0        $     0          --        60,000(8)       --       --
                        --------- ---------- --------- -------------- ---------- -------------- -------- --------

=================================================================================================================
David Tiech,               1999       $0        $0        $     0          --       500,000(9)       --       --
Treasurer/Director      --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2000       $0        $0        $     0          --             -          --       --
                        --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2001       $0        $0        $     0          --       200,000(10)      --       --
                        --------- ---------- --------- -------------- ---------- -------------- -------- --------

=================================================================================================================

     (1) Includes $4,000 in monthly non-accountable expenses paid by us, and a $20,000 annual salary and a car allowance of $1,195 paid by NMSX.Com, Inc.

     (2) Includes $4,000 in monthly non-accountable expenses paid by us, and a $56,988 annual salary and a car allowance of $4,800 paid for by NMSX.Com, Inc.

     (3) Includes $36,000 of salary and a car allowance of $4,800 paid by NMSX.Com, Inc

     (4) Includes $4,000 in monthly non-accountable expenses paid by us in 1999 and 2000 and $3,000 paid by us in 2001.

     (5) Represents 40,000 shares of common stock of NMSX.Com, Inc . valued at $1.00 per share awarded by NMSX.Com, Inc . to Mr. Bach as compensation for his services as director of NMSX.Com, Inc .

     (6) Represents 13,700,000 stock options at an exercise price of $.05 per share which were cashless assignable options over a 10 year period.

     (7) On January 8, 1998, Mr. Bach was granted 500,000 options for his services as a director of ours at an exercise price of 20 cents per share. These options were recast at an exercise price of 5 cents per share on May 6, 1999. On May 6, 1999, Mr. Bach was granted 500,000 additional options for his services as an officer of ours, at the exercise price of 5 cents per share. At that time, it was determined that the duration of all of Mr. Bach's options, 1 million in the aggregate, would be 10 years from May 6, 1999, and that the options would be "cashless" and assignable.

     (8) Represents 60,000 Stock Options of New Mexico Software, Inc. at a exercise price of $.3125 per share, awarded by New Mexico Software, Inc. to Mr. Bach as compensation for his services as director of New Mexico Software, Inc.

     (9) On May 6, 1999, Mr. Teich was granted 500,000, "cashless," assignable options for his services as a director of ours, at the exercise price of 5 cents per share, and having a duration of 10 years from May 6, 1999. On January 2, 2001, Mr. Teich exercised 75,000 options.

     (10) On January 8, 2001, Mr. Teich received 200,000 Stock Options at an exercise price of $1.25 as compensation for his services as a director of our company.

COMPENSATION OF DIRECTORS AND OFFICERS

         Our officers and directors do not presently receive any cash compensation from us for their service as officers and/or directors, except for equity in the form of stock options in lieu of cash, at the discretion of our Board of Directors. Our officers and/or directors who are uncompensated full time employees of ours, Messrs. Maslow and Harrod, have previously received a $4,000 per month non-accountable expense allowance from time to time.

EMPLOYMENT AGREEMENTS

         We currently have no employment agreements with our officers or directors, though we intend to enter into such agreements with our CEO and COO. On September 1, 1999, we entered into an employment agreement, as amended on September 15, 1999, with Robert E. Hermes, Ph.D., our Senior Staff Scientist. Unless either party provides notice to the other of their intention not to renew the agreement, Mr. Hermes' employment will extend until September 2004. Mr. Hermes receives an annual salary of $96,000 and is eligible to receive 500,000 stock options, which vest over a five-year period, in part subject to the discretion of our Board of Directors.

BOARD OF DIRECTORS INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION
DECISIONS

         Mr. Maslow, our director and chief executive officer, participated in deliberations of the Board of Directors concerning officer compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of the date of this Form 10K-SB, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned. Share ownership in each case includes shares issuable upon exercise of options exercisable within 60 days after December 31, 2001 for purposes of computing the percentage of common stock owned by such person but not for purposes of computing the percentage owned by any other person.

                                                                   Percentage of
                                                    Number of       Outstanding
                                                     Shares            Shares
                                                  Beneficially      Beneficially
Name and Address                                     Owned             Owned
                                                  ------------      ------------

Marvin Maslow (1)................................. 13,700,000             10.5%
c/o Manhattan Scientifics, Inc.
641 Fifth Avenue, Suite 36F
New York, New York 10022

Robert Hockaday (2).
c/o Manhattan Scientifics, Inc.                     6,953,000              5.9%
641 Fifth Avenue, Suite 36F
New York, New York 10022

Scott L. Bach (3).................................  1,090,000                *
c/o Manhattan Scientifics, Inc.
641 Fifth Avenue, Suite 36F
New York, New York 10022

Jack Harrod (4)...................................  4,750,000              4.0%
c/o Manhattan Scientifics, Inc.
641 Fifth Avenue, Suite 36F
New York, New York 10022

David A. Teich (5)................................    648,064                *
Teich, Beim & Moro, P.C.
Two Executive Boulevard, Suite 103
Suffern, New York 10901

Michael Lauer (6)................................. 55,000,000             43.5%
375 Park Avenue, Suite 2006
New York, New York    10152

All executive officers and directors as a group    20,188,064               15%
(4 persons).

*      Represents Less than 1%.

         (1) Includes stock options that are immediately exercisable to purchase 12,400,000 shares of Common Stock at a price of $0.05 per share.

         (2) Mr. Hockaday, an independent contractor, is not an employee, executive officer or director of ours.

         (3) Includes 100,000 shares of Common Stock and options that are immediately exercisable to purchase 990,000 shares of Common Stock at a price of $0.05 per share.

         (4) Includes 2,000,000 shares of Common Stock and options that are immediately exercisable to purchase 2,750,000 shares of Common Stock at a price of $0.20 per share.

         (5) Includes of 23,064 shares of Common Stock; options that are immediately exercisable to purchase 425,000 shares of Common Stock at a price of $0.05 per share; and options, which were granted on January 8, 2001 and may be exercised on April 8, 2001, to purchase 200,000 shares of Common Stock at a price of $1.25 per share

         (6) Michael Lauer has voting and dispositive powers over various entities that are the beneficial holders of our securities. Includes 45,000,0000 shares of Common Stock and option that are immediately exercisable to purchase 10,000,000 shares of Common Stock at a price of $.05 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Twenty percent of our annual rent of $60,000 in New York was paid by Normandie Capital Corp., a company owned by Mr. Maslow, our chief executive officer. Forty thousand dollars of our annual rent of $47,000 for former executive offices and laboratories in Los Alamos, New Mexico was paid by Energy Related Devices, Inc., one of our stockholders (and an independent contractor to us).

         On January 19, 2001, Lancer Management Group, LLC, the beneficial owner of 39% of the outstanding shares of our common stock, indicated its willingness to advance funds, on an as-needed basis, to continue our operations through December 31, 2003, upon reasonable terms and conditions to be agreed. On March 26, 2002, Lancer indicated that it was no longer willing to advance funds as indicated in that letter.

         In August 2001, we borrowed $250,000 from Mr. Maslow. In addition Mr. Maslow previously guaranteed a loan on our behalf to Merrill Lynch for the maximum principal amount of $300,000. Accordingly, we issued a loan and security agreement to Mr. Maslow with respect to these transactions in which, we agreed to pledge the Company's assets as security.

         NMXS.com, Inc. has previously paid Mr. Maslow, our chief executive officer, an annual salary of $56,988 and leased a car for his use as consideration for his services.

         Bach & Associates, a law firm of which Mr. Bach, our secretary and director, is the sole proprietor, received $157,000 and $100,000 in 2000 and 2001, respectively, as compensation for legal services rendered to us

         Teich, Beim & Moro, P.C., an accounting firm in which Mr. Teich, our treasurer and a director, is a principal, received $120,000 and $66,000 in 2000 and 2001, respectively, as compensation for accounting services rendered to us.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

Exhibit
Number                Description of Exhibit
                      ----------------------

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

10.10    Agreement with Stanton Crenshaw Communications (1)

10.11    Agreement with Equilink (1)

10.12 Stock Purchase Agreement between Manhattan Scientifics, Inc., Projectavision, Inc., and Lancer Partners, L.P. (2)

10.13    License Option Agreement with Mr. Edward Vanzo (3)

10.14    2000 Stock Plan (5)

10.15    Note to Marvin Maslow in the amount of $250,000(6)

10.16    Loan and Security Agreement for Marvin Maslow (6)

21.1     List of Subsidiaries (3)
---------------------------
         (1) Incorporated by reference to the registrant's Form 10-SB filed with the Securities and Exchange Commission on December 8, 1999.

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

         (5) Previously filed on Form S-8 on September 14, 2001.

         (6) Filed herewith.

(b) REPORTS ON FORM 8-K

         We did not file any reports on Form 8-K during the fourth quarter of 2001.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MANHATTAN SCIENTIFICS, INC.

Dated:     April 15, 2002                    By:   /s/ Marvin Maslow
           --------------                    -----------------------

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

    Signature                   Title of Capacities                Date
    ---------                   -------------------                ----

/s/ Marvin Maslow           President, Chief Executive           April 15, 2002
-----------------           Officer, Chairman of the Board

    Marvin Maslow

/s/ Scott L. Bach           Director, Secretary                  April 15, 2002
-----------------

    Scott L. Bach

/s/ David A. Teich          Director, Treasurer                  April 15, 2002
------------------

    David A. Teich