Form 10KSB/A
period 2001-12-31
MANHATTAN SCIENTIFICS INC
filed 2002-04-17
CIK 1099132

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A


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

ITEM 7. FINANCIAL STATEMENTS


MANHATTAN SCIENTIFICS, INC. AND SUBSIDIAIRIES
(a development stage enterprise)
CONTENTS

                                                                                                         PAGE
                                                                                                         ----

FINANCIAL STATEMENTS


   Report of independent accountants                                                                     F-2

   Independent auditors' report                                                                          F-3


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

   Consolidated statements of cash flows for the years ended December 31, 2001, 2000 and
      for the period from July 31, 1992 (inception) through December 31, 2001                           F-10

   Notes to financial statements                                                                        F-11





                                                                                                         F-1

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Tamarack Storage Devices, Inc.

In our opinion, the consolidated statements of income, cash flows and changes in stockholders' equity for the period of inception through the year ended December 31, 1994 (not presented separately herein except for the statement of changes in stockholders' equity appearing on page F-6 to the Manhattan Scientifics, Inc. Form 10-KSB) present fairly in all material respects, the results of operations and cash flows of Tamarack Storage Devices, Inc. (a development stage enterprise) (the "Company") for the period of inception through December 31, 1994 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express and opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures on the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of Tamarack Storage Devices, Inc. for any period subsequent to December 31, 1994.




/s/ PRICEWATERHOUSECOOPERS LLP
Austin, Texas
March 24, 1995

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
                                                             ==============   ==============




SEE NOTES TO FINANCIAL STATEMENTS                                                                         F-5

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity (Capital Deficiency) (Notes A and F)
For the Cumulative Period From July 31, 1992 (Inception) Through
December 31, 2001



                                                                   Preferred Stock       Preferred Stock
                                                                   $.001 Par Value       $.001 Par Value
                                                                 -------------------   -------------------       Common Stock
                                                    Series A        Series B                Series C             $.001 Par Value
                                                    Preferred    -------------------   -------------------  ------------------------
                                                    Stock        Shares       Amount   Shares       Amount  Shares         Amount
                                                    ---------    ------       ------   ------       ------  ------------   ---------
Initial issuance of shares to founders on
contribution
 of intangible assets at historic cost basis                                                                 14,391,627    $ 14,500
Additional founders' contribution
Issuance of 1,037,000 shares of Series A preferred
 stock, net of issuance costs                       $ 10,000
Net loss
                                                    ---------                                               ------------   ---------

Balance, March 31, 1993                               10,000                                                 14,391,627      14,500
Issuance of shares to investor at approximately
 $.21 per share                                                                                              14,391,627      14,500
Issuance of shares on exercise of options                                                                       479,720       1,000
Services performed in exchange for Series A
 preferred stock issued in fiscal 1993
Net loss
                                                    ---------                                               ------------   ---------

Balance, March 31, 1994                               10,000                                                 29,262,974      30,000
Services performed for Series A preferred stock
 issued in fiscal 1993
Issuance of shares at approximately $.52 per share                                                              345,399
Net loss
                                                    ---------                                               ------------   ---------

Balance, December 31, 1994                            10,000                                                 29,608,373      30,000
Issuance of 163,000 shares of Series A
 preferred stock                                       2,000
Write-off of amounts receivable from stockholders
Net loss
                                                    ---------                                               ------------   ---------

Balance, December 31, 1995                            12,000                                                 29,608,373      30,000
Issuance of shares upon exercise of option for
 $15,000                                                                                                     14,391,627      14,000
Net loss
                                                    ---------                                               ------------   ---------

Balance, December 31, 1996                            12,000                                                 44,000,000      44,000
Purchase and retirement of 1,200,000 shares of
 Series A preferred stock                            (12,000)
Purchase of 7,195,814 treasury shares of common
 stock for $15,000
Net loss/comprehensive loss
                                                    ---------                                               ------------   ---------

Balance, December 31, 1997 (carried forward)               0                                                 44,000,000      44,000



                                                                                 Deficit
                                                      Amounts                  Accumulated
                                                    Additional                 Receivable     During the
                                                      Paid-in     Deferred       From         Development   Treasury
                                                      Capital   Compensation   Stockholders     Stage        Stock       Total
                                                    ----------  ------------   ------------  ------------  ---------  ------------
Initial issuance of shares to founders on
contribution
 of intangible assets at historic cost basis        $     500                                                         $    15,000
Additional founders' contribution                      40,000                  $   (40,000)                                     0
Issuance of 1,037,000 shares of Series A preferred
 stock, net of issuance costs                       1,020,000                     (286,000)                               744,000
Net loss                                                                                     $  (543,000)                (543,000)
                                                    ----------  ------------   ------------  ------------  ---------  ------------

Balance, March 31, 1993                             1,060,500                     (326,000)     (543,000)                 216,000
Issuance of shares to investor at approximately
 $.21 per share                                     2,985,500                                                           3,000,000
Issuance of shares on exercise of options              49,000                                                              50,000
Services performed in exchange for Series A
 preferred stock issued in fiscal 1993                                             127,000                                127,000
Net loss                                                                                      (2,292,000)              (2,292,000)
                                                    ----------  ------------   ------------  ------------  ---------  ------------

Balance, March 31, 1994                             4,095,000                     (199,000)   (2,835,000)               1,101,000
Services performed for Series A preferred stock
 issued in fiscal 1993                                                             159,000                                159,000
Issuance of shares at approximately $.52 per share    182,000                                                             182,000
Net loss                                                                                      (2,250,000)              (2,250,000)
                                                    ----------  ------------   ------------  ------------  ---------  ------------

Balance, December 31, 1994                          4,277,000                      (40,000)   (5,085,000)                (808,000)
Issuance of 163,000 shares of Series A
 preferred stock                                      161,000                                                             163,000
Write-off of amounts receivable from stockholders     (40,000)                      40,000                                      0
Net loss                                                                                        (972,000)                (972,000)
                                                    ----------  ------------   ------------  ------------  ---------  ------------

Balance, December 31, 1995                          4,398,000                            0    (6,057,000)              (1,617,000)
Issuance of shares upon exercise of option for
 $15,000                                                1,000                                                              15,000
Net loss                                                                                        (284,000)                (284,000)
                                                    ----------  ------------   ------------  ------------  ---------  ------------

Balance, December 31, 1996                          4,399,000                            0    (6,341,000)              (1,886,000)
Purchase and retirement of 1,200,000 shares of
 Series A preferred stock                             (58,000)                                                            (70,000)
Purchase of 7,195,814 treasury shares of common
 stock for $15,000                                                                                         $(15,000)      (15,000)
Net loss/comprehensive loss                                                                     (335,000)                (335,000)
                                                    ----------  ------------   ------------  ------------  ---------  ------------

Balance, December 31, 1997 (carried forward)        4,341,000                            0    (6,676,000)   (15,000)   (2,306,000)

SEE NOTES TO FINANCIAL STATEMENTS                                                                                              F-6

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity (Capital Deficiency) (Notes A and F) (continued)
For the Cumulative Period From July 31, 1992 (Inception) Through
December 31, 2001 (continued)

                                                                   Preferred Stock       Preferred Stock
                                                                   $.001 Par Value       $.001 Par Value
                                                                 -------------------   -------------------       Common Stock
                                                    Series A        Series B                Series C             $.001 Par Value
                                                    Preferred    -------------------   -------------------  ------------------------
                                                    Stock        Shares       Amount   Shares       Amount  Shares         Amount
                                                    ---------    ------       ------   ------       ------  ------------   ---------
Balance, December 31, 1997
(brought forward)                                   $      0                                                 44,000,000    $ 44,000

Purchase of 7,195,813 treasury
  shares of common stock
  for $15,000
Special distribution of
  14,391,627 shares of common
  stock to Projectavision, Inc.
Shares deemed issued in connection
  with reverse merger                                                                                        11,000,000      11,000
Issuance of 182,525 shares of
  Series A preferred stock and
  warrants exercisable into 750,000
  shares of common stock at an
  exercise price of $.10 per share
  in exchange for note payable of
  $1,500,000 and accrued interest
  of $330,000 including deemed
  dividend in connection with
  beneficial conversion feature
  of preferred stock
Issuance of shares at $.20 per
  share, net of issuance costs                                                                                5,000,000       5,000
Issuance of shares to purchase
  intangible assets                                                                                           7,200,000       7,000
Issuance of shares at $.58 per
  share for consulting services                                                                               1,000,000       1,000
Issuance of warrants on February
  10, 1998, to purchase 2,000,000
  shares of common stock exercisable
  at $.75 per share at fair value
  for services resulting from
  cashless exercise feature
Issuance of shares at $.18 per share                                                                           275,000
Issuance of shares on conversion
  of 182,525 shares of Series A
  preferred stock                                                                                             9,435,405      10,000
Issuance of shares at $.05 per share                                                                         20,340,000      20,000
Issuance of stock options and
  warrants at fair value
  for services
Net loss/comprehensive loss
                                                                              ------                        ------------   ---------

Balance, December 31, 1998 (carried forward)                                      0                          98,250,405      98,000



                                                                                               Deficit
                                                                                 Amounts     Accumulated
                                                  Additional                   Receivable     During the
                                                    Paid-in       Deferred       From         Development   Treasury
                                                    Capital     Compensation   Stockholders     Stage        Stock        Total
                                                  ------------  ------------   ------------  -------------  ---------  ------------
Balance, December 31, 1997 (brought forward)      $ 4,341,000                  $         0   $ (6,676,000)  $(15,000)  $(2,306,000)

Purchase of 7,195,813 treasury shares of common
      stock for $15,000                                                                                      (15,000)      (15,000)
Special distribution of 14,391,627 shares of
      common stock to Projectavision, Inc.            346,000                                                 30,000       376,000
Shares deemed issued in connection
      with reverse merger                             (11,000)
Issuance of 182,525 shares of Series A
      preferred stock and warrants exercisable
      into 750,000 shares of common stock at
      an exercise price of $.10 per share in
      exchange for note payable of $1,500,000
      and accrued interest of $330,000
      including deemed dividend in connection
      with beneficial conversion feature of
      preferred stock                               2,850,000                                  (1,020,000)               1,830,000
Issuance of shares at $.20 per share, net of
      issuance costs                                  970,000                                                              975,000
Issuance of shares to purchase intangible assets    1,433,000                                                            1,440,000
Issuance of shares at $.58 per share for
      consulting services                             579,000                                                              580,000
Issuance of warrants on February 10, 1998, to
      purchase 2,000,000 shares of common stock
      exercisable at $.75 per share at fair
      value for services resulting from
      cashless exercise feature                       660,000                                                              660,000
Issuance of shares at $.18 per share                   50,000                                                               50,000
Issuance of shares on conversion of 182,525
      shares of Series A preferred stock              (10,000)
Issuance of shares at $.05 per share                  997,000                                                            1,017,000
Issuance of stock options and warrants at
      fair value for services                       2,165,000                                                            2,165,000
Net loss/comprehensive loss                                                                    (4,580,000)              (4,580,000)
                                                  ------------  ------------   ------------  -------------  ---------  ------------

Balance, December 31, 1998 (carried forward)       14,370,000                            0    (12,276,000)         0     2,192,000

SEE NOTES TO FINANCIAL STATEMENTS                                                                                               F-7

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity (Capital Deficiency) (Notes A and F) (continued)
For the Cumulative Period From July 31, 1992 (Inception) Through
December 31, 2001 (continued)


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
                                   =========    =========    ======   ======       ======  ============   =========


                                                                                      Deficit
                                                                        Amounts     Accumulated
                                         Additional                   Receivable    During the
                                           Paid-in       Deferred        >From       Development    Treasury
                                           Capital     Compensation   Stockholders     Stage         Stock         Total
                                        -------------  ------------   ------------  -------------  ---------   ------------

Balance, December 31, 1998
   (brought forward)                    $ 14,370,000                  $         0   $(12,276,000)  $      0    $ 2,192,000
Issuance of shares in
   satisfaction of accrued expenses           15,000                                                                15,000
Issuance of shares at $.49 per
   share for consulting services               5,000                                                                 5,000
Issuance of shares at $.49 per
   share to purchase furniture
   and fixtures                               49,000                                                                49,000
Issuance of shares at market
   prices as consulting services
   were performed                             15,000                                                                15,000
Issuance of shares to purchase
   intangible assets                         999,000                                                             1,000,000
Issuance of shares at $1.25 per
   share for services                          2,000                                                                 2,000
Issuance of stock options
   immediately exercisable
   at fair value for services              6,572,000                                                             6,572,000
Issuance of warrants on
   February 10, 1998 to purchase
   2,000,000 shares of common
   stock exercisable at $.75 per
   share for consulting services
   resulting from notification of
   warrant holder of intent to
   exercise                                1,090,000                                                             1,090,000
Shares issuable at $1.27 per
   share in connection with note
   payable                                   191,000                                                               191,000
Issuance of shares on exercise
   of 100,000 options at $.20 per
   share                                      20,000                                                                20,000
Issuance of Series B convertible
   preferred shares at $6.00 per
   share including deemed
   dividend in connection with
   beneficial conversion feature
   of preferred stock                      2,942,000                                  (1,471,000)                1,471,000
Issuance of shares at $.75
   per share                                 399,000                                                               400,000

Net loss/comprehensive loss                                                           (9,800,000)         0     (9,800,000)
                                        -------------  ------------   ------------  -------------  ---------   ------------

Balance, December 31, 1999              $ 26,669,000                  $         0   $(23,547,000)              $ 3,222,000
                                        =============  ============   ============  =============  =========   ============

SEE NOTES TO FINANCIAL STATEMENTS                                                                                       F-8

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity (Capital Deficiency) (Notes A and F) (continued)
For the Cumulative Period From July 31, 1992 (Inception) Through
December 31, 2001 (continued)


                                                    Preferred Stock      Preferred Stock
                                                    $.001 Par Value      $.001 Par Value
                                                  -------------------  --------------------       Common Stock
                                       Series A      Series B                Series C             $.001 Par Value
                                       Preferred  -------------------  --------------------  ------------------------
                                       Stock      Shares       Amount  Shares        Amount  Shares         Amount
                                       ---------  ---------    ------  --------      ------  ------------   ---------

BALANCE, DECEMBER 31, 1999                         241,165                                   100,090,274     100,000

Issuance of shares at $0.75 per
   share                                                                                         515,000       1,000
Issuance of shares at market price
   for service                                                                                     4,942
Issuance of common stock to
   Equilink LLC on exercise of
   cashless warrants                                                                           1,076,923       1,000
Shares issued of Series C
   convertible preferred shares at
   $100 per share including deemed
   dividend in connection with
   conversion feature of preferred
   stock                                                                14,000
Issuance of shares in connection
   with Series C preferred stock
   private placement investment                                                                  700,000       1,000
Shares issuable at $2.23 per share
   in connection with research and
   development license agreement
Issuance of shares at market price
   for services                                                                                   11,083
Issuance of options at market price
  for services
Issuance of stock options in
  connection with deferred
  compensation agreement
Amortization of deferred
  compensation
Issuance of shares to purchase
  furniture and fixtures                                                                          10,500
Issuance of shares in connection
  with Series C preferred stock
  private placement investment                                                                    10,000
Issuance of shares at $1.25 per
   share                                                                                       1,600,050       2,000
Conversion of Series B preferred
   stock to common stock                           (60,000)                                      600,000
Issuance of shares at market price
   for services                                                                                   51,000
Shares issuable at market price for
   services
Net loss/comprehensive loss
                                       ---------  ---------    ------  --------      ------  ------------   ---------

BALANCE, DECEMBER 31, 2000                   --    181,165        --    14,000          --   104,669,772     105,000

Issuance of shares in connection
   with private placement offerings                                                            1,097,500       1,000

Issuance of shares upon conversion of
   Series B preferred stock                       (100,166)                                    1,001,660       1,000

Issuance of shares upon conversion of
   Series C preferred stock                                            (14,000)                2,800,000       2,800

Issuance of shares upon exercise of
   stock options                                                                                  15,000          --

Issuance of shares to aquire Teneo
   Computing, Inc.                                                                             1,400,000       1,000

Issuance of shares to purchase 42% of
   Novint Technologies, Inc.                                                                   1,000,000       1,000

Issuance of shares for services at
   fair market value                                                                           3,388,097       2,200

Exercise of warrants issued for
   services                                                                                      942,281       1,000

Issuance of stock options for
   services

Amortization of defered
   compensation

Net loss/comprehensive loss
                                       ---------  ---------    ------   -------      ------  ------------   ---------

BALANCE, DECEMBER 31, 2001                   --     84,999        --        --          --   116,314,310     115,000


                                                                                      Deficit
                                                                        Amounts     Accumulated
                                         Additional                   Receivable    During the
                                           Paid-in       Deferred        >From       Development    Treasury
                                           Capital     Compensation   Stockholders     Stage         Stock         Total
                                        -------------  ------------   ------------  -------------  ---------   ------------

BALANCE, DECEMBER 31, 1999                26,669,000            --             --    (23,547,000)        --      3,222,000

Issuance of shares at $0.75 per
   share                                     385,000                                                               386,000
Issuance of shares at market price
   for service                                                                                                          --
Issuance of common stock to
   Equilink LLC on exercise of
   cashless warrants                          (1,000)                                                                   --
Shares issued of Series C
   convertible preferred shares at
   $100 per share including deemed
   dividend in connection with
   conversion feature of preferred
   stock                                   2,199,000                                  (1,400,000)                  799,000
Issuance of shares in connection
   with Series C preferred stock
   private placement investment              600,000                                                               601,000
Shares issuable at $2.23 per share
   in connection with research and
   development license agreement           1,115,000                                  (1,115,000)                       --
Issuance of shares at market price
   for services                               24,000                                                                24,000
Issuance of options at market price
  for services                               229,000                                                               229,000
Issuance of stock options in
  connection with deferred
  compensation agreement                     425,000      (425,000)                                                     --
Amortization of deferred
  compensation                                             113,000                                                 113,000
Issuance of shares to purchase
  furniture and fixtures                      40,000                                                                40,000
Issuance of shares in connection
  with Series C preferred stock
  private placement investment                                                                                          --
Issuance of shares at $1.25 per
   share                                   1,998,000                                                             2,000,000
Conversion of Series B preferred
   stock to common stock                                                                                                --
Issuance of shares at market price
   for services                              102,000                                                               102,000
Shares issuable at market price for
   services                                   88,000                                                                88,000
Net loss/comprehensive loss                                                           (4,736,000)               (4,736,000)
                                        -------------  ------------   ------------  -------------  ---------   ------------

BALANCE, DECEMBER 31, 2000                33,873,000      (312,000)                  (30,798,000)                2,868,000

Issuance of shares in connection
   with private placement offerings          694,000                                                               695,000

Issuance of shares upon conversion of
   Series B preferred stock                                                                                          1,000

Issuance of shares upon conversion of
   Series C preferred stock                                                                                          2,800

Issuance of shares upon exercise of
   stock options                               3,000                                                                 3,000

Issuance of shares to aquire Teneo
   Computing, Inc.                           784,000                                                               785,000

Issuance of shares to purchase 42% of
   Novint Technologies, Inc.                 560,000                                                               561,000

Issuance of shares for services at
   fair market value                       2,138,000                                                             2,140,200

Exercise of warrants issued for
   services                                  782,000                                                               783,000

Issuance of stock options for
   services                                  250,000                                                               250,000

Amortization of defered
   compensation                                             85,000                                                  85,000

Net loss/comprehensive loss                                                           (6,662,000)               (6,662,000)
                                        -------------  ------------   ------------  -------------  ---------   ------------
BALANCE, DECEMBER 31, 2001                39,084,000      (227,000)                  (37,460,000)                1,512,000

SEE NOTES TO FINANCIAL STATEMENTS                                                                                       F-9

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                 PERIOD FROM
                                                                                                                JULY 31, 1992
                                                                                                                 (INCEPTION)
                                                                                          YEAR ENDED               THROUGH
                                                                                         DECEMBER 31,            DECEMBER 31,
                                                                                      2001            2000            2001
                                                                                 -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      $ (6,662,000)   $ (4,736,000)   $(32,454,000)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
      Common stock issued for services                                              1,844,000         214,000       2,660,000
      Preferred stock issued for services                                                                             598,000
      Stock options issued for services                                               335,000         342,000       9,414,000
      Warrants issued for services                                                    782,000                       2,532,000
      Financing costs payable with common stock                                                                       191,000
      Loss of equity investee                                                         205,000                         305,000
      Depreciation and amortization                                                   734,000         267,000       1,676,000
      Changes in:
        Prepaid expenses                                                              (30,000)        (12,000)        (42,000)
        Accounts payable and accrued expenses                                         332,000           8,000         928,000
        Note receivable                                                                                10,000
        Accounts receivable                                                            87,000         (87,000)
                                                                                 -------------   -------------   -------------

           Net cash used in operating activities                                   (2,373,000)     (3,994,000)    (14,192,000)
                                                                                 -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES;
   Purchase of equipment                                                               (3,000)        (65,000)       (423,000)
   Purchase of investment                                                                                            (100,000)
   Proceeds from sale of equipment                                                                                     14,000
                                                                                 -------------   -------------   -------------

           Net cash used in investing activities                                       (3,000)        (65,000)       (509,000)
                                                                                 -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                                                                        (100,000)
   Proceeds from note payable to stockholders                                         250,000                       2,399,000
   Proceeds from note payable - other                                                                 300,000         300,000
   Repayment of note payable - other                                                  (13,000)                        (13,000)
   Net proceeds from issuance of preferred stock                                                    1,400,000       3,569,000
   Net proceeds from issuance of common stock                                         698,000       2,711,000       8,793,000
   Loan repayment to preferred stockholder                                                                           (148,000)
   Capital lease payments                                                                                             (13,000)
   Security deposit paid                                                                                               (7,000)
                                                                                 -------------   -------------   -------------

           Net cash provided by financing activities                                  935,000       4,411,000      14,780,000
                                                                                 -------------   -------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (1,441,000)        352,000          79,000
Cash and cash equivalents, beginning of period                                      1,520,000       1,168,000
                                                                                 -------------   -------------   -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $     79,000    $  1,520,000    $     79,000
                                                                                 =============   =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                                                 $      7,000    $     14,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Fixed assets contributed to the Company in exchange for
      Series A preferred stock                                                                                   $     45,000
   Issuance of 14,391,627 common shares to acquire intangible assets                                             $     15,000
   Special distribution of 14,391,627 shares of common stock to
      stockholder in settlement of stockholder advances                                                          $    376,000
   Issuance of 7,200,000 common shares to acquire intangible assets                                              $  1,440,000
   Issuance of Series A preferred stock and warrants in settlement
      of note payable and accrued interest                                                                       $  1,830,000
   Issuance of 1,000,000 common shares to acquire intangible assets                                              $  1,000,000
   Issuance of 100,000 common shares to acquire furniture and fixtures                                           $     49,000
   Issuance of 78,000 common shares in satisfaction of accrued expenses                                          $     15,000
   Issuance of 10,500 shares to acquire furniture and fixtures                                   $     40,000    $     40,000
   Issuance of 1,400,000 of common shares to acquire Teneo Computing             $    785,000                    $    785,000
   Issuance of 1,000,000 of common shares to purchase 42% of Novint
      Technologies                                                               $    561,000                    $    561,000

SEE NOTES TO FINANCIAL STATEMENTS                                                                                        F-10

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


On January 19, 2001, Lancer Management Group, LLC, the beneficial owner of 39% of the outstanding shares of our common stock, indicated its willingness to advance funds, on an as-needed basis, to continue our operations through December 31, 2003, upon reasonable terms and conditions to be agreed. On March 26, 2002, Lancer Management Group, LLC,indicated that it was no longer willing to advance funds as indicated in that letter.


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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS
         (CONTINUED)

[12]     IMPAIRMENT OF LONG-LIVED ASSETS


         Long-lived assets, including patents and technology licenses to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable using expected future undiscounted cash flows. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset's carrying amount over its fair value as determined by selling prices for similar assets or application of other appropriate valuation techniques. Long-lived assets to be disposed of are reported at the lower of their carrying amount of fair value less disposal costs. The Company has reviewed its patents and technology licenses for impairment and determined that no adjustments to their carrying values were needed.


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


                  In July 1998, as part of the private placement transaction described below, the Company issued 10 million common stock purchase warrants at an exercise price of $.05 per share to the Lancer Management Group, LLC.. In addition, the Company arranged for this third party to purchase 43,170,512 shares of the Company's common stock from Projectavision, Inc. Furthermore, the Company agreed to issue 20 million shares of common stock to this third party at a price of $.05 per share, together with rights to assign such shares to certain other third parties. Such rights were assigned to the certain other third parties as noted directly below.

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


                  In May 2001, issued 200,000 shares of common stock at $0.83 per share in a private placement offering

                  In May 2001, issued 100,000 shares of common stock at $0.83 per share in a private placement offering.


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


                  In June of 2001, issued 135,000 shares of common stock at $0.92 per share in a private placement offering.


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


         In March of 2001, the Company executed a warrant agreement with an existing stockholder as compensation for services. The agreement allows the stockholder to purchase a variable quantity of common stock (between 200,000 and 1,000,000 shares) at a variable strike price (between $.01 and $1.25) based upon a market share price formula at the time of exercise. The fair value associated with a minimum exercise of 200,000 warrants was computed using the Black-Scholes option pricing model which approximated $150,000, which is included as a charge for general and administrative costs in the statement of operations. In May 2001, the Company issued 942,281 shares of common stock at a market price of $0.83 per share pursuant to the May 15, 2001 exercise of warrants by the stockholder. An additional charge of $632,000 was recorded in the statement of operations upon exercise of the warrants.

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

The Company's Chief Operations Officer loaned the Company $275,000. This loan is due on June 30, 2002 (see Note E).


In August 2001, the Company borrowed $250,000 from its Chief Executive Officer. In addition, the Company's Chief Executive Officer guaranteed a loan on the Company's behalf. The Company has issued a loan and security agreement with respect to these transactions in which, the Company agreed to pledge all of its assets as security.


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