Form 10QSB
period 2002-03-31
MANHATTAN SCIENTIFICS INC
filed 2002-05-14
CIK 1099132

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              Exchange Act of 1934

                For the quarterly period ended March 31, 2002

               |_| Transition report under Section 13 or 15(d) of
                               the Exchange Act.

         For the transition period from ______________ to ______________

                        Commission file number 000-28411

                           MANHATTAN SCIENTIFICS, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                               85-0460639
                --------                               ----------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

641 Fifth Avenue, Suite 36F, New York, New York          10022
-----------------------------------------------          -----
   (Address of principal executive offices)            (Zip Code)

                                 (212) 752-0505
                                 --------------
                 Issuer's telephone number, including area code

Former name, former address and formal fiscal year, if changed since last report: N/A

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO /_/

The number of shares outstanding of each of the issuer's classes of common equity as of May 12, 2002 was as follows: 120,900,282 shares of Common Stock.

          Transitional Small Business Disclosure Format: YES /_/ NO /X/

                   MANHATTAN SCIENTIFICS, INC. AND SUBSIDARIES
                    FIRST QUARTER 2002 REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Consolidated Financial Statements

         Unaudited Consolidated Balance Sheet
         March 31, 2002 ....................................................   3

         Unaudited Consolidated Statements of Operations
         Three Months Ended March 31, 2002 and 2001 and from
         July 31, 1992 (Inception) Through March 31, 2002 ..................   4

         Unaudited Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2002 and 2001 and from
         July 31, 1992 (Inception) Through March 31, 2002 ..................   5

         Unaudited Consolidated Statements of Stockholders' Equity
         (Capital Deficiency) For the Cumulative Period from July
         31, 1992 (Inception) through March 31, 2002 .......................   6

         Notes to Unaudited Consolidated Financial Statements ..............  10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .....................  33

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.  Legal Proceedings ................................................   35

Item 2.  Changes in Securities ............................................   35

Item 3.  Defaults Upon Senior Securities ..................................   36

Item 4.  Submission of Matters to a Vote of Security Holders ..............   36

Item 5.  Other Information ................................................   36

Item 6.  Exhibits and Reports on Form 8-K .................................   36

Signatures ................................................................   37

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

CONSOLIDATED BALANCE SHEET
MARCH 31, 2002
(Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                       $     81,000
   Stock subscription receivable                                        100,000
   Prepaid expenses and other assets                                     28,000
                                                                   -------------

      Total current assets                                              209,000

Property and equipment, net                                             103,000
Patents, net                                                          1,606,000
Investment in Novint Technologies, Inc.                                 322,000
Technology license, net                                                 439,000
Security deposit                                                          7,000
                                                                   -------------

                                                                   $  2,686,000
                                                                   =============

LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses                           $    631,000
   Note payable to officers                                             525,000
   Note payable - other                                                 290,000
                                                                   -------------

      Total current liabilities                                       1,446,000
                                                                   -------------

Commitments

STOCKHOLDERS' EQUITY
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
   Series A convertible, redeemable, 10 percent
      cumulative, authorized 182,525 shares;
      issued and outstanding - none
   Series B convertible, authorized 250,000 shares;
      74,999 shares issued and outstanding
   Series C convertible, redeemable, authorized
      14,000 shares; issued and outstanding - none
Common, authorized 250,000,000 shares, 120,275,005 shares
      issued, and outstanding, 25,277 shares issuable                   119,000
Additional paid-in capital                                           40,314,000
Deferred compensation                                                  (206,000)
Deficit accumulated during the development stage                    (38,987,000)
                                                                   -------------

      Total stockholders' equity                                      1,240,000
                                                                   -------------

                                                                   $  2,686,000
                                                                   =============

SEE NOTES TO FINANCIAL STATEMENTS

                            MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                                  (a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                                                                           PERIOD FROM
                                                                                          JULY 31, 1992
                                                              THREE MONTHS ENDED           (INCEPTION)
                                                                   MARCH 31,                 THROUGH
                                                        ------------------------------      MARCH 31,
                                                             2002             2001             2002
                                                        -------------    -------------    -------------

Revenues                                                                                  $     250,000
                                                                                          --------------

Operating costs and expenses:
   General and administrative                           $     867,000    $   1,061,000       29,746,000
   Research and development                                   539,000          973,000        7,219,000
                                                        --------------   --------------   --------------

      Total operating costs and expenses                    1,406,000        2,034,000       36,965,000
                                                        -------------    -------------    -------------

Loss from operations before other income and expenses      (1,406,000)      (2,034,000)     (36,715,000)

Other income and expenses:
   Contract revenue                                                                           3,602,000
   Interest and other expense                                 (11,000)         (10,000)        (621,000)
   Interest income                                              4,000           12,000          171,000
   Equity in losses of investees                             (114,000)                         (419,000)
                                                        --------------   --------------   --------------
NET LOSS/COMPREHENSIVE LOSS                                (1,527,000)      (2,032,000)   $ (33,982,000)
                                                        --------------   --------------   ==============

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS            $  (1,527,000)   $  (2,032,000)
                                                        ==============   ==============

BASIC AND DILUTED LOSS PER SHARE:
   Weighted average number of common shares
      outstanding                                         118,550,150      106,232,000
                                                        ==============   ==============

   Basic and diluted loss per share                     $        (.01)   $        (.02)
                                                        ==============   ==============

SEE NOTES TO FINANCIAL STATEMENTS

                            MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                                  (a development stage enterprise)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
                                                                                                           PERIOD FROM
                                                                                                          JULY 31, 1992
                                                                                                           (INCEPTION)
                                                                                THREE MONTHS ENDED           THROUGH
                                                                                     MARCH 31,              MARCH 31,
                                                                               2002           2001            2002
                                                                          -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $ (1,527,000)   $ (2,032,000)   $(33,982,000)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Common stock issued for services                                         801,000         182,000       3,462,000
      Preferred stock issued for services                                                                      598,000
      Stock options issued for services                                                        353,000       9,414,000
      Warrants issued for services                                                                           2,532,000
      Financing costs payable with common stock                                                                191,000
      Loss of equity investee                                                   87,000                         392,000
      Depreciation and amortization                                            169,000          67,000       1,845,000
      Changes in:
        Prepaid expenses                                                        56,000          12,000          14,000
        Accounts payable and accrued expenses                                   58,000         148,000         986,000
                                                                          -------------   -------------   -------------

           Net cash used in operating activities                              (356,000)     (1,270,000)    (14,548,000)
                                                                          -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES;
   Purchase of equipment                                                                        (3,000)       (423,000)
   Purchase of investment                                                                                     (100,000)
   Proceeds from sale of equipment                                                                              14,000
                                                                          -------------   -------------   -------------

           Net cash used in investing activities                                                (3,000)       (509,000)
                                                                          -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                                                                 (100,000)
   Proceeds from note payable to stockholders                                                                2,399,000
   Proceeds from note payable - other                                            3,000                         303,000
   Repayment of note payable - other                                                            (4,000)        (13,000)
   Net proceeds from issuance of preferred stock                                                             3,569,000
   Net proceeds from issuance of common stock                                  355,000         234,000       9,148,000
   Loan repayment to preferred stockholder                                                                    (148,000)
   Capital lease payments                                                                                      (13,000)
   Security deposit paid                                                                                        (7,000)
                                                                          -------------   -------------   -------------

           Net cash provided by financing activities                           358,000         230,000      15,138,000
                                                                          -------------   -------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             2,000     (1,043,000)         81,000
Cash and cash equivalents, beginning of period                                  79,000       1,520,000
                                                                          -------------   -------------   -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $     81,000    $    477,000    $     81,000
                                                                          =============   =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                          $      3,000    $      6,000    $     17,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Fixed assets contributed to the Company in exchange for
      Series A preferred stock                                                                            $     45,000
   Issuance of 14,391,627 common shares to acquire intangible assets                                      $     15,000
   Special distribution of 14,391,627 shares of common stock to
      stockholder in settlement of stockholder advances                                                   $    376,000
   Issuance of 7,200,000 common shares to acquire intangible assets                                       $  1,440,000
   Issuance of Series A preferred stock and warrants in settlement
      of note payable and accrued interest                                                                $  1,830,000
   Issuance of 1,000,000 common shares to acquire intangible assets                                       $  1,000,000
   Issuance of 100,000 common shares to acquire furniture and fixtures                                    $     49,000
   Issuance of 78,000 common shares in satisfaction of accrued expenses                                   $     15,000
   Issuance of 10,500 shares to acquire furniture and fixtures                                            $     40,000
   Issuance of 1,400,000 of common shares to acquire Teneo Computing                                      $    785,000
   Issuance of 1,000,000 of common shares to purchase 42% of Novint
      Technologies                                                                                        $    561,000

SEE NOTES TO FINANCIAL STATEMENTS
                                                 5

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
(NOTES A AND F)
FOR THE CUMULATIVE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH MARCH 31, 2002 (Unaudited)

                                                            PREFERRED STOCK
                                                            $.001 PAR VALUE
                                                      ----------------------------          COMMON STOCK
                                         SERIES A               SERIES B                   $.001 PAR VALUE
                                        PREFERRED     ----------------------------  -----------------------------
                                          STOCK          SHARES         AMOUNT          SHARES         AMOUNT
                                      -------------   -------------  -------------  -------------   -------------

Initial issuance of shares to
   founders on contribution of
   intangible assets at historic
   cost basis                                                                         14,391,627    $     14,500
Additional founders' contribution
Issuance of 1,037,000 shares of
   Series A preferred Stock, net
   of issuance costs                  $     10,000
Net loss
                                      -------------                                 -------------   -------------

BALANCE, MARCH 31, 1993                     10,000                                    14,391,627          14,500
Issuance of shares to investor at
   approximately $.21 per share                                                       14,391,627          14,500
Issuance of shares on exercise
   of options                                                                            479,720           1,000
Services performed in exchange
   for Series A Preferred stock
   issued in fiscal 1993
Net loss
                                      -------------                                 -------------   -------------

BALANCE, MARCH 31, 1994                     10,000                                    29,262,974          30,000
Services performed for Series A
   preferred stock issued in
   fiscal 1993
Issuance of shares at approximately
   $.52 per share                                                                        345,399
Net loss
                                      -------------                                 -------------   -------------

BALANCE, DECEMBER 31, 1994                  10,000                                    29,608,373          30,000
Issuance of 163,000 shares of
   Series A Preferred stock                  2,000
Write-off of amounts receivable
   from stockholders
Net loss
                                      -------------                                 -------------   -------------

BALANCE, DECEMBER 31, 1995                  12,000                                    29,608,373          30,000
Issuance of shares upon exercise
   of option for $ 15,000                                                             14,391,627          14,000
Net loss
                                      -------------                                 -------------   -------------

BALANCE, DECEMBER 31, 1996                  12,000                                    44,000,000          44,000
Purchase and retirement of
   1,200,000 shares of
   Series A preferred stock                (12,000)
Purchase of 7,195,814 treasury
   shares of common stock
   for $15,000
Net loss/comprehensive loss
                                      -------------   -------------  -------------  -------------   -------------

BALANCE, DECEMBER 31, 1997
(CARRIED FORWARD)                                0               0              0     44,000,000          44,000

                                                                                                      (CONTINUED)

                                                                        DEFICIT
                                                         AMOUNTS       ACCUMULATED
                                       ADDITIONAL      RECEIVABLE      DURING THE
                                        PAID-IN           FROM         DEVELOPMENT      TREASURY
                                        CAPITAL       STOCKHOLDERS        STAGE           STOCK           TOTAL
                                      -------------   -------------   -------------   -------------   -------------
Initial issuance of shares to
   founders on contribution of
   intangible assets at historic
   cost basis                         $        500                                                    $     15,000
Additional founders' contribution           40,000    $    (40,000)                                              0
Issuance of 1,037,000 shares of
   Series A preferred Stock, net
   of issuance costs                     1,020,000        (286,000)                                        744,000
Net loss                                                              $   (543,000)                       (543,000)
                                      -------------   -------------   -------------                   -------------

BALANCE, MARCH 31, 1993                  1,060,500        (326,000)       (543,000)                        216,000
Issuance of shares to investor at
   approximately $.21 per share          2,985,500                                                       3,000,000
Issuance of shares on exercise
   of options                               49,000                                                          50,000
Services performed in exchange
   for Series A Preferred stock
   issued in fiscal 1993                                   127,000                                         127,000
Net loss                                                                (2,292,000)                     (2,292,000)
                                      -------------   -------------   -------------                   -------------

BALANCE, MARCH 31, 1994                  4,095,000        (199,000)     (2,835,000)                      1,101,000
Services performed for Series A
   preferred stock issued in
   fiscal 1993                                             159,000                                         159,000
Issuance of shares at approximately
   $.52 per share                          182,000                                                         182,000
Net loss                                                                (2,250,000)                     (2,250,000)
                                      -------------   -------------   -------------                   -------------

BALANCE, DECEMBER 31, 1994               4,277,000         (40,000)     (5,085,000)                       (808,000)
Issuance of 163,000 shares of
   Series A Preferred stock                161,000                                                         163,000
Write-off of amounts receivable
   from stockholders                       (40,000)         40,000                                               0
Net loss                                                                  (972,000)                       (972,000)
                                      -------------   -------------   -------------                   -------------

BALANCE, DECEMBER 31, 1995               4,398,000               0      (6,057,000)                     (1,617,000)
Issuance of shares upon exercise
   of option for $ 15,000                    1,000                                                          15,000
Net loss                                                                  (284,000)                       (284,000)
                                      -------------   -------------   -------------                   -------------

BALANCE, DECEMBER 31, 1996               4,399,000               0      (6,341,000)                     (1,886,000)
Purchase and retirement of
   1,200,000 shares of
   Series A preferred stock                (58,000)                                                        (70,000)
Purchase of 7,195,814 treasury
   shares of common stock
   for $15,000                                                                        $    (15,000)        (15,000)
Net loss/comprehensive loss                                               (335,000)                       (335,000)
                                      -------------   -------------   -------------   -------------   -------------

BALANCE, DECEMBER 31, 1997
(CARRIED FORWARD)                        4,341,000               0      (6,676,000)        (15,000)     (2,306,000)

The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (CONTINUED) (NOTES A AND F)
FOR THE CUMULATIVE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH MARCH 31, 2002 (CONTINUED)
(Unaudited)

                                                            PREFERRED STOCK
                                                            $.001 PAR VALUE
                                                      -----------------------------           COMMON STOCK
                                         SERIES A               SERIES B                    $.001 PAR VALUE
                                        PREFERRED     -----------------------------   -----------------------------
                                          STOCK          SHARES          AMOUNT          SHARES          AMOUNT
                                      -------------   -------------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 1997 (BROUGHT
   FORWARD)                                      0               0               0      44,000,000    $     44,000
Purchase of 7,195,813 treasury shares
   of common stock for $15,000
Special distribution of 14,391,627
   shares of Common stock to
   Projectavision, Inc.
Shares deemed issued in connection
   with reverse merger                                                                  11,000,000          11,000
Issuance of 182,525 shares of Series
   A preferred stock and warrants
   exercisable into 750,000 Shares
   of common stock at an exercise
   price of $.10 per share in exchange
   for note payable of $1,500,000 and
   accrued interest of $330,000
   Including deemed dividend in
   connection with Beneficial
   conversion feature of preferred
   stock
Issuance of shares at $.20 per share,
   net of Issuance costs                                                                 5,000,000           5,000
Issuance of shares to purchase
   intangible assets                                                                     7,200,000           7,000
Issuance of shares at $.58 per share
   for Consulting services                                                               1,000,000           1,000
Issuance of warrants on February 10,
   1998 to Purchase 2,000,000 shares
   of common stock
   Exercisable at $.75 per share at
   fair value for Services resulting
   from cashless exercise feature
Issuance of shares at $.18 per share                                                       275,000
Issuance of shares on conversion of
   182,525 shares of Series A
   preferred stock                                                                       9,435,405          10,000
Issuance of shares at $.05 per share                                                    20,340,000          20,000
Issuance of stock options and warrants
   at fair value for services
Net loss/comprehensive loss
                                      -------------   -------------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 1998
(CARRIED FORWARD)                                0               0               0      98,250,405          98,000

                                                                                                        (CONTINUED)

                                                                            DEFICIT
                                                              AMOUNTS      ACCUMULATED
                                            ADDITIONAL      RECEIVABLE     DURING THE
                                             PAID-IN           FROM        DEVELOPMENT      TREASURY
                                             CAPITAL       STOCKHOLDERS       STAGE           STOCK           TOTAL
                                          -------------   -------------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 1997 (BROUGHT
   FORWARD)                               $  4,341,000    $          0    $ (6,676,000)   $    (15,000)   $ (2,306,000)
Purchase of 7,195,813 treasury shares
   of common stock for $15,000                                                                 (15,000)        (15,000)
Special distribution of 14,391,627
   shares of Common stock to
   Projectavision, Inc.                        346,000                                          30,000         376,000
Shares deemed issued in connection
   with reverse merger                         (11,000)
Issuance of 182,525 shares of Series
   A preferred stock and warrants
   exercisable into 750,000 Shares
   of common stock at an exercise
   price of $.10 per share in exchange
   for note payable of $1,500,000 and
   accrued interest of $330,000
   Including deemed dividend in
   connection with Beneficial
   conversion feature of preferred
   stock                                     2,850,000                      (1,020,000)                      1,830,000
Issuance of shares at $.20 per share,
   net of Issuance costs                       970,000                                                         975,000
Issuance of shares to purchase
   intangible assets                         1,433,000                                                       1,440,000
Issuance of shares at $.58 per share
   for Consulting services                     579,000                                                         580,000
Issuance of warrants on February 10,
   1998 to Purchase 2,000,000 shares
   of common stock
   Exercisable at $.75 per share at
   fair value for Services resulting
   from cashless exercise feature              660,000                                                         660,000
Issuance of shares at $.18 per share            50,000                                                          50,000
Issuance of shares on conversion of
   182,525 shares of Series A
   preferred stock                             (10,000)
Issuance of shares at $.05 per share           997,000                                                       1,017,000
Issuance of stock options and warrants
   at fair value for services                2,165,000                                                       2,165,000
Net loss/comprehensive loss                                                 (4,580,000)                     (4,580,000)
                                          -------------   -------------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 1998
(CARRIED FORWARD)                           14,370,000               0     (12,276,000)              0       2,192,000

The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)(CONTINUED) (NOTES A AND F)
FOR THE CUMULATIVE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH MARCH 31, 2002 (CONTINUED)
(Unaudited)

                                                              PREFERRED STOCK
                                                              $.001 PAR VALUE
                                                        -----------------------------           COMMON STOCK
                                           SERIES A               SERIES B                    $.001 PAR VALUE
                                          PREFERRED     -----------------------------   -----------------------------
                                            STOCK          SHARES          AMOUNT          SHARES          AMOUNT
                                        -------------   -------------   -------------   -------------   -------------
   (BROUGHT FORWARD)                               0               0    $          0      98,250,405    $     98,000
Issuance of shares in satisfaction
   Of accrued expenses                                                                        78,000
Issuance of shares at $.49 per
   Share for consulting services                                                              10,000
Issuance of shares at $.49 per
   Share to purchase furniture
   and fixtures                                                                              100,000
Issuance of shares at market
   Prices  as consulting services
   were performed                                                                             17,269
Issuance of shares to purchase
   Intangible assets                                                                       1,000,000           1,000
Issuance of shares at $1.25 per
   Share for services                                                                          1,600
Issuance of stock options
   at fair value for services
Issuance of warrants on February
   10, 1998 to purchase 2,000,000
   shares of common stock exercisable
   at $.75 per share for Consulting
   services resulting from
   Notification of warrant holder of
   intent to exercise
Shares issuable at $1.27 per
   Share in connection with note
   Payable
Issuance of shares on exercise
   Of 100,000 options at $.20 per
   Share                                                                                     100,000
Issuance of Series B convertible
   Preferred shares at $6.00 per
   share including deemed dividend
   in connection with Beneficial
   conversion feature of preferred
   stock                                                     245,165
Issuance of shares at $.75 per share                                                         533,000           1,000
Net loss/comprehensive loss
                                        -------------   -------------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 1999
(CARRIED FORWARD)                                  0         245,165               0     100,090,274         100,000

                                                                                                          (CONTINUED)

                                                                          DEFICIT
                                                            AMOUNTS      ACCUMULATED
                                          ADDITIONAL      RECEIVABLE     DURING THE
                                           PAID-IN           FROM        DEVELOPMENT      TREASURY
                                           CAPITAL       STOCKHOLDERS       STAGE           STOCK           TOTAL
                                        -------------   -------------   -------------   -------------   -------------
   (BROUGHT FORWARD)                    $ 14,370,000    $          0    $(12,276,000)   $          0    $  2,192,000
Issuance of shares in satisfaction
   Of accrued expenses                        15,000                                                          15,000
Issuance of shares at $.49 per
   Share for consulting services               5,000                                                           5,000
Issuance of shares at $.49 per
   Share to purchase furniture
   and fixtures                               49,000                                                          49,000
Issuance of shares at market
   Prices  as consulting services
   were performed                             15,000                                                          15,000
Issuance of shares to purchase
   Intangible assets                         999,000                                                       1,000,000
Issuance of shares at $1.25 per
   Share for services                          2,000                                                           2,000
Issuance of stock options
   at fair value for services              6,572,000                                                       6,572,000
Issuance of warrants on February
   10, 1998 to purchase 2,000,000
   shares of common stock exercisable
   at $.75 per share for Consulting
   services resulting from
   Notification of warrant holder of
   intent to exercise                      1,090,000                                                       1,090,000
Shares issuable at $1.27 per
   Share in connection with note
   Payable                                   191,000                                                         191,000
Issuance of shares on exercise
   Of 100,000 options at $.20 per
   Share                                      20,000                                                          20,000
Issuance of Series B convertible
   Preferred shares at $6.00 per
   share including deemed dividend
   in connection with Beneficial
   conversion feature of preferred
   stock                                   2,942,000                      (1,471,000)                      1,471,000
Issuance of shares at $.75 per share         399,000                                                         400,000
Net loss/comprehensive loss                                               (9,800,000)                     (9,800,000)
                                        -------------   -------------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 1999
(CARRIED FORWARD)                         26,669,000               0     (23,547,000)              0       3,222,000

The accompanying notes are an integral part of these financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
(NOTES A AN F)
FOR THE CUMULATIVE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH MARCH 31, 2002 (Unaudited)

                                            PREFERRED STOCK    PREFERRED STOCK
                                            $.001 PAR VALUE    $.001 PAR VALUE
                                           -----------------  -----------------       COMMON STOCK
                                               SERIES B            SERIES C          $.001 PAR VALUE
                                           -----------------  -----------------  -----------------------
                                  SERIES A
                                 PREFERRED
                                   STOCK    SHARES    AMOUNT   SHARES    AMOUNT     SHARES      AMOUNT
                                   ------  ---------  ------  ---------  ------  ------------  ---------
BALANCE, DECEMBER 31, 1999                  241,165                              100,090,274    100,000

Issuance of shares at $0.75
  per share                                                                          515,000      1,000
Issuamce of shares at market
  price for service                                                                    4,942
Issuance of common stock to
  Equilink LLC on exercise
  of cashless warrants                                                             1,076,923      1,000
Shares issued of Series C
  convertible preferred shares
  at $100 per share including
  deemed dividend in connection
  with conversion feature of
  preferred stock                                               14,000
Issuance of shares in
  connection with Series
  C preferred stock private
  placement investment                                                               700,000      1,000
Shares issuable at $2.23 per
  share in connection with
  research and development
  license agreement
Issuance of shares at market
  price for services                                                                  11,083
Issuance of options at market
  price for services
Issuance of stock options in
  connection with deferred
  compensation agreement
Amortization of deferred
  compensation
Issuance of shares to purchase
  furniture and fixtures                                                              10,500
Issuance of shares in
  connection with Series
  C preferred stock private
  placement investment                                                                10,000
Issuance of shares at $1.25
  per share                                                                        1,600,050      2,000
Conversion of Series B
  preferred stock to common stock           (60,000)                                 600,000
Issuance of shares at market
  price for services                                                                  51,000
Shares issuable at market
  price for services
Net loss/comprehensive loss
                                   ------  ---------  ------  ---------  ------  ------------  ---------

BALANCE, DECEMBER 31, 2000             -    181,165       -     14,000       -   104,669,772    105,000

                                                                                             (CONTINUED)

                                                            AMOUNTS    DEFICIT
                                                          RECEIVABLE  ACCUMULATED
                                    ADDITIONAL   DEFERRED   FROM      DURING THE
                                     PAID-IN      COMPEN-   STOCK-     DEVELOP-    TREASURY
                                     CAPITAL      SATION    HOLDERS   MENT STAGE    STOCK       TOTAL
                                   ------------  ---------  -------  ------------  --------  ------------
BALANCE, DECEMBER 31, 1999          26,669,000          -        -   (23,547,000)        -     3,222,000

Issuance of shares at $0.75
  per share                            385,000                                                   386,000
Issuamce of shares at market
  price for service                                                                                    -
Issuance of common stock to
  Equilink LLC on exercise
  of cashless warrants                  (1,000)                                                        -
Shares issued of Series C
  convertible preferred shares
  at $100 per share including
  deemed dividend in connection
  with conversion feature of
  preferred stock                    2,199,000                        (1,400,000)                799,000
Issuance of shares in
  connection with Series
  C preferred stock private
  placement investment                 600,000                                                   601,000
Shares issuable at $2.23 per
  share in connection with
  research and development                                                                             -
  license agreement                  1,115,000                        (1,115,000)                      -
Issuance of shares at market
  price for services                    24,000                                                    24,000
Issuance of options at market
  price for services                   229,000                                                   229,000
Issuance of stock options in
  connection with deferred
  compensation agreement               425,000   (425,000)                                             -
Amortization of deferred
  compensation                                    113,000                                        113,000
Issuance of shares to purchase
  furniture and fixtures                40,000                                                    40,000
Issuance of shares in
  connection with Series
  C preferred stock private
  placement investment                                                                                 -
Issuance of shares at $1.25
  per share                          1,998,000                                                 2,000,000
Conversion of Series B
  preferred stock to common stock                                                                      -
Issuance of shares at market
  price for services                   102,000                                                   102,000
Shares issuable at market
  price for services                    88,000                                                    88,000
Net loss/comprehensive loss                                           (4,736,000)             (4,736,000)
                                   ------------  ---------  -------  ------------  --------  ------------

BALANCE, DECEMBER 31, 2000          33,873,000   (312,000)           (30,798,000)              2,868,000

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
(NOTES A AN F)
FOR THE CUMULATIVE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH MARCH 31, 2002
(Unaudited)


                                                  PREFERRED STOCK    PREFERRED STOCK
                                                  $.001 PAR VALUE    $.001 PAR VALUE
                                                 -----------------  -----------------       COMMON STOCK
                                                     SERIES B            SERIES C          $.001 PAR VALUE
                                                 -----------------  -----------------  -----------------------
                                        SERIES A
                                       PREFERRED
                                         STOCK    SHARES    AMOUNT   SHARES    AMOUNT     SHARES      AMOUNT
                                         ------  ---------  ------  ---------  ------  ------------  ---------

 BALANCE, DECEMBER 31, 2000                       185,165             14,000           104,669,772    105,000

Issuance of shares in connection
    with private placement offerings                                                     1,097,500      1,000

Issuance of shares upon conversion
   of Series B preferred stock                   (100,166)                               1,001,660      1,000

Issuance of shares upon conversion
   of Series C preferred stock                                       (14,000)            2,800,000      2,800

Issuance of shares upon exercise
   of stock options                                                                         15,000

Issuance of shares to aquire Teneo
   Computing, Inc.                                                                       1,400,000      1,000

Issuance of shares to purchase 42% of
   Novint Technologies, Inc.                                                             1,000,000      1,000

Issuance of shares for services at
   fair market value                                                                     3,388,097      2,200

Exercise of warrants issued for services                                                   942,281      1,000

Issuance of stock options for services

Amortization of defered compensation

Net loss/comprehensive loss
                                         ------  ---------  ------  ---------  ------  ------------  ---------
BALANCE, DECEMBER 31, 2001                         84,999                              116,314,310    115,000


Issuance of shares in connection with
   private placement offerings                                                           1,535,700      1,600

Issuance of shares upon conversion of
   Series B preferred stock                       (10,000)                                 100,000

Issuance of shares for services at
   fair market value                                                                     2,350,272      2,400

Amortization of deferred compensation

Net loss/comprehensive loss
                                         ------  ---------  ------  ---------  ------  ------------  ---------
BALANCE, MARCH 31, 2002                            74,999                              120,300,282    119,000

                                                                                                   (CONTINUED)


                                                                      AMOUNTS    DEFICIT
                                                                    RECEIVABLE ACCUMULATED
                                              ADDITIONAL   DEFERRED    FROM    DURING THE
                                               PAID-IN      COMPEN-   STOCK-  DEVELOPMENTAL  TREASURY
                                               CAPITAL      SATION    HOLDERS     STAGE        STOCK      TOTAL
                                             ------------  ---------  -------  ------------  --------  ------------

BALANCE, DECEMBER 31, 2000                    33,873,000   (312,000)           (30,798,000)              2,868,000

Issuance of shares in connection
    with private placement offerings             694,000                                                   695,000

Issuance of shares upon conversion
   of Series B preferred stock                                                                               1,000

Issuance of shares upon conversion
   of Series C preferred stock                                                                               2,800

Issuance of shares upon exercise
   of stock options                                3,000                                                     3,000

Issuance of shares to aquire Teneo
   Computing, Inc.                               784,000                                                   785,000

Issuance of shares to purchase 42% of
   Novint Technologies, Inc.                     560,000                                                   561,000

Issuance of shares for services at
   fair market value                           2,138,000                                                 2,140,200

Exercise of warrants issued for services         782,000                                                   783,000

Issuance of stock options for services           250,000                                                   250,000

Amortization of defered compensation                         85,000                                         85,000

Net loss/comprehensive loss                                                     (6,662,000)             (6,662,000)
                                             ------------  ---------  -------  ------------  --------  ------------
BALANCE, DECEMBER 31, 2001                    39,084,000   (227,000)           (37,460,000)              1,512,000


Issuance of shares in connection with
   private placement offerings                   453,000                                                   454,600

Issuance of shares upon conversion of
   Series B preferred stock

Issuance of shares for services at
   fair market value                             777,000                                                   779,400

Amortization of deferred compensation                        21,000                                         21,000

Net loss/comprehensive loss                                                     (1,527,000)             (1,527,000)
                                             ------------  ---------  -------  ------------  --------  ------------
BALANCE, MARCH 31, 2002                       40,314,000   (206,000)           (38,987,000)              1,240,000

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   Unaudited)

NOTE A - ORGANIZATION AND OPERATIONS

Manhattan Scientifics, Inc. (formerly Grand Enterprises, Inc. ("Grand"), and its wholly-owned subsidiaries Tamarack Storage Devices, Inc. and Teneo Computing, Inc. ("Teneo") (collectively "the Company"), a development stage enterprise, operates in a single business segment as a technology incubator that seeks to acquire, develop and bring to market technologies with an emphasis on consumer and commercial electronics. At March 31, 2002, the Lauer Entities (Lancer Management Group, LLC) claim beneficial ownership of approximately 38% of the Company's common stock.

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

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   Unaudited)

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

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

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

[8]      ADVERTISING EXPENSES:

         The Company expenses advertising costs which consist primarily of promotional items and print media, as incurred. Advertising expenses amounted to $9,000, $1,000, and $80,000 for the three months ended March 31, 2002 and 2001 and for the cumulative period July 31, 1992 (inception) through March 31, 2002, respectively.

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

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

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

[14]     Interim financial statements:

         Financial statements as of March 31, 2002 and the three months ended March 31, 2002 and 2001 and the respective amounts included in the period from inception July 31, 1992 are unaudited but in the opinion of management, the financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the comparative financial position and results of operations. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2002 consists of the following:

                                  USEFUL LIVES
                                    IN YEARS
                                    --------

       Furniture and fixtures          5          $   98,000
       Computers                       3              44,000
       Equipment                       5             173,000
                                                  -----------

                                                     315,000
       Less accumulated depreciation                 212,000
                                                  -----------

                                                  $  103,000
                                                  ===========

The Company depreciates property and equipment using the straight-line method over five years. The depreciation expense for three months ended March 31, 2002 was approximately $10,000.

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

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

NOTE D - INVESTMENTS (CONTINUED)

[1]      NMXS.COM, INC. (CONTINUED)

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

         As of March 31, 2002, the Company owns approximately 22% of NMXS.com. The Company will not record any earnings associated with NMXS.com until the losses recognized during the period the equity method was suspended have been recovered. As of March 31, 2002 the cumulative losses in excess of the amount invested amounted to $165,000. As of March 31, 2002 the market value of the Company's investment in NMXS.com is approximately $1,964,000. In addition, through August 1999, pursuant to the stock purchase agreement with NMXS.com, the Company provided NMXS.com with management services without remuneration. Also, in consideration for his services through December 2000, including board membership provided to NMXS.com the Company's chief executive officer received a salary of $60,000 and leased a car from NMXS.com. During 2002 and 2001 the Company's chief executive officer did not receive any compensation from NMXS.com.

         The following is a summary of financial data derived from the March 31, 2002 financial statements of NMXS.com, regarding financial position and results of operations of NMXS.com as of March 31, 2002 and for the three months ended March 31, 2002:

           Current assts (including cash of $85,000)         $      358,000
           Furniture and equipment                                  630,000
           Goodwill                                                  97,000
           Other assets                                              49,000
                                                             ---------------

                                                             $    1,134,000
                                                             ===============
           Liabilities                                       $    1,007,000
           Stockholders' equity                                     127,000
                                                             ---------------

                                                             $    1,134,000
                                                             ===============
           Revenue                                           $      522,000
                                                             ===============
           Net loss                                          $      (74,000)
                                                             ===============

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                  (Unaudited)

NOTE D - INVESTMENTS (CONTINUED)

[2]      NOVINT:

         In June 2000 the Company entered into an agreement with Novint ("2000 agreement") to exclusively sub-license a development stage computer software technology on a worldwide basis, to fund research and development of such technology, and to exchange certain securities. In May 2001, the Company entered into a series of transactions with Novint and Teneo, ("2001 agreement") through which the 2000 agreement was modified. Pursuant to the 2001 agreement the Company acquired all of the outstanding common stock of Teneo and 42% of the outstanding common stock of Novint, the Company also agreed to fund additional amounts to Novint to fulfill the Company's $1,500,000 research and development commitment under 2000 agreement. The Company is obligated to pay Novint a 5% royalty fee on net revenue from products developed from the Novint technology. As of March 31, 2002 the Company and Novint have not completed negotiating a research and development funding agreement to replace the 2000 agreement, however the Company has funded $58,000 in 2001 for research and development in addition to the $1,500,000 funded pursuant to the 2000 agreement.

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

         During the three months ended March 31, 2002 the Company has recorded approximately $44,000 in amortization expense relating to the Novint technology. This charge is included in the loss from equity method investments in the statement of operations.

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

         At March 31, 2002 the Company owns approximately 42% of Novint. During the three months ended March 31, 2002 the Company recorded a loss of $44,000 pursuant to its ownership interest in Novint. The following is a summary of financial data regarding financial position and results of operations derived from the March 31, 2002 financial statements of Novint as of March 31, 2002 and for the three months ended
         March 31, 2002:

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                  (Unaudited)

NOTE D - INVESTMENTS (CONTINUED)

[2]      NOVINT: (CONTINUED)

               Current assets (including cash of $26,000)         $     396,000
               Property and equipment                                   182,000
               Other assets                                              76,000
                                                                  --------------

                                                                  $     654,000
                                                                  ==============
               Liabilities                                        $     321,000
               Stockholders' equity                                     333,000
                                                                  --------------

                                                                  $     654,000
                                                                  ==============
               Revenue                                            $      42,000
                                                                  ==============
               Net loss                                           $    (106,000)
                                                                  ==============

NOTE E - NOTES PAYABLE

In August 2000, the Company obtained a line of credit from a financial institution in the amount of $300,000. This line of credit bears interest at a rate of the 30-day Dealer Commercial paper rate plus 2.60%. This line of credit will terminate on July 31, 2002. As of December 31, 2001, the Company was indebted in the amount of $287,000 which includes interest for the month of December 2001. This line of credit is guaranteed by the Chief Executive Officer of the Company. Interest expense for the three months ended March 31, 2002 amounted to approximately $3,000.

In August 1999, the Company borrowed $275,000 from the Chief Operating Officer. The loan bears interest at the rate of 5.5% per annum and is due upon the earlier of 18 months or the date of a private placement raising at least $1,500,000. Repayment of the loan was extended for a six-month term until June 30, 2002. The Chief Operating Officer had originally delivered to the Company $275,000 to exercise options, each exercisable to purchase common stock, but such exercise was rescinded and the options have been treated as if not exercised. No shares were delivered as a result of this transaction. Interest expense for the three months ended March 31, 2002 amounted to approximately $4,000.

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

In August 2001, the Company borrowed $250,000 from the Chief Executive Officer. The loan bears interest at the rate of 5.5% per annum and was due December 31, 2001. Pursuant to a loan and security agreement this loan was extended to August 31, 2002. Interest expense for the three months ended March 31, 2002 amounted to approximately $3,000.

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

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

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

[1]      COMMON STOCK: (CONTINUED)

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

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

[1]      COMMON STOCK: (CONTINUED)

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

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

[1]      COMMON STOCK: (CONTINUED)

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

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

[1]      COMMON STOCK: (CONTINUED)

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

During 2002, the Company effected the following transactions:

                  In January 2002, issued 850,000 shares of common stock at $0.30 per share in a private placement offering.

                  In January 2002, issued 75,000 shares of common stock at the market price for payment of research and development costs.

                  In January 2002, issued 24,110 shares of common stock at the market price for services rendered.

                  In January 2002, issued 285,700 shares of common stock at $0.35 per share in a private placement offering.

                  In February 2002, issued 975,000 shares of common stock a market price for research and development costs.

                  In February 2002, issued 620,000 shares of common stock at market price For services rendered.

                  In March 2002, issued 400,000 shares of common stock at $0.25 per share in a private placement offering.

                  In March 2002, issued 100,000 shares of common stock in connection with the conversion of series B preferred shares at a rate of 1 series B preferred share to 10 common shares.

                  In March 2002, issued 500,000 shares of common stock at market price for services rendered.

                  In March 2002, issued 150,000 shares of common stock at the market price for research and development costs.

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

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

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

[2]      PREFERRED STOCK: (CONTINUED)

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

         In March 2002, pursuant to a conversion ratio of 10 common shares to 1 preferred share, 10,000 shares of the Company's series B preferred stock were converted into 100,000 of the Company's common stock.

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

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

[3]      STOCK OPTIONS: (CONTINUED)

         A summary of the Company's stock option activity and related information is as follows:

                                                                              WEIGHTED     NUMBER OF
                                               NUMBER OF        EXERCISE      AVERAGE       COMMON
                                                COMMON         PRICE PER      EXERCISE      SHARES
                                                SHARES           SHARE         PRICE      EXERCISABLE
                                              ------------  ---------------  ----------  ------------

       Outstanding as of December 31, 1997               0                                         0
       Granted                                  26,325,000   $0.05 - $0.20     $0.17      26,325,000
       Canceled                                (15,000,000)      0.20           0.20     (15,000,000)
                                              -------------                              ------------

       Outstanding as of December 31, 1998      11,325,000                                11,325,000
       Granted                                  16,750,000    0.05 - 0.20       0.05      16,750,000
       Exercised                                  (100,000)                                 (100,000)
                                              -------------                              ------------

       Outstanding as of December 31, 1999      27,975,000                                27,975,000
       Granted                                     610,000    2.25 - 2.40       2.37         110,000
                                              -------------                              ------------

       Outstanding as of December 31, 2000      28,585,000                                28,085,000
       Granted                                     450,000    0.39 - 1.25       0.77         450,000
       Exercised                                   (90,000)                                  (90,000)
       Options vested pursuant to deferred
          compensation agreement                                 2.40           2.40         100,000
                                              -------------                              ------------

       Outstanding as of December 31, 2001      28,945,000                                28,545,000
                                              -------------                              ------------

       Granted                                           0                                         0
       Exercised                                         0                                         0
                                              -------------                              ------------

       Outstanding as of March 31, 2002         28,945,000                                28,545,000
                                              =============                              ============

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

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

[3]      STOCK OPTIONS: (CONTINUED)

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

         In September 2001, the Company granted 250,000 stock options to a consultant for services. The exercise price for these options was $0.39, which was the market price of the stock on the date of the grant. The stock options became fully vested forty-five days from the date of grant. This stock option grant permits a non cash exercise. These stock options were valued using the Black-Scholes option pricing model with the following assumptions; expected term, three years, risk free interest rate, 4.75%, dividend yield, zero and volatility, 133%. In 2001 the Company has recorded a charge of approximately $72,000 relating to these stock options.

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

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

         Proforma net loss available to common shareholders for three months ended March 31, 2002 ($1,582,000) Proforma basic and diluted loss per share for March 31, 2002 was ($0.01)

         Exercise prices and weighted-average contractual lives of stock options outstanding as of March 31, 2002 are as follows:

                         OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
               -------------------------------------    -----------------------
                               WEIGHTED
                                AVERAGE     WEIGHTED                   WEIGHTED
                               REMAINING    AVERAGE                    AVERAGE
    EXERCISE      NUMBER      CONTRACTUAL   EXERCISE       NUMBER      EXERCISE
     PRICE     OUTSTANDING       LIFE        PRICE      EXERCISABLE     PRICE
    -------    ------------     ------      --------    ------------   --------

    $0.05       21,525,000       6.85       $ 0.05       21,525,000    $  0.05
     0.20        6,360,000       6.12         0.20        6,360,000       0.20
     0.39          250,000       9.4          0.39          250,000       0.39
     1.25          200,000       8.75         1.25          200,000       1.25
     2.25          110,000       5.19         2.25          110,000       2.25
     2.40          500,000       8.5          2.40          100,000       2.40

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

[4]      WARRANTS:

         The Company issued the following warrants at the corresponding weighted average exercise price as of March 31, 2002:

                                                                      WEIGHTED
                                                                       AVERAGE
                                                                      EXERCISE
                                                        WARRANTS        PRICE
                                                      ------------  ------------

          Outstanding as of December 31, 1997                   0         $0.16
          Issued                                       17,750,000
                                                      ------------

          Outstanding as of December 31, 1998          17,750,000
          Converted into stock options                 (2,500,000)         0.05
                                                      ------------

          Outstanding as of December 31, 1999          15,250,000
          Converted into common stock                  (2,000,000)         0.75
                                                      ------------

          Outstanding as of December 31, 2000          13,250,000
          Issued                                          942,281          0.01
          Converted into common stock                    (942,281)         0.01
                                                      ------------

          Outstanding as of December 31, 2001          13,250,000
                                                      ------------
          Issued                                                0
          Converted into common stock                           0
                                                      ------------
          Outstanding as of March 31, 2002             13,250,000
                                                      ============

                        NUMBER OF       EXERCISE   CONTRACTUAL  NUMBER OF SHARES
      DATE              WARRANTS         PRICE         LIFE        EXERCISABLE
   ---------------    ------------    ----------    ---------    ---------------
   January 8, 1998        750,000     $     .10     10 years            750,000

   July 28, 1998       12,500,000           .05     10 years         12,500,000
                      ------------                               ---------------

                       13,250,000                                    13,250,000
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

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

NOTE G - INCOME TAXES

There is no provision for federal, state or local income taxes for the periods ended March 31, 2002 and 2001, since the Company has incurred net operating losses.

The Company's deferred tax asset as of March 31,2002 represents benefits from equity related compensation charges and net operating loss carryforwards of approximately $4,362,000 and $6,032,000, respectively, which is reduced by a valuation allowance of approximately $10,394,000 since the future realization of such tax benefit is not presently determinable.

As of March 31, 2002, the Company has a net operating loss carryforward of approximately $24,889,000 expiring in 2008 through 2021 for federal income tax purposes and 2004 for state income tax purposes. As a result of ownership changes, internal revenue code Section 382 limits the amount of such net operating loss carryforward available to offset future taxable income to approximately $15,188,000 in the aggregate.

The difference between the statutory federal income tax (rate) benefit applied to the Company's net loss and the Company's effective income tax rate for the three months ended March 31, 2002 and 2001 is summarized as follows:

                                                            YEAR ENDED
                                                             MARCH 31,
                                                        --------------------
                                                          2002         2001
                                                        -------      -------

             Statutory federal income tax rate            (35)%        (35)%
             Increase in valuation allowance               35 %         35 %
                                                        -------      -------

                                                          0.0 %        0.0 %
                                                        =======      =======

NOTE H - COMMITMENTS

[1]      LICENSE AND DEVELOPMENT AGREEMENTS:

         In March 1997, the Company entered into a Cooperative Research and Development Agreement (the "CRADA Agreement") with the Regents of the University of California to develop a polymeric based recording media that will satisfy all of the requirements for a holographic media storage device. The work was to be completed within 25 months from the original date of execution. Each party shall have the first option to retain title to any subject inventions made by its employees during the work under this agreement. The agreement provides that the Company's contribution to funding will be $264,000. The CRADA research and development expenses charged to the statement of operations for the three months ended March 31, 2002 and 2001 and for the cumulative period July 31, 1992 through March 31, 2001 amounted to $0, $0 and $83,000, respectively.

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

NOTE H - COMMITMENTS (CONTINUED)

[1]      LICENSE AND DEVELOPMENT AGREEMENTS: (CONTINUED)

         On January 11, 1998, the Company entered into a research and development agreement with Energy Related Devices, Inc. ("ERDI"). The term of the agreement is for the later of three years from the commencement date as defined in the agreement or the delivery of a prototype suitable for commercial sale or license regarding the fuel cell product defined in the agreement. The Company is obligated to fund up to $1 million in accordance with certain milestones as defined in the agreement. Upon the delivery of a prototype suitable for commercial sale or license regarding the fuel cell product, the Company's obligation will be to pay ERDI $10,000 per month until the Company funds or determines not to fund the research and development of ERDI's solar cell invention. Through December 31, 2000, the Company has provided $1,000,000 to ERDI for research and development activities. In addition, the Company is providing for key-man life insurance coverage on the primary stockholder of ERDI. In May 1999, the Company committed to additional funding of ERDI. For the year ended December 31, 2001, the Company has funded an additional $805,000. There has been no funding for the three months ended March 31, 2002.

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

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

NOTE H - COMMITMENTS (CONTINUED)

[2]      CONSULTING AGREEMENTS: (CONTINUED)

         In February 2001, the Company entered into a marketing and management consulting agreement. In connection with this agreement the consulting firm will receive a fee payable in stock. The term of the agreement is for one year plus a one year automatic renewal. In March 2001, the Company issued 200,000 shares of common stock to the consulting firm as compensation for services rendered and to be rendered. The market value of the stock on the date of issuance was $1.25 per share. This amount is reflected in prepaid expenses as of December 31, 2001. The remaining balance of $42,000 was amortized in the three months ended March 31, 2002. In addition, as of December 31, 2001, the Company has issued 897,500 and 626,250 additional shares to this consulting firm in private placement transactions and for services rendered, respectively. These additional shares were valued at $684,700 and $430,730, respectively. In the three months ended March 31, 2002, the company issued 50,000 common shares valued at $14,000.

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

         In conjunction with the above, the Company entered into a three year research and development agreement with Novars with automatic one year renewals unless terminated by either party. In accordance with this agreement, the Company advanced $200,000 in August 1999. The Company has amended the research and development agreement to provide for additional funding based on a milestone timetable, as of March 31, 2002 the Company has funded an additional $1,620,000 and issued 1,550,000 shares of its common stock valued at $589,000 to be used for funding research and development costs.

[5]      LEASES:

         The Company is obligated under two separate operating leases for office space located in Los Alamos, New Mexico and New York City. The Company renewed its lease in New York City for one year pursuant to the lease's original terms. The Company has renegotiated its lease in Los Alamos New Mexico. Subsequent to December 31, 2001 the Company will only lease certain offices in Los Alamos New Mexico, while certain related parties will lease the laboratory space previously leased by the Company. The Company received reimbursement of $3,000 against rent charges for the Three months ended March 31, 2002 from related parties. Rent expense charged to operations was approximately $14,000 for the three months March 31, 2002 and $14,000 for the three months ended March 31, 2001. Minimum future rental payments under these leases is approximately $52,000 through December 31, 2002.

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

NOTE I - RELATED PARTY TRANSACTIONS

         The law firm of one director received approximately $38,000 and $34,000 of compensation for legal services rendered to the Company during the three months ended March 31, 2002 and 2001, respectively.

         The accounting firm of one of our directors received approximately $22,000 and $25,000 of compensation for accounting services rendered to the Company during the three months ended March 31, 2002 and 2001, respectively.

         NMXS.com, Inc. paid the Company's chief executive a yearly salary of $36,000 and leases a car as consideration for his services in 2001. In 2002 there was no compensation paid.

         During 1998, the Company entered into a research and development agreement with Energy Related Devices, Inc. ("ERDI"), ERDI is majority-owned by a shareholder of the Company (see Note H[1]).

         The Company's Chief Operating Officer loaned the Company $275,000. This loan is due on June 30, 2002 (see Note E).

         In August 2001, the Company borrowed $250,000 from its Chief Executive Officer. In addition, the Company's Chief Executive Officer guaranteed a loan on the Company's behalf. The Company has issued a loan and security agreement with respect to these transactions in which, the Company agreed to pledge all of its assets as security.

NOTE J - CONTINGENCY

         During the third quarter of 2001 a former consultant threatened to bring a claim against the Company. As of the date of filing this 10QSB no claim has been filed, nor does the Company anticipate such filing. The Company believes that the consultants' threats are without merit and would defend vigorously against any claims.

NOTE K - SUBSEQUENT EVENT

         In April and May 2002 the company has issued or agreed to issue 1,500,000 shares of its common stock to third parties at prices ranging from $0.10 to $0.25, in three private placement transactions. The Company received gross proceeds of $250,000 from the aforementioned private placement transactions.

         In May 2002 the Company sold 110,000 common shares of NMXS.com at an average net price of $0.36. The Company received proceeds of $39,000.

         In April 2002 the Company signed a non-binding term sheet with a third party concerning the possible transfer of certain intellectual property related to Company's Holographics Data Storage Technologies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         As of March 31, 2002, we had an accumulated loss since inception, 1992, of $33,982,000. Of this accumulated loss, approximately $17,400,000 was derived from non-cash charges that were required by generally accepted accounting principles and approximately $6,700,000 from Tamarack prior to our acquisition of Tamarack. Non-cash charges are recorded expenditures that do not require an outlay of cash. Accordingly cash losses from inception to March 31, 2002 were approximately $9,775,000. We expect operating losses to continue for the foreseeable future because we will be continuing to fund research and development efforts as well as general and administrative expenses prior to receiving any revenues from our technologies.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 TO THREE MONTHS ENDED MARCH 31, 2001.

         NET LOSS. We reported a net loss of $1,527,000, or $.01 per common share, basic and diluted, for the three months ended March 31, 2002, versus a net loss of $2,032,000, or $.02 per common share, basic and diluted, for the three months ended March 31, 2001. The decrease of $505,000, or 25%, resulted from our reduced spending commitments for research and development. In addition, we recorded a charge for the issuance of stock options, whereas in the fiscal 2002 period, we did not issue any options.

         REVENUES. We had no revenues for the three months ended March 31, 2002 and the three months ended March 31, 2001.

         OPERATING COSTS AND EXPENSES. Operating costs and expenses for the three months ended March 31, 2002 totaled $1,406,000, a decrease of $628,000, or 31%, versus costs and expenses of $2,034,000 for the three months ended March 31, 2001. These costs and expenses are detailed below.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $867,000 for the three months ended March 31, 2002, which consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $1,061,000 for the three months ended March 31, 2001. This decrease of $194,000, or 18%, is primarily a result of the fact that, in 2001, we recorded a charge for the issuance of stock options, whereas in the fiscal 2002 period, we did not issue any options. We anticipate no significant change in general and administrative expenses in the near future.

         RESEARCH AND DEVELOPMENT. Research and development expenses were $539,000 for the three months ended March 31, 2002, which consisted of payments on research and development agreements with various contractors, amortization of patents, ,and salary to our Chief Polymer Scientist. Research and development expenses amounted to $973,000 for the three months ended March 31, 2001. This decrease of $434,000, or 45% resulted from our reduced spending commitments for research and development. We expect research and development costs to increase as we develop our existing technologies and acquire or license new ones.

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

         Our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, our holdings of approximately 4.9 million shares of common stock in NMXS.Com, Inc.(which had a market value of approximately $1,964,000 as of March 31, 2002), and 40,672 shares of common stock of Novint Technologies, Inc.; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

         Stockholders' equity totaled $1,240,000 on March 31, 2002 and the working capital was a deficit of $1,237,000 on such date.

         We do not expect any significant change in the total number of employees in the near future. We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next 12 months, although we have no agreements regarding any such technologies as of the date of this Report.

         Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of March 31, 2002, we had $81,000 in cash (since April 1, 2002, we raised $250,000 in private placements). As of March 31, 2001, we had $477,000 in cash. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, borrowing as appropriate, and our cash on hand. However, we do not know if those resources will be adequate to cover our capital requirements.

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

                                OTHER INFORMATION

Item 1.       Legal Proceedings

              None

Item 2.       Changes in Securities and Use of Proceeds

                  In January 2002, issued 850,000 shares of common stock at $0.30 per share in a private placement offering. The shares were issued to accredited investor(s) as defined under Regulation D and were exempt from Registration pursuant to
                  Section 4(2) of the Securities Act.

                  In January 2002, issued 75,000 shares of common stock at the market price for payment of research and development costs. The shares were issued to accredited investor(s) as defined under Regulation D and were exempt from Registration pursuant to Section 4(2) of the Securities Act.

                  In January 2002, issued 24,110 shares of common stock at the market price for services rendered. The shares were issued to accredited investor(s) as defined under Regulation D and were exempt from Registration pursuant to Section 4(2) of the Securities Act.

                  In January 2002, issued 285,700 shares of common stock at $0.35 per share in a private placement offering. The shares were issued to accredited investor(s) as defined under Regulation D and were exempt from Registration pursuant to
                  Section 4(2) of the Securities Act.

                  In February 2002, issued 975,000 shares of common stock a market price for research and development costs. The shares were issued to accredited investor(s) as defined under Regulation D and were exempt from Registration pursuant to
                  Section 4(2) of the Securities Act.

                  In February 2002, issued 620,000 shares of common stock at market price For services rendered. The shares were issued to accredited investor(s) as defined under Regulation D and were exempt from Registration pursuant to Section 4(2) of the Securities Act.

                  In March 2002, issued 400,000 shares of common stock at $0.25 per share in a private placement offering. The shares were issued to accredited investor(s) as defined under Regulation D and were exempt from Registration pursuant to Section 4(2) of the Securities Act.

                  In March 2002, issued 100,000 shares of common stock in connection with the conversion of series B preferred shares at a rate of 1 series B preferred share to 10 common shares. The shares were issued to accredited investor(s) as defined under Regulation D and were exempt from Registration pursuant to
                  Section 4(2) of the Securities Act.

                  In March 2002, issued 500,000 shares of common stock at market price for services rendered. The shares were issued to accredited investor(s) as defined under Regulation D and were exempt from Registration pursuant to Section 4(2) of the Securities Act.

                  In March 2002, issued 150,000 shares of common stock at the market price for research and development costs. The shares were issued to accredited investor(s) as defined under Regulation D and were exempt from Registration pursuant to
                  Section 4(2) of the Securities Act.

Item 3.       Defaults Upon Senior Securities

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

                                                 MANHATTAN SCIENTIFICS, INC.

Dated: May 14, 2002                                  By: /s/ Marvin Maslow
                                                     ---------------------
                                                     Marvin Maslow
                                                     President, Chief Executive
                                                     Officer, and Chairman of
                                                     the Board