Form 10QSB
period 2002-06-30
MANHATTAN SCIENTIFICS INC
filed 2002-08-14
CIK 1099132

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO /_/

The number of shares outstanding of each of the issuer's classes of common equity as of August 12, 2002 was as follows: 124,027,522 shares of Common Stock.

          Transitional Small Business Disclosure Format: YES /_/ NO /X/


                                MANHATTAN SCIENTIFICS, INC.
                         SECOND QUARTER 2002 REPORT ON FORM 10-QSB
                                     TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
                               PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

       Unaudited Consolidated Balance Sheet
       June 30, 2002 ......................................................................       3

       Unaudited Consolidated Statements of Operations
       Three Months Ended June 30, 2002 and 2001, Six Months Ended June 30, 2002
       and 2001,  and from July 31, 1992 (Inception) through June 30, 2002 ................       4

       Unaudited Consolidated Statements of Stockholders' Equity (Capital Deficiency)
       For the Cumulative Period from July 31, 1992 (Inception) through
       June 30, 2002 ......................................................................       5

       Unaudited Consolidated Statements of Cash Flows
       Three Months Ended June 30, 2002 and 2001, Six Months Ended June 30, 2002
       and 2001, and from July 31, 1992 (Inception) through June 30, 2002 .................       6

       Notes to Unaudited Consolidated Financial Statements ...............................      10

Item 2.  Management's Discussion and Analysis of
       Financial Condition and Plan of Operations .........................................      33

                                PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ................................................................      37

Item 2.  Changes in Securities ............................................................      37

Item 3.  Defaults Upon Senior Securities ..................................................      37

Item 4.  Submission of Matters to a Vote of Security Holders ..............................      37

Item 5.  Other Information ................................................................      37

Item 6.  Exhibits and Reports on Form 8-K .................................................      37

Signatures ................................................................................      38


MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED BALANCE SHEET
JUNE 30, 2002
(Unaudited)


ASSETS
Current assets:
   Cash and cash equivalents                                                     $     90,000
   Stock subscription receivable                                                        4,000
   Prepaid expenses and other assets                                                   28,000
                                                                                 -------------

      Total current assets                                                            122,000

Property and equipment, net                                                            93,000
Patents, net                                                                        1,545,000
Investment in Novint Technologies, Inc.                                               267,000
Technology license, net                                                               341,000
Security deposit                                                                        7,000
                                                                                 -------------

                                                                                 $  2,375,000
                                                                                 =============

LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses                                         $    581,000
   Note payable to officers                                                           525,000
   Note payable - other                                                               289,000
                                                                                 -------------

      Total current liabilities                                                     1,395,000
                                                                                 -------------

Commitments

STOCKHOLDERS' EQUITY
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
   Series A convertible, redeemable, 10 percent cumulative, authorized 182,525 shares; issued and outstanding - none
   Series B convertible, authorized 250,000 shares; 74,999 shares issued and outstanding
   Series C convertible, redeemable, authorized 14,000 shares;
      issued and outstanding - none
Common, authorized 250,000,000 shares, 122,348,221 shares issued,
      and outstanding, 35,301 shares issuable                                         120,000
Additional paid-in capital                                                         40,659,000
Deferred compensation                                                                (185,000)
Deficit accumulated during the development stage                                  (39,614,000)
                                                                                 -------------

      Total stockholders' equity                                                      980,000
                                                                                 -------------

                                                                                 $  2,375,000
                                                                                 =============

SEE NOTES TO FINANCIAL STATEMENTS


MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                                                               PERIOD FROM
                                                                                               JULY 31, 1992
                                     THREE MONTHS ENDED             SIX MONTHS ENDED            (INCEPTION)
                                         JUNE 30,                        JUNE 30,                 THROUGH
                                -------------------------------  --------------------------       JUNE 30,
                                     2002             2001           2002         2001              2002
                                --------------   --------------  ------------  ------------   --------------
Revenues                                                                                      $     250,000
                                                                                              --------------

Operating costs and expenses:
   General and administrative   $     534,000    $   1,960,000   $  1,401,000   $  3,021,000     30,280,000
   Research and development            81,000          405,000        620,000      1,378,000      7,300,000
                                --------------   --------------  -------------  ------------- --------------

      Total operating costs
          and expenses                615,000        2,365,000      2,021,000      4,399.000     37,580,000
                                --------------   --------------  -------------  ------------- --------------

Loss from operations before
         other income and expenses   (615,000)      (2,365,000)    (2,021,000)    (4,399,000)   (37,330,000)

Other income and expenses:
   Contract revenue                                                                                3,602,000
   Interest and other expense          (9,000)          (8,000)       (20,000)        (18,000)      (630,000)
   Interest income                                       2,000          4,000          14,000        171,000
   Equity in losses of investees       (3,000)                       (117,000)                      (422,000)
                                 -------------    -------------  -------------  -------------- -------------
NET LOSS/COMPREHENSIVE LOSS      $   (627,000)    $ (2,371,000)  $  (2,154,000) $  (4,403,000) $ (34,609,000)
                                 =============    =============  ============== ============== ==============

NET LOSS ATTRIBUTABLE TO
         COMMON SHAREHOLDERS    $    (627,000)   $  (2,371,000)  $  (2,154,000) $  (4,403,000)
                                ==============   =============   ============== ==============

BASIC AND DILUTED LOSS PER SHARE:
   Weighted average number of
     common shares outstanding  $ 121,717,432    $ 107,897,000   $ 120,041,561  $ 107,897,000
                                ==============   ==============  ============== ==============

   Basic and diluted loss
       per share                $        (.01)   $        (.02)  $        (.02)  $       (.04)
                                ==============   ==============  ==============  =============


SEE NOTES TO FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (NOTES A AND F)
FOR THE CUMULATIVE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH
JUNE 30, 2002
(Unaudited)



                                                                   PREFERRED STOCK
                                                                   $.001 PAR VALUE
                                                                 -------------------         COMMON STOCK
                                                    SERIES A        SERIES B                 $.001 PAR VALUE
                                                    PREFERRED    -------------------    ------------------------
                                                    STOCK        SHARES       AMOUNT    SHARES         AMOUNT
                                                    ---------    ------       ------    ------------   ---------
Initial issuance of shares to founders on
contribution
 of intangible assets at historic cost basis                                             14,391,627    $ 14,500
Additional founders' contribution
Issuance of 1,037,000 shares of Series A preferred
 stock, net of issuance costs                       $ 10,000
Net loss
                                                    ---------                           ------------   ---------

BALANCE, MARCH 31, 1993                               10,000                             14,391,627      14,500
Issuance of shares to investor at approximately
 $.21 per share                                                                          14,391,627      14,500
Issuance of shares on exercise of options                                                   479,720       1,000
Services performed in exchange for Series A
 preferred stock issued in fiscal 1993
Net loss
                                                    ---------                           ------------   ---------

BALANCE, MARCH 31, 1994                               10,000                             29,262,974      30,000
Services performed for Series A preferred stock
 issued in fiscal 1993
Issuance of shares at approximately $.52 per share                                          345,399
Net loss
                                                    ---------                           ------------   ---------

BALANCE, DECEMBER 31, 1994                            10,000                             29,608,373      30,000
Issuance of 163,000 shares of Series A
 preferred stock                                       2,000
Write-off of amounts receivable from stockholders
Net loss
                                                    ---------                           ------------   ---------

BALANCE, DECEMBER 31, 1995                            12,000                             29,608,373      30,000
Issuance of shares upon exercise of option for
 $15,000                                                                                 14,391,627      14,000
Net loss
                                                    ---------                           ------------   ---------

BALANCE, DECEMBER 31, 1996                            12,000                             44,000,000      44,000
Purchase and retirement of 1,200,000 shares of
 Series A preferred stock                            (12,000)
Purchase of 7,195,814 treasury shares of common
 stock for $15,000
Net loss/comprehensive loss
                                                    ---------                           ------------   ---------

BALANCE, DECEMBER 31, 1997 (CARRIED FORWARD)               0                             44,000,000      44,000



                                       5a


                                                                                DEFICIT
                                                                  AMOUNTS      ACCUMULATED
                                                    ADDITIONAL   RECEIVABLE    DURING THE
                                                      PAID-IN      FROM        DEVELOPMENT   TREASURY
                                                      CAPITAL   STOCKHOLDERS     STAGE        STOCK       TOTAL
                                                    ----------  ------------  ------------  ---------  ------------
Initial issuance of shares to founders on
contribution
 of intangible assets at historic cost basis        $     500                                          $    15,000
Additional founders' contribution                      40,000   $   (40,000)                                     0
Issuance of 1,037,000 shares of Series A preferred
 stock, net of issuance costs                       1,020,000      (286,000)                               744,000
Net loss                                                                      $  (543,000)                (543,000)
                                                    ----------  ------------  ------------  ---------  ------------

Balance, March 31, 1993                             1,060,500      (326,000)     (543,000)                 216,000
Issuance of shares to investor at approximately
 $.21 per share                                     2,985,500                                            3,000,000
Issuance of shares on exercise of options              49,000                                               50,000
Services performed in exchange for Series A
 preferred stock issued in fiscal 1993                              127,000                                127,000
Net loss                                                                       (2,292,000)              (2,292,000)
                                                    ----------  ------------  ------------  ---------  ------------

Balance, March 31, 1994                             4,095,000      (199,000)   (2,835,000)               1,101,000
Services performed for Series A preferred stock
 issued in fiscal 1993                                              159,000                                159,000
Issuance of shares at approximately $.52 per share    182,000                                              182,000
Net loss                                                                       (2,250,000)              (2,250,000)
                                                    ----------  ------------  ------------  ---------  ------------

Balance, December 31, 1994                          4,277,000       (40,000)   (5,085,000)                (808,000)
Issuance of 163,000 shares of Series A
 preferred stock                                      161,000                                              163,000
Write-off of amounts receivable from stockholders     (40,000)       40,000                                      0
Net loss                                                                         (972,000)                (972,000)
                                                    ----------  ------------  ------------  ---------  ------------

Balance, December 31, 1995                          4,398,000             0    (6,057,000)              (1,617,000)
Issuance of shares upon exercise of option for
 $15,000                                                1,000                                               15,000
Net loss                                                                         (284,000)                (284,000)
                                                    ----------  ------------  ------------  ---------  ------------

Balance, December 31, 1996                          4,399,000             0    (6,341,000)              (1,886,000)
Purchase and retirement of 1,200,000 shares of
 Series A preferred stock                             (58,000)                                             (70,000)
Purchase of 7,195,814 treasury shares of common
 stock for $15,000                                                                          $(15,000)      (15,000)
Net loss/comprehensive loss                                                      (335,000)                (335,000)
                                                    ----------  ------------  ------------  ---------  ------------

Balance, December 31, 1997 (carried forward)        4,341,000             0    (6,676,000)   (15,000)   (2,306,000)

The accompanying notes are an integral part of these financial statements

                                       5b

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (CONTINUED)(NOTES A AND F)
FOR THE CUMULATIVE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH
JUNE 30, 2001 (CONTINUED)
(Unaudited)

                                                                   PREFERRED STOCK
                                                                   $.001 PAR VALUE
                                                                 -------------------         COMMON STOCK
                                                    SERIES A          SERIES B              $.001 PAR VALUE
                                                    PREFERRED    -------------------    ------------------------
                                                    STOCK        SHARES       AMOUNT      SHARES        AMOUNT
                                                    ---------    ------       ------    ------------   ---------
BALANCE, DECEMBER 31, 1997
(BROUGHT FORWARD)                                   $      0         0            0      44,000,000    $ 44,000

Purchase of 7,195,813 treasury
  shares of common stock
  for $15,000
Special distribution of
  14,391,627 shares of common
  stock to Projectavision, Inc.
Shares deemed issued in connection
  with reverse merger                                                                    11,000,000      11,000
Issuance of 182,525 shares of
  Series A preferred stock and
  warrants exercisable into 750,000
  shares of common stock at an
  exercise price of $.10 per share
  in exchange for note payable of
  $1,500,000 and accrued interest
  of $330,000 including deemed
  dividend in connection with
  beneficial conversion feature
  of preferred stock
Issuance of shares at $.20 per
  share, net of issuance costs                                                            5,000,000       5,000
Issuance of shares to purchase
  intangible assets                                                                       7,200,000       7,000
Issuance of shares at $.58 per
  share for consulting services                                                           1,000,000       1,000
Issuance of warrants on February
  10, 1998, to purchase 2,000,000
  shares of common stock exercisable
  at $.75 per share at fair value
  for services resulting from
  cashless exercise feature
Issuance of shares at $.18 per share                                                       275,000
Issuance of shares on conversion
  of 182,525 shares of Series A
  preferred stock                                                                         9,435,405      10,000
Issuance of shares at $.05 per share                                                     20,340,000      20,000
Issuance of stock options and
  warrants at fair value
  for services
Net loss/comprehensive loss
                                                    ---------    ------       ------    ------------   ---------

BALANCE, DECEMBER 31, 1998 (CARRIED FORWARD)               0         0            0      98,250,405      98,000


                                       5c


                                                                                DEFICIT
                                                                  AMOUNTS     ACCUMULATED
                                                  ADDITIONAL    RECEIVABLE     DURING THE
                                                    PAID-IN       FROM         DEVELOPMENT   TREASURY
                                                    CAPITAL     STOCKHOLDERS     STAGE        STOCK        TOTAL
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


                                       5d

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity (Capital Deficiency) (Notes A and F) (continued)
For the Cumulative Period From July 31, 1992 (Inception) Through
December 31, 2001 (continued)


                                                  PREFERRED STOCK
                                                  $.001 PAR VALUE
                                                -------------------        COMMON STOCK
                                   SERIES A        SERIES B                $.001 PAR VALUE
                                   PREFERRED    -------------------   ------------------------
                                   STOCK        SHARES       AMOUNT   SHARES         AMOUNT
                                   ---------    ---------    ------   ------------   ---------
BALANCE, DECEMBER 31, 1998
   (BROUGHT FORWARD)                      0         0        $   0     98,250,405    $ 98,000
Issuance of shares in
satisfaction of accrued expenses                                           78,000
Issuance of shares at $.49 per
   share for consulting services                                           10,000
Issuance of shares at $.49 per
   share to purchase furniture
   and fixtures                                                           100,000
Issuance of shares at market
   prices as consulting services
   were performed                                                          17,269
Issuance of shares to purchase
   intangible assets                                                    1,000,000       1,000
Issuance of shares at $1.25 per
   share for services                                                       1,600
Issuance of stock options
   immediately exercisable
   at fair value for services
Issuance of warrants on
   February 10, 1998 to purchase
   2,000,000 shares of common
   stock exercisable at $.75 per
   share for consulting services
   resulting from notification of
   warrant holder of intent to
   exercise
Shares issuable at $1.27 per
   share in connection with note
   payable
Issuance of shares on exercise
   of 100,000 options at $.20 per
   share                                                                  100,000
Issuance of Series B convertible
   preferred shares at $6.00 per
   share including deemed
   dividend in connection with
   beneficial conversion feature
   of preferred stock                            245,165
Issuance of shares at $.75
   per share                                                              533,000       1,000

Net loss/comprehensive loss
                                   ---------    ---------    ------   ------------   ---------

BALANCE, DECEMBER 31, 1999                0      245,165         0    100,090,274     100,000
(CARRIED FORWARD)


                                       5e

                                                                       Deficit
                                                         Amounts     Accumulated
                                         Additional    Receivable    During the
                                           Paid-in        From       Development    Treasury
                                           Capital     Stockholders     Stage         Stock         Total
                                        -------------  ------------  -------------  ---------   ------------

BALANCE, DECEMBER 31, 1998
   (BROUGHT FORWARD)                    $ 14,370,000   $         0   $(12,276,000)  $      0    $ 2,192,000
Issuance of shares in
   satisfaction of accrued expenses           15,000                                                 15,000
Issuance of shares at $.49 per
   share for consulting services               5,000                                                  5,000
Issuance of shares at $.49 per
   share to purchase furniture
   and fixtures                               49,000                                                 49,000
Issuance of shares at market
   prices as consulting services
   were performed                             15,000                                                 15,000
Issuance of shares to purchase
   intangible assets                         999,000                                              1,000,000
Issuance of shares at $1.25 per
   share for services                          2,000                                                  2,000
Issuance of stock options
   immediately exercisable
   at fair value for services              6,572,000                                              6,572,000
Issuance of warrants on
   February 10, 1998 to purchase
   2,000,000 shares of common
   stock exercisable at $.75 per
   share for consulting services
   resulting from notification of
   warrant holder of intent to
   exercise                                1,090,000                                              1,090,000
Shares issuable at $1.27 per
   share in connection with note
   payable                                   191,000                                                191,000
Issuance of shares on exercise
   of 100,000 options at $.20 per
   share                                      20,000                                                 20,000
Issuance of Series B convertible
   preferred shares at $6.00 per
   share including deemed
   dividend in connection with
   beneficial conversion feature
   of preferred stock                      2,942,000                   (1,471,000)                1,471,000
Issuance of shares at $.75
   per share                                 399,000                                                400,000

Net loss/comprehensive loss                                            (9,800,000)         0     (9,800,000)
                                        -------------  ------------  -------------  ---------   ------------

BALANCE, DECEMBER 31, 1999                26,669,000             0    (23,547,000)         0      3,222,000
(CARRIED FORWARD)

The accompanying notes are an integral part of these financial statements


                                       5f


 MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE ENTERPRISE)

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
 (NOTES A AN F)
 FOR THE CUMULATIVE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH JUNE 30, 2002
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

                                       5g

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                                                                                                        PERIOD FROM
                                                                                                                       JULY 31, 1992
                                                                                                                        (INCEPTION)
                                                                THREE MONTHS ENDED            SIX MONTHS ENDED            THROUGH
                                                                     JUNE 30,                     JUNE 30,                JUNE 30,
                                                               2002            2001          2002           2001            2002
                                                          --------------  -------------- -------------- -------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $   (627,000)   $ (2,371,000)  $ (2,154,000)  $ (4,403,000) $(34,609,000)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
      Common stock issued for services                           87,000         917,000        888,000      1,099,000     3,547,000
      Preferred stock issued for services                                                                                   598,000
      Stock options issued for services                                          21,000                       374,000     9,414,000
      Warrants issued for services                                              773,000                       773,000     2,532,000
      Financing costs payable with common stock                                                                             191,000
      Loss of equity investee                                     3,000                         90,000                      395,000
      Depreciation and amortization                             169,000         117,000        338,000        184,000     2,014,000
      Changes in:
       Prepaid expenses                                                          (6,000)        56,000          6,000        14,000
       Accounts payable and accrued expenses                    (50,000)       (169,000)         8,000        (21,000)      936,000
       Accounts Receivable                                                       87,000                        87,000
                                                          --------------  -------------- -------------- -------------- -------------

           Net cash used in operating activities               (418,000)       (631,000)      (774,000)    (1,901,000)  (14,968,000)
                                                          --------------  -------------- -------------- -------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES;
   Purchase of equipment                                                                                       (3,000)     (423,000)
   Proceeds of sale of NMXS.com sale of common stock             52,000                         52,000                       52,000
   Purchase of investment                                                                                                  (100,000)
   Proceeds from sale of equipment                                                                                           14,000
                                                          --------------  -------------- -------------- -------------- -------------

           Net cash used in investing activities                 52,000                         52,000         (3,000)     (457,000)
                                                          --------------  -------------- -------------- -------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                                                                              (100,000)
   Proceeds from note payable to stockholders                                                                             2,399,000
   Proceeds from note payable - other                                                            2,000                      305,000
   Repayment of note payable - other                             (1,000)        (3,000)                         7,000       (14,000)
   Net proceeds from issuance of preferred stock                                                                          3,569,000
   Net proceeds from issuance of common stock                   376,000        351,000         731,000        585,000     9,524,000
   Loan repayment to preferred stockholder                                                                                 (148,000)
   Capital lease payments                                                                                                   (13,000)
   Security deposit paid                                                                                                     (7,000)
                                                          --------------  -------------- -------------- -------------- -------------

           Net cash provided by financing activities            375,000        348,000         733,000        578,000    15,515,000
                                                          --------------  -------------- -------------- -------------- -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              9,000       (283,000)         11,000     (1,326,000)       90,000
Cash and cash equivalents, beginning of period                   81,000        477,000          79,000      1,520,000
                                                          --------------  -------------- -------------- -------------- -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $      90,000  $     194,000   $      90,000  $     194,000  $     90,000
                                                          ============== ==============  ============== ============== =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                          $      3,000   $       5,000   $       6,000  $      11,000  $     20,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Fixed assets contributed to the Company in exchange for
      Series A preferred stock                                                                                         $     45,000
   Issuance of 14,391,627 common shares to acquire intangible assets                                                   $     15,000
   Special distribution of 14,391,627 shares of common stock to
     stockholder in settlement of stockholder advances                                                                 $    376,000
   Issuance of 7,200,000 common shares to acquire intangible assets                                                    $  1,440,000
   Issuance of Series A preferred stock and warrants in settlement
      of note payable and accrued interest                                                                             $  1,830,000
   Issuance of 1,000,000 common shares to acquire intangible assets                                                    $  1,000,000
   Issuance of 100,000 common shares to acquire furniture and fixtures                                                 $     49,000
   Issuance of 78,000 common shares in satisfaction of accrued expenses                                                $     15,000
   Issuance of 10,500 shares to acquire furniture and fixtures                                                         $     40,000
   Issuance of 1,400,000 of common shares to acquire Teneo Computing     $     785,000                  $     785,000  $    785,000
   Issuance of 1,000,000 of common shares to purchase 42% of Novint
      Technologies                                                       $     561,000                  $     561,000  $    561,000

SEE NOTES TO FINANCIAL STATEMENTS

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


 MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE ENTERPRISE)

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
 (NOTES A AN F)
 FOR THE CUMULATIVE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH JUNE 30, 2002
 (Unaudited)

                                                  PREFERRED STOCK    PREFERRED STOCK
                                                  $.001 PAR VALUE    $.001 PAR VALUE
                                                 -----------------  -----------------       COMMON STOCK
                                                     SERIES B            SERIES C          $.001 PAR VALUE
                                                 -----------------  -----------------  -----------------------
                                        SERIES A
                                       PREFERRED
                                         STOCK    SHARES    AMOUNT   SHARES    AMOUNT     SHARES      AMOUNT
                                         ------  ---------  ------  ---------  ------  ------------  ---------

 BALANCE, DECEMBER 31, 2000                       185,165             14,000           104,669,772    105,000

Issuance of shares in connection
    with private placement offerings                                                     1,097,500      1,000

Issuance of shares upon conversion
   of Series B preferred stock                   (100,166)                               1,001,660      1,000

Issuance of shares upon conversion
   of Series C preferred stock                                       (14,000)            2,800,000      2,800

Issuance of shares upon exercise
   of stock options                                                                         15,000

Issuance of shares to acquire Teneo
   Computing, Inc.                                                                       1,400,000      1,000

Issuance of shares to purchase 42% of
   Novint Technologies, Inc.                                                             1,000,000      1,000

Issuance of shares for services at
   fair market value                                                                     3,388,097      2,200

Exercise of warrants issued for services                                                   942,281      1,000

Issuance of stock options for services

Amortization of deferred compensation

Net loss/comprehensive loss
                                         ------  ---------  ------  ---------  ------  ------------  ---------
BALANCE, DECEMBER 31, 2001                         84,999                              116,314,310    115,000

Issuance of shares in connection
   with private placement offerings                                                      3,335,700      2,600

Issuance of shares upon conversion
   of Series B preferred stock                    (10,000)                                 100,000

Issuance of shares for services at
   fair market value                                                                     2,633,512      2,400

Amortization of deferred compensation

Net loss/comprehensive loss
                                         ------  ---------  ------  ---------  ------  ------------  ---------

BALANCE, JUNE 30, 2002                             74,999                              122,383,522    120,000

                                                                                                   (CONTINUED)

                                                                      AMOUNTS    DEFICIT
                                                                    RECEIVABLE ACCUMULATED
                                              ADDITIONAL   DEFERRED    FROM    DURING THE
                                               PAID-IN      COMPEN-   STOCK-  DEVELOPMENTAL  TREASURY
                                               CAPITAL      SATION    HOLDERS     STAGE        STOCK      TOTAL
                                             ------------  ---------  -------  ------------  --------  ------------

BALANCE, DECEMBER 31, 2000                    33,873,000   (312,000)           (30,798,000)              2,868,000

Issuance of shares in connection
    with private placement offerings             694,000                                                   695,000

Issuance of shares upon conversion
   of Series B preferred stock                                                                               1,000

Issuance of shares upon conversion
   of Series C preferred stock                                                                               2,800

Issuance of shares upon exercise
   of stock options                                3,000                                                     3,000

Issuance of shares to acquire Teneo
   Computing, Inc.                               784,000                                                   785,000

Issuance of shares to purchase 42% of
   Novint Technologies, Inc.                     560,000                                                   561,000

Issuance of shares for services at
   fair market value                           2,138,000                                                 2,140,200

Exercise of warrants issued for services         782,000                                                   783,000

Issuance of stock options for services           250,000                                                   250,000

Amortization of defered compensation                         85,000                                         85,000

Net loss/comprehensive loss                                                     (6,662,000)             (6,662,000)
                                             ------------  ---------  -------  ------------  --------  ------------
BALANCE, DECEMBER 31, 2001                    39,084,000   (227,000)           (37,460,000)              1,512,000

Issuance of shares in connection
   with private placement offerings              730,000                                                   732,600

Issuance of shares upon conversion
   of Series B preferred stock

Issuance of shares for services at
   fair market value                             845,000                                                   847,400

Amortization of deferred compensation                        42,000                                         42,000

Net loss/comprehensive loss                                                     (2,154,000)             (2,154,000)
                                             ------------  ---------  -------  ------------  --------  ------------

BALANCE, JUNE 30, 2002                        40,659,000   (185,000)           (39,614,000)                980,000


MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002
Unaudited)

NOTE A - ORGANIZATION AND OPERATIONS

Manhattan Scientifics, Inc. (formerly Grand Enterprises, Inc. ("Grand"), and its wholly-owned subsidiaries Tamarack Storage Devices, Inc. and Teneo Computing, Inc. ("Teneo") (collectively "the Company"), a development stage enterprise, operates in a single business segment as a technology incubator that seeks to acquire, develop and bring to market technologies with an emphasis on consumer and commercial electronics. At June 30, 2002, the Lauer Entities (Lancer Management Group, LLC) claim beneficial ownership of approximately 38% of the Company's common stock.

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

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002
Unaudited)

NOTE A - ORGANIZATION AND OPERATIONS (CONTINUED)

There is no assurance that the Company's research and development and marketing efforts will be successful, or that the Company will achieve significant sales of any products derived therefrom. The Company has incurred net losses and negative cash flows from operations since its inception. In addition, the Company operates in an environment of rapid change in technology and is dependent upon the services of its employees and its consultants. If the Company is unable to successfully commercialize its technologics, it is unlikely that it will continue in business.

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

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002
Unaudited)

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

[8]      ADVERTISING EXPENSES:

         The Company expenses advertising costs which consist primarily of promotional items and print media, as incurred. Advertising expenses amounted to $9,000, $3,000, and $80,000 for the six months ended June 30, 2002 and 2001 and for the cumulative period July 31, 1992 (inception) through June 30, 2002, respectively.

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

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

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

[14]     Interim financial statements:

         Financial statements as of June 30, 2002 and the six months ended June 30, 2002 and 2001 and the respective amounts included in the period from inception July 31, 1992 are unaudited but in the opinion of management, the financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the comparative financial position and results of operations. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2002 consists of the following:

                                  USEFUL LIVES
                                    IN YEARS
                                    --------

       Furniture and fixtures          5          $   98,000
       Computers                       3              44,000
       Equipment                       5             173,000
                                                  -----------

                                                     315,000
       Less accumulated depreciation                 222,000
                                                  -----------

                                                  $   93,000
                                                  ===========

The Company depreciates property and equipment using the straight-line method over five years. The depreciation expense for six months ended June 30, 2002 was approximately $20,000.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

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

         In April and May of 2002 the Company sold 110,000 shares of NMXS.com, Inc. common stock in the open market for $39,000.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

NOTE D - INVESTMENTS (CONTINUED)

[1]      NMXS.COM, INC. (CONTINUED)

         As of June 30, 2002, the Company owns approximately 22% of NMXS.com. The Company will not record any earnings associated with NMXS.com until the losses recognized during the period the equity method was suspended have been recovered. As of June 30, 2002 the cumulative losses in excess of the amount invested amounted to $84,000. As of June 30, 2002 the market value of the Company's investment in NMXS.com is approximately $960,000. In addition, through August 1999, pursuant to the stock purchase agreement with NMXS.com, the Company provided NMXS.com with management services without remuneration. Also, in consideration for his services through December 2000, including board membership provided to NMXS.com the Company's chief executive officer received a salary of $60,000 and leased a car from NMXS.com. During 2001 the Company's chief executive officer did not receive any compensation from NMXS.com. In May 2002 the Company's Chief Executive received 227,941 shares of common stock valued at approximately $61,000.

         The following is a summary of financial data derived from the June 30, 2002 financial statements of NMXS.com, regarding financial position and results of operations of NMXS.com as of June 30, 2002 and for the six months ended June 30, 2002:

           Current assts (including cash of $78,000)         $      939,000
           Furniture and equipment                                  279,000
           Goodwill                                                  97,000
           Other assets                                              87,000
                                                             ---------------

                                                             $    1,402,000
                                                             ===============
           Liabilities                                       $      872,000
           Stockholders' equity                                     530,000
                                                             ---------------

                                                             $    1,402,000
                                                             ===============
           Revenue                                           $    1,252,000
                                                             ===============
           Net income                                        $      117,000
                                                             ===============

[2]      NOVINT:

         In June 2000 the Company entered into an agreement with Novint ("2000 agreement") to exclusively sub-license a development stage computer software technology on a worldwide basis, to fund research and development of such technology, and to exchange certain securities. In May 2001, the Company entered into a series of transactions with Novint and Teneo, ("2001 agreement") through which the 2000 agreement was modified. Pursuant to the 2001 agreement the Company acquired all of the outstanding common stock of Teneo and 42% of the outstanding common stock of Novint, the Company also agreed to fund additional amounts to Novint to fulfill the Company's $1,500,000 research and development commitment under 2000 agreement. The Company is obligated to pay Novint a 5% royalty fee on net revenue from products developed from the Novint technology. As of June 30, 2002 the Company and Novint have not completed negotiating a research and development funding agreement to replace the 2000 agreement, however the Company has funded $58,000 in 2001 for research and development in addition to the $1,500,000 funded pursuant to the 2000 agreement.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

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

         During the six months ended June 30, 2002 the Company has recorded approximately $88,000 in amortization expense relating to the Novint technology. This charge is included in the loss from equity method investments in the statement of operations.

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

         At June 30, 2002 the Company owns approximately 42% of Novint. During the six months ended June 30, 2002 the Company recorded a loss of $55,000 pursuant to its ownership interest in Novint. The following is a summary of financial data regarding financial position and results of operations derived from the June 30, 2002 financial statements of Novint as of June 30, 2002 and for the six months ended June 30, 2002:

               Current assets (including cash of $12,000)         $     322,000
               Property and equipment                                   182,000
               Other assets                                              76,000
                                                                  --------------

                                                                  $     580,000
                                                                  ==============
               Liabilities                                        $     273,000
               Stockholders' equity                                     307,000
                                                                  --------------

                                                                  $     580,000
                                                                  ==============
               Revenue                                            $      77,000
                                                                  ==============
               Net loss                                           $     131,000
                                                                  ==============

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

NOTE E - NOTES PAYABLE

In August 2000, the Company obtained a line of credit from a financial institution in the amount of $300,000. This line of credit bears interest at a rate of the 30-day Dealer Commercial paper rate plus 2.60%. This line of credit will terminate on July 31, 2002. As of June 30, 2002, the Company was indebted in the amount of $289,000 which includes interest for the month of June 2001. This line of credit is guaranteed by the Chief Executive Officer of the Company. Interest expense for the six months ended June 30, 2002 amounted to approximately $6,000.

In August 1999, the Company borrowed $275,000 from the Chief Operating Officer. The loan bears interest at the rate of 5.5% per annum and is due upon the earlier of 18 months or the date of a private placement raising at least $1,500,000. Repayment of the loan was extended for a six-month term until June 30, 2002. The Chief Operating Officer had originally delivered to the Company $275,000 to exercise options, each exercisable to purchase common stock, but such exercise was rescinded and the options have been treated as if not exercised. No shares were delivered as a result of this transaction. Interest expense for the six months ended June 30, 2002 amounted to approximately $8,000.

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

In August 2001, the Company borrowed $250,000 from the Chief Executive Officer. The loan bears interest at the rate of 5.5% per annum and was due December 31, 2001. Pursuant to a loan and security agreement this loan was extended to August 31, 2002. Interest expense for the six months ended June 30, 2002 amounted to approximately $6,000.

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

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

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

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

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

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

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

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

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

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

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

                  In April 2002, issued 600,000 shares of common stock at $0.25 per share in a private placement offering.

                  In May 2002, issued 25,277 shares of common stock at market price for services rendered.

                  In May 2002, issued 1,000,000 shares of common stock at $0.10 per share in a private placement offering.

                  In May 2002, issued 200,000 shares of common stock at$0.15 per share in a in a private placement offering.

                  In May 2002, issued 247,939 shares of common stock at market price for services rendered.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

[2]      PREFERRED STOCK: (CONTINUED)

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

         In June 2000, the Company authorized 14,000 shares of Series C convertible, redeemable preferred stock at $100 per share. The Series C shares are convertible into common shares after 180 days, such conversion is based upon a formula dividing the product of the stated value of the preferred stock by the number of shares of Series C preferred stock to be converted on the date of conversion by the average closing price. The average closing price is the product of $.50

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

[2]      PREFERRED STOCK: (CONTINUED)

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

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

         A summary of the Company's stock option activity and related information is as follows:

                                                                                              WEIGHTED         NUMBER OF
                                                         NUMBER OF           EXERCISE         AVERAGE           COMMON
                                                          COMMON            PRICE PER         EXERCISE          SHARES
                                                          SHARES              SHARE            PRICE          EXERCISABLE
                                                     ---------------     ---------------     ----------     ---------------
       Outstanding as of December 31, 1997                         0                                                     0
       Granted                                            20,825,000      $0.05 - $0.20        $0.17            20,825,000
       Canceled                                          (15,000,000)         0.20              0.20           (15,000,000)
                                                     ----------------                                       ---------------

       Outstanding as of December 31, 1998                 5,825,000                                             5,825,000
       Granted                                            16,750,000       0.05 - 0.20          0.05            16,750,000
       Exercised                                            (100,000)                                             (100,000)
                                                     ----------------                                      ----------------

       Outstanding as of December 31, 1999                22,475,000                                            22,475,000
       Granted                                               610,000       2.25 - 2.40          2.37               110,000
                                                     ----------------                                      ----------------

       Outstanding as of December 31, 2000                23,085,000                                            22,585,000
       Granted                                               450,000       0.39 - 1.25          0.77               450,000
       Exercised                                             (90,000)                                              (90,000)
       Options vested pursuant to deferred
          compensation agreement                                              2.40              2.40               100,000
                                                     ----------------                                      ----------------

       Outstanding as of December 31, 2001                23,445,000                                            23,045,000
                                                     ----------------                                      ----------------

       Granted                                                     0                                                     0
       Exercised                                                   0                                                     0
                                                     ----------------                                      ----------------

       Outstanding as of June 30, 2002                    23,445,000                                            23,045,000
                                                     ================                                      ================

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

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

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

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

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

         Proforma net loss available to common shareholders for six months ended June 30, 2002 ($2,267,000) Proforma basic and diluted loss per share for June 30, 2002 was ($0.02)

         Exercise prices and weighted-average contractual lives of stock options outstanding as of June 30, 2002 are as follows:

                         OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
               -------------------------------------    -----------------------
                               WEIGHTED
                                AVERAGE     WEIGHTED                   WEIGHTED
                               REMAINING    AVERAGE                    AVERAGE
    EXERCISE      NUMBER      CONTRACTUAL   EXERCISE       NUMBER      EXERCISE
     PRICE     OUTSTANDING       LIFE        PRICE      EXERCISABLE     PRICE
    -------    ------------     ------      --------    ------------   --------

     $0.05      16,625,000       6.91       $ 0.05       16,625,000    $  0.05
     0.20        5,760,000       5.97         0.20        5,760,000       0.20
     0.39          250,000       9.24         0.39          250,000       0.39
     1.25          200,000       8.52         1.25          200,000       1.25
     2.25          110,000       8.04         2.25          110,000       2.25
     2.40          500,000       8.17         2.40          100,000       2.40

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

[4]      WARRANTS:

         The Company issued the following warrants at the corresponding weighted average exercise price as of June 30, 2002:

                                                                        WEIGHTED
                                                                         AVERAGE
                                                                        EXERCISE
                                                        WARRANTS       PRICE
                                                      ------------  ------------

          Outstanding as of December 31, 1997                   0         $0.16
          Issued                                       17,750,000
                                                      ------------

          Outstanding as of December 31, 1998          17,750,000
          Converted into stock options                 (2,500,000)         0.05
                                                      ------------

          Outstanding as of December 31, 1999          15,250,000
          Converted into common stock                  (2,000,000)         0.75
                                                      ------------

          Outstanding as of December 31, 2000          13,250,000
          Issued                                          942,281          0.01
          Converted into common stock                    (942,281)         0.01
                                                      ------------

          Outstanding as of December 31, 2001          13,250,000
                                                      ------------
          Issued                                                0
          Converted into common stock                           0
                                                      ------------
          Outstanding as of June 30, 2002              13,250,000
                                                      ============

                        NUMBER OF       EXERCISE   CONTRACTUAL  NUMBER OF SHARES
      DATE              WARRANTS         PRICE         LIFE        EXERCISABLE
   ---------------    ------------    ----------    ---------    ---------------
   January 8, 1998        750,000      $    .10     10 years            750,000

   July 28, 1998       12,500,000           .05     10 years         12,500,000
                      ------------                               ---------------

                       13,250,000                                    13,250,000
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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

NOTE G - INCOME TAXES

There is no provision for federal, state or local income taxes for the periods ended June 30, 2002 and 2001, since the Company has incurred net operating losses.

The Company's deferred tax asset as of June 30,2002 represents benefits from equity related compensation charges and net operating loss carryforwards of approximately $4,362,000 and $6,217,000, respectively, which is reduced by a valuation allowance of approximately $10,579,000 since the future realization of such tax benefit is not presently determinable.

As of June 30, 2002, the Company has a net operating loss carryforward of approximately $25,353,000 expiring in 2008 through 2021 for federal income tax purposes and 2004 for state income tax purposes. As a result of ownership changes, internal revenue code Section 382 limits the amount of such net operating loss carryforward available to offset future taxable income to approximately $5,652,000 in the aggregate.

The difference between the statutory federal income tax (rate) benefit applied to the Company's net loss and the Company's effective income tax rate for the six months ended June 30, 2002 and 2001 is summarized as follows:

                                                            YEAR ENDED
                                                             JUNE 30,
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
                                                        =======      =======

NOTE H - COMMITMENTS

[1]      LICENSE AND DEVELOPMENT AGREEMENTS:

         In March 1997, the Company entered into a Cooperative Research and Development Agreement (the "CRADA Agreement") with the Regents of the University of California to develop a polymeric based recording media that will satisfy all of the requirements for a holographic media storage device. The work was to be completed within 25 months from the original date of execution. Each party shall have the first option to retain title to any subject inventions made by its employees during the work under this agreement. The agreement provides that the Company's contribution to funding will be $264,000. The CRADA research and development expenses charged to the statement of operations for the six months ended June 30, 2002 and 2001 and for the cumulative period July 31, 1992 through June 30, 2002 amounted to $0, $0 and $83,000, respectively.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

NOTE H - COMMITMENTS (CONTINUED)

[1]      LICENSE AND DEVELOPMENT AGREEMENTS: (CONTINUED)

         On January 11, 1998, the Company entered into a research and development agreement with Energy Related Devices, Inc. ("ERDI"). The term of the agreement is for the later of three years from the commencement date as defined in the agreement or the delivery of a prototype suitable for commercial sale or license regarding the fuel cell product defined in the agreement. The Company is obligated to fund up to $1 million in accordance with certain milestones as defined in the agreement. Upon the delivery of a prototype suitable for commercial sale or license regarding the fuel cell product, the Company's obligation will be to pay ERDI $10,000 per month until the Company funds or determines not to fund the research and development of ERDI's solar cell invention. Through December 31, 2000, the Company has provided $1,000,000 to ERDI for research and development activities. In addition, the Company is providing for key-man life insurance coverage on the primary stockholder of ERDI. In May 1999, the Company committed to additional funding of ERDI. For the year ended December 31, 2001, the Company has funded an additional $805,000. There has been no funding for the six months ended June 30, 2002.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

NOTE H - COMMITMENTS (CONTINUED)

[2]      CONSULTING AGREEMENTS: (CONTINUED)

         In February 2001, the Company entered into a marketing and management consulting agreement. In connection with this agreement the consulting firm will receive a fee payable in stock. The term of the agreement is for one year plus a one year automatic renewal. In March 2001, the Company issued 200,000 shares of common stock to the consulting firm as compensation for services rendered and to be rendered. The market value of the stock on the date of issuance was $1.25 per share. This amount is reflected in prepaid expenses as of December 31, 2001. The remaining balance of $42,000 was amortized in the six months ended June 30, 2002. In addition, as of December 31, 2001, the Company has issued 897,500 and 626,250 additional shares to this consulting firm in private placement transactions and for services rendered, respectively. These additional shares were valued at $684,700 and $430,730, respectively. In the six months ended June 30, 2002, the company issued 50,000 common shares valued at $14,000.

[3]      EMPLOYMENT AGREEMENT:

         On August 30, 1999, the Company entered into an employment and noncompetition agreement with an individual to provide research related activities. The term of the agreement was for one year commencing on September 1, 1999 and was renewed. The agreement allows for four one year renewal options unless terminated by either party. The employment agreement was renewed for an additional year effective September 1, 2001. Base salary is $90,000 per annum with available additional cash compensation as defined in the agreement. In addition, the employee received stock options to purchase 500,000 shares of common stock at $.40 per share. The market price of the Company's common shares was $1.25 per share on the date of grant. The total fair value of such options approximated $425,000. In accordance with the agreement, 100,000 options vest each year on the anniversary date.

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

         In conjunction with the above, the Company entered into a three year research and development agreement with Novars with automatic one year renewals unless terminated by either party. In accordance with this agreement, the Company advanced $200,000 in August 1999. The Company has amended the research and development agreement to provide for additional funding based on a milestone timetable, as of June 30, 2002 the Company has funded an additional $1,620,000 and issued 1,550,000 shares of its common stock valued at $589,000 to be used for funding research and development costs. In August 2002, the Company entered into a consulting agreement with the inventor of its Novars mid-range fuel cell, replacing the expired prior agreement of August 6, 1999.

[5]      LEASES:

         The Company is obligated under two separate operating leases for office space located in Los Alamos, New Mexico and New York City. The Company renewed its lease in New York City for one year pursuant to the lease's original terms. The Company has renegotiated its lease in Los Alamos New Mexico. Subsequent to December 31, 2001 the Company will only lease certain offices in Los Alamos New Mexico, while certain related parties will lease the laboratory space previously leased by the Company. The Company received reimbursement of $6,000 against rent charges for the six months ended June 30, 2002 from related parties. Rent expense charged to operations was approximately $35,000 for the six months ended June 30, 2002 and $52,000 for the six months ended June 30, 2001. Minimum future rental payments under these leases is approximately $35,000 through December 31, 2002.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

NOTE I - RELATED PARTY TRANSACTIONS

The law firm of one director received approximately $80,000 and $80,000 of compensation for legal services rendered to the Company during the six months ended June 30, 2002 and 2001, respectively.

The accounting firm of one of our directors received approximately $55,000 and $53,000 of compensation for accounting services rendered to the Company during the six months ended June 30, 2002 and 2001, respectively.

NMXS.com, Inc. paid the Company's chief executive a yearly salary of $36,000 and leases a car as consideration for his services in 2001. In 2002 NMXS. com, Inc. issued 227,941 shares of its commons stock valued at $61,000.

During 1998, the Company entered into a research and development agreement with Energy Related Devices, Inc. ("ERDI"), ERDI is majority-owned by a shareholder of the Company (see Note H[1]).

The Company's Chief Operating Officer loaned the Company $275,000. This loan is due on September 30, 2002 (see Note E).

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

NOTE K - SUBSEQUENT EVENTS

In July 2002 the Company issued 1,250,000 shares of its common stock at market price for services rendered.

In July 2002 the Company obtained a loan in the amount of $100,000 from a third party. This note is collateralized by NMXS.com common stock, bears an annual interest rate of 24% and is due in one year.

In August 2002 the Company issued 394,000 shares of its common stock at market price for services rendered.

The Company is in negotiation to sell its Holographic data storage technologies to a third party and expects to close the transaction prior to year end.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes appearing elsewhere in this Form 10-QSB.

OVERVIEW

         In January 1998, Manhattan Scientifics, Inc., then a non-operating public corporation with nominal net assets, acquired all of the outstanding common stock of Tamarack Storage Devices, Inc. by issuing 44 million shares of its common stock including approximately 43,120,000 shares issued to Projectavision, a public company, which gave the stockholders of Tamarack actual control of the combined company. In addition, Manhattan Scientifics, Inc. issued 182,525 shares of Series A preferred stock and a warrant to purchase 750,000 shares of its common stock at an exercise price of 10 cents per share in exchange for a note payable of $1.5 million plus accrued interest of $330,000 due to Projectavision from Tamarack. In connection with the legal form of this transaction, Tamarack became a wholly-owned subsidiary of Manhattan Scientifics, Inc. For accounting purposes, the acquisition was treated as a recapitalization of Tamarack rather than a business combination. Tamarack as the accounting acquiror of the public shell did not record goodwill or any other intangible asset for this "Reverse Acquisition". The historical financial statements are those of Tamarack. Tamarack, a development stage enterprise, was a Texas corporation formed in July 1992. Since inception, Tamarack has been, and continues to be, involved in the research and development of products based on holographic data storage technology. Loss per share has been restated for all periods prior to the acquisition to include the number of equivalent shares received by Tamarack's stockholders in the Reverse Acquisition.

         Since the reverse merger we have been acquiring and licensing technologies, directing, supervising and coordinating our research and development efforts, raising capital, and initiating commercialization activities and dialogue with potential customers.

         As of June 30, 2002, we had an accumulated loss since inception, 1992, of $34,609,000. Of this accumulated loss, approximately $17,700,000 was derived from non-cash charges that were required by generally accepted accounting principles and approximately $6,700,000 from Tamarack prior to our acquisition of Tamarack. Non-cash charges are recorded expenditures that do not require an outlay of cash. Accordingly cash losses from inception to June 30, 2002 were approximately $10,200,000. We expect operating losses to continue for the foreseeable future because we will be continuing to fund research and development efforts as well as general and administrative expenses prior to receiving any revenues from our technologies.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 TO THREE MONTHS ENDED JUNE 30, 2001.

         NET LOSS. We reported a net loss of $627,000, or $.01 per common share, basic and diluted, for the three months ended June 30, 2002, versus a net loss of $2,371,000, or $.02 per common share, basic and diluted, for the three months ended June 30, 2001. The decrease of $1,744,000, or 74%, resulted from our reduced spending commitments for research and development. In addition, we recorded charges for the issuance of stock for services, whereas in the fiscal 2002 period, we issued significantly less stock for services.

         REVENUES. We had no revenues for the three months ended June 30, 2002 and the three months ended June 30, 2001.

         OPERATING COSTS AND EXPENSES. Operating costs and expenses for the three months ended June 30, 2002 totaled $615,000, a decrease of $1,750,000, or 74%, versus costs and expenses of $2,365,000 for the three months ended June 30, 2001. These costs and expenses are detailed below.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $534,000 for the three months ended June 30, 2002, which consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $1,960,000 for the three months ended June 30, 2001. This decrease of $1,426,000, or 73%, is primarily a result of the fact that, in 2001, we recorded charges for the issuance of stock for services, whereas in the fiscal 2002 period, we issued significantly less stock for services. We anticipate no significant change in general and administrative expenses in the near future.

         RESEARCH AND DEVELOPMENT. Research and development expenses were $81,000 for the three months ended June 30, 2002, which consisted amortization of patents, and salary to our Chief Polymer Scientist. Research and development expenses amounted to $405,000 for the three months ended June 30, 2001. This decrease of $324,000, or 80% resulted from our reduced spending commitments for research and development. We expect research and development costs to increase as we develop our existing technologies and acquire or license new ones.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 TO SIX MONTHS ENDED JUNE 30, 2001.

         NET LOSS. We reported a net loss of $2,154,000, or $.02 per common share, basic and diluted, for the six months ended June 30, 2002, versus a net loss of $4,403,000, or $.04 per common share, basic and diluted, for the six months ended June 30, 2001. The decrease of $2,249,000, or 51%, resulted from our reduced spending commitments for research and development. In addition, we recorded charges for the issuance of stock for services, whereas in the fiscal

2002 period, we issued significantly less stock for services.

         REVENUES. We had no revenues for the six months ended June 30, 2002 and the six months ended June 30, 2001.

         OPERATING COSTS AND EXPENSES. Operating costs and expenses for the six months ended June 30, 2002 totaled $2,021,000, a decrease of $2,378,000, or 54%, versus costs and expenses of $4,399,000 for the six months ended June 30, 2001. These costs and expenses are detailed below.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,401,000 for the six months ended June 30, 2002, which consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $3,021,000 for the six months ended June 30, 2001. This decrease of $1,620,000, or 54%, is primarily a result of the fact that, in 2001, we recorded charges for the issuance of stock for services, whereas in the fiscal 2002 period, we issued significantly less stock for services. We anticipate no significant change in general and administrative expenses in the near future.

         RESEARCH AND DEVELOPMENT. Research and development expenses were $620,000 for the six months ended June 30, 2002, which consisted of payments on research and development agreements with various contractors, amortization of patents, and salary to our Chief Polymer Scientist. Research and development expenses amounted to $1,378,000 for the six months ended June 30, 2001. This decrease of $758,000, or 55% resulted from our reduced spending commitments for research and development. We expect research and development costs to increase as we develop our existing technologies and acquire or license new ones.

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

         Our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, our holdings of approximately 4.8 million shares of common stock in NMXS.Com, Inc.(which had a market value of approximately $960,000 as of June 30, 2002), and 40,672 shares of common stock of Novint Technologies, Inc.; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

         Stockholders' equity totaled $980,000 on June 30, 2002 and the working capital was a deficit of $1,273,000 on such date.

         We do not expect any significant change in the total number of employees in the near future. We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next 12 months, although we have no agreements regarding any such technologies as of the date of this Report.

         Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of June 30, 2002, we had $90,000 in cash. As of June 30, 2001, we had $194,000 in cash. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, borrowing as appropriate, and using our cash on hand. However, we do not know if those resources will be adequate to cover our capital requirements.

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

Part II.  Other Information

Item 1.       Legal Proceedings

              None

Item 2.       Changes in Securities and Use of Proceeds

              In April 2002, we issued 600,000 shares of common stock at $0.25 per share in a private placement offering. The shares were issued to accredited investor(s) as defined under Regulation D and were exempt from Registration pursuant to Section 4(2) of the Securities Act

              In May 2002, we issued 25,277 shares of common stock at market price for services rendered. The shares were issued to accredited investor(s) as defined under Regulation D and were exempt from Registration pursuant to Section 4(2) of the Securities Act.

              In May 2002, issued 1,000,000 shares of common stock at $0.10 per share in a private placement offering. The shares were issued to accredited investor(s) as defined under Regulation D and were exempt from Registration pursuant to Section 4(2) of the Securities Act

              In May 2002, issued 200,000 shares of common stock at$0.15 per share in a in a private placement offering. The shares were issued to accredited investor(s) as defined under Regulation D and were exempt from Registration pursuant to Section 4(2) of the Securities Act

              In May 2002, issued 247,939 shares of common stock at market price for services rendered. The shares were issued to accredited investor(s) as defined under Regulation D and were exempt from Registration pursuant to Section 4(2) of the Securities Act.

In July 2002 the Company issued 1,250,000 shares of its common stock at market price for services rendered. The shares were issued to accredited investor(s) as defined under Regulation D and were exempt from Registration pursuant to Section 4(2) of the Securities Act.

In August 2002 the Company issued 394,000 shares of its common stock at market price for services rendered. The shares were issued to accredited investor(s) as defined under Regulation D and were exempt from Registration pursuant to Section 4(2) of the Securities Act.

Item 3.       Defaults Upon Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K.

              (a) Exhibits

              None

              (b) Reports on Form 8-K

              None.

                           CERTIFICATIONS PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Manhattan Scientifics, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marvin Maslow, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                    /s/ Marvin Maslow
                                    -----------------------------
                                    By: Marvin Maslow
                                    President and Chief Executive Officer
                                    August 12, 2002

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                MANHATTAN SCIENTIFICS, INC.

Dated: August 12, 2002                          /s/  Marvin Maslow
                                                -------------------------------
                                                By: Marvin Maslow
                                                Its: President, Chief Executive
                                                Officer, and Chairman of
                                                the Board