Form 10QSB
period 2002-09-30
MANHATTAN SCIENTIFICS INC
filed 2002-11-15
CIK 1099132

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              Exchange Act of 1934

                For the quarterly period ended September 30, 2002

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO /_/

The number of shares outstanding of each of the issuer's classes of common equity as of November 13, 2002 was as follows: 124,262,522 shares of Common Stock.

          Transitional Small Business Disclosure Format: YES /_/ NO /X/

                           MANHATTAN SCIENTIFICS, INC.
                    THIRD QUARTER 2002 REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

         Unaudited Consolidated Balance Sheet
         September 30, 2002..................................................  3

         Unaudited Consolidated Statements of Operations
         Three Months Ended September 30, 2002 and 2001, Nine
         Months Ended September 30, 2002 and 2001, and from
         July 31, 1992 (Inception) through September 30, 2002................  4

         Unaudited Consolidated Statements of Stockholders' Equity
         (Capital Deficiency) For the Cumulative Period from July 31,
         1992 (Inception) through September 30, 2002.........................  5

         Unaudited Consolidated Statements of Cash Flows
         Three Months Ended September 30, 2002 and 2001,
         Nine Months Ended September 30, 2002 and 2001,
         and from July 31, 1992 (Inception) through September 30, 2002.......  6

         Notes to Unaudited Consolidated Financial Statements................  7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................... 30


                           PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings................................................. 34

  Item 2.  Changes in Securities............................................. 34

  Item 3.  Defaults Upon Senior Securities................................... 34

  Item 4.  Submission of Matters to a Vote of Security Holders............... 34

  Item 5.  Other Information................................................. 34

  Item 6.  Exhibits and Reports on Form 8-K.................................. 34

  Signatures................................................................. 35

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)


CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2002
(Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                       $    228,000
   Prepaid expenses and other assets                                     38,000
                                                                   -------------

      Total current assets                                              266,000

Property and equipment, net                                              70,000
Patents, net                                                          1,484,000
Investment in Novint Technologies, Inc.                                 221,000
Technology license, net                                                 243,000
Security deposit                                                          7,000
                                                                   -------------

                                                                   $  2,291,000
                                                                   =============

LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses                           $    677,000
   Note payable to officers                                             525,000
   Note payable - other                                                 393,000
                                                                   -------------

      Total current liabilities                                       1,595,000
                                                                   -------------

Commitments

STOCKHOLDERS' EQUITY
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
   Series A convertible, redeemable, 10 percent cumulative,
      authorized 182,525 shares; issued and outstanding - none
   Series B convertible, authorized 250,000 shares; 74,999 shares issued and outstanding
   Series C convertible, redeemable, authorized 14,000 shares;
      issued and outstanding - none
Common, authorized 250,000,000 shares, 124,187,522 shares issued,
      and outstanding, 75,000 shares issuable                           121,000
Additional paid-in capital                                           40,875,000
Deferred compensation                                                  (163,000)
Deficit accumulated during the development stage                    (40,137,000)
                                                                   -------------

      Total stockholders' equity                                        696,000
                                                                   -------------

                                                                   $  2,291,000
                                                                   =============

SEE NOTES TO FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                                                                                          PERIOD FROM
                                                                                                         JULY 31, 1992
                                            THREE MONTHS ENDED                 NINE MONTHS ENDED          (INCEPTION)
                                              SEPTEMBER 30,                     SEPTEMBER 30,               THROUGH
                                     -------------------------------   -------------------------------   SEPTEMBER 30,
                                          2002             2001            2002              2001             2002
                                     --------------   --------------   --------------   --------------   --------------

Revenues                             $     150,000    $                $     150,000    $                $     400,000
                                     --------------   --------------   --------------   --------------   --------------

Operating costs and expenses:
   General and administrative        $     540,000    $     719,000    $   1,941,000    $   3,740,000       30,820,000
   Research and development                 96,000          384,000          716,000        1,762,000        7,396,000
                                     --------------   --------------   --------------   --------------   --------------

      Total operating costs
          and expenses                     636,000        1,103,000        2,657,000        5,502.000       38,216,000
                                     --------------   --------------   --------------   --------------   --------------

Loss from operations before
         other income and expenses        (486,000)      (1,103,000)      (2,507,000)      (5,502,000)     (37,816,000)


Other income and expenses:
   Contract revenue                                                                                          3,602,000
   Interest and other expense              (15,000)         (10,000)         (35,000)         (28,000)        (645,000)
   Interest income                                            1,000            4,000           15,000          171,000
   Equity in losses of investees           (22,000)                         (139,000)                         (444,000)
                                     --------------   --------------   --------------   --------------   --------------
NET LOSS/COMPREHENSIVE LOSS          $    (523,000)   $  (1,112,000)   $  (2,677,000)   $  (5,515,000)   $ (35,132,000)
                                     ==============   ==============   ==============   ==============   ==============

NET LOSS ATTRIBUTABLE TO
         COMMON SHAREHOLDERS         $    (523,000)   $  (1,112,000)   $  (2,677,000)   $  (5,515,000)
                                     ==============   ==============   ==============   ==============

BASIC AND DILUTED LOSS PER SHARE:
   Weighted average number of
      common shares outstanding      $ 123,700,424    $ 114,500,000    $ 121,270,084    $ 114,500,000
                                     ==============   ==============   ==============   ==============

   Basic and diluted loss
       per share                     $        (.00)   $        (.01)   $        (.02)   $        (.05)
                                     ==============   ==============   ==============   ==============

SEE NOTES TO FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (NOTES A AND F)
FOR THE CUMULATIVE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH
SEPTEMBER 30, 2002
(Unaudited)



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

The accompanying notes are an integral part of these financial statements

                                       5b

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (CONTINUED)(NOTES A AND F)
FOR THE CUMULATIVE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH
SEPTEMBER 30, 2002 (CONTINUED)
(Unaudited)

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

The accompanying notes are an integral part of these financial statements


                                       5d

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (NOTES A AND F) (CONTINUED)
FOR THE CUMULATIVE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH
SEPTEMBER 30, 2002 (CONTINUED)
(Unaudited)

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
(CARRIED FORWARD)

The accompanying notes are an integral part of these financial statements


                                       5f


MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
(NOTES A AND F) (CONTINUED)
FOR THE CUMULATIVE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH
SEPTEMBER 30, 2002 (CONTINUED)
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

                                       5h

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
(NOTES A AND F) (CONTINUED)
FOR THE CUMULATIVE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH
SEPTEMBER 30, 2002 (CONTINUED)
(Unaudited)

                                                  PREFERRED STOCK    PREFERRED STOCK
                                                  $.001 PAR VALUE    $.001 PAR VALUE
                                                 -----------------  -----------------       COMMON STOCK
                                                     SERIES B            SERIES C          $.001 PAR VALUE
                                                 -----------------  -----------------  -----------------------
                                        SERIES A
                                       PREFERRED
                                         STOCK    SHARES    AMOUNT   SHARES    AMOUNT     SHARES      AMOUNT
                                         ------  ---------  ------  ---------  ------  ------------  ---------

 BALANCE, DECEMBER 31, 2000                       185,165             14,000           104,669,772    105,000

Issuance of shares in connection
    with private placement offerings                                                     1,097,500      1,000

Issuance of shares upon conversion
   of Series B preferred stock                   (100,166)                               1,001,660      1,000

Issuance of shares upon conversion
   of Series C preferred stock                                       (14,000)            2,800,000      2,800

Issuance of shares upon exercise
   of stock options                                                                         15,000

Issuance of shares to acquire Teneo
   Computing, Inc.                                                                       1,400,000      1,000

Issuance of shares to purchase 42% of
   Novint Technologies, Inc.                                                             1,000,000      1,000

Issuance of shares for services at
   fair market value                                                                     3,388,097      2,200

Exercise of warrants issued for services                                                   942,281      1,000

Issuance of stock options for services

Amortization of deferred compensation

Net loss/comprehensive loss
                                         ------  ---------  ------  ---------  ------  ------------  ---------
BALANCE, DECEMBER 31, 2001                         84,999                              116,314,310    115,000

Issuance of shares in connection
   with private placement offerings                                                      3,335,700      2,600

Issuance of shares upon conversion
   of Series B preferred stock                    (10,000)                                 100,000

Issuance of shares for services at
   fair market value                                                                     4,512,512      3,400

Amortization of deferred compensation

Net loss/comprehensive loss
                                         ------  ---------  ------  ---------  ------  ------------  ---------

BALANCE, SEPTEMBER 30, 2002                        74,999                              124,262,522    121,000

                                                                                                   (CONTINUED)

                                        5i

                                                                      AMOUNTS    DEFICIT
                                                                    RECEIVABLE ACCUMULATED
                                              ADDITIONAL   DEFERRED    FROM    DURING THE
                                               PAID-IN      COMPEN-   STOCK-  DEVELOPMENTAL  TREASURY
                                               CAPITAL      SATION    HOLDERS     STAGE        STOCK      TOTAL
                                             ------------  ---------  -------  ------------  --------  ------------

BALANCE, DECEMBER 31, 2000                    33,873,000   (312,000)           (30,798,000)              2,868,000

Issuance of shares in connection
    with private placement offerings             694,000                                                   695,000

Issuance of shares upon conversion
   of Series B preferred stock                                                                               1,000

Issuance of shares upon conversion
   of Series C preferred stock                                                                               2,800

Issuance of shares upon exercise
   of stock options                                3,000                                                     3,000

Issuance of shares to acquire Teneo
   Computing, Inc.                               784,000                                                   785,000

Issuance of shares to purchase 42% of
   Novint Technologies, Inc.                     560,000                                                   561,000

Issuance of shares for services at
   fair market value                           2,138,000                                                 2,140,200

Exercise of warrants issued for services         782,000                                                   783,000

Issuance of stock options for services           250,000                                                   250,000

Amortization of defered compensation                         85,000                                         85,000

Net loss/comprehensive loss                                                     (6,662,000)             (6,662,000)
                                             ------------  ---------  -------  ------------  --------  ------------
BALANCE, DECEMBER 31, 2001                    39,084,000   (227,000)           (37,460,000)              1,512,000

Issuance of shares in connection
   with private placement offerings              730,000                                                   732,600

Issuance of shares upon conversion
   of Series B preferred stock

Issuance of shares for services at
   fair market value                           1,061,000                                                 1,064,400

Amortization of deferred compensation                        64,000                                         64,000

Net loss/comprehensive loss                                                     (2,677,000)             (2,677,000)
                                             ------------  ---------  -------  ------------  --------  ------------

BALANCE, SEPTEMBER 30, 2002                   40,875,000   (163,000)           (40,137,000)                696,000

                                        5j

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)                                                                                                             PERIOD FROM
                                                                                                                       JULY 31, 1992
                                                                                                                        (INCEPTION)
                                                           THREE MONTHS ENDED                NINE MONTHS ENDED            THROUGH
                                                               SEPTEMBER 30,                   SEPTEMBER 30,           SEPTEMBER 30,
                                                            2002           2001            2002            2001            2002
                                                       -------------   -------------   -------------   -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                            $   (523,000)   $ (1,112,000)   $ (2,677,000)   $ (5,515,000)   $(35,132,000)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
      Common stock issued for services                      239,000         478,000       1,127,000       1,580,000       3,786,000
      Preferred stock issued for services                                                                                   598,000
      Stock options issued for services                                      22,000                         395,000       9,414,000
      Warrants issued for services                                                                          773,000       2,532,000
      Financing costs payable with common stock                                                                             191,000
      Loss of equity investee                                21,000                         111,000                         416,000
      Depreciation and amortization                         171,000         166,000         509,000         350,000       2,185,000
      Changes in:
       Prepaid expenses                                     (10,000)         (4,000)         46,000          (2,000)          4,000
       Accounts payable and accrued expenses                 96,000          45,000         104,000          26,000       1,032,000
       Accounts Receivable                                                                                   87,000
                                                       -------------   -------------   -------------   -------------   -------------

           Net cash used in operating activities             (6,000)       (405,000)       (780,000)     (2,306,000)    (14,974,000)
                                                       -------------   -------------   -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES;
   Purchase (Disposition) of equipment                                                                                     (423,000)
   Purchase of investment                                                                                    (3,000)       (100,000)
   Proceeds from sale of equipment                           15,000                          15,000                          29,000
   Proceeds from sale of NMXS.com common stock               25,000                          77,000                          77,000
                                                       -------------   -------------   -------------   -------------   -------------

           Net cash used in investing activities             40,000                          92,000          (3,000)       (417,000)
                                                       -------------   -------------   -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                                                                              (100,000)
   Proceeds from note payable to stockholders                               250,000                         250,000       2,399,000
   Proceeds from note payable - other                       104,000                         106,000                         409,000
   Repayment of note payable - other                                         (3,000)                        (10,000)        (14,000)
   Net proceeds from issuance of preferred stock                                                                          3,569,000
   Net proceeds from issuance of common stock                               100,000         731,000                       9,524,000
   Loan repayment to preferred stockholder                                                                  685,000        (148,000)
   Capital lease payments                                                                                                   (13,000)
   Security deposit paid                                                                                                     (7,000)
                                                       -------------   -------------   -------------   -------------   -------------

           Net cash provided by financing activities        104,000         347,000         837,000         925,000      15,619,000
                                                       -------------   -------------   -------------   -------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        138,000         (58,000)        149,000      (1,384,000)        228,000
Cash and cash equivalents, beginning of period               90,000         194,000          79,000       1,520,000
                                                       -------------   -------------   -------------   -------------   -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $    228,000    $    136,000    $    228,000    $    136,000    $    228,000
                                                       =============   =============   =============   =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                       $     14,000    $      5,000    $     35,000    $     17,000    $     34,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Fixed assets contributed to the Company in exchange for
      Series A preferred stock                                                                                         $     45,000
   Issuance of 14,391,627 common shares to acquire intangible assets                                                   $     15,000
   Special distribution of 14,391,627 shares of common stock to
     stockholder in settlement of stockholder advances                                                                 $    376,000
   Issuance of 7,200,000 common shares to acquire intangible assets                                                    $  1,440,000
   Issuance of Series A preferred stock and warrants in settlement
      of note payable and accrued interest                                                                             $  1,830,000
   Issuance of 1,000,000 common shares to acquire intangible assets                                                    $  1,000,000
   Issuance of 100,000 common shares to acquire furniture and fixtures                                                 $     49,000
   Issuance of 78,000 common shares in satisfaction of accrued expenses                                                $     15,000
   Issuance of 10,500 shares to acquire furniture and fixtures                                                         $     40,000
   Issuance of 1,400,000 of common shares to acquire Teneo Computing   $    785,000                    $    785,000    $    785,000
   Issuance of 1,000,000 of common shares to purchase 42% of Novint
      Technologies                                                     $    561,000                    $    561,000    $    561,000

SEE NOTES TO FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

NOTE A - ORGANIZATION AND OPERATIONS

Manhattan Scientifics, Inc. (formerly Grand Enterprises, Inc. ("Grand"), and its wholly-owned subsidiaries Tamarack Storage Devices, Inc. and Teneo Computing, Inc. ("Teneo") (collectively "the Company"), a development stage enterprise, operates in a single business segment as a technology incubator that seeks to acquire, develop and bring to market technologies with an emphasis on consumer and commercial electronics. At September 30, 2002, the Lauer Entities (Lancer Management Group, LLC) claim beneficial ownership of approximately 36% of the Company's common stock.

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

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

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

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS
         (CONTINUED)

[8]      ADVERTISING EXPENSES:

         The Company expenses advertising costs which consist primarily of promotional items and print media, as incurred. Advertising expenses amounted to $9,000, $1,000, and $80,000 for the nine months ended September 30, 2002 and 2001 and for the cumulative period July 31, 1992 (inception) through September 30, 2002, respectively.

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

         In September 2002 the Company entered into an agreement to sell certain holographic data storage intellectual property and related research equipment to a privately held company (the "buyer"). As consideration for the intellectual property and the related research equipment the Company received cash and a warrant to purchase 238,998 of the buyer's junior preferred stock (the "warrants"). Also, for a period of two years commencing on the date of the sale, the Company is eligible to receive additional junior preferred stock warrants valued at approximately $200,000 and not to exceed $200,000 if the buyer receives $1 million in licensing fees related to the holographic data storage intellectual property sold by the Company to the buyer or if the buyer receives $1 million in a qualified stock transaction as defined in the agreement.

         The warrants have an exercise price of $0.01 per share and they have an exercise date of January 1, 2004 or earlier as defined below: i. The closing of a round of preferred stock financing by the buyer, ii. The fifth business day prior to closing of a consolidation or merger of the buyer and another company where the buyer is not the surviving company,
         iii. The fifth business day prior to the sale of substantially all of the buyer's assets, iv. The fifth business day prior to the recapitalization of the buyer, v. The fifth business day prior to the liquidation of the buyer, vi. 180 days following the closing of an initial public offering by the company. The junior preferred stock warrants expire on December 31, 2004 or thirty days following one of the aforementioned events.

         The junior preferred stock underlying the warrants has a liquidation preference of $2.50 per share and it is junior in all respects to other classes of preferred stock of the buyer. Each share of junior preferred stock can be converted into one share of the buyer's common stock. The junior preferred stock. The junior preferred stock is also not eligible to receive any dividends.

         In connection with the sale of the aforementioned intellectual property and research equipment the Company has recognized the $150,000 in revenue in the quarter ended September 30, 2002. Based on certain financial information pertaining to the buyer and the terms of the warrant described above the Company has ascribed a $10,000 value to the warrants received.

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

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

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

[14]     INTERIM FINANCIAL STATEMENTS:

         Financial statements as of September 30, 2002 and the nine months ended September 30, 2002 and 2001 and the respective amounts included in the period from inception July 31, 1992 are unaudited but in the opinion of management, the financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the comparative financial position and results of operations. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2002 consists of the following:

                                  USEFUL LIVES
                                    IN YEARS
                                    --------

       Furniture and fixtures          5          $   98,000
       Computers                       3              44,000
       Equipment                       5             139,000
                                                  -----------

                                                     281,000
       Less accumulated depreciation                 211,000
                                                  -----------

                                                  $   70,000
                                                  ===========

The Company depreciates property and equipment using the straight-line method over five years. The depreciation expense for nine months ended September 30, 2002 was approximately $27,000.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

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

         In August and September 2002 the Company sold 110,000 shares of NMXS.com, Inc. common stock in the open market for $25,000.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

NOTE D - INVESTMENTS (CONTINUED)

[1]      NMXS.COM, INC. (CONTINUED)

         As of September 30, 2002, the Company owns approximately 22% of NMXS.com. The Company will not record any earnings associated with NMXS.com until the losses recognized during the period the equity method was suspended have been recovered. As of September 30, 2002 the cumulative losses in excess of the amount invested amounted to $167,000. As of September 30, 2002 the market value of the Company's investment in NMXS.com is approximately $985,000. In addition, through August 1999, pursuant to the stock purchase agreement with NMXS.com, the Company provided NMXS.com with management services without remuneration. Also, in consideration for his services through December 2000, including board membership provided to NMXS.com the Company's chief executive officer received a salary of $60,000 and leased a car from NMXS.com. During 2001 the Company's chief executive officer did not receive any compensation from NMXS.com. In May 2002 the Company's Chief Executive received 227,941 shares of common stock valued At approximately $61,000.

         The following is a summary of financial data derived from the September 30, 2002 financial statements of NMXS.com, regarding financial position and results of operations of NMXS.com as of September 30, 2002 and for the nine months ended September 30, 2002:

           Current assts (including cash of $190,000)         $  922,000
           Furniture and equipment                               242,000
           Goodwill                                               97,000
           Other assets                                           59,000
                                                              -----------

                                                              $1,320,000
                                                              ===========
           Liabilities                                        $  917,000
           Stockholders' equity                                  403,000
                                                              -----------

                                                              $1,320,000
                                                              ===========
           Revenue                                            $1,528,000
                                                              ===========
           Net loss                                           $  258,000
                                                              ===========

[2]      NOVINT:

         In June 2000 the Company entered into an agreement with Novint ("2000 agreement") to exclusively sub-license a development stage computer software technology on a worldwide basis, to fund research and development of such technology, and to exchange certain securities. In May 2001, the Company entered into a series of transactions with Novint and Teneo, ("2001 agreement") through which the 2000 agreement was modified. Pursuant to the 2001 agreement the Company acquired all of the outstanding common stock of Teneo and 42% of the outstanding common stock of Novint, the Company also agreed to fund additional amounts to Novint to fulfill the Company's $1,500,000 research and development commitment under 2000 agreement. The Company is obligated to pay Novint a 5% royalty fee on net revenue from products developed from the Novint technology. As of September 30, 2002 the Company and Novint have not completed negotiating a research and development funding agreement to replace the 2000 agreement, however the Company has funded $58,000 in 2001 for research and development in addition to the $1,500,000 funded pursuant to the 2000 agreement.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

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

         During the nine months ended September 30, 2002 the Company has recorded approximately $132,000 in amortization expense relating to the Novint technology. This charge is included in the loss from equity method investments in the statement of operations.

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

         At September 30, 2002 the Company owns approximately 42% of Novint. During the nine months ended September 30, 2002 the Company recorded a loss of $58,000 pursuant to its ownership interest in Novint. The following is a summary of financial data regarding financial position and results of operations derived from the September 30, 2002 financial statements of Novint as of September 30, 2002 and for the nine months ended September 30, 2002:

               Current assets (including cash of $4,000)          $     161,000
               Property and equipment                                   184,000
               Other assets                                              76,000
                                                                  --------------

                                                                  $     421,000
                                                                  ==============
               Liabilities                                        $     272,000
               Stockholders' equity                                     149,000
                                                                  --------------

                                                                  $     421,000
                                                                  ==============
               Revenue                                            $     159,000
                                                                  ==============
               Net loss                                           $     138,000
                                                                  ==============

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

NOTE E - NOTES PAYABLE

In August 2000, the Company obtained a line of credit from a financial institution in the amount of $300,000. This line of credit bears interest at a rate of the 30-day Dealer Commercial paper rate plus 2.60%. This line of credit will terminate on July 31, 2003. As of September 30, 2002, the Company was indebted in the amount of $293,000 which includes interest for the month of September 30, 2002. This line of credit is guaranteed by the Chief Executive Officer of the Company. Interest expense for the nine months ended September 30, 2002 amounted to approximately $9,000.

In August 1999, the Company borrowed $275,000 from the Chief Operating Officer. The loan bears interest at the rate of 5.5% per annum and is due upon the earlier of 18 months or the date of a private placement raising at least $1,500,000. Repayment of the loan was extended for a nine-month term until November 30, 2002. The Chief Operating Officer had originally delivered to the Company $275,000 to exercise options, each exercisable to purchase common stock, but such exercise was rescinded and the options have been treated as if not exercised. No shares were delivered as a result of this transaction. Interest expense for the nine months ended September 30, 2002 amounted to approximately $12,000.

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

In August 2001, the Company borrowed $250,000 from the Chief Executive Officer. The loan bears interest at the rate of 5.5% per annum and was due December 31, 2001. Pursuant to a loan and security agreement this loan was extended to November 30, 2002. Interest expense for the nine months ended September 30, 2002 amounted to approximately $9,000.

In July 2002, the Company obtained a loan from a third party in the amount of $100,000. The loan bears interest at a rate of 24% per annum, and is due January 2003. The loan is secured by 1,500,000 of the Company's common stock of NMXS.com.

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

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

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

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

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

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

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

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

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

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

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

                  In July 2002, issued 1,285,301 shares of common stock at market price for services rendered.

                  In August 2002, issued 394,000 shares of common stock at market price for services rendered.

                  In September 2002, issued 160,000 shares of common stock at market price for services rendered.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

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

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

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

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)


         A summary of the Company's stock option activity and related information is as follows:

                                                                                              WEIGHTED         NUMBER OF
                                                         NUMBER OF           EXERCISE         AVERAGE           COMMON
                                                          COMMON            PRICE PER         EXERCISE          SHARES
                                                          SHARES              SHARE            PRICE          EXERCISABLE
                                                     ----------------    ---------------     ----------     ---------------

       Outstanding as of December 31, 1997                         0                                                     0
       Granted                                            20,825,000      $0.05 - $0.20        $0.17            20,825,000
       Canceled                                          (15,000,000)         0.20              0.20           (15,000,000)
                                                     ----------------                                       ---------------

       Outstanding as of December 31, 1998                 5,825,000                                             5,825,000
       Granted                                            16,750,000       0.05 - 0.20          0.05            16,750,000
       Exercised                                            (100,000)                                             (100,000)
                                                     ----------------                                      ----------------

       Outstanding as of December 31, 1999                22,475,000                                            22,475,000
       Granted                                               610,000       2.25 - 2.40          2.37               110,000
                                                     ----------------                                      ----------------

       Outstanding as of December 31, 2000                23,085,000                                            22,585,000
       Granted                                               450,000       0.39 - 1.25          0.77               450,000
       Exercised                                             (90,000)                                              (90,000)
       Options vested pursuant to deferred
          compensation agreement                                              2.40              2.40               100,000
                                                     ----------------                                      ----------------

       Outstanding as of December 31, 2001                23,445,000                                            23,045,000
                                                     ----------------                                      ----------------

       Granted                                                     0                                                     0
       Exercised                                                   0                                                     0
                                                     ----------------                                      ----------------

       Outstanding as of September 30, 2002               23,445,000                                            23,045,000
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

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

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

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

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

         Proforma net loss available to common shareholders for nine months ended September 30, 2002 ($2,843,000) Proforma basic and diluted loss per share for September 30, 2002 was ($.02)

         Exercise prices and weighted-average contractual lives of stock options outstanding as of September 30, 2002 are as follows:

                         OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
               -------------------------------------    -----------------------
                               WEIGHTED
                                AVERAGE     WEIGHTED                   WEIGHTED
                               REMAINING    AVERAGE                    AVERAGE
    EXERCISE      NUMBER      CONTRACTUAL   EXERCISE       NUMBER      EXERCISE
     PRICE     OUTSTANDING       LIFE        PRICE      EXERCISABLE     PRICE
    -------    ------------     ------      --------    ------------   --------

    $ 0.05      16,625,000       6.65       $ 0.05       16,625,000    $  0.05
      0.20       5,760,000       5.71         0.20        5,760,000       0.20
      0.39         250,000       9.01         0.39          250,000       0.39
      1.25         200,000       8.21         1.25          200,000       1.25
      2.25         110,000       7.82         2.25          110,000       2.25
      2.40         500,000       7.96         2.40          100,000       2.40

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

NOTE F - CAPITAL TRANSACTIONS (CONTINUED)

[4]      WARRANTS:

         The Company issued the following warrants at the corresponding weighted average exercise price as of September 30, 2002:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                                      EXERCISE
                                                        WARRANTS       PRICE
                                                      ------------  ------------

          Outstanding as of December 31, 1997                   0         $0.16
          Issued                                       17,750,000
                                                      ------------

          Outstanding as of December 31, 1998          17,750,000
          Converted into stock options                 (2,500,000)         0.05
                                                      ------------

          Outstanding as of December 31, 1999          15,250,000
          Converted into common stock                  (2,000,000)         0.75
                                                      ------------

          Outstanding as of December 31, 2000          13,250,000
          Issued                                          942,281          0.01
          Converted into common stock                    (942,281)         0.01
                                                      ------------

          Outstanding as of December 31, 2001          13,250,000
                                                      ------------
          Issued                                                0
          Converted into common stock                           0
                                                      ------------
          Outstanding as of September 30, 2002         13,250,000
                                                      ============


                        NUMBER OF       EXERCISE   CONTRACTUAL  NUMBER OF SHARES
      DATE              WARRANTS         PRICE         LIFE        EXERCISABLE
   ---------------    ------------     ---------    ---------    ---------------
   January 8, 1998        750,000      $    .10     10 years            750,000

   July 28, 1998       12,500,000           .05     10 years         12,500,000
                      ------------                               ---------------

                       13,250,000                                    13,250,000
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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

NOTE G - INCOME TAXES

There is no provision for federal, state or local income taxes for the periods ended September 30, 2002 and 2001, since the Company has incurred net operating losses.

The Company's deferred tax asset as of September 30, 2002 represents benefits from equity related compensation charges and net operating loss carryforwards of approximately $4,362,000 and $6,364,000, respectively, which is reduced by a valuation allowance of approximately $10,726,000 since the future realization of such tax benefit is not presently determinable.

As of September 30, 2002, the Company has a net operating loss carryforward of approximately $25,721,000 expiring in 2008 through 2021 for federal income tax purposes and 2004 for state income tax purposes. As a result of ownership changes, internal revenue code Section 382 limits the amount of such net operating loss carryforward available to offset future taxable income to approximately $15,801,000 in the aggregate.

The difference between the statutory federal income tax (rate) benefit applied to the Company's net loss and the Company's effective income tax rate for the nine months ended September 30, 2002 and 2001 is summarized as follows:

                                                            YEAR ENDED
                                                           SEPTEMBER 30,
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
                                                        =======      =======


NOTE H - COMMITMENTS

[1]      LICENSE AND DEVELOPMENT AGREEMENTS:

         In March 1997, the Company entered into a Cooperative Research and Development Agreement (the "CRADA Agreement") with the Regents of the University of California to develop a polymeric based recording media that will satisfy all of the requirements for a holographic media storage device. The work was to be completed within 25 months from the original date of execution. Each party shall have the first option to retain title to any subject inventions made by its employees during the work under this agreement. The agreement provides that the Company's contribution to funding will be $264,000. The CRADA research and development expenses charged to the statement of operations for the nine months ended September 30, 2002 and 2001 and for the cumulative period July 31, 1992 through September 30, 2002 amounted to $0, $0 and $83,000, respectively.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

NOTE H - COMMITMENTS (CONTINUED)

[1]      LICENSE AND DEVELOPMENT AGREEMENTS: (CONTINUED)

         On January 11, 1998, the Company entered into a research and development agreement with Energy Related Devices, Inc. ("ERDI"). The term of the agreement is for the later of three years from the commencement date as defined in the agreement or the delivery of a prototype suitable for commercial sale or license regarding the fuel cell product defined in the agreement. The Company is obligated to fund up to $1 million in accordance with certain milestones as defined in the agreement. Upon the delivery of a prototype suitable for commercial sale or license regarding the fuel cell product, the Company's obligation will be to pay ERDI $10,000 per month until the Company funds or determines not to fund the research and development of ERDI's solar cell invention. Through December 31, 2000, the Company has provided $1,000,000 to ERDI for research and development activities. In addition, the Company is providing for key-man life insurance coverage on the primary stockholder of ERDI. In May 1999, the Company committed to additional funding of ERDI. For the year ended December 31, 2001, the Company has funded an additional $805,000. There has been no funding for the nine months ended September 30, 2002.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

NOTE H - COMMITMENTS (CONTINUED)

[2]      CONSULTING AGREEMENTS: (CONTINUED)

         In February 2001, the Company entered into a marketing and management consulting agreement. In connection with this agreement the consulting firm will receive a fee payable in stock. The term of the agreement is for one year plus a one year automatic renewal. In March 2001, the Company issued 200,000 shares of common stock to the consulting firm as compensation for services rendered and to be rendered. The market value of the stock on the date of issuance was $1.25 per share. This amount is reflected in prepaid expenses as of December 31, 2001. The remaining balance of $42,000 was amortized in the six months ended June 30, 2002. In addition, as of December 31, 2001, the Company has issued 897,500 and 626,250 additional shares to this consulting firm in private placement transactions and for services rendered, respectively. These additional shares were valued at $684,700 and $430,730, respectively. In the nine months ended September 30, 2002, the company issued 50,000 common shares valued at $14,000.

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

[5]      LEASES:

         The Company is obligated under two separate operating leases for office space located in Los Alamos, New Mexico and New York City. The Company renewed its lease in New York City for one year pursuant to the lease's original terms. The Company has renegotiated its lease in Los Alamos New Mexico. Subsequent to December 31, 2001 the Company will only lease certain offices in Los Alamos New Mexico, while certain related parties will lease the laboratory space previously leased by the Company. The Company received reimbursement of $9,000 against rent charges for the nine months ended September 30, 2002 from related parties. Rent expense charged to operations was approximately $43,000 for the nine months September 30, 2002 and $52,000 for the nine months ended September 30, 2001. Minimum future rental payments under these leases is approximately $17,000 through December 31, 2002.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

NOTE I - RELATED PARTY TRANSACTIONS

The law firm of one director received approximately $90,000 and $111,000 of compensation for legal services rendered to the Company during the nine months ended September 30, 2002 and 2001, respectively.

The accounting firm of one of our directors received approximately $65,000 and $93,000 of compensation for accounting services rendered to the Company during the nine months ended September 30, 2002 and 2001, respectively.

NMXS.com, Inc. paid the Company's chief executive a yearly salary of $36,000 and leases a car as consideration for his services in 2001. In 2002 NMXS. com, Inc.issued 227,941 shares of its commons stock valued at $61,000.

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

NOTE K - SUBSEQUENT EVENTS

In October 2002 the Company issued 75,000 shares of its common stock at market price for services rendered.

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

         As of September 30, 2002, we had an accumulated loss since inception, 1992, of $35,132,000. Of this accumulated loss, approximately $18,100,000 was derived from non-cash charges that were required by generally accepted accounting principles and approximately $6,700,000 from Tamarack prior to our acquisition of Tamarack. Non-cash charges are recorded expenditures that do not require an outlay of cash. Accordingly cash losses from inception to September 30, 2002 were approximately $10,300,000. We expect operating losses to continue for the foreseeable future because we will be continuing to fund research and development efforts as well as general and administrative expenses prior to receiving any revenues from our technologies.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THREE MONTHS ENDED SEPTEMBER 30, 2001.

         NET LOSS. We reported a net loss of $523,000, or $.00 per common share, basic and diluted, for the three months ended September 30, 2002, versus a net loss of $1,112,000, or $.01 per common share, basic and diluted, for the three months ended September 30, 2001. The decrease of $589,000, or 53%, resulted from our reduced spending commitments for research and development. In addition, we recorded charges for the issuance of stock for services, whereas in the fiscal 2002 period, we issued significantly less stock for services.

         REVENUES. We had revenues of $150,000 for the three months ended September 30, 2002 compared to no revenue for the three months ended September 30, 2001.

         OPERATING COSTS AND EXPENSES. Operating costs and expenses for the three months ended September 30, 2002 totaled $636,000, a decrease of $467,000, or 42%, versus costs and expenses of $1,103,000 for the three months ended September 30, 2001. These costs and expenses are detailed below.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $540,000 for the three months ended September 30, 2002, which consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $719,000 for the three months ended September 30, 2001. This decrease of $179,000, or 25%, is primarily a result of the fact that, in 2001, we recorded charges for the issuance of stock for services, whereas in the fiscal 2002 period, we issued significantly less stock for services. We anticipate no significant change in general and administrative expenses in the near future.

         RESEARCH AND DEVELOPMENT. Research and development expenses were $96,000 for the three months ended September 30, 2002, which consisted of amortization of patents, ,and salary to our Chief Polymer Scientist. Research and development expenses amounted to $384,000 for the three months ended September 30, 2001. This decrease of $288,000, or 75% resulted from our reduced spending commitments for research and development. We expect research and development costs to increase as we develop our existing technologies and acquire or license new ones.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 TO NINE MONTHS ENDED SEPTEMBER 30, 2001.

         NET LOSS. We reported a net loss of $2,677,000, or $.02 per common share, basic and diluted, for the nine months ended September 30, 2002, versus a net loss of $5,515,000, or $.05 per common share, basic and diluted, for the nine months ended September 30, 2001. The decrease of $2,838,000, or 51%, resulted from our reduced spending commitments for research and development. In addition, we recorded charges for the issuance of stock for services, whereas in the fiscal 2002 period, we issued significantly less stock for services.

         REVENUES. We had revenues of $150,000 for the nine months ended September 30, 2002 compared to no revenue for the nine months ended September 30, 2001.

         OPERATING COSTS AND EXPENSES. Operating costs and expenses for the nine months ended September 30, 2002 totaled $2,657,000, a decrease of $2,845,000, or 52%, versus costs and expenses of $5,502,000 for the nine months ended September 30, 2001. These costs and expenses are detailed below.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,941,000 for the nine months ended September 30, 2002, which consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $3,740,000 for the nine months ended September 30, 2001. This decrease of $1,799,000, or 48%, is primarily a result of the fact that, in 2001, we recorded charges for the issuance of stock for services, whereas in the fiscal 2002 period, we issued significantly less stock for services. We anticipate no significant change in general and administrative expenses in the near future.

         RESEARCH AND DEVELOPMENT. Research and development expenses were $716,000 for the nine months ended September 30, 2002, which consisted of payments on research and development agreements with various contractors, amortization of patents, ,and salary to our Chief Polymer Scientist. Research and development expenses amounted to $1,762,000 for the nine months ended September 30, 2001. This decrease of $1,046,000, or 59% resulted from our reduced spending commitments for research and development. We expect research and development costs to increase as we develop our existing technologies and acquire or license new ones.

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

         Our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, our holdings of approximately 4.8 million shares of common stock in NMXS.Com, Inc.(which had a market value of approximately $985,000 as of September 30, 2002), and 40,672 shares of common stock of Novint Technologies, Inc.; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

         Stockholders' equity totaled $696,000 on September 30, 2002 and the working capital was a deficit of $1,329,000 on such date.

         We do not expect any significant change in the total number of employees in the near future. We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next 12 months, although we have no agreements regarding any such technologies as of the date of this Report.

         Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of September 30, 2002, we had $228,000 in cash. As of September 30, 2001, we had $136,000 in cash. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, borrowing as appropriate, and our cash on hand. However, we do not know if those resources will be adequate to cover our capital requirements.

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

Part II.  Other Information

Item 1.       Legal Proceedings

              None

Item 2.       Changes in Securities and Use of Proceeds

              On July 17, 2002, the Company issued 600,000 shares of common stock to two accredited consultants for services rendered. The shares were issued at the then current fair market value. The shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

              On July 30, 2002, the Company issued 35,301 shares of common stock to its public relations company for services rendered. The shares were issued at the then current fair market value. The shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

              On September 25, 2002, the Company issued 160,000 shares of common stock to Microdexterity, Inc. for services rendered. The shares were issued at the then current fair market value. The shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.


Item 3.       Defaults Upon Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K.

              99.1 Section 906 Certification
              99.2 Section 302 Certification

              (b) Reports on Form 8-K

              None.

                                   SIGNATURES

         IN ACCORDANCE WITH THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                     MANHATTAN SCIENTIFICS, INC.


DATED: NOVEMBER 14, 2002             /s/ Marvin Maslow
                                     --------------------------------
                                     BY: MARVIN MASLOW
                                     CHIEF EXECUTIVE OFFICER,
                                     CHIEF FINANCIAL OFFICER
                                     AND CHAIRMAN OF THE BOARD