Form 10KSB
period 2002-12-31
MANHATTAN SCIENTIFICS INC
filed 2004-02-20
CIK 1099132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______.

                        Commission File Number 000-28411

                           MANHATTAN SCIENTIFICS, INC.
                           ---------------------------
                 (Name of small business issuer in its charter)

                Delaware                                  850460639
                --------                                  ---------
   (State or other jurisdiction of            I.R.S. Employer Identification No.
    incorporation or organization)

405 Lexington Avenue, 32nd Floor, New York, New York        10174
-----------------------------------------------             -----
(Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number: (212) 551-0577
                    -----------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure is contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $150,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 17, 2004: 172,008,522 shares of common stock.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of December 31, 2003: $6,369,705

Transitional Small Business Disclosure Format (check one)    Yes [ ]  No [X]

                                TABLE OF CONTENTS

PART I                                                                      Page

Item 1.   Description of Business                                             3

Item 2.  Description of Properties                                           12

Item 3.   Legal Proceedings                                                  12

Item 4.   Submission of Matters to a Vote of Security Holders                12


PART II

Item 5.   Market Price of and Dividends of our Common Equity
                        and Related Stockholder Matters                      12

Item 6.   Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                            16

Item 7.   Financial Statements                                               19

Item 8.   Changes and Disagreements with Accountants on Accounting and
                        Financial Disclosure                                 20

Item 8A.  Disclosure Controls and Procedures                                 20


PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act               20

Item 10.  Executive Compensation                                             22

Item 11.  Security Ownership of Certain Beneficial Owners and Management     24

Item 12.  Certain Relationships and Related Transactions                     25

Item 13.  Exhibits and Reports on Form 8-K                                   26

Item 14.  Principal Accountant Fees and Services                             28

                           Forward Looking Statements

         This Form 10-KSB contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which we may participate, competition within our chosen industry, including competition from much larger competitors, technological advances, and the failure by us to successfully develop business relationships. In addition, these forward-looking statements are subject to our successful completion of the research and development of our technologies; successful commercialization and mass production of, among other things, the micro fuel cell, mid-range fuel cell, and haptics internet applications; successful protection of our patents; and effective significant industry competition from various entities whose research and development, financial, sales and marketing and other capabilities far exceeds ours. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. We note that the safe harbor contained in the Private Securities Litigation Reform Act of 1995 is not applicable to the disclosure in this Form 10-KSB. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         Manhattan Scientifics, Inc., a development stage company, is a technology incubator that seeks to acquire, develop and commercialize life-enhancing technologies in various fields, with emphasis in the areas of alternative energy, consumer and commercial electronics. We identify emerging technologies through strategic alliances with scientific laboratories, educational institutions, and scientists and leaders in industry and government.

         We have been working to develop and commercialize three technologies:

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

         o Mid-range fuel cell technology, which is an ultra efficient medium-size electricity generating device that converts hydrogen into electricity, with potential applications for personal transportation cordless appliances, power tools, wheelchairs, bicycles, boats, emergency home generators, military field communications and laptop computers.

         o Haptics "Touch and Feel" computer applications, which is a technology that allows computer users to be able to touch and feel any objects they see on their computer screen with the aid of special "mouse." Detailed texture, object-weight, stickiness, viscosity and object density can be "felt" or sensed. Management believes this haptics technology may become disruptive and may positively impact the way computers are used everywhere by introducing the ability to "touch".

            We are no longer engaged in development and commercialization of Holographic data storage technologies (technologies for the storage and retrieval of data in the form of holographically stored light patterns, rather than magnetic). The Company sold its portfolio of approximately 21 patents surrounding these inventions during 2002 for cash and a warrant to purchase 238,998 shares of the buyer's junior preferred stock. Additionally, for a period of two years from the date of sale, we are eligible to receive additional junior preferred stock warrants valued at approximately $200,000 and not to exceed $200,000 if the buyer receives certain levels of licensing fees related to the holographic data storage intellectual property.

        In addition, at December 1, 2003, we owned 0 shares, and warrants to purchase 1,500,000 shares exercisable at $0.50 per share, of common stock of NMXS.com, Inc.(f/k/a New Mexico Software, Inc.), a public company that owns, develops and markets what it believes to be fast and efficient Internet technologies for the management of digital images. In January 2003, we exchanged 1,500,000 shares of NMXS.com common stock to a third party lender in full satisfaction of a $100,000 loan bearing an interest rate of 24% per annum.

         We are also working to identify potential new technologies for possible acquisition, licensing, and development, as well as to develop corporate opportunities to benefit our shareholders; however, we have not executed agreements or finalized arrangements for any other technologies or opportunities as of the date of this Form 10-KSB.

OUR DEVELOPMENT MODEL

         Our goal is to influence the future through the development of potentially disruptive or sea-change technologies. Our business model is to: (i) identify significant technologies, (ii) acquire them, (iii) secure the services of inventors, engineers or other staff who were instrumental in their creation,
(iv) provide or contract for suitable work facilities, laboratories, and other aids where appropriate, (v) prototype the technologies to demonstrate "proof of principle" feasibility, (vi) secure patent and or other intellectual property protection, (vii) secure early customers for product trials where appropriate, and (viii) commercialize through licenses, sales or cooperative efforts with other manufacturing and distribution firms.

         In addition to technology development, we seek to develop appropriate corporate opportunities from time to time for the benefit of the Company and its shareholders.

         By fostering the simultaneous development of multiple technologies, we believe we increase our likelihood of success while decreasing our risk through diversification.

         We have assembled a team of management and professionals who work to achieve our corporate mission. In the highly competitive environment of emerging technologies, we believe swiftness of identification, evaluation and acquisition is essential to success. Subject to our ability to raise capital, we believe we have the ability to act and react rapidly as well as comprehensively, and we believe this has enabled us to acquire technologies notwithstanding competition from larger companies and government entities.

         Since our technologies are still in their development phase, we have generated only limited revenues. As such, the need for operating and acquisition capital is a continuous concern requiring the ongoing efforts of our management. The Company is not a large capital-user and has raised approximately $9.7 million capital since 1998. Nevertheless there is need to continue to raise capital on an as needed basis through private placements, registered public offerings, debt, and/or other financing vehicles. Raising capital was more difficult in 2002 than in the past due to the general economic downturn of 2001 and 2002 and the effects of the September 11 terrorist attacks on the World Trade Center buildings in New York and the Pentagon in Washington D.C. and the subsequent military actions. The economic downturn made it difficult for small technology concept companies, without significant revenues or earnings to raise capital. Our management intends to work diligently to continue to raise capital for the Company.

         We utilize the intellectual property sale/licensing model, and not a production model, though management is opportunistic and is open to explore all methods leading to commercializing its technologies. Our plan is to establish and maintain research and development which typically requires seed-level funding in early stages. We intend to consider all appropriate avenues for the commercialization of our technologies.

         We currently consider ourselves to operate in one business segment: technology incubation.

OUR TECHNOLOGIES

1. FUEL CELL TECHNOLOGIES

         We have conducted research to develop both micro and mid-range fuel cell technologies. A micro fuel cell is a high energy miniature power source that converts alcohol or hydrogen into electricity. A mid-range fuel cell is a high power density medium sized power source that converts hydrogen into electricity. Fuel cells, which have no moving parts, create electricity not by burning fuel, but by the process of electrochemically arranging the fuel's atoms to produce an electric current. Water or water vapor and in some cases carbon dioxide are the only emissions. In addition to producing harmless emissions, certain fuel cells have the potential to be an alternative to traditional energy sources because they use methanol and other sources of hydrogen as fuels. Methanol can be produced inexpensively from a variety of plant sources and is considered a renewable resource. Generally, methanol is regarded to be stable and safe although its considered to be toxic in certain countries.

         We have acquired technologies in the fields of both micro fuel cell and mid-range fuel cells.

MICRO FUEL CELL TECHNOLOGY

         We believe that micro fuel cell-based power sources have the potential to replace conventional batteries to provide portable power sources. If perfected, we believe micro fuel cell technology could supply power to consumer electronic products such as cellular phones, pagers, and other microelectronic devices more efficiently than conventional batteries. We believe micro fuel cells would be re-fuelable with insignificant amounts of methanol and water or other fuels and would significantly increase available energy over current state-of-the-art battery technology. Until recently, fuel cell technology had not been practical for consumer electronics because of the size of the devices necessary to produce electrical energy. We believe that new materials and miniaturization technology have the potential to make micro fuel cell technology commercially feasible.

         We believe we have achieved encouraging results through our research to date. In 1998, we demonstrated a pre-prototype of our micro fuel cell technology by completing a fuel-cell driven cellular telephone call. In 1999, we demonstrated that an eight cell array, which is approximately the size of a credit card, running on methanol and water, was able to run a pager. We were also selected by Industry Week Magazine that year to receive a Technology of the Year Award in recognition of our work on the micro fuel cell. During 2000, we developed a test micro fuel cell that achieved a specific energy output three times greater than standard lithium ion batteries then in use for cellular telephones. We also introduced a working prototype of a portable cell phone charging system at an international fuel cell symposium. We have pursued the development of safe and convenient fueling ampoules (patents pending) with fuels such as methanol and hydrogen. Hydrogen supplied from a packaged chemical hydride device has been demonstrated as a way of obtaining higher power performances from miniature portable fuel cells. We have demonstrated a working 16-cell array of fuel cells, the size of a business card, built on a single plastic substrate with vacuum and spray depositions, as a prototype of mass-produced fuel cells. During 2001, we had six new patents issued in various countries, including the U.S., continued and expanded our scope of research and development of this technology, and demonstrated various fuel cells arrays, including a hydrogen-powered portable cell-phone charger holster. During 2002 and 2003, notwithstanding scarcity of funding as a result of general economic conditions, we made incremental improvements in power density using both methanol and hydrogen as fuel sources, and were able to operate fuel cells at higher temperatures. We also were issued two new U.S. patents, six international patents, and we attended various fuel cell conferences. During 2003, we determined one of solar patents we had acquired from the inventor of the micro fuel cell was impaired and we expensed approximately $189,000 because of such impairment. This impairment was a result the patent only having approximately nine years of protection remaining which diminishes the present value to the Company. Additionally, we have not kept pace with the steady growth of the solar photovoltaic industry during the past six years as we have chosen to focus our limited resources on the fuel cell inventions and patents which we are pursuing. In 2003, we updated our contractual arrangement with the inventor of the micro fuel cell. The new arrangement replaces previous agreements and provides for the cross-licensing of new micro fuel cell technology with the inventor, the non-exclusive licensing of existing micro fuel cell technology to the inventor, rights of first refusal by the inventor to repurchase its technologies in the event we decide to sell those technologies, provision of ongoing services to us by the inventor, and clearance of amounts owed, among other things. We anticipate that we will attempt to secure licensing, sale, and/or manufacturing and distribution arrangements with third parties in the future. Since the beginning of our development of the micro fuel cell technology, significant, well-capitalized competitors in Japan, Europe, Canada and the United States have entered this field.

MID RANGE FUEL CELL TECHNOLOGY

         In addition to micro fuel cells, we have made significant progress in our continuing efforts to develop and commercialize mid-range fuel cell technologies. Mid-range fuel cell technologies are directed toward higher power applications, including consumer electronics (such as laptop computers), personal transportation devices (such as bicycles and scooters), power tools and appliances (such as vacuum cleaners and lawnmowers), and portable military electronics (such as military field radios). In contrast, micro fuel cell technologies address lower power applications such as cellular phones, pagers and other microelectronics devices.

               In 2003, we granted a non-exclusive worldwide license of the mid range fuel cell technology to Ballard Power Systems where we received an initial payment of $300,000 upon execution of the license agreement. We will receive an additional $200,000 upon commercial launch by Ballard Power Systems of a product using the technology. We were also awarded two competitive contracts for the manufacture and delivery of prototype military evaluation fuel cells: one to the U.S. Department of Defense, and the other to the U.S. Army. We also engaged in discussions in connection with a non-exclusive license for a Singapore company with manufacturing in China covering applications in scooters, bicycles, other two-wheeled vehicles, and fixed power applications for businesses and housing. We are continuing to develop licensing and financing opportunities for this technology.

              In 2002, notwithstanding scarcity of funding as a result of general economic conditions, we built a 3 KW evaluation prototype fuel cell in cooperation with the Aprilia company to demonstrate a fuel cell powered scooter, which was shown at the Paris International Fair and the Bologna Motor Show in Bologna, Italy, as well as to European Union officials. We also scaled down operations in Germany as a cost-saving measure, and entered into a new consulting arrangement with the inventor of the mid-range fuel cell.

             In 2001, we announced the testing of a small, ultra light, and significantly more powerful (3KW capability) prototype of the mid-range fuel cell. We also announced the testing of a scooter powered by the more powerful fuel cell. Late in 2001, a prototype bicycle powered by our mid range fuel cell received an Invention of the Year 2001 citation from Time Magazine.

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

2. HAPTICS "TOUCH AND FEEL" INTERNET APPLICATIONS (NOVINT TECHNOLOGIES, INC.)

         During 2000, we acquired exclusive licenses and sublicenses to certain haptics internet applications from Novint Technologies, Inc. Haptics is an emerging technology that allows computer users to have the physical sensation of manipulating and touching objects on a computer screen as if they were three-dimensional, using a special mouse. Detailed texture and viscosity can be sensed, among many other aspects of touch. We also acquired 36,606 shares of Novint Technologies, Inc. common stock, and contracted with the developer of the licensed technology to perform research and development of the licensed applications for contract payments of $1,500,000. In May 2001, we acquired Teneo Computing, Inc., a private corporation with rights to certain haptics applications for dental simulation and oil and gas exploration. We licensed these rights exclusively to Novint in exchange for various enhanced and amended license rights with Novint in the areas of internet applications and interactive applications. We also acquired an additional 4,066 shares of Novint common stock, increasing our ownership in Novint to 40,672 shares, subsequently split into 4,067,200 shares. For accounting purposes, we have treated the acquisition of the Novint common stock as one transaction. During 2001, Novint worked to develop and begin commercialization of the dental simulation and oil and gas exploration applications, among other things.

            In 2002 and 2003, Novint continued to grow its professional applications, and became self-sustaining through several research contracts which Novint is working to expand. Novint also launched two new products -- e-Touch sono BabyLight Mementos, and a front end to an Atomic Force Microscope
(AFM). The BabyLight Mementos are glass blocks with the image of an unborn baby's etched into it, created from Novint's 3D ultrasound technology. In the Atomic Force Microscope, Novint utilizes its software and hardware to improve control of the way AFM devices scan molecular and atomic levels.

            We believe that haptics technology has the potential to significantly change the way computers are utilized, and that there are other very promising applications. These include 3-dimensional, touch-enabled online shopping and computer gaming. We believe that our ownership of Novint stock will benefit our shareholders as Novint develops these and other promising haptics applications. We intend to work with Novint in the future to explore available opportunities to develop and exploit this technology. Many other large companies including Microsoft, are developing haptic technology.

3. HOLOGRAPHIC DATA STORAGE TECHNOLOGY

         Our wholly owned subsidiary, Tamarack Storage Devices, Inc. (a/k/a Holostor (TM)), previously conducted research and development activities relating to holographic data storage technology since approximately 1992. Holographic data storage technology relates to the storage and retrieval of data in the form of light patterns. In 2002, we sold our portfolio of patents relating to this technology to a third party, based on our assessment that it was unlikely that this technology would be commercializable in the near future.

4. DIGITAL IMAGE MANAGEMENT TECHNOLOGY (INVESTMENT IN NMXS.COM, INC.)

         At December 1, 2003, we owned 0 shares, and warramts to acquire 1,500,000 shares at an exercise price of $0.50 per share, of the common stock of NMXS.com, Inc., a public company located in Albuquerque, New Mexico. The options were acquired in 2001. NMXS.com markets Internet technology-based software for the high-speed transmission of high-resolution graphic images, video clips and audio recordings, among other things. NMXS.com's proprietary software provides image archiving, asset packaging, data mining and secure commerce over the internet transaction capabilities.

         We believe NMXS.com is positioned to capitalize on the growing trend of businesses converting their photographs, drawings, artwork and other visual images into formats that can be stored and retrieved electronically. The company provides solutions particularly suited to companies seeking to develop a presence on the internet or become involved in conducting business over the Internet.

         Our original acquisition of approximately 5 million shares in NMXS.com was effected in 1999 through a transaction with its predecessor, New Mexico Software, Inc., a privately held New Mexico corporation. New Mexico Software became public pursuant to a reverse merger transaction. Prior to the reverse merger, we invested $100,000 in New Mexico Software and agreed to provide New Mexico Software with business and management consulting services in return for equity. At November 1, 2003, we had either sold or pledged all of the shares originally acquired. Specifically, in January 2003, we exchanged 1,500,000 shares of NMXS.com common stock to a third party lender in full satisfaction of a $100,000 loan bearing an interest rate of 24% per annum.

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

         By reason of the innovative nature of the technologies we are developing, and the yet unproven markets for such technologies, the markets in which we compete may have barriers to entry. These include the perception of fuel cell technologies in general by the investment community, the costs associated with creating the infrastructure necessary for delivery of hyrdrogen and other fuels, and the general condition of the economy. There are others working toward similar objectives in order to penetrate these markets and we anticipate additional companies will pursue the same goals. Those whose efforts we are aware of include, without limitation, Medis El, Inc., Micro Fuel Cell Technology Inc., Samsung, Poly Fuels, Inc., and Motorola, Inc. in the area of micro fuel cells; and Ballard (now our licensee), Plug Power, Inc., Palcan, Inc., and MTI, Inc. in the area of mid-range fuel cells.

            We believe that the principal competitive factors in our technology markets include without limitation:

         o        proprietary technology;

         o        product quality;

         o the ability to customize technology to a customer's particular use;

         o manufacturing capabilities through related party relationships;

         o        financing capability;

         o        consumer brand recognition; and

         o        power density for midrange fuel cells; and

         o cost of manufacturing low enough to compete with existing protocols.

         Many of our competitors have longer operating histories and significantly greater financial, marketing and other resources than we have. Furthermore, our competitors may introduce new products that address our potential markets. Competition could have a material adverse effect on our business, financial condition and results of our operations.

INTELLECTUAL PROPERTY

         Our ability to compete depends in part on the protection of and our ability to defend our proprietary technology and on the goodwill associated with our trade names, service marks and other proprietary rights. However, we do not know if current laws will provide us with sufficient enough protection that others will not develop technologies similar or superior to ours, or that third parties will not copy or otherwise obtain or use our technologies without our authorization.

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

         In addition, we rely on certain technology licensed from third parties, including Sandia National Laboratory and may be required to license additional technologies in the future. We do not know if these third-party licenses will be available or will continue to be available to us on acceptable commercial terms or at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on our business, financial condition or results of our operations.

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

SALES AND MARKETING

         Although our technologies presently are in the development stage, we are engaged in an early commercialization program intended to facilitate the transition from development to licensing, manufacturing and/or sale. This program consists of preliminary dialogues with potential strategic partners, investors, manufacturers, potential licensees and/or purchasers.

EMPLOYEES

         As of December 31, 2002, we had two full-time employees (unsalaried employees in general management). Prior to August 28, 2002, we also had one compensated employee in research and development). Most of our research and development work has been performed by employees of our various research and development independent contractors (see below). We have historically indirectly funded the salaries of these individuals through our contract research and development payments to their employers. Although not technically our employees, we have considered these individuals to be an integral part of our research and development team.

         None of our employees is a member of any union or collective bargaining organization. We consider our relationships with employees to be good.

         As noted above, a significant portion of our research and development is performed by independent contractors from whom we acquired or licensed certain technologies, and their various employees. As of December 31, 2002, we had three independent contractors conducting research and development for us. Robert Hockaday, the inventor of the micro fuel cell, has performed research and development under contract through his company Energy Related Devices, Inc. The inventor of the mid-range fuel cell technology we acquired, Dr. Arthur Koschany, also performs research and development under contract. Thomas Anderson, one of the developers of haptics "touch and feel" Novint technologies, also has performed research and development under contract through his company, Novint Technologies, Inc. Our independent contractors utilize a number of their own various employees to satisfy their research and development obligations to us, and their employees are considered to be part of our research and development team.

COMPANY HISTORY

         Manhattan Scientifics, Inc., a Delaware corporation, was formed through a reverse merger involving a public company in January 1998. The public company was incorporated in Delaware on August 1, 1995 under the name Grand Enterprises, Inc. Grand was initially organized to market an unrelated patented product, but subsequently determined that its business plan was not feasible. In January 1998, Grand effected the reverse merger in a transaction involving Projectavision, Inc., another public company that was founded by Marvin Maslow, our Chief Executive Officer. Projectavision was the owner of approximately 98% of Tamarack Storage Devices, Inc., a privately-held Texas corporation formed in 1992 to develop and market products based on the holographic data storage technology described above. In January 1998, Grand formed a wholly-owned subsidiary named Grand Subsidiary, Inc. Grand Subsidiary and Tamarack merged, Tamarack being the surviving corporation, and via the merger, Tamarack became a subsidiary of Grand. As consideration for merging Tamarack with Grand Subsidiary, Grand gave Projectavision and the other shareholders of Tamarack 44,000,000 shares of our common stock. In addition, in exchange for a note payable of $1.5 million plus accrued interest of $330,000 due to Projectavision from Tamarack, Grand gave Projectavision 182,525 shares of its Series A Preferred Stock and a warrant to purchase 750,000 shares of our common stock at an exercise price of $0.10 per share, exercisable at any time prior to January 7, 2008, which warrant as of the date of this Form 10-KSB, remains unexercised and outstanding. The Series A Preferred Stock was subsequently converted into 9,435,405 shares of our common stock. In connection with this transaction, new personnel assumed the management of Grand, former management resigned, and Grand changed its name to Manhattan Scientifics, Inc.

RISK FACTORS

An investment in the Common Stock involves a high degree of risk. In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating the Company and its business. If you decide to buy our securities, you should be able to afford a complete loss of your investment.

WE MAY NOT HAVE SUFFICIENT CAPITAL TO RUN OUR OPERATIONS.

We have partially financed ourselves through loans from our officers and loans guaranteed by our officers which have totaled in principal approximately $825,000. The loans are secured by the assets of the Company. Currently, the loans are in default. If we are unable to obtain further financing or if the officers enforce the default provisions of the loans, it may jeopardize our ability to continue our operations. To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of such securities could result in dilution to our shareholders and/or increased debt service commitments. If adequate funds are not available, we may be unable to sufficiently develop or maintain our existing operations.

BECAUSE WE HAVE EARNED VERY LITTLE IN REVENUES, THE SUCCESS OF OUR BUSINESS REQUIRES CONTINUED FUNDING. IF WE CANNONT RAISE THE MONEY WE NEED TO SUPPORT OUR OPERATIONS UNTIL WE EARN SIGNIFICANT REVENUES, WE MAY BE REQUIRED TO CURTAIL OR TO CEASE OUR OPERATIONS AND YOU COULD LOSE YOUR ENTIRE INVESTMENT.

Our ability to develop our business depends upon our receipt of money to continue our operations while we introduce our products and a market for them develops. If this funding is not received as needed, it is unlikely that we could continue our business, in which case you would lose your entire investment. Our ability to access the capital markets has been hindered generally by the overall economic downturn in recent years and specifically by the capital markets waning interest in small technology concept companies with insignificant revenues.

To the extent that we need additional funding, we cannot assure you that such financing will be available to us when needed, on commercially reasonable terms, or at all. If we are unable to obtain additional financing, we may be required to curtail the commercialization of our products and possibly cease our operations.

OUR ABILITY TO EFFECTUATE OUR BUSINESS MODEL MAY BE LIMITED, WHICH WOULD ADVERSELY EFFECT OUR BUSINESS AND FINANCIAL CONDITIONS.

Our future performance will depend to a substantial degree upon our ability to effectuate and generate revenues from our licensing and royalty business model. In this regard, we have licensed technology and generate royalty payments from the sale of products utilizing such technology. However, there is no assurance of our ability to effectively license our technologies or that a market for our technologies will develop to generate sustainable revenues through royalty payments.

WE MAY FACE STRONG COMPETITION FROM LARGER, ESTABLISHED COMPANIES.

We likely will face intense competition from other companies, both globally and within the United States, in the development of haptics and fuel cell technologies, virtually all of which can be expected to have longer operating histories, greater name recognition, larger installed customer bases and significantly more financial resources and research and development facilities than Manhattan Scientifics. There can be no assurance that developments by our current or potential competitors will not render our proposed products obsolete.

WE ARE DEPENDENT FOR OUR SUCCESS ON A FEW EMPLOYEES. THE LOSS OF ONE OR MORE OF THESE EMPLOYEES COULD HAVE AN ADVERSE EFFECT ON OUR OPERATIONS.

Our future success will depend, to a significant degree, on the continued services of our Chief Executive Officer, Marvin Maslow, our Chief Operating Officer, Jack Harrod and on our ability to attract, motivate and retain highly qualified and talent personnel as the need arises. Loss of the service of Mr. Maslow or Mr. Harrod would have a material adverse effect on our business and operations.

OUR INABILITY TO OBTAIN DIRECTORS' AND OFFICERS' INSURANCE COULD HAVE AN ADVERSE AFFECT ON OPERATIONS.

We have been unable to obtain directors' and officers' insurance for our management at reasonable premiums or with adequate coverage. In light of the Sarbanes-Oxley Act of 2002, it has become increasingly difficult for small capitalized public companies to obtain such insurance at a reasonable cost. Our inability to secure such insurance could lead to the loss of one or more officers and directors which would have a material adverse effect on our operations and our ability to function as a public entity.

WE CANNOT ASSURE YOU THAT WE WILL BE SUCCESSFUL IN DEVELOPING AND
COMMERCIALIZING ADDITIONAL PRODCUTS.

Our ability to successfully develop any additional products is uncertain. Potential new products may require additional research, development, testing, regulatory approval and additional investment prior to their commercialization, which may not be successful. There can be no assurance that we can develop commercially successful products in the future.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY OR WE COULD BECOME INVOLVED IN LITIGATION WITH OTHERS REGARDING OUR INTELLECTUAL PROPERTY. EITHER OF THESE EVENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

We rely on a combination of intellectual property law, nondisclosure, trade secret and other contractual and technical measures to protect our proprietary right. However, we cannot assure you that these provisions will be adequate to protect our intellectual property. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

Although we believe that our intellectual property does not infringe upon the proprietary rights of third parties, competitors may claim that we have infringed on their products.

If we were to become involved in disputes regarding the use or ownership of intellectual property rights, we could incur substantial costs in defending or prosecuting any such action and the defense or prosecution of the action would likely result in a diversion of management resources. Any dispute relating to our intellectual property could have a material adverse effect on our business.

OUR MANAGEMENT IS ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER ALL MATTERS REQUIRING SHAREHOLDER APPROVAL.

Our existing directors, executive officers, and their respective affiliates are the beneficial owners of 26.3% of the outstanding shares of common stock and common stock equivalents, including convertible stock options. As a result, our existing directors, executive officers, principal shareholders and their respective affiliates, if acting together, would be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

THE COMPANY'S LARGEST SHAREHOLDER RECENTLY FILED FOR BANKRUPTCY WHICH COULD HAVE A NEGATIVE EFFECT ON OUR SHARE PRICE AND INHIBIT OUR ABILITY TO OPERATE.

Lancer Partners, an institutional hedge fund, filed for Chapter 11 bankruptcy protection in June 2003. Lancer Partners, through its affiliate funds, owns 45,000,000 shares of our Common Stock as well as an option to purchase 10,000,000 shares of our common stock at a price of $0.05 per share. These shares are now controlled by the bankruptcy trustee.

The control by the bankruptcy trustee of such a large block of stock could adversely effect our share price if they decide to sell the shares on the market. The effect of such a large concentration of shares on the marketeven over a period of time could reduce our share price and hinder the liquidity of other shareholders. In turn, a further reduction in our share price would hinder our access to capital or negatively effect the terms upon which we are to receive such capital. While we are seeking a solution with the bankruptcy trustee as to the disposition of such shares, there is no guarantee that we will come to a resolution that is favorable to our company.

THE TRADING PRICE OF OUR COMMON STOCK MAY DECREASE DUE TO FACTORS BEYOND OUR CONTROL.

The trading price of our common stock is subject to significant fluctuations in response to numerous factors, including:

      o     variations in anticipated or actual results of operations;

      o announcements of new products or technological innovations by us or our competitors;

      o     changes in earnings estimates of operational results by analysts;

      o     inability of market makers to combat short positions on the stock;

      o     an overall downturn in the financial markets and stock markets;

      o the use of stock to pay employees and consultants if sufficient working capital is not available;

      o inability of the market to absorb large blocks of stock sold into the market; and

      o     developments or disputes concerning our intellectual property


Moreover, the stock market from time-to-time has experienced extreme price an volume fluctuations, which have particularly affected the market prices for small technology companies without significant revenues. These broad market fluctuations may adversely affect the market price of our Common Stock. If our shareholders sell substantial amounts of their common stock in the public market, the price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a price we deem appropriate.

WE HAVE NO PAID CASH DIVIDENDS AND IT IS UNLIKELY THAT WE WILL PAY CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

We plan to use all of our earnings, to the extent we have significant earnings, to fund our operations. We do not plan to pay any cash dividends in the foreseeable future. We cannot guarantee that we will, at any time, generate sufficient surplus cash that would be available for distribution as a dividend to the holders of our Common Stock. You should not expect to receive cash dividends on our Common Stock.

WE HAVE THE ABILITY TO ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK WITHOUT ASKING FOR SHAREHOLDER APPROVAL, WHICH COULD CAUSE YOUR INVESTMENT TO BE DILUTED.

Our Certificate of Incorporation currently authorize the Board of Directors to issue up to 250,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock. The power of the Board of Directors to issue shares of Common Stock or warrants or options to purchase shares of Common Stock is generally not subject to shareholder approval. Accordingly, any additional issuance of our Common Stock may have the effect of further diluting your investment.

WE MAY RAISE ADDITIONAL CAPITAL THROUGH A SECURITIES OFFERING THAT COULD DILUTE YOUR OWNERSHIP INTEREST.

We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, those securities may have rights, preferences or privileges senior to those of the holders of our Common Stock. The issuance of additional Common Stock or securities convertible into Common Stock by our management will also have the effect of further diluting the proportionate equity interest and voting power of holders of our Common Stock.

LIMITED PUBLIC MARKET FOR OUR COMMON STOCK MAY AFFECT OUR SHAREHOLDERS' ABILITY TO SELL OUR COMMON STOCK.

Our Common Stock currently is trade on the pink sheets, which is generally considered to be a less efficient market than national exchanges. Consequently, the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, difficulties in obtaining price quotations, reduction in security analysts' and the new media's coverage of us, if any, and lower prices for our securities than might otherwise be attained. This circumstance could have an adverse effect on the ability of an investor to sell any shares of our common stock as well as on the selling price for such shares. In addition, the market price of our common stock may be significantly affected by various additional factors, including, but not limited to, our business performance, industry dynamics or changes in general economic conditions.

APPLICABILITY OF "PENNY STOCK RULES" TO BROKER-DEALER SALES OF OUR COMMON STOCK COULD HAVE A NEGATIVE EFFECT ON THE LIQUIDITY AND MAREKT PRICE OF OUR COMMON STOCK.

Our common stock is subject to the "penny stock rules" adopted pursuant to Rule 15g-9 of the Securities and Exchange Acto of 1934, as amended, which apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which has a tangible net worth of less than $5,000,000 -or $2,000,000 if we have been operating for three or more years. The penny stock rules impose additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchase and have received the purchaser's written consent to the transaction prior to sale. Consequently, the penny stock rules affect the ability of broker-dealers to sell shares of our common stock and may affect the ability of shareholders to sell their shares in the secondary market if such a market should ever develop, as compliance with such rules may delay and/or preclude certain trading transactions. The penny stock rules could have an adverse effect on the liquidity and/or market price of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

         In the first quarter of 2003, as a cost saving measure, our principal executive office relocated to 405 Lexington Avenue, New York, New York. We lease approximately 300 square feet of office space. The aggregate rental cost for this office space is $12,000 in 2003.

         In the first quarter of 2003, as a cost saving measure, we relinquished our space at 127 Eastgate Industrial Park, Los Alamos, New Mexico. During 2002, we leased that space at the annual rate of $3,660. We will still have a presence in New Mexico, as the inventor of the micro fuel cell has agreed to provide us with space in our updated contractual arrangement with him.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS OF OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our Common Stock trades on the pink sheets under the symbol "MHTX.PK". The following table sets forth for the periods indicated, the high and low per share bid information for our common stock for the last two fiscal years as reported by Yahoo Finance. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark down or commissions and may not represent actual transactions.

                                   Bid Prices

2002                                                             High      Low
                                                                ------    ------

First Quarter.......................................            $ .53     $ .25
Second Quarter......................................              .34       .14
Third Quarter.......................................              .16       .06
Fourth Quarter......................................              .11       .05

2001                                                             High      Low
                                                                ------    ------

First Quarter.......................................            $2.34     $0.69
Second Quarter......................................             1.30      0.71
Third Quarter.......................................             0.97      0.38
Fourth Quarter......................................             0.76      0.31


         As of December 31, 2002, we had 479 registered shareholders (however, this amount does not include shareholders who hold shares in street name, which can be significant) and 124,262,522 shares of Common Stock issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

         During the past four years, we have issued unregistered securities in the following transactions:

            From April through June 2003, the Company granted a total of 6,695,000 shares in exchange for options to purchase shares of the Company's common stock. The shares had a value of $267,800 at the time of the exchange. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

            In June 2003, the Company issued 335,000 shares to outside counsel for legal services valued at $21,775. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

            In June, 2003, the Company issued 1,585,000 shares to three consultants for services valued at $76,750. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

            In March and April 2003, the Company granted a total of 24,750,000 shares and 3,000,000 options to purchase common stock to the Company's officers and directors as compensation with a total value of $892,000.

            In March 2003, the Company issued 1,600,000 to four consultants for services related to legal issues and public relations and valued at $64,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

            In March 2003, the Company issued 2,000,000 shares to outside securities counsel for providing legal services valued at $80,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

            In March 2003, the Company issued 20,000 shares to each of three consultants (60,000 shares total) for providing secretarial and administrative services valued at $2,700 to the Company. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

            In February 2003, we sold 1,000,000 shares of our common stock to one accredited investor for $40,000. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

            In October 2002, the Company issued 75,000 shares of common stock valued at $6,150 to a consultant for providing services to the Company. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

            From July to September 2002, the Company issued a total of 795,301 shares of common stock valued at $89,530 to consultants for providing services to the Company. These transactions were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

            In May 2002, the Company issued 273,216 shares of common stock valued at $65,067 to two service providers for services rendered to the Company. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

            In May 2002, the Company issued 1,000,000 shares of common stock for $100,000 to one accredited investor. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

            In May 2002, the Company issued 200,000 shares of common stock for $30,000 to one accredited investor. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

            In April 2002, the Company contracted to sell 400,000 shares of common stock to one accredited investor for $100,000. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In April 2002, the Company sold 600,000 shares of common stock to one accredited investor for $150,000. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

In March 2002, the Company issued 100,000 shares of common stock in connection with the conversion of Series B preferred shares at a rate of 1 Series B preferred share to 10 common shares. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

            In February 2002, the Company issued 620,000 shares of common stock valued at $206,300 to consultants for services rendered. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

            In February 2002, the Company issued 975,000 shares of common stock to a consultant for research and development costs. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In January 2002, the Company sold 285,700 shares of common stock to one accredited investor for $100,000. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In January 2002, the Company sold 850,000 shares of common stock to one accredited investor for $255,000. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

            In January 2002, the Company issued 19,110 shares of common stock valued at $7,644 to a consultant for services rendered. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In September 2001, the Company issued 335,000 shares of common stock in connection with the conversion of Series B preferred shares at a rate of 1 Series B preferred share to 10 common shares. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In September 2001, the Company issued 150,000 shares of common stock at market price of $.45 per share to two consultants for providing legal and public relations services rendered. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In August 2001, the Company issued 3,000 shares of common stock valued at $2,250 to a consultant for services rendered. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In July 2001, the Company issued 2,000,000 shares of common stock in connection with the conversion of Series C preferred shares at a rate of 1 Series C preferred share to 200 common shares. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In July 2001, the Company issued 234,257 shares of common stock at market prices of $.84 and $.50 per share to two consultants for marketing and media services rendered. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In July 2001, the Company sold 200,000 shares of common stock to one accredited investor for $100,000. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In June 2001, the Company sold 135,000 shares of common stock to one accredited investor for $97,200. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In May 2001, the Company sold 100,000 shares of common stock to one accredited investor for $80,000. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In April 2001, the Company sold 200,000 shares of common stock to one accredited investor for $120,000. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In April 2001, the Company sold 112,500 shares of common stock to one accredited investor for $69,750. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In March 2001, the Company sold 200,000 shares of common stock to one accredited investor for $144,000. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In March 2001, the Company sold 150,000 shares of common stock to one accredited investor for $100,000. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         From March 2001 through December, 2001, the Company issued an aggregate of 811,250 shares of common stock to a consulting company, in lieu of cash, as compensation for services rendered and to be rendered. The Company also issued 15,000 shares of common stock to this company in March 2001 for additional fees owed. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In March 2001, the Company issued 6,000 shares of common stock to three individuals (2,000 shares each), as compensation for services rendered. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In February 2001, the Company agreed to issue 150,000 shares of common stock to NMXS.com, Inc. (of whom we were an affiliate) in exchange for NMXS.com, Inc.'s agreement to issue warrants to the Company to purchase 1,500,000 shares of NMXS.com, Inc.'s common stock. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In January, 2001, the Company issued 44,012 shares of common stock to an individual, in lieu of cash, as compensation for legal patent services rendered. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In December 2000, the Company sold 800,000 shares of common stock to one accredited investor for $1,000,000. In connection with this transaction, the Company also issued to this investor a warrant certificate to purchase a variable quantity of common shares (between 200,000 and 1,000,000 shares) at a variable strike price (between $.01 and $1.25), based upon the market share price at time of exercise. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In December 2000, the Company issued 50,000 shares of common stock to an individual, in lieu of cash, as compensation for services rendered. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In November, 2000, the Company sold 800,050 shares of common stock to five accredited investors for an aggregate of $1,000,063. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In October 2000, the Company issued 1,000 shares of common stock to an individual, in lieu of cash, as partial compensation for services rendered. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In September 2000, the Company issued 5,500 shares of common stock to an individual, in lieu of cash, as compensation for office furnishings and fixtures. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In July 2000, the Company issued options to purchase 110,000 shares of common stock at $2.25 per share to an individual, in lieu of cash, as compensation for providing investor relations services. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In July 2000, the Company issued 5,000 shares of common stock to an individual, in lieu of cash, as compensation for office furnishings and fixtures. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In June 2000, the Company sold 14,000 shares of Series C Preferred Stock to two accredited investors for an aggregate of $1,400,000. The Company also issued 710,000 shares of common stock to these investors in connection with this transaction. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In the fourth quarter of 1999, the Company sold 1,048,000 shares of common stock to nine accredited investors for $786,000. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In the fourth quarter of 1999, the Company sold 245,165 shares of Series B Preferred Stock to ten accredited investors for $1,470,990. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         On October 15, 1999, the Company sold 1,600 shares of common stock to an individual as compensation in lieu of cash for computer repair and crash recovery services rendered. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         On August 5, 1999, the Company sold 1,000,000 shares of common stock to Novars Gesellschaft fur neu Technologien GmbH for the acquisition of certain mid-range fuel cell technologies. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         On May 6, 1999, the Company sold 10,000 shares of common stock to McKee Wallwork, in lieu of cash for conducting a market survey in connection with NMXS.com, Inc. prior to the Company's investment in that company. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         On May 6, 1999, the Company sold 100,000 shares of common stock to the Peters Corporation or its designee, in lieu of cash as compensation for corporate furnishings. This transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

         As of January 4, 1999, the Company sold options to Stanton Crenshaw Communications to purchase 350,000 shares of common stock at an exercise price of $0.20 per share in exchange for public relations services. In addition, the Company agreed to issue to Stanton Crenshaw $2,500 worth of common stock per month, commencing as of April 1, 1999, also in exchange for ongoing public relations services. The shares accrue monthly based upon the closing price of the Company's stock on the last day of each month, and are to be issued quarterly. As of October 24, 2002, the Company has issued Stanton Crenshaw Communications, Inc. 214,696 shares of common stock. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Securities Authorized for Issuance under Equity Incentive Plans

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2002, the most recently completed fiscal year.

--------------------------------------- ----------------------------------- ------------------------ -------------------------------
                                                                                                     Number of securities
                                                                                                     remaining available for
                                                                            Weighted average         future issuance under equity
                                        Number of securities to be issued   exercise price of        compensation plans (excluding
                                        upon exercise of outstanding        outstanding options,     securities reflected in
Plan Category                           options, warrants and rights        warrants and rights      column 2)
--------------------------------------- ----------------------------------- ------------------------ -------------------------------
Equity Compensation Plans Approved by
Security Holders                                       N/A                                  N/A                      N/A
--------------------------------------- ----------------------------------- ------------------------ -------------------------------
Equity Compensation Plans Not
Approved by Security Holders                            0                                   N/A                  55,281,000
--------------------------------------- ----------------------------------- ------------------------ -------------------------------

            Our 1998 Stock Option Plan (the "1998 Plan"), authorizes the issuance of options and Common Stock to officers, employees and directors. We reserved 30,000,000 shares of our Common Stock for awards to be made under the 1998 Plan. The 1998 Plan allows for the issuance of either incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees) or non-qualified stock options. The 1998 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten years. Under the 1998 Plan, the exercise price may not be less than fair market value on the date of grant for both incentive stock options and non-qualified stock options. The number of options under the 1998 Plan available for grant at December 31, 2002 was 30,000,000.

In 2000, our Board of Directors adopted the 2000 Equity Incentive Plan (the "2000 Plan"). The 2000 Plan authorizes the issuance of options, right to purchase Common Stock and stock bonuses to officers, employees, directors and consultants. We reserved 30,000,000 shares of our Common Stock for awards to be made under the 2000 Plan. On September 14, 2001, we filed a registration statement on Form S-8 to register 900,000 of these shares. On November 19, 2001, we registered an additional 550,000 shares of our common stock for issuance under the 2000 Plan. On January 30, 2002, we registered an additional 975,000 shares of our common stock for issuance under the 2000 Plan. On March 22, 2002, we registered an additional 925,000 shares of our common stock for issuance under the 2000 Plan. On July 12, 2002, we registered an additional 990,000 shares of our common stock for issuance under the 2000 Plan. On January 17, 2003, we registered an additional 8,000,000 of our common stock for issuance under the 2000 Plan. The 2000 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2000 Plan allows for the issuance of incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2000 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2000 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2000 Plan available for grant at December 31, 2002 was 25,281,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes appearing elsewhere in this Form 10-KSB.

OVERVIEW

         In January 1998, Manhattan Scientifics, Inc., then a non-operating public corporation with nominal net assets, acquired all of the outstanding common stock of Tamarack Storage Devices, Inc. by issuing 44 million shares of its common stock including approximately 43,120,000 shares issued to Projectavision, a public company which gave the stockholders of Tamarack actual control of the combined company. In addition, Manhattan Scientifics, Inc. issued 182,525 shares Series A preferred stock and a warrant to purchase 750,000 shares of its common stock at an exercise price of 10 cents per share in exchange for a note payable of $1.5 million plus accrued interest of $330,000 due to Projectavision from Tamarack. In connection with the legal form of this transaction, Tamarack became a wholly-owned subsidiary of Manhattan Scientifics, Inc. For accounting purposes, the acquisition was treated as a recapitalization of Tamarack rather than a business combination. Tamarack as the accounting acquirer of the public shell did not record goodwill or any other intangible asset for this "Reverse Acquisition". The historical financial statements are those of Tamarack. Tamarack, a development stage enterprise, was a Texas corporation formed in July 1992. Since inception, Tamarack has been involved in the research and development of products based on holographic data storage technology. Loss per share has been restated for all periods prior to the acquisition to include the number of equivalent shares received by Tamarack's stockholders in the Reverse Acquisition. Subsequently, we have sold all of Tamarack's assets.

         Since the reverse merger, we have been acquiring and licensing technologies, directing, supervising and coordinating our research and development efforts, raising capital, and initiating commercialization activities and dialogue with potential customers.

         As of December 31, 2002, we had an accumulated loss since inception, 1992, of $36,483,000. Included in this accumulated loss are charges amounting to approximately $16,587,000 relating to the issuance of equity instruments for services and approximately $6,700,000 from Tamarack prior to our acquisition of Tamarack. We expect operating losses to continue for the foreseeable future because we will be continuing to fund research and development efforts as well as generate general and administrative expenses, although the commercialization process has begun on three of the Company's four technology investments.

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

CRITICAL ACCOUNTING POLICIES

            In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income or loss from operations, and net income or net loss, as well as on the value of certain assets on our balance sheet. On a quarterly basis, we review our intellectual property portfolio for impairment pursuant to Statement of Financial Accounting Standards #144 "Impairment of Long-Lived Assets". We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management. You should refer to the notes to the accompanying consolidated financial statements for further discussion of our accounting policies.

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2002 TO FISCAL YEAR ENDED DECEMBER 31, 2001.

         NET LOSS. We reported a net loss of $4,028,000, or $.03 per common share, basic and diluted, for the year ended December 31, 2002, versus a net loss of $6,662,000, or $.06 per common share, basic and diluted, for the year ended December 31, 2001. The decrease of $2,634,000, or 40%, resulted from our reduced spending commitments for research and development. In addition, we recorded charges for the issuance of stock for services whereas in the fiscal 2002 period, we issued significantly less stock for services.

         REVENUES. We had revenues of $156,000 for the year ended December 31, 2002 principally from the sale of certain holographic data storage, intellectual property and related research equipment. We received an initial payment of $150,000 upon execution of the license agreement. We had no revenue for the year ended December 31, 2001.

         OPERATING COSTS AND EXPENSES. Operating costs and expenses for the year ended December 31, 2002 totaled $3,840,000, a decrease of $2,592,000, or 40%, versus costs and expenses of $6,432,000 for the year ended December 31, 2001. These costs and expenses are detailed below.

         GENERAL AND ADMINISTRATIVE. General expenses were $2,786,000 for the year ended December 31, 2002, which consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $4,468,000 for the year ended December 31, 2001. This decrease of $1,682,000, or 38%, is primarily a result of the fact that, in 2001, we recorded a charge for the issuance of stock for services, whereas in the fiscal 2002 period, we issued significantly less stock for services. We anticipate no significant change in general and administrative expenses in the near future, except for an increase in the officers and directors insurance expense.

         RESEARCH AND DEVELOPMENT. Research and development expenses were $865,000 for the year ended December 31, 2002, which consisted of payments on research and development agreements with various contractors, amortization of Patents and salary to our Chief Polymer Scientist. Research and development expenses amounted to $1,964,000 for the year ended December 31, 2001. This decrease of $1,099,000, or 56% resulted from our reduced spending commitments for research and development. We expect research and development costs to increase as we develop our existing technologies and acquire or license new ones, assuming we can raise the necessary capital.

              IMPAIRMENT. The Company has reviewed its patents and technology licenses for impairment and has determined that its solar fuel cell patents have become impaired. As a result, in the 4th quarter of 2002, the Company recorded a charge of approximately $189,000 to reduce the carrying value of these patents to zero.

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

         Our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, our holdings of approximately 3 million shares of common stock in NMXS.com, Inc.(which were sold in 2003 for approximately $172,000), and 40,672 shares of common stock of Novint Technologies, Inc., subsequently split into 4,067,200 shares; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

         Stockholders' equity was a deficit of $663,000 on December 31, 2002 and the working capital was a deficit of $2,186,000 on such date.

         Presently, we do not expect any significant change in the total number of employees in the near future. We intend to continue to identify and target appropriate technologies for possible acquisition or licensing.

         Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, officers and directors insurance, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of December 31, 2002, we had $68,000 in cash. As of December 31, 2001, we had $79,000 in cash. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, borrowing as appropriate, and our cash on hand. However, we do not know if those resources will be adequate to cover our capital requirements. There is no assurance that additional financing will be available to us on commercially reasonable terms, or at all. If we incur additional debt, the risks associated with our business and owning our stock could increase. If we raise capital though the sale of equity securities, the percentage ownership of our current stockholders would be diluted.


RECENTLY ISSUED ACCOUNTING STANDARDS


                In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others," ("FIN 45"). FIN 45 requires us to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements effective for the year ending December 31, 2002 expand the disclosures required by a guarantor about its obligations under a guarantee. The adoption of the disclosure requirements of this statement did not impact our financial position, results of operations or cash flows.

                In December 2002, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," ("SFAS 148") was issued. SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The adoption of the disclosure requirements of this statement did not impact our financial position, results of operations or cash flows.

            In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the adoption of SFAS No. 150 to have a material impact upon its financial position, cash flows or results of operations.

ITEM 7. FINANCIAL STATEMENTS


12.3        CONTENTS

                                                                                  PAGE
                                                                                  ----
CONSOLIDATED FINANCIAL STATEMENTS
    Independent auditors' report                                                   F-2

    Balance sheet as of December 31, 2002                                          F-3

    Statements of operations for the years ended December 31, 2002, 2001 and
        the period from July 31, 1992 (inception) through December 31, 2002        F-4

    Statements of stockholders' equity (capital deficiency) for the years ended
        December 31, 2002 and for the cumulative period from July 31, 1992
        (inception) through December 31, 2002                                      F-5

    Statements of cash flows for the years ended December 31, 2002, 2001 and
        for the period from July 31, 1992 (inception) through December 31, 2002    F-10

    Notes to consolidated financial statements                                     F-11

12.4        INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Manhattan Scientifics, Inc.

We have audited the accompanying consolidated balance sheet of Manhattan Scientifics, Inc. (a development stage enterprise) and subsidiaries ("the Company") as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity (capital deficiency), and cash flows for the years ended December 31, 2002 and 2001 and for the period from July 31, 1992 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Manhattan Scientifics Inc. and subsidiaries as of December 31, 2002 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2002 and 2001 and for the period from July 31, 1992 (inception) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations, negative cash flows from operations and has both a working capital and a capital deficiency at December 31, 2002 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                      /s/ Eisner LLP
                                      ------------------------------------------

Florham Park, New Jersey
June 10, 2003

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Balance Sheet
December 31, 2002

ASSETS
Current assets:
    Cash and cash equivalents                                                         $     68,000
    Prepaid expenses and other assets                                                       25,000
                                                                                      ------------

        Total current assets                                                                93,000

Property and equipment, net                                                                 56,000
Patents, net of accumulated amortization of $1,017,000                                   1,234,000
Investment in Novint Technologies, Inc.                                                    100,000
Technology license, net of accumulated amortization of $639,000                            145,000
Security deposit                                                                            18,000
                                                                                      ------------

                                                                                      $  1,646,000
                                                                                      ============

LIABILITIES

Current liabilities:
    Accounts payable and accrued expenses                                             $  1,337,000
    NOTE PAYABLE TO OFFICERS                                                               525,000
    NOTE PAYABLE - OTHER                                                                   417,000
                                                                                      ------------

        Total current liabilities                                                        2,279,000
                                                                                      ------------

Commitments

CAPITAL DEFICIENCY
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
    Series A convertible, redeemable, 10 percent cumulative, authorized 182,525 shares; issued and outstanding - none
    Series B convertible, authorized 250,000 shares; 74,999 shares issued and outstanding Series C convertible, redeemable, authorized 14,000 shares;
    issued and outstanding - none
Common, authorized 250,000,000 shares, 124,262,522 shares issued
    and outstanding                                                                        122,000
Additional paid-in capital                                                              40,875,000
Deferred compensation                                                                     (142,000)
Deficit accumulated during the development stage                                       (41,488,000)
                                                                                      ------------

        Total Capital Deficiency                                                          (633,000)
                                                                                      ------------

                                                                                      $  1,646,000
                                                                                      ============

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Operations

                                                                                                PERIOD FROM
                                                                                                JULY 31, 1992
                                                                                                (INCEPTION)
                                                                  YEAR ENDED                      THROUGH
                                                                 DECEMBER 31,                   DECEMBER 31,
                                                          2002                 2001                 2002
                                                      -------------        -------------        -------------
Revenue                                               $     156,000                             $     406,000

Costs and expenses:
    GENERAL AND ADMINISTRATIVE                            2,786,000        $   4,468,000           31,665,000
    RESEARCH AND DEVELOPMENT                                865,000            1,964,000            7,545,000
  IMPAIRMENT CHARGE OF CERTAIN PATENTS                      189,000                                   189,000
                                                      -------------        -------------        -------------

           Total costs and expenses                       3,840,000            6,432,000           39,399,000
                                                      -------------        -------------        -------------

Loss before other income and expenses                    (3,684,000)          (6,432,000)         (38,993,000)

Other income and expenses:
    Proceeds from sale of NMSX.com Common Stock              78,000                                    78,000
    Contract revenue                                                                                3,602,000
    Interest and other expense                              (51,000)             (41,000)            (661,000)
    Interest income                                           1,000               16,000              168,000
    Equity in losses of investees                          (346,000)            (205,000)            (651,000)
                                                      -------------        -------------        -------------
  Loss on disposal of equipment                             (26,000)                                  (26,000)
                                                      -------------        -------------        -------------
Net loss/comprehensive loss                           $  (4,028,000)       $  (6,662,000)       $ (36,483,000)
                                                      =============        =============        =============

BASIC AND DILUTED LOSS PER SHARE:
    Weighted average number of common shares
        outstanding                                     122,007,937          110,921,175
                                                      =============        =============
    Basic and diluted loss per share                  $        (.03)       $        (.06)
                                                      =============        =============

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity
(Capital Deficiency) (Notes A and F)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2002

                                                                      Preferred Stock   Preferred Stock
                                                          Series A    $.001 Par Value   $.001 Par Value         Common Stock
                                                         Preferred        Series B          Series C           $.001 Par Value
                                                           Stock      Shares    Amount  Shares   Amount    Shares          Amount
                                                           -----      ------    ------  ------   ------    ------          ------
Initial issuance of shares to founders on contribution
    of intangible assets at historic cost basis                                                          14,391,627       $ 14,500
Additional founders' contribution
Issuance of 1,037,000 shares of Series A preferred
    stock, net of issuance costs                         $ 10,000
Net loss
                                                         --------                                        ----------       --------
Balance, March 31, 1993                                    10,000                                        14,391,627         14,500
Issuance of shares to investor at approximately

    $.21 per share                                                                                       14,391,627         14,500
Issuance of shares on exercise of options                                                                   479,720          1,000
Services performed in exchange for Series A
    preferred stock issued in fiscal 1993
Net loss
                                                         --------                                        ----------       --------
Balance, March 31, 1994                                    10,000                                        29,262,974         30,000
Services performed for Series A preferred stock
    issued in fiscal 1993
Issuance of shares at approximately $.52 per share                                                          345,399
Net loss
                                                         --------                                        ----------       --------
Balance, December 31, 1994                                 10,000                                        29,608,373         30,000
Issuance of 163,000 shares of Series A preferred stock      2,000
Write-off of amounts receivable from stockholders
Net loss
                                                         --------                                        ----------       --------
Balance, December 31, 1995                                 12,000                                        29,608,373         30,000
Issuance of shares upon exercise of option for $15,000                                                   14,391,627         14,000
Net loss

Balance, December 31, 1996                                 12,000                                        44,000,000         44,000
Purchase and retirement of 1,200,000 shares of
    Series A preferred stock                              (12,000)
Purchase of 7,195,814 treasury shares of common
    stock for $15,000
Net loss/comprehensive loss
                                                         --------                                        ----------       --------
Balance, December 31, 1997 (carried forward)                    0                                        44,000,000         44,000

                                                                                                    Deficit
                                                                                       Amounts    Accumulated
                                                          Additional                 Receivable    During the
                                                           Paid-in      Deferred        From      Development   Treasury
                                                           Capital    Compensation  Stockholders     Stage       Stock      Total
                                                           -------    ------------  ------------     -----       -----      -----
Initial issuance of shares to founders on contribution
    of intangible assets at historic cost basis          $      500                                                        $ 15,000
Additional founders' contribution                            40,000                 $ (40,000)                                    0
Issuance of 1,037,000 shares of Series A preferred
    stock, net of issuance costs                          1,020,000                  (286,000)                              744,000
Net loss                                                                            $(543,000)                             (543,000)
                                                         ----------                 ---------    ----------              ----------
Balance, March 31, 1993                                   1,060,500                  (326,000)     (543,000)                216,000
Issuance of shares to investor at approximately

    $.21 per share                                        2,985,500                                                       3,000,000
Issuance of shares on exercise of options                    49,000                                                          50,000
Services performed in exchange for Series A
    preferred stock issued in fiscal 1993                                             127,000                               127,000
Net loss                                                                                         (2,292,000)             (2,292,000)
                                                         ----------                 ---------    ----------              ----------
Balance, March 31, 1994                                   4,095,000                  (199,000)   (2,835,000)              1,101,000
Services performed for Series A preferred stock
    issued in fiscal 1993                                                             159,000                               159,000
Issuance of shares at approximately $.52 per share          182,000                                                         182,000
Net loss                                                                                         (2,250,000)             (2,250,000)
                                                         ----------                 ---------    ----------              ----------
Balance, December 31, 1994                                4,277,000                   (40,000)   (5,085,000)               (808,000)
Issuance of 163,000 shares of Series A preferred stock    161,000                                                           163,000
Write-off of amounts receivable from stockholders         (40,000)                     40,000                                     0
Net loss                                                                                           (972,000)               (972,000)
                                                         ----------                 ---------    ----------              ----------
Balance, December 31, 1995                                4,398,000                         0    (6,057,000)             (1,617,000)
Issuance of shares upon exercise of option for $15,000        1,000                                                          15,000
Net loss                                                                                           (284,000)               (284,000)

Balance, December 31, 1996                                4,399,000                         0    (6,341,000)             (1,886,000)
Purchase and retirement of 1,200,000 shares of
    Series A preferred stock                                (58,000)                                                        (70,000)
Purchase of 7,195,814 treasury shares of common
    stock for $15,000                                                                                         $ (15,000)    (15,000)
Net loss/comprehensive loss                                                                        (335,000)               (335,000)
                                                         ----------                 ---------    ----------   ---------  ----------
Balance, December 31, 1997 (carried forward)              4,341,000                         0    (6,676,000)    (15,000) (2,306,000)

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity
(Capital Deficiency) (Notes A and F)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2002
(continued)



                                                                      Preferred Stock   Preferred Stock
                                                          Series A    $.01 Par Value     $.01 Par Value         Common Stock
                                                         Preferred        Series B          Series C           $.001 Par Value
                                                           Stock      Shares    Amount  Shares   Amount    Shares          Amount
                                                           -----      ------    ------  ------   ------    ------          ------
Balance, December 31, 1997 (brought forward)             $     0                                         44,000,000       $ 44,000
Purchase of 7,195,813 treasury shares of common
    stock for $15,000
Special distribution of 14,391,627 shares of
    common stock to Projectavision, Inc.
Shares deemed issued in connection with reverse
    merger                                                                                               11,000,000         11,000
Issuance of 182,525 shares of Series A preferred stock
    and warrants exercisable into 750,000 shares of
    common stock at an exercise price of $.10 per share
    in exchange for note payable of $1,500,000 and
    accrued interest of $330,000 including deemed
    dividend in connection with beneficial conversion
    feature of preferred stock
Issuance of shares at $.20 per share, net of
    issuance costs                                                                                        5,000,000          5,000
Issuance of shares to purchase intangible assets                                                          7,200,000          7,000
Issuance of shares at $.58 per share for
    consulting services                                                                                   1,000,000          1,000
Issuance of warrants on February 10, 1998 to
    purchase 2,000,000 shares of common stock
    exercisable at $.75 per share at fair value for
    services resulting from cashless exercise feature
Issuance of shares at $.18 per share                                                                        275,000
Issuance of shares on conversion of 182,525 shares
    of Series A preferred stock                                                                           9,435,405         10,000
Issuance of shares at $.05 per share                                                                     20,340,000         20,000
Issuance of stock options and warrants at fair value
    for services
Net loss/comprehensive loss
                                                         -------                                         ----------       --------
Balance, December 31, 1998 (carried forward)                   0                                         98,250,405         98,000

                                                                                                   Deficit
                                                                                      Amounts    Accumulated
                                                          Additional                Receivable    During the
                                                           Paid-in     Deferred        From      Development   Treasury
                                                           Capital   Compensation  Stockholders     Stage       Stock      Total
                                                           -------   ------------  ------------     -----       -----      -----
Balance, December 31, 1997 (brought forward)             $ 4,341,000                 $      0   $(6,676,000) $ (15,000) $(2,306,000)
Purchase of 7,195,813 treasury shares of common
    stock for $15,000                                                                                          (15,000)     (15,000)
Special distribution of 14,391,627 shares of
    common stock to Projectavision, Inc.                     346,000                                            30,000      376,000
Shares deemed issued in connection with reverse
    merger                                                   (11,000)
Issuance of 182,525 shares of Series A preferred stock
    and warrants exercisable into 750,000 shares of
    common stock at an exercise price of $.10 per share
    in exchange for note payable of $1,500,000 and
    accrued interest of $330,000 including deemed
    dividend in connection with beneficial conversion
    feature of preferred stock                             2,850,000                             (1,020,000)              1,830,000
Issuance of shares at $.20 per share, net of
    issuance costs                                           970,000                                                        975,000
Issuance of shares to purchase intangible assets           1,433,000                                                      1,440,000
Issuance of shares at $.58 per share for
    consulting services                                      579,000                                                        580,000
Issuance of warrants on February 10, 1998 to
    purchase 2,000,000 shares of common stock
    exercisable at $.75 per share at fair value for
    services resulting from cashless exercise feature        660,000                                                        660,000
Issuance of shares at $.18 per share                          50,000                                                         50,000
Issuance of shares on conversion of 182,525 shares
    of Series A preferred stock                              (10,000)
Issuance of shares at $.05 per share                         997,000                                                      1,017,000
Issuance of stock options and warrants at fair value
    for services                                           2,165,000                                                      2,165,000
Net loss/comprehensive loss                                                                       (4,580,000)            (4,580,000)
                                                         -----------                  -------   ------------ ---------  -----------
Balance, December 31, 1998 (carried forward)              14,370,000                        0    (12,276,000)        0    2,192,000



See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity
(Capital Deficiency) (Notes A and F)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2002
(continued)

                                                                      Preferred Stock   Preferred Stock
                                                          Series A    $.001 Par Value   $.001 Par Value         Common Stock
                                                         Preferred        Series B          Series C           $.0 01 Par Value
                                                           Stock      Shares    Amount  Shares   Amount    Shares          Amount
                                                           -----      ------    ------  ------   ------    ------          ------
Balance, December 31, 1998 (brought forward)             $     0                                         98,250,405       $ 98,000
Issuance of shares in satisfaction of accrued
    expenses                                                                                                 78,000
Issuance of shares at $.49 per share for consulting
    services                                                                                                 10,000
Issuance of shares at $.49 per share to purchase
    furniture and fixtures                                                                                  100,000
Issuance of shares at market prices as consulting
    services were performed                                                                                  17,269
Issuance of shares to purchase intangible assets                                                          1,000,000          1,000
Issuance of shares at $1.25 per share for services                                                            1,600
Issuance of stock options Immediately exercisable
    at fair value for services
Issuance of warrants on February 10, 1998 to
    purchase 2,000,000 shares of common stock
    exercisable at $.75 per share for consulting
    services resulting from notification of
    warrant holder of intent to exercise
Shares issuable at $1.27 per share in connection
    with note payable
Issuance of shares on exercise of 100,000 options
    at $.20 per share                                                                                       100,000
Issuance of Series B convertible preferred
    shares at $6.00 per share including deemed
    dividend in connection with beneficial
    conversion feature of preferred stock                             245,165

Issuance of shares at $.75 per share                                                                        533,000          1,000
Net loss/comprehensive loss
Issuance of shares at $.75 per share                                                                        515,000          1,000
Issuance of shares at market price for service                                                                4,942
Issuance of common stock to Equilink, LLC on
    exercise of cashless warrants                                                                         1,076,923          1,000
                                                         -------      -------   ------                  -----------       --------
Balance, December 31, 1999 (carried forward)                   0      245,165        0                  101,687,139        102,000


                                                                                       Amounts    Accumulated
                                                          Additional                 Receivable    During the
                                                           Paid-in      Deferred        From      Development   Treasury
                                                           Capital    Compensation  Stockholders     Stage       Stock      Total
                                                           -------    ------------  ------------     -----       -----      -----
Balance, December 31, 1998 (brought forward)             $14,370,000                   $     0   $(12,276,000) $     0   $2,192,000
Issuance of shares in satisfaction of accrued
    expenses                                                  15,000                                                         15,000
Issuance of shares at $.49 per share for consulting
    services                                                   5,000                                                          5,000
Issuance of shares at $.49 per share to purchase
    furniture and fixtures                                    49,000                                                         49,000
Issuance of shares at market prices as consulting
    services were performed                                   15,000                                                         15,000
Issuance of shares to purchase intangible assets             999,000                                                      1,000,000
Issuance of shares at $1.25 per share for services             2,000                                                          2,000
Issuance of stock options Immediately exercisable
    at fair value for services                             6,572,000                                                      6,572,000
Issuance of warrants on February 10, 1998 to
    purchase 2,000,000 shares of common stock
    exercisable at $.75 per share for consulting
    services resulting from notification of
    warrant holder of intent to exercise                   1,090,000                                                      1,090,000
Shares issuable at $1.27 per share in connection
    with note payable                                        191,000                                                        191,000
Issuance of shares on exercise of 100,000 options
    at $.20 per share                                         20,000                                                         20,000
Issuance of Series B convertible preferred
    shares at $6.00 per share including deemed
    dividend in connection with beneficial
    conversion feature of preferred stock                  2,942,000                               (1,471,000)            1,471,000

Issuance of shares at $.75 per share                         399,000                                                        400,000
Net loss/comprehensive loss                                                                        (9,800,000)           (9,800,000)
Issuance of shares at $.75 per share                         385,000                                                        386,000
Issuance of shares at market price for service
Issuance of common stock to Equilink, LLC on
    exercise of cashless warrants                             (1,000)
                                                         -----------                   -------   ------------  -------   ----------
Balance, December 31, 1999 (carried forward)              27,053,000                         0    (23,547,000)       0    3,608,000


See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity
(Capital Deficiency) (Notes A and F)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2002
(continued)


                                                                      Preferred Stock   Preferred Stock
                                                          Series A    $.001 Par Value   $.001 Par Value         Common Stock
                                                         Preferred        Series B          Series C           $.0 01 Par Value
                                                           Stock      Shares    Amount  Shares   Amount    Shares          Amount
                                                           -----      ------    ------  ------   ------    ------          ------
Balance, December 31, 1999 (brought forward)             $     0       245,165  $    0                    101,687,139     $ 102,000
Shares issued of Series C convertible preferred
    shares at $100.00 per share including deemed
    dividend in connection with beneficial conversion
    feature of preferred stock                                                           14,000  $     0
Issuance of shares in connection with Series C
    preferred stock private placement investment                                                              700,000         1,000
Shares issuable at $2.23 per share in connection with
    research and development and license agreement
Issuance of shares at market price for services                                                                11,083
Issuance of options at market value for services
Issuance of options to purchase 100,000 shares
    @$.40 per share for services
Issuance of stock options in connection with deferred
    compensation agreement
Amortization of deferred compensation
Issuance of shares to purchase furniture and fixtures                                                          10,500
Issuance of shares in connection with Series C
    preferred stock private placement                                                                          10,000
Issuance of shares at $1.25 per share                                                                       1,600,050         2,000
Conversion of Series B preferred stock to common                       (60,000)                               600,000
Issuance of shares at market price for services                                                                51,000
Shares issuable at market price for services
Net loss/comprehensive loss
                                                         -------      --------  ------  -------  -------  -----------     ---------
Balance, December 31, 2000                                     0       185,165       0   14,000        0  104,669,772       105,000
Issuance of shares in connection with private
    placement offerings                                                                                     1,097,500         1,098
Issuance of shares upon conversion of Series B
    preferred stock                                                   (100,166)                             1,001,660         1,002
Issuance of shares upon conversion of Series C
    preferred stock                                                                     (14,000)            2,800,000         2,800
Issuance of shares upon exercise of stock options                                                              15,000            15
Issuance of shares to acquire Teneo Computing Inc.                                                          1,400,000         1,400
Issuance of shares to purchase 42% of Novint
   Technologies, Inc.                                                                                       1,000,000         1,000
Issuance of shares for services at fair market value                                                        3,388,097         1,743
Exercise of warrants issued for services                                                                      942,281           942
Issuance of stock options for services
Amortization of deferred compensation
Net loss/comprehensive loss
                                                         -------      --------  ------  -------  -------  -----------     ---------
Balance, December 31, 2001 (carried forward)                   0        84,999       0        0        0  116,314,310       115,000


                                                                                                  Deficit
                                                                                     Amounts    Accumulated
                                                        Additional                 Receivable    During the
                                                         Paid-in      Deferred        From      Development   Treasury
                                                         Capital    Compensation  Stockholders     Stage       Stock      Total
                                                         -------    ------------  ------------     -----       -----      -----
Balance, December 31, 1999 (brought forward)            $27,053,000                   $    0    $(23,547,000) $    0    $ 3,608,000
Shares issued of Series C convertible preferred
    shares at $100.00 per share including deemed
    dividend in connection with beneficial conversion
    feature of preferred stock                            2,199,000                               (1,400,000)               799,000
Issuance of shares in connection with Series C
    preferred stock private placement investment            600,000                                                         601,000
Shares issuable at $2.23 per share in connection with
    research and development and license agreement        1,115,000                               (1,115,000)
Issuance of shares at market price for services              24,000                                                          24,000
Issuance of options at market value for services            229,000                                                         229,000
Issuance of options to purchase 100,000 shares
    @$.40 per share for services                                                                                            113,000
Issuance of stock options in connection with deferred
    compensation agreement                                  425,000  $  (425,000)
Amortization of deferred compensation                                    113,000
Issuance of shares to purchase furniture and fixtures        40,000                                                          40,000
Issuance of shares in connection with Series C
    preferred stock private placement
Issuance of shares at $1.25 per share                     1,998,000                                                       2,000,000
Conversion of Series B preferred stock to common
Issuance of shares at market price for services             102,000                                                         102,000
Shares issuable at market price for services                 88,000                                                          88,000
Net loss/comprehensive loss                                                                       (4,736,000)            (4,736,000)
                                                        -----------  -----------      ------    ------------  ------    -----------
Balance, December 31, 2000                               33,873,000     (312,000)          0     (30,798,000)      0      2,868,000
Issuance of shares in connection with private
    placement offerings                                     694,000                                                         695,098
Issuance of shares upon conversion of Series B
    preferred stock                                                                                                           1,002
Issuance of shares upon conversion of Series C
    preferred stock                                                                                                           2,800
Issuance of shares upon exercise of stock options             3,000                                                           3,015
Issuance of shares to acquire Teneo Computing Inc.          784,000                                                         785,400
Issuance of shares to purchase 42% of Novint
   Technologies, Inc.                                       560,000                                                         561,000
Issuance of shares for services at fair market value      2,138,000                                                       2,139,743
Exercise of warrants issued for services                    782,000                                                         782,942
Issuance of stock options for services                      250,000                                                         250,000
Amortization of deferred compensation                                     85,000                                             85,000
Net loss/comprehensive loss                                                                       (6,662,000)            (6,662,000)
                                                        -----------  -----------      ------    ------------  ------    -----------
Balance, December 31, 2001 (carried forward)             39,084,000     (227,000)          0     (37,460,000)      0      1,512,000


See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity
(Capital Deficiency) (Notes A and F)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2002
(continued)


                                                                      Preferred Stock   Preferred Stock
                                                          Series A    $.001 Par Value   $.001 Par Value         Common Stock
                                                         Preferred        Series B          Series C           $.0 01 Par Value
                                                           Stock      Shares    Amount  Shares   Amount    Shares          Amount
                                                           -----      ------    ------  ------   ------    ------          ------
Balance, December 31, 2001 (brought forward)             $     0       84,999   $    0        0  $    0   116,314,310    $ 115,000
Issuance of shares in connection with private
    placement offering                                                                                        850,000        1,000
Issuance of shares for the payment of research and
    development                                                                                                75,000            0
Issuance of shares at market price for services
    rendered                                                                                                    5,000            0
Issuance of shares in connection with private
    placement offering                                                                                        285,700
Issuance of shares for the payment of research
    and development                                                                                           975,000        1,000
Issuance of shares at market price for services
    rendered                                                                                                  620,000        1,000
Issuance of shares in connection with private
    placement offering                                                                                        400,000
Issuance of shares upon conversion of Series B
    preferred stock                                                   (10,000)                                100,000
Issuance of shares  at  market price for services
    rendered                                                                                                  500,000        1,000
Issuance of shares for the payment of research and
    development                                                                                               150,000
Issuance of shares in connection with private
    placement offering                                                                                        600,000        1,000
Issuance of shares at market price for services
    rendered                                                                                                   25,277
Issuance of shares in connection with private
    placement offering                                                                                      1,000,000        1,000
Issuance of shares in connection with private
    placement offering                                                                                        200,000
Issuance of shares at market price for services
    rendered                                                                                                  247,904
Issuance of shares at market price for services
    rendered                                                                                                1,285,301
Issuance of shares at market price for services
    rendered                                                                                                  394,000            0
Issuance of shares at market price for services
    rendered                                                                                                   60,000            0
Issuance of shares at market price for services
    rendered                                                                                                   75,000            0
Amortization of deferred compensation
Net loss/comprehensive loss
                                                         -------      --------  ------  -------  -------  -----------    ----------
Balance, December 31, 2002                               $     0       74,999   $    0        0  $    0   124,262,522    $ 122,000
                                                         =======      =======   ======  =======  =======  ===========    =========

                                                                                                    Deficit
                                                                                       Amounts    Accumulated
                                                         Additional                 Receivable    During the
                                                          Paid-in      Deferred        From      Development   Treasury
                                                          Capital    Compensation  Stockholders     Stage       Stock      Total
                                                          -------    ------------  ------------     -----       -----      -----
Balance, December 31, 2001 (brought forward)             $39,084,000  $ (227,000)      $    0    $(37,460,000) $    0    $1,512,000
Issuance of shares in connection with private
    placement offering                                       253,000                                                        254,000
Issuance of shares for the payment of research and
    development                                               30,000                                                         30,000
Issuance of shares at market price for services
    rendered                                                   2,000                                                          2,000
Issuance of shares in connection with private
    placement offering                                       100,000                                                        100,000
Issuance of shares for the payment of research
    and development                                          360,000                                                        361,000
Issuance of shares at market price for services
    rendered                                                 203,000                                                        204,000
Issuance of shares in connection with private
    placement offering                                       100,000                                                        100,000
Issuance of shares upon conversion of Series B
    preferred stock                                                                                                               0
Issuance of shares  at  market price for services
    rendered                                                 135,000                                                        136,000
Issuance of shares for the payment of research and
    development                                               40,000                                                         40,000
Issuance of shares in connection with private
    placement offering                                       149,000                                                        150,000
Issuance of shares at market price for services
    rendered                                                   8,000                                                          8,000
Issuance of shares in connection with private
    placement offering                                        99,000                                                        100,000
Issuance of shares in connection with private
    placement offering                                        30,000                                                         30,000
Issuance of shares at market price for services
    rendered                                                  59,000                                                         59,000
Issuance of shares at market price for services
    rendered                                                 169,000                                                        170,000
Issuance of shares at market price for services
    rendered                                                  39,000                                                         39,000
Issuance of shares at market price for services
    rendered                                                   8,000                                                          8,000
Issuance of shares at market price for services
    rendered                                                   7,000                                                          7,000
Amortization of deferred compensation                                      85,000                                            85,000
Net loss/comprehensive loss                                                                        (4,028,000)           (4,028,000)
                                                         -----------  -----------      ------    ------------  ------    -----------
Balance, December 31, 2002                               $40,875,000  $ (142,000)      $    0    $(41,488,000) $    0    $ (633,000)
                                                         ===========  ==========       ======    ============  ======    ==========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                      PERIOD FROM
                                                                                                                       JULY 31, 1992
                                                                                                                       (INCEPTION)
                                                                                          YEAR ENDED                    THROUGH
                                                                                          DECEMBER 31,                 DECEMBER 31,
                                                                                   2002                2001                2002
                                                                               ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                   $ (4,028,000)       $ (6,662,000)       $(36,483,000)
    Adjustments to reconcile net loss to net cash used
        in operating activities:
        Reduction of accumulated losses on sale of NMXS.Com common stock            (78,000)                                (78,000)
        Common stock issued for services                                          1,064,000           1,844,000           3,725,000
        Preferred stock issued for services                                                                                 598,000
        Stock options issued for services                                           127,000             335,000           9,541,000
        Warrants issued for services                                                                    782,000           2,532,000
        Financing costs payable with common stock                                                                           191,000
        Loss of equity investee                                                     310,000             205,000             615,000
        Amortization of technology license                                          392,000                                 392,000
         Amorization of patents                                                     244,000                                 244,000
         Depreciation                                                                30,000                                  30,000
        Loss on disposal of equipment                                                26,000                                  26,000
        Impairment charge of certain patents                                        189,000                                 189,000
        Changes in:
           Prepaid expenses                                                          18,000             (30,000)            (24,000)
           Accounts payable and accrued expenses                                    772,000             332,000           1,700,000
           Accounts receivable                                                                           87,000
                                                                               ------------        ------------        ------------
               Net cash used in operating activities                               (934,000)         (2,373,000)        (15,128,000)
                                                                               ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES;
    Purchase of equipment                                                                                (3,000)           (423,000)
    Purchase of investment                                                                                                 (100,000)
    Proceeds received from sale of NMSX.Com common stock                             78,000                                  78,000
                                                                               ------------                            ------------

    Proceeds from sale of equipment                                                                                          14,000
                                                                               ------------        ------------        ------------
               Net cash used in investing activities                                 78,000              (3,000)           (431,000)
                                                                               ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                                                                                             (100,000)
    Proceeds from note payable to stockholders                                                          250,000           2,399,000
    Proceeds from note payable - other                                              115,000                                 415,000
    Repayment of note payable - other                                                (5,000)            (13,000)            (18,000)
    Net proceeds from issuance of preferred stock                                                                         3,569,000
    Net proceeds from issuance of common stock                                      735,000             698,000           9,530,000
    Loan repayment to preferred stockholder                                                                                (148,000)
    Capital lease payments                                                                                                  (13,000)
    Security deposit paid                                                                                                    (7,000)

               Net cash provided by financing activities                            845,000             935,000          15,627,000
                                                                               ------------        ------------        ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (11,000)         (1,441,000)             68,000
Cash and cash equivalents, beginning of period                                       79,000           1,520,000
                                                                               ------------        ------------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $     68,000        $     79,000        $     68,000
                                                                               ============        ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                              $     22,000        $     20,000        $     14,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
    Fixed assets contributed to the Company in exchange
        for Series A preferred stock                                                                                   $     45,000
    Issuance of 14,391,627 common shares to acquire
        intangible assets                                                                                              $     15,000
    Special distribution of 14,391,627 shares of common
        stock to stockholder in settlement of
        stockholder advances                                                                                           $    376,000
    Issuance of 7,200,000 common shares to acquire
        intangible assets                                                                                              $  1,440,000
    Issuance of Series A preferred stock and warrants
        in settlement of note payable and accrued interest                                                             $  1,830,000
    Issuance of 1,000,000 common shares to acquire
        intangible assets                                                                                              $  1,000,000
    Issuance of 100,000 common shares to acquire
        furniture and fixtures                                                                                         $     49,000
    Issuance of 78,000 common shares in satisfaction
        of accrued expenses                                                                                            $     15,000
    Issuance of 10,500 shares to acquire furniture
        and fixtures                                                                                                   $     40,000
    Issuance of 1,400,000 of common shares to
        acquire Teneo Computing                                                                    $    785,000        $    785,000
    Issuance of 1,000,000 of common shares to
        purchase 42% of Novint Technologies                                                        $    561,000        $    561,000


See notes to consolidated financial statements

NOTE A - ORGANIZATION AND OPERATIONS

Manhattan Scientifics, Inc. (formerly Grand Enterprises, Inc. ("Grand"), and its wholly-owned subsidiaries Tamarack Storage Devices, Inc. and Teneo Computing, Inc. ("Teneo") (collectively "the Company"), a development stage enterprise, operates in a single business segment as a technology incubator that seeks to acquire, develop and bring to market technologies with an emphasis on consumer and commercial electronics. At December 31, 2002, the Lauer Entities (Lancer Management Group, LLC) owns approximately 33% of the Company's common stock. In April 2003, Lancer Partners LLC filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States for the District of Connecticut.

In January 1998, Manhattan Scientifics, Inc., then a non-operating public corporation with nominal net assets acquired all of the outstanding common stock of Tamarack Storage Devices, Inc. ("Tamarack") by issuing 44 million shares of its common stock including approximately 43,120,000 shares issued to Projectavision, a public company which gave the stockholders of Tamarack actual control of the combined company. In addition, Manhattan Scientifics, Inc. issued 182,525 shares of Series A preferred stock and a warrant to purchase 750,000 shares of its common stock at an exercise price of $.10 per share in exchange for a note payable of $1.5 million plus accrued interest of $330,000 due to Projectavision from Tamarack. In connection with the legal form of this transaction, Tamarack became a wholly-owned subsidiary of Manhattan Scientifics, Inc. For accounting purposes, the acquisition was treated as a recapitalization of Tamarack rather than a business combination. Tamarack as the accounting acquiror of the public shell did not record goodwill or any other intangible asset for this "Reverse Acquisition". The historical financial statements are those of Tamarack. Tamarack, a development stage enterprise, was a Texas corporation formed in July 1992. Tamarack was involved in the research and development of products based on holographic data storage technology. Loss per share has been restated for all periods prior to the acquisition to include the number of equivalent shares received by Tamarack's stockholders in the Reverse Acquisition. In 2002, the Company sold the holographic data storage technology associated with Tamarack for $150,000

Prior to this transaction, Projectavision owned approximately 98% of Tamarack. Projectavision through cash investments acquired approximately 65% of Tamarack through December 31, 1996. During late 1997 and early 1998, as a result of a treasury stock transaction between Tamarack and its two founding stockholders, Projectavision came to own approximately 97% of the outstanding shares of Tamarack. In lieu of repayment of certain advances made by Projectavision amounting to approximately $376,000, Tamarack made a special dividend distribution to Projectavision of the 14,391,627 treasury shares increasing Projectavision's ownership of Tamarack to 98%. The value ascribed to this transaction amounted to a reduction of the treasury stock at historical cost and a contribution to additional paid-in capital of $346,000 as part of the reverse acquisition.

Concurrently with the Reverse Acquisition, Tamarack merged with DKY, Inc., a newly formed company. In connection with this transaction, Tamarack, as the surviving entity, obtained certain license/intellectual property assignment rights held by DKY, Inc. In addition, the Company issued 7,200,000 common shares to acquire certain intangible assets from DKY, Inc.'s stockholder valued at $1.4 million. Subsequently, the Company has sold all the assets of Tamarack.

In May 2001 as part and parcel of a series of transactions between the Company and Novint Technologies, Inc. ("Novint") modifying an earlier agreement, the Company acquired all of the outstanding common stock of Teneo by issuing 1,400,000 common shares to the stockholders of Teneo valued at $785,000 and 42% of the outstanding common stock of Novint by issuing 1,000,000 common shares to Novint valued at $561,000. Teneo and Novint are both development stage enterprises involved in research and development of proprietary technologies and products in the area of haptics (see Note D [2]). Haptics is an emerging technology that allows computer users to have the physical sensation of manipulating and touching objects on a computer screen as if they were three-dimensional, using a special mouse.

The Company has been engaged primarily in directing, supervising and coordinating research and development efforts and raising funds. The Company conducts its operations primarily in the United States and Germany.

There is no assurance that the Company's research and development and marketing efforts will be successful, or that the Company will achieve significant sales of any products derived therefrom. The Company has incurred net losses and negative cash flows from operations since its inception and it has both a working capital and stockholders deficit at December 31, 2002. In addition, the Company operates in an environment of rapid change in technology and is dependent upon the services of its employees and its consultants. If the Company is unable to successfully commercialize its technologies, it is unlikely that it will continue in business.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company will continue to require the infusion of capital until operations become profitable. During 2003 the Company was able to raise $40,000 through the sale of its stock in private placement transactions and it also licensed its mid-range fuel cell technology to a third-party for $300,000. The Company has also issued its common stock to employees and consultants as payment for services rendered.

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

[4]   INTANGIBLE ASSETS:

      Patents and licenses are recorded at cost. Amortization is charged against results of operations using the straight-line method over the estimated economic useful life. Patents related to the mid-range fuel cell and the micro fuel cell technologies are estimated to have an economic useful life of 10 years. Licenses relating to the haptics technology are estimated to have economic useful lives ranging between two and three years.

[5]   INCOME TAXES:

      The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the differences between the tax basis of assets and liabilities and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the years in which the differences are expected to reverse. The Company has provided a full valuation allowance on its deferred tax assets as the Company feels that it is more likely than not that it will not realize the benefits of these assets.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (CONTINUED)

[6]   PER SHARE DATA:

      The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock outstanding. All potentially dilutive securities (see Note F) have been excluded from the computations since they would be antidilutive. The total potential common shares that were excluded from the earnings per share calculation because they were anti-dilutive amounted to 37,445,000. These potential common shares include shares issuable upon the exercise of options and shares issuable upon conversion of the Series B preferred stock.

[7]   RESEARCH AND DEVELOPMENT EXPENSES:

      Costs of research and development activities are expensed as incurred.

[8]   ADVERTISING EXPENSES:

      The Company expenses advertising costs which consist primarily of promotional items and print media, as incurred. Advertising expenses amounted to $11,000, $6,000 and $82,000 for the years ended December 31, 2002 and 2001 and for the cumulative period July 31, 1992 (inception) through December 31, 2002, respectively.

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

[10]  INVESTMENTS:

      The Company recorded its investment in Novint at cost and uses the equity method of accounting to record its share of income or loss (see Note D[2]). In October of 2002 the Company's ownership interest in NMXS.com, Inc. fell below 20%. As a result, the Company discontinued the equity method of accounting for NMXS.com, Inc. (see Note D[1]). The Company now accounts for its shares of NMXS.com as available for sale pursuant to SFAS No. 115 "Accounting For Certain Investments in Debt and Equity Securities".

[11]  REVENUE RECOGNITION:

      The Company expects to earn revenues from the sale or licensing of its products and such revenue will be recognized in accordance with the terms of the underlying agreements at the time such transactions are consummated.

      In September 2002, the Company entered into an agreement to sell certain holographic data storage intellectual property and related research equipment to a privately held company (the "buyer"). As consideration for the intellectual property and the related research equipment, the Company received cash and a warrant to purchase 238,998 shares of the buyer's junior preferred stock (the "warrants"). Also, for a period of two years commencing on the date of the sale, the Company is eligible to receive additional junior preferred stock warrants valued at approximately $200,000 if the buyer receives $1 million in licensing fees related to the holographic data storage intellectual property sold by the Company to the buyer or if the buyer receives $1 million in a qualified stock transaction as defined in the agreement.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (CONTINUED)


[11]  REVENUE RECOGNITION: (CONTINUED)

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

      In connection with the sale of the aforementioned intellectual property and research equipment the Company has recognized $150,000 in revenue during the year ended December 31, 2002. Based on certain financial information pertaining to the buyer and the terms of the warrant described above the Company has ascribed a $10,000 value to the warrants received.

      Revenue was recognized in 2000 upon production and delivery of fuel cell prototypes. Contract revenue represent primarily reimbursed expenditures incurred in prior years in connection with a government research contract. The significant aspects of this contract were completed in 1997 and the Company does not expect any reimbursements beyond 1997. Amounts reimbursed represent miscellaneous other income.

[12]  IMPAIRMENT OF LONG-LIVED ASSETS:

      Long-lived assets, including patents and technology licenses to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable using expected future undiscounted cash flows. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset's carrying amount over its fair value as determined by selling prices for similar assets or application of other appropriate valuation techniques. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value less disposal costs. The Company has reviewed its patents and technology licenses for impairment and determined that its solar fuel cell patents have become impaired due to industry technological advances and the Company's emphasis being placed on the Company's other fuel cell technologies. As a result, in the fourth quarter of 2002, the Company recorded a charge of approximately $189,000 to reduce the carrying value of these patents to zero.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (CONTINUED)


[13]  STOCK-BASED COMPENSATION:

      The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which was released in December 2002 as an amendment of SFAS No. 123. The Company's stock option plans are described in Note F[3]. The following table illustrates the effect on net loss and net loss per share if the fair value based method had been applied to all awards.

                                                                                       YEAR ENDED
                                                                                       DECEMBER 31,
                                                                                2002                 2001
                                                                            -------------        -------------
          Reported net loss                                                 $  (4,028,000)       $  (6,662,000)
          Stock-based employee compensation expense included
              in reported net loss, net of related tax effects                     85,000               85,000
          Stock-based employee compensation determined under
              the fair value based method, net of related tax effects            (306,000)            (306,000)
                                                                            -------------        -------------

          Pro forma net loss                                                $  (4,249,000)       $  (6,883,000)
                                                                            =============        =============

          Basic loss per share:
              As reported                                                   $        (.03)       $        (.06)
                                                                            =============        =============
              Pro forma                                                     $        (.03)       $        (.06)
                                                                            =============        =============

          Diluted loss per share:
              As reported                                                   $        (.03)       $        (.06)
                                                                            =============        =============
              Pro forma                                                     $        (.03)       $        (.06)
                                                                            =============        =============

      The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model with a volatility of 158% for 2001, expected life of options of 5 years, risk free interest rate of approximately 6% in 2001 and a dividend yield of 0%. The weighted average fair value of options granted during the year ended December 31, 2001 is $3.07. No options were granted during the year ended December 31, 2002.

[14]  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (CONTINUED)


      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and addresses financial accounting and reporting for impairment of long-lived assets to be held and used, and long-lived assets and components of an entity to be disposed of. The Company adopted this statement on January 1, 2002.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2002 consists of the following:

                                                    USEFUL LIFE
                                                      (YEARS)
                                                    -----------
         Furniture and fixtures                          5        $  98,000
         Computers                                       3           44,000
         Equipment                                       5          139,000
                                                                  ---------

                                                                    281,000
         Less accumulated depreciation                              225,000
                                                                  ---------

                                                                  $  56,000
                                                                  =========

The depreciation expense for years ended December 31, 2002 and 2001 were approximately $32,000 and $39,000, respectively.

NOTE D - INVESTMENTS

[1]   NMXS.COM, INC.:

      On June 3, 1999, the Company entered into an agreement with NMXS.com, Inc. (formerly New Mexico Software, Inc.) and invested $100,000 ($70,000 June 1999 and $30,000 July 1999) for 5,416,300 shares of common stock which resulted in the Company owning approximately 49% of NMXS.com, Inc. The initial investment amount exceeded the underlying net equity by approximately $63,000. The Company treated such excess as an expense to fund the development of software.

      During 1999, in connection with NMXS.com, Inc.'s transactions in its own common stock, the Company's ownership was first reduced to 31% and then in August 1999, the Company realized gains amounting to approximately $532,000 and its ownership percentage was further diluted to 28% when NMXS.com, Inc. became public through a reverse merger. The Company's equity in the net losses of NMXS.com, Inc. exceeded such gains. As a result of net losses through December 31, 1999 amounting to $632,000, including the above transactions, the Company's investment in NMXS.com, Inc. was reduced to zero.

      Similarly during 2000, the Company realized gains amounting to approximately $305,000 resulting from NMXS.com, Inc.'s capital transactions, which diluted the Company's ownership interest to 26%. The Company's equity in net losses of NMXS.com, Inc. during 2000 exceeded such gain.

      On June 24, 2000, in connection with a private placement offering, the Company delivered 100,000 shares of NMXS.com, Inc. stock to a stockholder. The Company recognized a gain of approximately $169,000 from this transaction. The gain was offset by losses of $481,000 in 2000. In addition, the Company delivered an option to purchase an additional 100,000 shares of the Company's holdings in NMXS.com, Inc. for a purchase price of $1 per share.

      On July 27, 2000, the Company exchanged 5,000 shares of NMXS.com, Inc. stock for the purchase of furniture and fixtures.

      On February 20, 2001, the Company entered into a stock swap agreement with NMXS.com, Inc. The agreement provides for the exchange of cashless assignable warrants to purchase 1,500,000 shares of NMXS.com, Inc. common stock at an exercise price of $0.50 per share for 150,000 restricted shares of the Company's common stock. The transaction was recorded as an investment valued at $225,000, which represents the market value of the Company's common stock exchanged on the date of the agreement.

      On April 12, 2001, the Company sold 250,000 shares of its NMXS.com, Inc. common stock to a third party for a $62,500 note payable at over three years.

      On June 27, 2001, the Company transferred 150,000 shares of its NMXS.com, Inc. common stock to a third party as a prepayment for services.

      During 2001, the Company realized gains amounting to approximately $29,000 resulting from NMXS.com, Inc. capital transactions. The Company's equity in net losses of NMXS.com, Inc. during 2001 exceeded such gain.

      In April and May of 2002, the Company sold 110,000 shares of NMXS.com, Inc. common stock for $39,000.

      In July 2002, the Company obtained a loan from a third party in the amount of $100,000. The loan bears interest at a rate of 24% per annum, and was due January 2003. The loan was collateralized by 1,500,000 shares of the Company's common stock of NMXS.com, Inc. In January 2003, the Company was in arrears on the loan and the 1,500,000 shares of NMXS.com, Inc. common stock was delivered to the third party to extinguish the loan.

      In August and September 2002, the Company sold 110,000 shares of NMXS.com, Inc. common stock market for $25,000.

      During the fourth quarter of 2002, the Company sold 230,000 shares of its NMXS.com, Inc. stock market for $14,000. After this transaction the Company's ownership interest in NMXS.com, Inc. was reduced to 18%.

      Effective October 1, 2002, the Company has discontinued the use of the equity method of accounting for its investment in NMXS.com, Inc. As of December 31, 2002 the Company's basis in its NMXS.com, Inc. stock was zero and the market value of its NMXS.com, Inc. stock was approximately $848,000. The Company now accounts for its shares of NMXS.com, Inc. as available for sale pursuant to SFAS 115.

      In addition, through August 1999, pursuant to the stock purchase agreement with NMXS.com, Inc., the Company provided NMXS.com, Inc. with management services without remuneration. Also, in consideration for his services through December 2000, including board membership provided to NMXS.com, Inc., the Company's Chief Executive Officer received a salary of $56,988 and leased a car from NMXS.com, Inc. During 2001, the Company's Chief Executive Officer did not receive any compensation from NMXS.com, Inc. In May 2002, the Company's Chief Executive Officer received 117,948 shares of NMXS.com, Inc. common stock valued at approximately $61,000.

[2]   NOVINT:

      In June 2000, the Company entered into an agreement with Novint ("2000 agreement") to exclusively sub-license a development stage computer software technology on a worldwide basis, to fund research and development of such technology, and to exchange certain securities. In May 2001, the Company entered into a series of transactions with Novint and Teneo, ("2001 agreement") through which the 2000 agreement was modified. Pursuant to the 2001 agreement the Company acquired all of the outstanding common stock of Teneo and 42% of the outstanding common stock of Novint; the Company also agreed to fund additional amounts to Novint to fulfill the Company's $1,500,000 research and development commitment under the 2000 agreement. The Company is obligated to pay Novint a 5% royalty fee on net revenue from products developed from the Novint technology. As of December 31, 2002, the Company and Novint have not completed negotiating a research and development funding agreement to replace the 2000 agreement; however, the Company has funded $58,000 for research and development in addition to the $1,500,000 funded pursuant to the 2000 agreement.

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

      During the year ended December 31, 2002, the Company has recorded approximately $175,000 in amortization expense relating to the Novint technology. This charge is included in the loss from equity method investments in the statement of operations.

      As part of the 2001 agreement, Novint exclusively licensed the Teneo haptics technology from the Company. In consideration for the license Novint has agreed to assume all of the current and future obligations of Teneo as it relates to Teneo's license agreement with Harvard University ("Harvard"), the patent holder for the Teneo haptics technology. Novint, through its license with Teneo, is obligated to make certain royalty and research and development payments to Harvard. Novint will be required to make royalty payments of 5% of net revenue, up to $1 million, and 2.5% of net revenue, in excess $1 million, on sales derived from the Teneo technology. Novint is also obligated to make certain research payments to Harvard.

      At December 31, 2002, the Company owns approximately 40% of Novint. During the year ended December 31, 2002, the Company recorded a loss of $143,000 pursuant to its ownership interest in Novint. The following is a summary of financial data regarding financial position and results of operations derived from the December 31, 2002 audited financial statements of Novint as of December 31, 2002 and for the year ended December 31, 2002:


          Current assets (including cash of $4,000)       $ 51,000
          Property and equipment                           206,000
          Other assets                                      57,000
                                                          --------

                                                          $314,000
                                                          ========

          Liabilities                                     $211,000
          Stockholders' equity                             103,000
                                                          --------

                                                          $314,000
                                                          ========

          Revenue                                         $243,000
                                                          ========

          Net loss                                        $595,000
                                                          ========


During 2002 the Company funded approximately $36,000 of Novint's operating expenses without any increase in the basis of the Company's investment. This amount has been recorded in loss from equity investees in the accompanying 2002 statement of operations.

NOTE E - NOTES PAYABLE

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

In August 1999, the Company borrowed $275,000 from the Chief Operating Officer. The loan bears interest at the rate of 5.5% per annum and is due upon the earlier of 18 months or the date of a private placement raising at least $1,500,000. Repayment of the loan was extended until December 30, 2004. The Chief Operating Officer had originally delivered to the Company $275,000 to exercise options, each exercisable to purchase common stock, but such exercise was rescinded and the options have been treated as if not exercised. No shares were delivered as a result of this transaction.This loan is secured by substantially all of the assets of the Company. In the event of default on this loan, the Company's Chief Executive Officer may foreclose on the collateral provided he receives written consent of the Company's Board of Directors.

In August 2001, the Company borrowed $250,000 from the Chief Executive Officer. The loan bears interest at the rate of 5.5% per annum and was due December 31, 2002. This loan was extended to December 31, 2004. Interest expense for the year ended December 31, 2002 amounted to approximately $14,000. This loan is secured by substantially all of the assets of the Company. In the event of default on this loan, the Company's Chief Executive Officer may foreclose on the collateral provided he receives written consent of the Company's Board of Directors.

In July 2002, the Company obtained a loan from a third party in the amount of $100,000. The loan bears interest at a rate of 24% per annum, and was due January 2003. The loan was collateralized by 1,500,000 shares of the Company's common stock of NMXS.com, Inc. In January 2003, the Company was in arrears on the loan and the 1,500,000 shares of NMXS.com, Inc. common stock was delivered to the third party to extinguish the loan.

The Company's Chief Executive Officer has personally guaranteed a $300,000 loan from a third-party financial institution.

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

            In July 2000, issued 5,833 shares of common stock, at market price, for consulting services performed.

            In July 2000, issued 5,000 shares of common stock, at market price, to acquire furniture and fixtures.

            In August 2000, issued 10,000 shares of common stock in connection with the private placement offering of Series C preferred shares (completed June 2000).

            In August 2000, the Company issued 100,000 options to purchase stock at $.40 per share for services rendered.

            In September 2000. issued 5,500 shares of its common stock to acquire furniture and fixtures.

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

            In February 2001, issued 150,000 shares of common stock in exchange for 1,500,000 warrants of NMXS.com, Inc. (see Note D).

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

            In May 2001, issued 1,400,000 shares of common stock, valued at $784,000, to acquire all the outstanding common stock of Teneo.

            In May 2001, issued 1,000,000 shares of common stock, valued at $560,000, to acquire 42% of the outstanding common stock of Novint.

            In June 2001, issued 135,000 shares of common stock at $0.92 per share in a private placement offering.

            In June 2001, issued 15,000 shares of common stock pursuant to the exercise 15,000 options at $0.20 per share.

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

            In January 2002, issued 75,000 shares of common stock at $0.40 per share for payment of research and development services performed by a third party consultants.

            In January 2002, issued 24,110 shares of common stock at the market price for services rendered.

            In January 2002, issued 285,700 shares of common stock at $0.35 per share in a private placement offering.

            In February 2002, issued 975,000 shares of common stock at the market price for research and development costs.

            In February 2002, issued 620,000 shares of common stock at the market price for services rendered.

            In March 2002, issued 400,000 shares of common stock at $0.25 per share in a private placement offering.

            In March 2002, issued 100,000 shares of common stock in connection with the conversion of Series B preferred shares at a rate of 1 Series B preferred share to 10 common shares.

            In March 2002, issued 500,000 shares of common stock at the market price for services rendered.

            In March 2002, issued 150,000 shares of common stock at the market price for research and development costs.

            In April 2002, issued 600,000 shares of common stock at $0.25 per share in a private placement offering.

            In May 2002, issued 25,277 shares of common stock at the market price for services rendered.

            In May 2002, issued 1,000,000 shares of common stock at $0.10 per share in a private placement offering.

            In May 2002, issued 200,000 shares of common stock at $0.15 per share in a private placement offering.

            In May 2002, issued 247,939 shares of common stock at the market price for services rendered.

            In July 2002, issued 1,285,301 shares of common stock at the market price for services rendered.

            In August 2002, issued 394,000 shares of common stock at the market price for services rendered.

            In September 2002, issued 160,000 shares of common stock at the market price for services rendered.

            In October 2002, issued 75,000 shares of common stock at the market price for services rendered.

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

      On January 8, 1998, in connection with the reverse merger transaction, the Company issued 182,525 shares of its Series A convertible redeemable preferred stock and a warrant to purchase 750,000 shares of the Company's common stock at a price of $.10 per share in settlement of a note payable due to Projectavision, Inc. in the amount of $1,500,000 plus accrued interest of $330,000. The note required interest at 6% per annum. Interest expense related to this note payable for 1997 amounted to $90,000. The Company recorded a deemed dividend of $1,020,000 in accordance with EITF D-60 as a result of the beneficial conversion feature of such preferred shares at the date of issuance with a corresponding increase to additional paid-in capital. The amount of the deemed dividend was computed based upon the excess of the market value of equivalent common shares which approximated $2,737,000 plus the fair value of the warrant of $113,000, over the deemed proceeds in the exchange for the settlement of the obligation with Projectavision. The warrant was valued using the Black-Scholes option pricing model. The following assumptions were used in computing the fair value of the warrant: weighted risk free interest rate of 5.49%; zero dividend yield; volatility of Company common stock of 43% and an expected life of the warrant of ten years.

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

      The 1999 financial statements reflect the deemed dividend on the Series B preferred stock of $1,471,000 was reflected in accordance with EITF 98-5 resulting from the calculation of the beneficial conversion feature based on the quoted market price of the common stock. The amount of the deemed dividend was computed based upon the excess of the market value of equivalent common shares deemed issued over the proceeds received from the sale of the convertible preferred stock. The amount of the deemed dividend has been limited to the offering proceeds.

      In June 2000, the Company authorized 14,000 shares of Series C convertible, redeemable preferred stock at $100 per share. The Series C shares are convertible into common shares after 180 days; such conversion is based upon a formula dividing the product of the stated value of the preferred stock by the number of shares of Series C preferred stock to be converted on the date of conversion by the average closing price. The average closing price is the product of $.50 and the average closing bid price of the Company's common stock as reported by the quotation system on which the common stock is quoted, for the ten trading days immediately preceding the date that notice of conversion of the shares is furnished to the Company. In no event shall the Series C preferred stock be converted into more than an aggregate of 2,800,000 shares of common stock or less than an aggregate of 933,334 shares of common stock. For the purposes of determining the conversion ratio, the average closing price shall not be less than $.50 or greater than $1.50. The Series C shares are redeemable for the stated value of the stock at the option of the Company from time to time on or prior to 180 days from June 21, 2000.

      The 2000 financial statements reflect the deemed dividend on the Series C preferred stock of $1,400,000 was reflected in accordance with EITF 98-5 resulting from the calculation of the beneficial conversion feature based on the quoted market price of the common stock. The amount of the deemed dividend was computed based upon the excess of the market value of equivalent common shares deemed issued over the proceeds received from the sale of the convertible preferred stock. The amount of the deemed dividend has been limited to the offering proceeds.

      In 2001, pursuant to a conversion ratio of 10 common shares to 1 preferred share, 100,166 shares of the Company's Series B preferred stock were converted into 1,001,660 shares of the Company's common stock. Also in 2001, all 14,000 shares of the Company's Series C preferred stock were converted into 2,800,000 shares of the Company's common stock. The 2,800,000 shares of common stock issued pursuant to the Series C conversion was the maximum allowable under the Series C preferred stock conversion formula.

      In March 2002, pursuant to a conversion ratio of 10 common shares to 1 preferred share, 10,000 shares of the Company's Series B preferred stock were converted into 100,000 of the Company's common stock.

[3]   STOCK OPTIONS:

      A summary of the Company's stock option activity and related information is as follows:

                                                                                                   WEIGHTED        NUMBER OF
                                                           NUMBER OF             EXERCISE           AVERAGE         COMMON
                                                            COMMON               PRICE PER         EXERCISE         SHARES
                                                             SHARES               SHARE             PRICE         EXERCISABLE
                                                          -----------           -------------     ----------      -----------
         Outstanding as of December 31, 1997                        0                                                       0
         Granted                                           20,825,000            $0.05 - $0.20       $0.17         20,825,000
         Canceled                                         (15,000,000)               0.20             0.20        (15,000,000)
                                                          -----------                                             -----------

         Outstanding as of December 31, 1998                5,825,000                                               5,825,000
         Granted                                           16,750,000             0.05 - 0.20         0.05         16,750,000
         Exercised                                           (100,000)                                               (100,000)
                                                          -----------                                             -----------

         Outstanding as of December 31, 1999               22,475,000                                              22,475,000
         Granted                                              610,000             2.25 - 2.40         2.37            110,000
                                                          -----------                                             -----------

         Outstanding as of December 31, 2000               23,085,000                                              22,585,000
         Granted                                              450,000             0.39 - 1.25         0.77            450,000
         Exercised                                            (90,000)                                                (90,000)
         Options vested pursuant to deferred
             compensation agreement                                 0                2.40             2.40            100,000
                                                          -----------                                             -----------

         Outstanding as of December 31, 2001               23,445,000                                              23,045,000
         Granted                                                    0                                                       0
         Exercised                                                  0                                                       0
         Options vested pursuant to deferred
             compensation agreement                                 0                2.40             2.40            100,000
                                                          -----------                                             -----------

         Outstanding as of December 31, 2002               23,445,000                                              23,145,000
                                                          ===========                                             ===========


      All options issued during 2001, 2000 and 1999 vested within ninety days from the date of grant and expire at various dates during 2008 through 2011.

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

      On July 28, 1998 in connection with a private placement transaction, the holders of 15 million options relinquished those options. 10 million of such options were recast as warrants to purchase shares of the Company's common stock at an exercise price of $.05 per share and given to a third party as a portion of the consideration for the private placement. No value such was ascribed to the 10 million warrants as they were deemed to have been issued in connection with the private placement. The remaining 5 million options were also recast as warrants to purchase shares of the Company's common stock at an exercise price of $.05 per share and given to the original option holders. The in the money feature of such options amounted to $1,100,000 and was recorded as compensation and was classified in general and administrative expense in the statements of operations for the year ended December 31, 1998. The incremental fair value associated with those warrants was computed using the Black-Scholes method which approximated $115,000. On May 6, 1999, 500,000 options were repriced to $.05 which were previously granted at $.20 on January 8, 1998 to a director of the Company. The in the money feature of such options amounted to $220,000 and was recorded as compensation and was classified in general and administrative expense in the statement of operations for the year ended December 31, 1999.

      In September 2001, the Company granted 250,000 stock options to a consultant for services. The exercise price for these options was $0.39, which was the market price of the stock on the date of the grant. The stock options became fully vested forty-five days from the date of grant. These stock options were valued using the Black-Scholes option pricing model with the following assumptions: expected term, three years; risk free interest rate, 4.75%; dividend yield, zero; and volatility, 133%. In 2001, the Company has recorded a charge of approximately $72,000 relating to these stock options.

      Exercise prices and weighted-average contractual lives of stock options outstanding as of December 31, 2002 are as follows:

                                          OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                           ------------------------------------------------------        ---------------------------------
                                                   WEIGHTED
                                                   AVERAGE               WEIGHTED                                WEIGHTED
                                                  REMAINING              AVERAGE                                 AVERAGE
      EXERCISE                NUMBER             CONTRACTUAL             EXERCISE           NUMBER               EXERCISE
       PRICE               OUTSTANDING             LIFE                   PRICE          EXERCISABLE              PRICE
--------------------------------------------------------------------------------------------------------------------------
      $0.05                16,625,000              6.40                  $ 0.05           16,625,000             $ 0.05
       0.20                 5,760,000              5.46                    0.20            5,760,000               0.20
       0.39                   250,000              8.73                    0.39              250,000               0.39
       1.25                   200,000              8.01                    1.25              200,000               1.25
       2.25                   110,000              7.53                    2.25              110,000               2.25
       2.40                   500,000              7.67                    2.40              200,000               2.40


[4]   WARRANTS:

      The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2002:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                                       EXERCISE
                                                      WARRANTS          PRICE
                                                    -----------       ----------
          Outstanding as of December 31, 1997                 0        $   0.16
          Issued                                     17,750,000

          Outstanding as of December 31, 1998        17,750,000
          Converted into stock options               (2,500,000)           0.05
                                                    -----------

          Outstanding as of December 31, 1999        15,250,000
          Converted into common stock                (2,000,000)           0.75
                                                    -----------

          Outstanding as of December 31, 2000        13,250,000
          Issued                                        942,281            0.01
          Converted into common stock                  (942,281)           0.01
                                                    -----------

          Outstanding as of December 31, 2001        13,250,000
          Issued                                              0
          Converted into common stock                         0
                                                    -----------

          Outstanding as of December 31, 2002        13,250,000
                                                    ===========

                              NUMBER OF          EXERCISE          CONTRACTUAL         NUMBER OF SHARES
        DATE                  WARRANTS           PRICE                LIFE                EXERCISABLE
--------------------------------------------------------------------------------------------------------
   January 8, 1998               750,000         $.10               10 years                  750,000
   July 28, 1998              12,500,000          .05               10 years               12,500,000
                              ----------                                                   ----------

                              13,250,000                                                   13,250,000
                              ==========                                                   ==========


      On May 6, 1999, 2,500,000 warrants held by the Chief Executive Officer were converted into 2,500,000 options.

      In January 2000, the Company issued 1,076,923 shares of common stock, pursuant to the July 28, 1999 exercise of warrants by Equilink, LLC.

      In March of 2001, the Company executed a warrant agreement with an existing stockholder as compensation for services. The agreement allows the stockholder to purchase a variable quantity of common stock (between 200,000 and 1,000,000 shares) at a variable strike price (between $.01 and $1.25) based upon a market share price formula at the time of exercise. The fair value associated with a minimum exercise of 200,000 warrants was computed using the Black-Scholes option pricing model which approximated $150,000, which is included as a charge in the statement of operations. In May 2001, the Company issued 942,281 shares of common stock at a market price of $0.83 per share pursuant to the May 15, 2001 exercise of warrants by the stockholder. An additional charge of $632,000 was recorded in the statement of operations upon exercise of the warrants.

NOTE G - INCOME TAXES

There is no provision for federal, state or local income taxes for the periods ended December 31, 2002 and 2001, since the Company has incurred net operating losses.

The Company's deferred tax asset as of December 31, 2002 represents benefits from equity related compensation charges and net operating loss carryforwards of approximately $4,362,000 and $6,699,000, respectively, which is reduced by a valuation allowance of approximately $11,061,000 since the future realization of such tax benefit is not presently determinable.

As of December 31, 2002, the Company has a net operating loss carryforward of approximately $26,558,000 expiring in 2008 through 2022 for federal income tax purposes and 2005 for state income tax purposes. As a result of ownership changes, Internal Revenue Code Section 382 limits the amount of such net operating loss carryforward available to offset future taxable income to approximately $16,857,000 in the aggregate.

The difference between the statutory federal income tax (rate) benefit applied to the Company's net loss and the Company's effective income tax rate for the year ended December 31, 2002 and 2001 is summarized as follows:


                                                          YEAR ENDED
                                                         DECEMBER 31,
                                                         ------------
                                                        2002        2001
                                                        ----        ----
          Statutory federal income tax rate             (35)%      (35)%
          Increase in valuation allowance                35%        35%
                                                        ---         ---
                                                        0.0%        0.0%
                                                        ===         ===

NOTE H - COMMITMENTS


[1]   LICENSE AND DEVELOPMENT AGREEMENTS:

      In March 1997, the Company entered into a Cooperative Research and Development Agreement (the "CRADA Agreement") with the Regents of the University of California to develop a polymeric based recording media that will satisfy all of the requirements for a holographic media storage device. The work was to be completed within 25 months from the original date of execution. Each party shall have the first option to retain title to any subject inventions made by its employees during the work under this agreement. The agreement provides that the Company's contribution to funding will be $264,000. The CRADA research and development expenses charged to the statement of operations for the years ended December 31, 2002 and 2001 and for the cumulative period July 31, 1992 through December 31, 2002 amounted to $0, $0 and $83,000, respectively.

      On January 11, 1998, the Company entered into a research and development agreement with Energy Related Devices, Inc. ("ERDI"). The term of the agreement is for the later of three years from the commencement date as defined in the agreement or the delivery of a prototype suitable for commercial sale or license regarding the fuel cell product defined in the agreement. The Company is obligated to fund up to $1 million in accordance with certain milestones as defined in the agreement. Upon the delivery of a prototype suitable for commercial sale or license regarding the fuel cell product, the Company's obligation will be to pay ERDI $10,000 per month until the Company funds or determines not to fund the research and development of ERDI's solar cell invention. Through December 31, 2000, the Company has provided $1,000,000 to ERDI for research and development activities. In addition, the Company is providing for key-man life insurance coverage on the primary stockholder of ERDI. In May 1999, the Company committed to additional funding of ERDI. For the year ended December 31, 2001, the Company has funded an additional $805,000. There has been no funding for the year ended December 31, 2002.

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

      On March 7, 2000, the Company entered into a license option agreement with a third party for nanoporous polymer molecular filter technologies. The agreement grants the Company an exclusive option to negotiate an exclusive world-wide license under the third party's patent rights. The initial term expired on September 15, 2000 and was renewed for an additional six months. The Company paid $10,000 to execute the license option agreement and another $10,000 for its renewal. During 2001, the Company decided not to renew the agreement.

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

      200,000 of such options are subject to conditional vesting and are not currently exercisable. The vesting of these options is based upon the attainment of certain milestones as follows: 50,000 options upon successful testing and acceptance by a third party of the holographic storage media; 50,000 options upon commencement of commercial production of devices incorporating holographic storage media; 100,000 options upon attainment of $250,000 of gross revenues resulting from sales of devices incorporating the holographic storage media. These options are subject to variable plan accounting treatment in accordance with APB No. 25 and as such, the Company will record a charge to operations if the criteria for vesting are attained. The measurement date will be determined based upon the vesting.

      In February 2001, the Company entered into a marketing and management consulting agreement. In connection with this agreement the consulting firm will receive a fee payable in stock. The term of the agreement is for one year plus a one year automatic renewal. In March 2001, the Company issued 200,000 shares of common stock to the consulting firm as compensation for services rendered and to be rendered. The market value of the stock on the date of issuance was $1.25 per share. This amount is reflected in prepaid expenses as of December 31, 2001. The remaining balance of $42,000 was amortized in the year ended December 31, 2002. In addition, as of December 31, 2001, the Company has issued 897,500 and 626,250 additional shares to this consulting firm in private placement transactions and for services rendered, respectively. These additional shares were valued at $684,700 and $430,730, respectively.

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

      During the fourth quarter of 2002, the Company accrued $550,000 for accrued salaries to its Chief Executive Officer and its Chief Operating Officer.

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

      In conjunction with the above, the Company entered into a three year research and development agreement with Novars with automatic one year renewals unless terminated by either party. In accordance with this agreement, the Company advanced $200,000 in August 1999. The Company has amended the research and development agreement to provide for additional funding based on a milestone timetable. As of December 31, 2001, the Company has funded an additional $1,620,000 and issued 1,550,000 shares of its common stock valued at $158,000 to be used for funding research and development costs.

[5]   LEASES:

      The Company is obligated under two separate operating leases for office space located in Los Alamos, New Mexico and New York City. The Company renewed its lease in New York City for one year pursuant to the lease's original terms. During 2001, the Company renegotiated its lease in Los Alamos, New Mexico. During 2002, the Company only leased certain offices in Los Alamos, New Mexico, while certain related parties leased the laboratory space previously leased by the Company. The Company received reimbursement of $11,000 against rent charges for the year ended December 31, 2002 from related parties. Rent expense charged to operations was approximately $51,000 for the year ended December 31, 2002 and $68,000 for the year ended December 31, 2001. During 2003, the Company terminated the Los Alamos lease and relocated the New York City office. During 2003, the Company is renting office space in New York City on a monthly basis.


NOTE I - RELATED PARTY TRANSACTIONS

During 2002, the Company's Board of Directors authorized $550,000 in bonuses payable to the CEO and COO. This amount is included in accounts payable and accrued expenses at December 31, 2002.

The law firm of one director received approximately $105,319 and $100,000 of compensation for legal services rendered to the Company during the years ended December 31, 2002 and 2001, respectively.

The accounting firm of one of our directors received approximately $77,000 and $66,000 of compensation for accounting services rendered to the Company during the years ended December 31, 2002 and 2001, respectively.

NMXS.com, Inc. paid the Company's Chief Executive a yearly salary of $36,000 and leases a car as consideration for his services in 2001. In 2002, NMXS.com, Inc. issued 117,918 shares of its common stock valued at $61,000.

During 1998, the Company entered into a research and development agreement with Energy Related Devices, Inc. ("ERDI"). ERDI is majority-owned by a shareholder of the Company (see Note H[1]).

The Company's Chief Operating Officer loaned the Company $275,000. This loan is due on December 30, 2004 (see Note E).

In August 2001, the Company borrowed $250,000 from its Chief Executive Officer. In addition, the Company's Chief Executive Officer personally guaranteed a $300,000 loan from a third-party financial instituion on the Company's behalf. The Company has issued a loan and security agreement with respect to these transactions in which the Company agreed to pledge all of its assets as security. This loan was extended to December 31, 2004 (see Note E).

NOTE J - CONTINGENCY

During the third quarter of 2001, a former consultant threatened to bring a claim against the Company. As of the date of filing this 10K-SB, no claim has been filed, nor does the Company anticipate such filing. The Company believes that the consultant's threats are without merit and would defend vigorously against any claims.

NOTE K - SUBSEQUENT EVENTS

In April 2003, the Company entered into a non-exclusive license agreement with a third party for rights to its mid-range fuel cell technology. The Company received $300,000 upon signing of the agreement and is entitled to receive an additional $200,000 upon commercial launch (as defined) by the third party.

During 2003, the Company was in arrears on a $100,000 loan from a third party. As a result, the lender took the collateral consisting of 1,500,000 shares of NMXS.com, Inc. common stock in full settlement of the liability.

Subsequent to December 31, 2002, the Company sold 1,000,000 shares of its common stock for $40,000.

In order to retain existing management and attract additional, independent directors, the Company authorized the issuance of various securities and incentives to its officers and directors in 2003. Restricted shares as compensation for services as officer and/or director were issued as follows:
President/CE)/Chairman - 13,500,000 shares (April 2003); Secretary/Director - 1,750,000 shares (April 2003); Treasurer/Director - 2,250,000 shares (April
2003); new Director (1 of 2) - 1,000,000 shares (June 2003), with longevity incentives of up to another 500,000 shares; and new Director (2 of 2) - 1,000,000 shares (June 2003), with longevity incentives of up to another 500,000 shares. New Options as compensation for services as officer and/or director were issued as follows: Secretary/Director - 1,000,000 options (April
2003); Treasurer/Director - 1,000,000 options (April 2003); new Director (1 of
2) - 1,000,000 options June 2003); and new Director (2 of 2) - 1,000,000 options (June 2003). Also, two members of management elected to return and cancel previously issued option in exchange for an equivalent number of restricted shares as follows: COO - 5,250,000 shares (April 1, 2003) and 2,750,000 shares (April 2003) in replacement of returned options; and Secretary/Director - 990,000 shares (April 2003) in replacement of returned options.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None.


ITEM 8A. CONTROLS AND PROCEDURES

            (a) Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer ("CEO"), President and our Chief Financial Officer or the person performing similar functions ("CFO") carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO, President and CFO believe:

                        (i) that our disclosure controls and procedures are
            designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

                        (ii) that our disclosure controls and procedures are
            effective.

            (b) Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names, ages and biographical information of each of our directors and executive officers as of December 31, 2001 are set forth below. There are no existing family relationships between or among any of our executive officers or directors.

    Name               Age           Position
    ----               ---           --------
Marvin Maslow          66        Chairman of the Board and Chief Executive
                                 Officer since January 1998

Jack Harrod            61        Chief Operating Officer since August 1998

Scott L. Bach          41        Director and Secretary since January 1998

David A. Teich         47        Director since May 1999 and Treasurer since
                                 December 2000

Ralph A. Anderson      45        Director since June, 2003

Larry H. Schatz        57        Director since June, 2003


            There are no family relationships among any of our directors or officers.

            The size of our Board of Directors is currently fixed at five members. Members of the Board serve until the next annual meeting of stockholders and until their successors are elected and qualified. Officers are appointed by and serve at the discretion of the Board.

            None of our directors or executive officers has, during the past five years,

         o

         o been convicted in a criminal proceeding and none of our directors or executive officers is subject to a pending criminal proceeding,

         o been subject to any order, judgment, or decree not subsequently reversed, suspended or vacated of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities, or

         o been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

      In April 1999, nearly five years ago, (April 22, 1999) Marvin Maslow resigned as Chairman of the Board of Directors of Projectavision, Inc. Subsequently, in or about November 1999, Projectavision, having changed its name to Vidikron Industries, Inc. filed a proceeding under the United States Bankruptcy Code.

         MARVIN MASLOW has served as our chief executive officer and chairman of the Board since January 1998. From June 1990 through September 1996, Mr. Maslow served as chief executive officer of Projectavision, Inc., a company he co-founded to develop and market video projection technology. Since November 1996, Mr. Maslow has served as chief executive officer and chairman of the board of Tamarack Storage Devices, Inc., our wholly-owned subsidiary. From 1999 through 2002, Mr. Maslow also served as a director of NMXS.com, Inc., a company in which we originally owned approximately 23% of the outstanding common stock. Since June 2000, Mr. Maslow has also served as a director of Novint Technologies, Inc., a company in which we own approximately 45%. For more than 20 years, Mr. Maslow has been President of Normandie Capital Corp., a private investment and consulting company. Mr. Maslow is credited with the starting up and financing of more than 20 enterprises during his career. Mr. Maslow received an A.A.S. degree from the Rochester Institute of Technology in 1957 and an honorable discharge from the U.S. Army Signal Corps in 1963.

         JACK HARROD has served as our chief operating officer since August 1998. From November 1966 to March 1998, Mr. Harrod held a variety of executive positions at Texas Instruments, including executive vice president. Mr. Harrod received a B.S. in Electrical Engineering from the College of Engineering, University of Arkansas in 1964.

         SCOTT L. BACH has served as our director and secretary since January 1998. Since November 1996, Mr. Bach has served as secretary and director of Tamarack Storage Devices, Inc., our wholly-owned subsidiary. From 1999 through 2002, Mr. Bach also served as a director of NMXS.com, Inc. From June, 2000 through October, 2003, he has also served as a director of Novint Technologies, Inc. In 1995, Mr. Bach founded Bach & Associates, a law practice concentrating in commercial matters. From 1988 to 1995, he was associated with the law firm of Robinson Silverman Pearce Aronsohn & Berman. From 1987 to 1988, he was associated with the law firm of Zalkin, Rodin & Goodman. Mr. Bach received a B.A. from Queens College, City University of New York in 1984 and a J.D. from Hofstra Law School in 1987.

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

            RALPH ANDERSON has served as our director since June, 2003. Since 2001, Mr. Anderson has also served as Senior Vice President at Executive Monetary Management (a division of Neuberger Berman), where he is in charge of the tax department and the servicing of high net worth individuals. From 1997-2001 Mr. Anderson was co-chair of the tax department and a member of the Executive Committee at Richard A. Eisner & Company, LLP. From 1990-1997 Mr. Anderson was in charge of the New Jersey tax department and a member of the Executive Committee at M.R. Weiser & Company, LLP where he merged his practice. Mr. Anderson received a Bachelor of Science degree in Accounting from Rider University and a Master of Science degree in Taxation from Seton Hall University. Mr. Anderson is a Certified Public Accountant licensed in New Jersey, New York and Massachusetts and has NASD Securities License, Series 7, 63 and 66. Ralph Anderson also sits on the board of Rider University and Progress Realty Advisors.

            LARRY SCHATZ has served as our director since June, 2003. He is a graduate of The City University of New York at Brooklyn College (B.A., 1967) and of Brooklyn Law School (J.D. 1969). Mr. Schatz is a practicing attorney in New York City and a member of both the New York and Florida Bars since 1970. He served as a Director and Vice-Chairman of the Board of International Fast Food Corporation from 1998-2000 and was a Director of Noise Cancellation Technologies, Inc. n/k/a NCT Group, Inc. from 1984 to 1987. Mr. Schatz was a founding Director of the Association of Public Companies of Florida and served as its Chairman from 1984-1986.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December, 2002, we believe that our executive officers, directors and ten percent stockholders complied with all reporting requirements applicable to them..

ITEM 10. EXECUTIVE COMPENSATION

         The following tables set forth all compensation awarded by us to our executive officers for the fiscal years ended December 31, 2000, 2001 and 2002.


                                               SUMMARY COMPENSATION TABLE
=================================================================================================================
                                           ANNUAL COMPENSATION                   LONG-TERM COMPENSATION
                                  ----------------------------------- -------------------------------------------
                                                                               AWARDS               PAYOUTS
                                                                      ------------------------- -----------------
                                                                                   SECURITIES              ALL
                                                           OTHER      RESTRICTED   UNDER-LYING    LTIP    OTHER
                                                           ANNUAL       STOCK       OPTIONS/    PAYOUTS   COMP-
     NAME AND                        SALARY    BONUS    COMPENSATION   AWARD(s)       SARS        (S)    ENSATION
PRINCIPAL POSITION         YEAR       ($)       ($)         ($)           ($)         (#)         ($)      ($)
----------------------- --------- ---------- --------- -------------- ---------- -------------- -------- --------
Marvin Maslow,             2000       $0        $0        $109,788(1)      --             -          --       --
CEO/Chairman            --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2001       $0        $0        $ 40,800(2)      --             -          --       --
                        --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2002       $0        $0        $0               --             -          --       --
                        --------- ---------- --------- -------------- ---------- -------------- -------- --------

=================================================================================================================
Jack Harrod,               2000       $0        $0        $ 48,000(3)      --             -          --       --
COO                     --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2001       $0        $0        $ 36,000(3)      --             -          --       --
                        --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2002       $0        $0        $ 39,500(3)      --             -          --       --
                        --------- ---------- --------- -------------- ---------- -------------- -------- --------

=================================================================================================================
Scott Bach,                2000       $0        $0        $     0          --             -          --       --
Secretary/Director      --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2001       $0        $0        $     0          --        60,000(4)       --       --
                        --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2002       $0        $0        $     0          --             -          --       --
                        --------- ---------- --------- -------------- ---------- -------------- -------- --------

=================================================================================================================
David Teich,               2000       $0        $0        $     0          --             -          --       --
Treasurer/Director      --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2001       $0        $0        $     0          --       200,000(5)       --       --
                        --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2002       $0        $0        $     0          --             -          --       --
                        --------- ---------- --------- -------------- ---------- -------------- -------- --------

=================================================================================================================

     (1) Includes $4,000 in monthly non-accountable expenses paid by us, and a $56,988 annual salary and a car allowance of $4,800 paid for by NMSX.Com, Inc.

     (2) Includes $36,000 of salary and a car allowance of $4,800 paid by NMSX.Com, Inc.

     (3) Includes $4,000 in monthly non-accountable expenses paid by us in 2000 2000, $3,000 paid by us in 2001 and $3,291.66 in 2002.

     (4) Represents 60,000 Stock Options of New Mexico Software, Inc. at a exercise price of $.3125 per share, awarded by New Mexico Software, Inc. to Mr. Bach as compensation for his services as director of New Mexico Software, Inc.

     (5) On January 8, 2001, Mr. Teich received 200,000 Stock Options at an exercise price of $1.25 as compensation for his services as a director of our company.

COMPENSATION OF DIRECTORS AND OFFICERS

         Our officers and directors do not presently receive any cash compensation from us for their service as officers and/or directors, except for equity in the form of stock options in lieu of cash, at the discretion of our Board of Directors. Our officers and/or directors who are uncompensated full time employees of ours, Messrs. Maslow and Harrod, have previously received a $3,000 to $4,000 per month non-accountable expense allowance from time to time.

EMPLOYMENT AGREEMENTS

         We currently have no employment agreements with our officers or directors, though we intend to enter into such agreements with our CEO and COO. On September 1, 1999, we entered into an employment agreement, as amended on September 15, 1999, with Robert E. Hermes, Ph.D., our Senior Staff Scientist. That agreement was terminated during 2002.

BOARD OF DIRECTORS INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION
DECISIONS

         Mr. Maslow, our director and chief executive officer, participated in deliberations of the Board of Directors concerning officer compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of February 17, 2004, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned. Share ownership in each case includes shares issuable upon exercise of options exercisable within 60 days of the date of this Annual Report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934 for purposes of computing the percentage of common stock owned by such person but not for purposes of computing the percentage owned by any other person.

                                                                   Percentage of
                                                    Number of       Outstanding
                                                     Shares            Shares
                                                  Beneficially      Beneficially
Name and Address                                     Owned             Owned
                                                  ------------      ------------

Michael Lauer (1)................................. 55,000,000             32.0%
375 Park Avenue, Suite 2006
New York, New York    10152

Marvin Maslow (2) ................................ 25,900,000             15.1%
c/o Manhattan Scientifics, Inc.
405 Lexington Avenue, 32nd Floor
New York, New York 10174

Jack Harrod ......................................  8,000,000              4.7%
c/o Manhattan Scientifics, Inc.
405 Lexington Avenue, 32nd Floor
New York, New York 10174

Scott L. Bach (3).................................  3,970,000              2.3%
c/o Manhattan Scientifics, Inc.
405 Lexington Avenue, 32nd Floor
New York, New York 10174

David A. Teich (4)................................  3,898,064              2.3%
Teich, Beim & Moro, P.C.
Two Executive Boulevard, Suite 103
Suffern, New York 10901

Larry Schatz (5).................................   1,900,000              1.1%
903 Park Avenue #8E
New York, New York 10021

Ralph Anderson (6)...............................   1,500,000                *
c/o Manhattan Scientifics, Inc.
405 Lexington Avenue, 32nd Floor
New York, New York 10174

All executive officers and directors as a group     45,168,064(1)(2)
(6 persons).                                               (3)(5)(6)      26.3%

*      Represents Less than 1%.

      (1) Michael Lauer has voting and dispositive powers over various entities, collectively known as the Lancer Funds, that are the beneficial holders of our securities. Includes 45,000,0000 shares of Common Stock and option that are immediately exercisable to purchase 10,000,000 shares of Common Stock at a price of $.05 per share. A bankruptcy trustee now retains control over such shares in light of Lancer Partners, LLP filing for bankruptcy in April 2003. In a
            Schedule 13(d) filed with the SEC on February 12, 2004, the trustee stated that Manhattan Scientifics also issued one of the Lancer funds warrants to purchase 16,000,000 shares of Manhattan Scientifics common stock. Manhattan Scientifics has informed the trustee that it has no record of issuing such a certificate and believes that the claim is not valid, and the trustee noted this in the Schedule 13(d).

      (2) Includes options to purchase 12,400,000 shares of Common Stock at a price of $0.05 per share.

      (3) Includes 2,970,000 share of Common Stock and options that are immediately exercisable to purchase 1,000,000 shares of Common Stock at a price of $0.02 per share.

      (4) Includes of 2,273,064 shares of Common Stock; options that are immediately exercisable to purchase 1,000,000 shares of Common Stock at an exercise price of $0.02 per share; options that are immediately exercisable to purchase 425,000 shares of Common Stock at a price of $0.05 per share; options that are immediately exercisable to purchase 200,000 shares of Common Stock at a price of $1.25 per share.

      (5) Includes 1,400,000 shares of Common Stock and options that are immediately exercisable to purchase 500,000 shares of Common Stock at an exercise price of $0.05 per share.

      (6) Includes 1,000,000 shares of Common Stock and options that are immediately exercisable to purchase 500,000 shares of Common Stock at an exercise price of $0.05 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         $11,000 of our annual rent of $60,000 in New York was paid by Normandie Capital Corp., a company owned by Mr. Maslow, our chief executive officer.

         In August 2001, we borrowed $250,000 from Mr. Maslow. In addition Mr. Maslow previously guaranteed a loan on our behalf to Merrill Lynch for the maximum principal amount of $300,000. Accordingly, we issued a loan and security agreement to Mr. Maslow with respect to these transactions in which we agreed to pledge the Company's assets as security. We also issued a similar loan and security agreement to Mr. Harrod, our COO, in connection with his loan to us of $250,000 made in September 1999.

        NMXS.com, Inc. has previously paid Mr. Maslow, our chief executive officer, an annual salary of $56,988 and leased a car for his use as consideration for his services. Additionally, in 2002, Mr. Maslow was issued 117,948 shares of NMXS.com, Inc. common stock for his services. The Company previously owned three million shares of NMXS.com, Inc. common stock

         Bach & Associates, a law firm of which Mr. Bach, our secretary and director, is the sole proprietor, received $105,319 in 2002 and $20,000 in 2003 as compensation for legal services rendered to us. In 2003, Mr. Bach also received 1,000,000 shares of our stock valued at $0.04 per share, pursuant to an S-8 registration, in lieu of payment in funds, for additional legal fees owed.

            Teich, Beim & Moro, P.C., an accounting firm in which Mr. Teich, our treasurer and a director, is a principal, received $66,000, $76,660 and $35,000 in 2001, 2002 and 2003, respectively, as compensation for accounting services rendered to us.

         Grubman, Indursky and Schindler, P.C., a law firm in which Mr. Schatz is a partner, received $10,000 for legal services rendered in 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS


Exhibit
Number                Description of Exhibit
------                ----------------------
2.1      Agreement and Plan of Reorganization (1)

2.2      Agreement and Plan of Merger (1)

2.3      Certificate of Incorporation (1)

2.4      Amendment to Certificate of Incorporation (1)

2.5      Bylaws (1)

4.1      Specimen Common Stock Certificate (1)

10.1     License/Assignment Agreement with Robert Glenn Hockaday, and DKY, Inc. (1)

10.2     Research and Development Agreement with Energy Related Devices, Inc. (1)

10.3     Letter Agreement with Energy Related Devices, Inc. and Robert Glenn Hockaday (1)

10.4     Intellectual Property Assignment and Research and Development Agreement with
         Novars Gesellschaft fur neue Technologien GmbH (1)

10.5     License Option Agreement with The Regents of the University of California (1)

10.6     Lease of Executive Offices (1)

10.7     Lease of New Mexico Facilities (1)

10.8     Manhattan Scientifics, Inc. 1998 Stock Option Plan (1)

10.9     Employment Agreement with Robert Hermes (1)

10.10    Agreement with Stanton Crenshaw Communications (1)

10.11    Agreement with Equilink (1)

10.12    Stock Purchase Agreement between Manhattan Scientifics, Inc., Projectavision,
         Inc., and Lancer Partners, L.P. (2)

10.13    License Option Agreement with Mr. Edward Vanzo (3)

10.14    Manhattan Scientifics, Inc. 2000 Equity Incentive Plan (5)

10.15    Note to Marvin Maslow in the amount of $250,000(6)

10.16    Loan and Security Agreement for Marvin Maslow (6)

21.1     List of Subsidiaries (3)

23.1     Consent of Eisner LLP

31       Certification of Chief Executive Officer and Chief Financial Officer Pursuant to
         Rule 13a-14(a) and 15d- 14(a)(7)

32       Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
         906 of the Sarbanes-Oxley Act of 2002(7)

---------------

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

         (2) Incorporated by reference as Amendment No. 2 to the registrant's Form 10-SB filed with the Securities and Exchange Commission on February 9, 2000.

         (3) Incorporated by reference to Amendment No. 3 to the registrant's Form 10-SB filed with the Securities and Exchange Commission on March 29, 2000.

         (4) Incorporated by reference to the registrant's Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2000 for the period ended June 30, 2000.

         (5) Incorporated by reference to the registrant's registration statement filed on Form S-8 filed with the Securities and Exchange Commission on September 14, 2001.

         (6) Incorporated by reference to the registrant's Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2002.

         (7) Filed herewith.


(b) REPORTS ON FORM 8-K

         We did not file any reports on Form 8-K during the fourth quarter of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

                The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2001 and December 31, 2002 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and
(iv) all other fees for services rendered. "Audit Related Fees" consisted of consulting regarding accounting issues. "All Other Fees" consisted of fees related to the issuance of consents for our S-8 Registration Statements and this Annual Report.


                                       December 31, 2002    December 31, 2001
                                       -----------------    -----------------

(i)             Audit Fees                 $60,000              $60,000
(ii)            Audit Related Fees         $0                   $0
(iii)           Tax Fees                   $0                   $0
(iv)            All Other Fees             $0                   $0

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MANHATTAN SCIENTIFICS, INC.

Dated:     February 18, 2004           By:   /s/ Marvin Maslow
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

    Signature                   Title of Capacities                Date
    ---------                   -------------------                ----
/s/ Marvin Maslow           President, Chief Executive          February 18, 2004
-----------------           Officer, Chairman of the Board
Marvin Maslow               (principal executive officer)


/s/ Scott L. Bach           Director, Secretary                 February 19, 2004
-----------------
Scott L. Bach


/s/ David A. Teich          Director, Treasurer                 February 19, 2004
------------------
David A. Teich


/s/ Ralph Anderson          Director                            February 11, 2004
------------------
Ralph Anderson


/s/ Larry Schatz            Director                            February 11, 2004
------------------
Larry Schatz