Form 10QSB
period 2003-03-31
MANHATTAN SCIENTIFICS INC
filed 2004-04-13
CIK 1099132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended               March 31, 2003
                              --------------------------------------------------

                                       or

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934


For the transition period from        N/A            to             N/A
                               ------------------          --------------------


Commission File Number:                     000-28411
                       ---------------------------------------------------------


                           Manhattan Scientifics, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                      85-0460639
-------------------------------                  -------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


405 Lexington Ave., 32nd Floor, New York, NY                           10174
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


                                 (212) 551-0577
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         The number of shares outstanding of registrant's $0.001 par value common stock, as of the close of business on April 9, 2004: 173,676,522 shares.

Transitional Small Business Disclosure Format: [_] Yes [X] No

                           MANHATTAN SCIENTIFICS, INC.
                    FIRST QUARTER 2003 REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Unaudited Consolidated Balance Sheet March 31, 2003 ............    3

           Unaudited Consolidated Statements of Income (Loss)
           Three Months March 31, 2003 and 2002 ...........................    4

           Unaudited Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2003 and 2002 .....................    5

           Notes to Unaudited Consolidated Financial Statements ...........    6

  Item 2.  Management's Discussion and Analysis or Plan of Operation ......   10

  Item 3.  Controls and Procedures ........................................   12


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings ..............................................   12

  Item 2.  Changes in Securities and Use of Proceeds ......................   13

  Item 3.  Defaults Upon Senior Securities ................................   12

  Item 4.  Submission of Matters to a Vote of Security Holders ............   12

  Item 5.  Other Information ..............................................   12

  Item 6.  Exhibits and Reports on Form 8-K ...............................   13

  Signatures ..............................................................   14

  Exhibits ................................................................   15

                          PART I - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED BALANCE SHEET
MARCH 31, 2003
(Unaudited)

ASSETS                                                                              March 31, 2003      December 31, 2002
                                                                                   -----------------    -----------------
Current assets:
  Cash and cash equivalents                                                        $     77,000              $     68,000
  Prepaid expenses and other assets                                                      19,000                    25,000
                                                                                   --------------------------------------

    Total current assets                                                                 96,000                    93,000

Property and equipment, net                                                              36,000                    56,000
Patents, net                                                                          1,182,000                 1,234,000
Investment in Novint Technologies, Inc.                                                   3,000                   100,000
Technology license, net                                                                  47,000                   145,000
Security deposit                                                                          8,000                    18,000
                                                                                   --------------------------------------

                                                                                   $  1,372,000                 1,646,000
                                                                                   ======================================

LIABILITIES

Current liabilities
  Accounts payable and accrued expenses                                            $  1,109,000                 1,337,000
  Note payable to officers                                                              525,000                   525,000
  Note payable - other                                                                  320,000                   417,000
                                                                                   --------------------------------------

    Total current liabilities                                                         1,954,000                 2,279,000
                                                                                   --------------------------------------

Commitments

CAPITAL DEFICIENCY
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
  Series A convertible, redeemable, 10 percent cumulative, authorized 182,525 shares; issued and outstanding - none
  Series B convertible, authorized 250,000 shares; 74,999 shares issued and outstanding
  Series C convertible, redeemable, authorized 14,000 shares; issued and outstanding - none
Common, authorized 250,000,000 shares, 137,143,522 and 124,262,522 shares issued and outstanding
                                                                                        137,000                   122,000
Additional paid-in-capital                                                           41,430,000                40,875,000
Deferred compensation                                                                  (121,000)                 (142,000)
Deficit accumulated during the development stage                                    (42,028,000)              (41,488,000)
                                                                                   --------------------------------------

Total stockholders' deficit                                                            (582,000)                 (633,000)
                                                                                   --------------------------------------

                                                                                   $  1,372,000                 1,646,000
                                                                                   ======================================

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                                PERIOD FROM
                                                                                               JULY 31, 1992
                                                                 THREE MONTHS ENDED             (INCEPTION)
                                                                      MARCH 31,                   THROUGH
                                                          ---------------------------------------------------
                                                              2003               2002           MARCH 31, 2003
                                                          -------------      -------------      -------------
Revenues                                                  $          --      $          --      $     406,000

Operating costs and expenses:
  General and administrative                                    592,000            867,000         32,257,000
  Research and development                                       20,000            539,000          7,565,000
  Impairment charge of certain patents                                                  --            189,000
                                                          -------------      -------------      -------------

Total operating costs and expenses                              612,000          1,406,000         40,011,000
                                                          -------------      -------------      -------------

Loss from operations before other income and expenses         (612,000)        (1,406,000)       (39,605,000)

Other income and expenses:
  Proceeds from sale of NMSX.com Common Stock                   158,000                               236,000
  Contract revenue                                                                                   3,602,000
  Interest and other expenses                                                      (11,000)          (661,000)
  Interest income                                                                    4,000            168,000
  Equity in losses of investees                                 (90,000)          (114,000)          (741,000)
  Gain / (loss) on disposal of equipment                          4,000                               (22,000)
                                                          -------------      -------------      -------------

NET LOSS / COMPREHENSIVE LOSS                             $    (540,000)     $  (1,527,000)     $ (37,023,000)
                                                          =============      =============      =============

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS
BASIC AND DILUTED LOSS PER HARE:
  Weighted average number of common shares
    outstanding                                             126,249,811        118,550,150
                                                          =============      =============

Basic and diluted loss per share                          $       (0.00)     $       (0.01)
                                                          =============      =============

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (NOTES A AND F)

FOR THE CUMULATIVE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH MARCH 31, 2003 (Unaudited)

                                                                                    Preferred Stock     Preferred Stock
                                                                                    $.001 Par Value     $.001 Par Value
                                                                     ---------------------------------------------------------------
                                                                                        Series B            Series c
                                                                     ---------------------------------------------------------------
                                                                       Series A
                                                                      Preferred
                                                                        Stock      Shares    Amount     Shares     Amount
                                                                     ---------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                                                        74,999         --         --         --
                                                                     ===============================================================
Issuance of shares for services at fair market value

Issuance of shares in connection with private placement offerings

Amortization of deferred compensation

Net loss/comprehensive loss                                                           --       --         --         --
                                                                     ---------------------------------------------------------------

BALANCE, MARCH 31, 2003                                                           74,999       --         --         --
                                                                     ===============================================================

                                                                               Common Stock
                                                                             $.001 Par Value
                                                                      ---------------------------
                                                                                                                       Additional
                                                                                                        Paid-in         Deferred
                                                                         Shares            Amount       Capital       Compensation
                                                                      --------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                                            124,262,522         122,000      40,875,000        (142,000)
                                                                      ==============================================================

Issuance of shares for services at fair market value                   11,881,000          14,000         516,000

Issuance of shares in connection with private placement offerings       1,000,000           1,000          39,000

Amortization of deferred compensation                                                                                      21,000

Net loss/comprehensive loss                                                    --              --              --              --
                                                                      --------------------------------------------------------------

BALANCE, MARCH 31, 2003                                               137,143,522         137,000      41,430,000        (121,000)
                                                                      ==============================================================

                                                                                          Defecit
                                                                        Amounts         Accumulated
                                                                      Receivable        During the
                                                                          From         Developmental
                                                                      Stockholders         Stage       Stock       Total
                                                                     ---------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                                                             (41,488,000)              (633,000)
                                                                     ===============================================================
Issuance of shares for services at fair market value                                                              530,000

Issuance of shares in connection with private placement offerings                               --                 40,000

Amortization of deferred compensation                                                                              21,000

Net loss/comprehensive loss                                                    --         (540,000)     -        (540,000)
                                                                     ---------------------------------------------------------------
BALANCE, MARCH 31, 2003                                                        --      (42,028,000)     -        (582,000)
                                                                     ===============================================================

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (NOTES A AND F)

FOR THE CUMULATIVE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH MARCH 31, 2003 (Unaudited)


                                                                                 PREFERRED STOCK                 PREFERRED STOCK
                                                            SERIES A             $.001 PAR VALUE                 $.001 PAR VALUE
                                                           PREFERRED                 SERIES B                        SERIES C
                                                             STOCK            SHARES           AMOUNT         SHARES         AMOUNT
Initial issuance of shares to founders on contribution
of intangible assets at historic cost basis
Additional founders' contribution
Issuance of 1,037,000 shares of Series A preferred
stock, net of issuance costs                               $   10,000
NET LOSS

Balance, March 31, 1993                                        10,000
ISSUANCE OF SHARES TO INVESTOR AT APPROXIMATELY
$.21 per share
Issuance of shares on exercise of options
Services performed in exchange for Series A
preferred stock issued in fiscal 1993
Net loss

BALANCE, MARCH 31, 1994                                        10,000
Services performed for Series A preferred stock
issued in fiscal 1993
Issuance of shares at approximately $.52 per share
Net loss

BALANCE, DECEMBER 31, 1994                                     10,000
Issuance of 163,000 shares of Series A preferred stock          2,000
Write-off of amounts receivable from stockholders
Net loss

BALANCE, DECEMBER 31, 1995                                     12,000
Issuance of shares upon exercise of option for $15,000
Net loss

Balance, December 31, 1996                                     12,000
Purchase and retirement of 1,200,000 shares of
Series A preferred stock                                      -12,000
Purchase of 7,195,814 treasury shares of common
stock for $15,000
Net loss/comprehensive loss

BALANCE, DECEMBER 31, 1997 (CARRIED FORWARD)                        0


                                                                                                                          AMOUNTS
                                                                   COMMON STOCK            ADDITIONAL                    RECEIVABLE
                                                                  $.001 PAR VALUE           PAID-IN         DEFERRED       FROM
                                                                SHARES        AMOUNT        CAPITAL       COMPENSATION  STOCKHOLDERS
Initial issuance of shares to founders on contribution
of intangible assets at historic cost basis                  14,391,627     $   14,500     $      500
Additional founders' contribution                                                              40,000                    ($  40,000)
Issuance of 1,037,000 shares of Series A preferred
stock, net of issuance costs                                                                1,020,000                      -286,000
NET LOSS

Balance, March 31, 1993                                      14,391,627         14,500      1,060,500                      -326,000
ISSUANCE OF SHARES TO INVESTOR AT APPROXIMATELY
$.21 per share                                               14,391,627         14,500      2,985,500
Issuance of shares on exercise of options                       479,720          1,000         49,000
Services performed in exchange for Series A
preferred stock issued in fiscal 1993                                                                                       127,000
Net loss

BALANCE, MARCH 31, 1994                                      29,262,974         30,000      4,095,000                      -199,000
Services performed for Series A preferred stock
issued in fiscal 1993                                                                                                       159,000
Issuance of shares at approximately $.52 per share              345,399                       182,000
Net loss

BALANCE, DECEMBER 31, 1994                                   29,608,373         30,000      4,277,000                       -40,000
Issuance of 163,000 shares of Series A preferred stock                                        161,000
Write-off of amounts receivable from stockholders                                             -40,000                        40,000
Net loss

BALANCE, DECEMBER 31, 1995                                   29,608,373         30,000      4,398,000
Issuance of shares upon exercise of option for $15,000       14,391,627         14,000          1,000
Net loss

Balance, December 31, 1996                                   44,000,000         44,000      4,399,000                             0
Purchase and retirement of 1,200,000 shares of
Series A preferred stock                                                                      -58,000
Purchase of 7,195,814 treasury shares of common
stock for $15,000
Net loss/comprehensive loss

BALANCE, DECEMBER 31, 1997 (CARRIED FORWARD)                 44,000,000         44,000      4,341,000                             0

                                                             DEFICIT
                                                            ACCUMULATED
                                                            DURING THE
                                                            DEVELOPMENT       TREASURY
                                                               STAGE           STOCK          TOTAL
Initial issuance of shares to founders on contribution
of intangible assets at historic cost basis                                               $   15,000
Additional founders' contribution                                                                  0
Issuance of 1,037,000 shares of Series A preferred
stock, net of issuance costs                                                                 744,000
NET LOSS                                                    ($ 543,000)                     -543,000

Balance, March 31, 1993                                       -543,000                       216,000
ISSUANCE OF SHARES TO INVESTOR AT APPROXIMATELY
$.21 per share                                                                             3,000,000
Issuance of shares on exercise of options                                                     50,000
Services performed in exchange for Series A
preferred stock issued in fiscal 1993                                                        127,000
Net loss                                                    -2,292,000                    -2,292,000

BALANCE, MARCH 31, 1994                                     -2,835,000                     1,101,000
Services performed for Series A preferred stock
issued in fiscal 1993                                                                        159,000
Issuance of shares at approximately $.52 per share                                           182,000
Net loss                                                    -2,250,000                    -2,250,000

BALANCE, DECEMBER 31, 1994                                  -5,085,000                      -808,000
Issuance of 163,000 shares of Series A preferred stock                                       163,000
Write-off of amounts receivable from stockholders                                                  0
Net loss                                                      -972,000                      -972,000

BALANCE, DECEMBER 31, 1995                                  -6,057,000                    -1,617,000
Issuance of shares upon exercise of option for $15,000                                        15,000
Net loss                                                      -284,000                      -284,000

Balance, December 31, 1996                                  -6,341,000                    -1,886,000
Purchase and retirement of 1,200,000 shares of
Series A preferred stock                                                                     -70,000
Purchase of 7,195,814 treasury shares of common
stock for $15,000                                                          ($  15,000)       -15,000
Net loss/comprehensive loss                                   -335,000                      -335,000

BALANCE, DECEMBER 31, 1997 (CARRIED FORWARD)                -6,676,000        -15,000     -2,306,000


MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (NOTES A AND F)

FOR THE CUMULATIVE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH MARCH 31, 2003 (Unaudited)


                                                                                PREFERRED STOCK                 PREFERRED STOCK
                                                             SERIES A           $.001 PAR VALUE                 $.001 PAR VALUE
                                                            PREFERRED               SERIES B                        SERIES C
                                                              STOCK          SHARES           AMOUNT         SHARES         AMOUNT

BALANCE, DECEMBER 31, 1997 (BROUGHT FORWARD)               $     0
Purchase of 7,195,813 treasury shares of common
stock for $15,000
Special distribution of 14,391,627 shares of
common stock to Projectavision, Inc.
Shares deemed issued in connection with reverse
Merger
Issuance of 182,525 shares of Series A preferred stock
and warrants exercisable into 750,000 shares of
common stock at an exercise price of $.10 per
share in exchange for note payable of $1,500,000
and accrued interest of $330,000 including deemed
dividend in connection with beneficial conversion
feature of preferred stock
Issuance of shares at $.20 per share, net of
issuance costs
Issuance of shares to purchase intangible assets
Issuance of shares at $.58 per share for
consulting services
Issuance of warrants on February 10, 1998 to
purchase 2,000,000 shares of common stock
exercisable at $.75 per share at fair value for
services resulting from cashless exercise feature
Issuance of shares at $.18 per share
Issuance of shares on conversion of 182,525 shares
of Series A preferred stock
Issuance of shares at $.05 per share
Issuance of stock options and warrants at fair value
for services
Net loss/comprehensive loss

Balance, December 31, 1998 (carried forward)                     0



                                                                                                                        AMOUNTS
                                                                 COMMON STOCK            ADDITIONAL                    RECEIVABLE
                                                                $.001 PAR VALUE           PAID-IN         DEFERRED       FROM
                                                              SHARES        AMOUNT        CAPITAL       COMPENSATION  STOCKHOLDERS

BALANCE, DECEMBER 31, 1997 (BROUGHT FORWARD)                44,000,000     $  44,000     $ 4,341,000                       $    0
Purchase of 7,195,813 treasury shares of common
stock for $15,000
Special distribution of 14,391,627 shares of
common stock to Projectavision, Inc.                                                         346,000
Shares deemed issued in connection with reverse
Merger                                                      11,000,000        11,000         -11,000
Issuance of 182,525 shares of Series A preferred stock
and warrants exercisable into 750,000 shares of
common stock at an exercise price of $.10 per
share in exchange for note payable of $1,500,000
and accrued interest of $330,000 including deemed
dividend in connection with beneficial conversion
feature of preferred stock                                                                 2,850,000
Issuance of shares at $.20 per share, net of
issuance costs                                               5,000,000         5,000         970,000
Issuance of shares to purchase intangible assets             7,200,000         7,000       1,433,000
Issuance of shares at $.58 per share for
consulting services                                          1,000,000         1,000         579,000
Issuance of warrants on February 10, 1998 to
purchase 2,000,000 shares of common stock
exercisable at $.75 per share at fair value for
services resulting from cashless exercise feature                                            660,000
Issuance of shares at $.18 per share                           275,000                        50,000
Issuance of shares on conversion of 182,525 shares
of Series A preferred stock                                  9,435,405        10,000         -10,000
Issuance of shares at $.05 per share                        20,340,000        20,000         997,000
Issuance of stock options and warrants at fair value
for services                                                                               2,165,000
Net loss/comprehensive loss

Balance, December 31, 1998 (carried forward)                98,250,405        98,000      14,370,000                            0


                                                              DEFICIT
                                                             ACCUMULATED
                                                             DURING THE
                                                             DEVELOPMENT       TREASURY
                                                                STAGE           STOCK

BALANCE, DECEMBER 31, 1997 (BROUGHT FORWARD)                 ($6,676,000)    ($   15,000)
Purchase of 7,195,813 treasury shares of common
stock for $15,000                                                                -15,000
Special distribution of 14,391,627 shares of
common stock to Projectavision, Inc.                                              30,000
Shares deemed issued in connection with reverse
Merger
Issuance of 182,525 shares of Series A preferred stock
and warrants exercisable into 750,000 shares of
common stock at an exercise price of $.10 per
share in exchange for note payable of $1,500,000
and accrued interest of $330,000 including deemed
dividend in connection with beneficial conversion
feature of preferred stock                                    -1,020,000
Issuance of shares at $.20 per share, net of
issuance costs
Issuance of shares to purchase intangible assets
Issuance of shares at $.58 per share for
consulting services
Issuance of warrants on February 10, 1998 to
purchase 2,000,000 shares of common stock
exercisable at $.75 per share at fair value for
services resulting from cashless exercise feature
Issuance of shares at $.18 per share
Issuance of shares on conversion of 182,525 shares
of Series A preferred stock
Issuance of shares at $.05 per share
Issuance of stock options and warrants at fair value
for services
Net loss/comprehensive loss                                   -4,580,000

Balance, December 31, 1998 (carried forward)                 -12,276,000               0

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (NOTES A AND F)

FOR THE CUMULATIVE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH MARCH 31, 2003 (Unaudited)

                                                                                 PREFERRED STOCK                 PREFERRED STOCK
                                                            SERIES A             $.001 PAR VALUE                 $.001 PAR VALUE
                                                           PREFERRED                 SERIES B                        SERIES C
                                                             STOCK            SHARES           AMOUNT         SHARES         AMOUNT
Balance, December 31, 1998 (brought forward)            $          0
Issuance of shares in satisfaction of accrued
Expenses
Issuance of shares at $.49 per share for consulting
Services
Issuance of shares at $.49 per share to purchase
furniture and fixtures
Issuance of shares at market prices as consulting
   services were performed
Issuance of shares to purchase intangible assets
Issuance of shares at $1.25 per share for services
Issuance of stock options Immediately exercisable
at fair value for services
Issuance of warrants on February 10, 1998 to
purchase 2,000,000 shares of common stock
exercisable at $.75 per share for consulting
services resulting from notification of warrant
holder of intent to exercise
Shares issuable at $1.27 per share in connection
with note payable
Issuance of shares on exercise of 100,000 options
at $.20 per share
Issuance of Series B convertible preferred shares
at $6.00 per share including deemed dividend
in connection with beneficial conversion
feature of preferred stock                                   245,165
Issuance of shares at $.75 per share
Net loss/comprehensive loss
Issuance of shares at $.75 per share
Issuance of shares at market price for service
Issuance of common stock to Equilink, LLC on
exercise of cashless warrants

BALANCE, DECEMBER 31, 1999 (CARRIED FORWARD)                       0      245,165                0



                                                                     COMMON STOCK               ADDITIONAL
                                                                   $.001 PAR VALUE               PAID-IN               DEFERRED
                                                                SHARES            AMOUNT         CAPITAL             COMPENSATION
Balance, December 31, 1998 (brought forward)                   98,250,405     $     98,000     $ 14,370,000
Issuance of shares in satisfaction of accrued
Expenses                                                           78,000                            15,000
Issuance of shares at $.49 per share for consulting
Services                                                           10,000                             5,000
Issuance of shares at $.49 per share to purchase
furniture and fixtures                                            100,000                            49,000
Issuance of shares at market prices as consulting
   services were performed                                         17,269                            15,000
Issuance of shares to purchase intangible assets                1,000,000            1,000          999,000
Issuance of shares at $1.25 per share for services                  1,600                             2,000
Issuance of stock options Immediately exercisable
at fair value for services                                                                        6,572,000
Issuance of warrants on February 10, 1998 to
purchase 2,000,000 shares of common stock
exercisable at $.75 per share for consulting
services resulting from notification of warrant
holder of intent to exercise                                                                      1,090,000
Shares issuable at $1.27 per share in connection
with note payable                                                                                   191,000
Issuance of shares on exercise of 100,000 options
at $.20 per share                                                 100,000                            20,000
Issuance of Series B convertible preferred shares
at $6.00 per share including deemed dividend
in connection with beneficial conversion
feature of preferred stock                                                                        2,942,000
Issuance of shares at $.75 per share                              533,000            1,000          399,000
Net loss/comprehensive loss
Issuance of shares at $.75 per share                              515,000            1,000          385,000
Issuance of shares at market price for service                      4,942
Issuance of common stock to Equilink, LLC on
exercise of cashless warrants                                   1,076,923            1,000           -1,000

BALANCE, DECEMBER 31, 1999 (CARRIED FORWARD)                  101,687,139          102,000       27,053,000

                                                                              DEFICIT
                                                              AMOUNTS        ACCUMULATED
                                                            RECEIVABLE       DURING THE
                                                               FROM          DEVELOPMENT       TREASURY
                                                            STOCKHOLDERS        STAGE           STOCK             TOTAL
Balance, December 31, 1998 (brought forward)               $          0     ($12,276,000)    $          0     $  2,192,000
Issuance of shares in satisfaction of accrued
Expenses                                                                                                            15,000
Issuance of shares at $.49 per share for consulting
Services                                                                                                             5,000
Issuance of shares at $.49 per share to purchase
furniture and fixtures                                                                                              49,000
Issuance of shares at market prices as consulting
   services were performed                                                                                          15,000
Issuance of shares to purchase intangible assets                                                                 1,000,000
Issuance of shares at $1.25 per share for services                                                                   2,000
Issuance of stock options Immediately exercisable
at fair value for services                                                                                       6,572,000
Issuance of warrants on February 10, 1998 to
purchase 2,000,000 shares of common stock
exercisable at $.75 per share for consulting
services resulting from notification of warrant
holder of intent to exercise                                                                                     1,090,000
Shares issuable at $1.27 per share in connection
with note payable
Issuance of shares on exercise of 100,000 options
at $.20 per share                                                                                                   20,000
Issuance of Series B convertible preferred shares
at $6.00 per share including deemed dividend
in connection with beneficial conversion
feature of preferred stock                                                    -1,471,000                         1,471,000
Issuance of shares at $.75 per share                                                                               400,000
Net loss/comprehensive loss                                                   -9,800,000                        -9,800,000
Issuance of shares at $.75 per share                                                                               386,000
Issuance of shares at market price for service
Issuance of common stock to Equilink, LLC on
exercise of cashless warrants

BALANCE, DECEMBER 31, 1999 (CARRIED FORWARD)                          0      -23,547,000                0        3,608,000

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (NOTES A AND F)

FOR THE CUMULATIVE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH MARCH 31, 2003 (Unaudited)

                                                                                PREFERRED STOCK                 PREFERRED STOCK
                                                           SERIES A             $.001 PAR VALUE                 $.001 PAR VALUE
                                                          PREFERRED                 SERIES B                        SERIES C
                                                            STOCK            SHARES           AMOUNT         SHARES         AMOUNT
BALANCE, DECEMBER 31, 1999 (BROUGHT FORWARD)                 $  0          245,165             $  0                          $  0
Shares issued of Series C convertible preferred
shares at $100.00 per share including deemed
dividend in connection with beneficial conversion
feature of preferred stock                                                                                    14,000
Issuance of shares in connection with Series C
preferred stock private placement investment                                                                               -
Shares issuable at $2.23 per share in connection with
research and development and license agreement
Issuance of shares at market price for services
Issuance of options at market value for services
Issuance of options to purchase 100,000 shares
@$.40 per share for services
Issuance of stock options in connection with deferred
compensation agreement
Amortization of deferred compensation
Issuance of shares to purchase furniture and fixtures
Issuance of shares in connection with Series C
preferred stock private placement
Issuance of shares at $1.25 per share
Conversion of Series B preferred stock to common                           -60,000
Issuance of shares at market price for services
Shares issuable at market price for services
Net loss/comprehensive loss

BALANCE, DECEMBER 31, 2000                                      0          185,165                0           14,000            0
Issuance of shares in connection with private
placement offerings
Issuance of shares upon conversion of Series B
preferred stock                                                           -100,166
Issuance of shares upon conversion of Series C
preferred stock                                                                                              -14,000
Issuance of shares upon exercise of stock options
Issuance of shares to acquire Teneo Computing Inc.
Issuance of shares to purchase 42% of Novint
Technologies, Inc.
Issuance of shares for services at fair market value
Exercise of warrants issued for services
Issuance of stock options for services
Amortization of deferred compensation
Net loss/comprehensive loss

BALANCE, DECEMBER 31, 2001 (CARRIED FORWARD)                    0           84,999                0                0            0

                                                                                     COMMON STOCK                ADDITIONAL
                                                                                   $.001 PAR VALUE                PAID-IN
                                                                                SHARES            AMOUNT          CAPITAL
BALANCE, DECEMBER 31, 1999 (BROUGHT FORWARD)                                  101,687,139     $    102,000     $ 27,053,000
Shares issued of Series C convertible preferred
shares at $100.00 per share including deemed
dividend in connection with beneficial conversion
feature of preferred stock                                                                                        2,199,000
Issuance of shares in connection with Series C
preferred stock private placement investment                                      700,000            1,000          600,000
Shares issuable at $2.23 per share in connection with
research and development and license agreement                                                                    1,115,000
Issuance of shares at market price for services                                    11,083                            24,000
Issuance of options at market value for services                                                                    229,000
Issuance of options to purchase 100,000 shares
@$.40 per share for services
Issuance of stock options in connection with deferred
compensation agreement                                                                                              425,000
Amortization of deferred compensation
Issuance of shares to purchase furniture and fixtures                              10,500                            40,000
Issuance of shares in connection with Series C
preferred stock private placement                                                  10,000
Issuance of shares at $1.25 per share                                           1,600,050            2,000        1,998,000
Conversion of Series B preferred stock to common                                  600,000
Issuance of shares at market price for services                                    51,000                           102,000
Shares issuable at market price for services                                                                         88,000
Net loss/comprehensive loss

BALANCE, DECEMBER 31, 2000                                                    104,669,772          105,000       33,873,000
Issuance of shares in connection with private
placement offerings                                                             1,097,500            1,098          694,000
Issuance of shares upon conversion of Series B
preferred stock                                                                 1,001,660            1,002
Issuance of shares upon conversion of Series C
preferred stock                                                                 2,800,000            2,800
Issuance of shares upon exercise of stock options                                  15,000               15            3,000
Issuance of shares to acquire Teneo Computing Inc.                              1,400,000            1,400          784,000
Issuance of shares to purchase 42% of Novint
Technologies, Inc.                                                              1,000,000            1,000          560,000
Issuance of shares for services at fair market value                            3,388,097            1,743        2,138,000
Exercise of warrants issued for services                                          942,281              942          782,000
Issuance of stock options for services                                                                              250,000
Amortization of deferred compensation
Net loss/comprehensive loss

BALANCE, DECEMBER 31, 2001 (CARRIED FORWARD)                                  116,314,310          115,000       39,084,000

                                                                                         DEFICIT
                                                                         AMOUNTS       ACCUMULATED
                                                                        RECEIVABLE      DURING THE
                                                         DEFERRED         FROM          DEVELOPMENT     TREASURY
                                                       COMPENSATION    STOCKHOLDERS       STAGE           STOCK          TOTAL
BALANCE, DECEMBER 31, 1999 (BROUGHT FORWARD)                          $          0     ($23,547,000)    $      0     $  3,608,000
Shares issued of Series C convertible preferred
shares at $100.00 per share including deemed
dividend in connection with beneficial conversion
feature of preferred stock                                                               -1,400,000                       799,000
Issuance of shares in connection with Series C
preferred stock private placement investment                                                                              601,000
Shares issuable at $2.23 per share in connection with
research and development and license agreement                                           -1,115,000
Issuance of shares at market price for services                                                                            24,000
Issuance of options at market value for services                                                                          229,000
Issuance of options to purchase 100,000 shares
@$.40 per share for services                                                                                              113,000
Issuance of stock options in connection with deferred
compensation agreement                                  ($425,000)
Amortization of deferred compensation                     113,000
Issuance of shares to purchase furniture and fixtures                                                                      40,000
Issuance of shares in connection with Series C
preferred stock private placement
Issuance of shares at $1.25 per share                                                                                   2,000,000
Conversion of Series B preferred stock to common
Issuance of shares at market price for services                                                                           102,000
Shares issuable at market price for services                                                                               88,000
Net loss/comprehensive loss                                                              -4,736,000                    -4,736,000

BALANCE, DECEMBER 31, 2000                               -312,000                0      -30,798,000            0        2,868,000
Issuance of shares in connection with private
placement offerings                                                                                                       695,098
Issuance of shares upon conversion of Series B
preferred stock                                                                                                             1,002
Issuance of shares upon conversion of Series C
preferred stock                                                                                                             2,800
Issuance of shares upon exercise of stock options                                                                           3,015
Issuance of shares to acquire Teneo Computing Inc.                                                                        785,400
Issuance of shares to purchase 42% of Novint
Technologies, Inc.                                                                                                        561,000
Issuance of shares for services at fair market value                                                                    2,139,743
Exercise of warrants issued for services                                                                                  782,942
Issuance of stock options for services                                                                                    250,000
Amortization of deferred compensation                      85,000                                                          85,000
Net loss/comprehensive loss                                                              -6,662,000                    -6,662,000

BALANCE, DECEMBER 31, 2001 (CARRIED FORWARD)             -227,000                0      -37,460,000            0        1,512,000

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (NOTES A AND F)

FOR THE CUMULATIVE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH MARCH 31, 2003 (Unaudited)


                                                                                       PREFERRED STOCK         PREFERRED STOCK
                                                                        SERIES A       $.001 PAR VALUE         $.001 PAR VALUE
                                                                       PREFERRED          SERIES B                SERIES C
                                                                         STOCK       SHARES      AMOUNT     SHARES       AMOUNT
BALANCE, DECEMBER 31, 2001 (BROUGHT FORWARD)                           $     0       84,999    $     0          0     $          0
Issuance of shares in connection with private placement offering
Issuance of shares for the payment of research and development
Issuance of shares at market price for services rendered
Issuance of shares in connection with private placement offering
Issuance of shares for the payment of research and development
Issuance of shares at market price for services rendered
Issuance of shares in connection with private placement offering
Issuance of shares upon conversion of Series B
preferred stock                                                                     -10,000
Issuance of shares  at  market price for services rendered
Issuance of shares for the payment of research and development
Issuance of shares in connection with private placement offering
Issuance of shares at market price for services rendered
Issuance of shares in connection with private placement offering
Issuance of shares in connection with private placement offering
Issuance of shares at market price for services rendered
Issuance of shares at market price for services rendered
Issuance of shares at market price for services rendered
Issuance of shares at market price for services rendered
Issuance of shares at market price for services rendered
Amortization of deferred compensation
Net loss/comprehensive loss
BALANCE, DECEMBER 31, 2002                                             $     0       74,999    $     0          0     $          0

                                                                               COMMON STOCK                 ADDITIONAL
                                                                              $.001 PAR VALUE                 PAID-IN
                                                                             SHARES          AMOUNT           CAPITAL
BALANCE, DECEMBER 31, 2001 (BROUGHT FORWARD)                              116,314,310     $    115,000     $ 39,084,000
Issuance of shares in connection with private placement offering              850,000            1,000          253,000
Issuance of shares for the payment of research and development                 75,000                0           30,000
Issuance of shares at market price for services rendered                        5,000                0            2,000
Issuance of shares in connection with private placement offering              285,700                           100,000
Issuance of shares for the payment of research and development                975,000            1,000          360,000
Issuance of shares at market price for services rendered                      620,000            1,000          203,000
Issuance of shares in connection with private placement offering              400,000                           100,000
Issuance of shares upon conversion of Series B
preferred stock                                                               100,000
Issuance of shares  at  market price for services rendered                    500,000            1,000          135,000
Issuance of shares for the payment of research and development                150,000                            40,000
Issuance of shares in connection with private placement offering              600,000            1,000          149,000
Issuance of shares at market price for services rendered                       25,277                             8,000
Issuance of shares in connection with private placement offering            1,000,000            1,000           99,000
Issuance of shares in connection with private placement offering              200,000                            30,000
Issuance of shares at market price for services rendered                      247,904                            59,000
Issuance of shares at market price for services rendered                    1,285,301                           169,000
Issuance of shares at market price for services rendered                      394,000                0           39,000
Issuance of shares at market price for services rendered                       60,000                0            8,000
Issuance of shares at market price for services rendered                       75,000                0            7,000
Amortization of deferred compensation
Net loss/comprehensive loss
BALANCE, DECEMBER 31, 2002                                                124,262,522     $    122,000     $ 40,875,000

                                                                                                 DEFICIT
                                                                                    AMOUNTS    ACCUMULATED
                                                                                  RECEIVABLE   DURING THE
                                                                     DEFERRED       FROM       DEVELOPMENT  TREASURY
                                                                   COMPENSATION  STOCKHOLDERS     STAGE      STOCK        TOTAL
BALANCE, DECEMBER 31, 2001 (BROUGHT FORWARD)                       ($   227,000)      $0      ($37,460,000)       0   $  1,512,000
Issuance of shares in connection with private placement offering                                                           254,000
Issuance of shares for the payment of research and development                                                              30,000
Issuance of shares at market price for services rendered                                                                     2,000
Issuance of shares in connection with private placement offering                                                           100,000
Issuance of shares for the payment of research and development                                                             361,000
Issuance of shares at market price for services rendered                                                                   204,000
Issuance of shares in connection with private placement offering                                                           100,000
Issuance of shares upon conversion of Series B
preferred stock                                                                                                                  0
Issuance of shares  at  market price for services rendered                                                                 136,000
Issuance of shares for the payment of research and development                                                              40,000
Issuance of shares in connection with private placement offering                                                           150,000
Issuance of shares at market price for services rendered                                                                     8,000
Issuance of shares in connection with private placement offering                                                           100,000
Issuance of shares in connection with private placement offering                                                            30,000
Issuance of shares at market price for services rendered                                                                    59,000
Issuance of shares at market price for services rendered                                                                   170,000
Issuance of shares at market price for services rendered                                                                    39,000
Issuance of shares at market price for services rendered                                                                     8,000
Issuance of shares at market price for services rendered                                                                     7,000
Amortization of deferred compensation                                    85,000                                             85,000
Net loss/comprehensive loss                                                                     -4,028,007              -4,028,007
BALANCE, DECEMBER 31, 2002                                         ($   142,000)      $0      ($41,488,007)       0   ($ 5,633,000)

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIAIRES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                    UNAUDITED


NOTE A - ORGANIZATION AND OPERATIONS

Manhattan Scientifics, Inc. (formerly Grand Enterprises, Inc. ("Grand"), and its wholly-owned subsidiaries Tamarack Storage Devices, Inc. and Teneo Computing, Inc. ("Teneo") (collectively "the Company"), a development stage enterprise, operates in a single business segment as a technology incubator that seeks to acquire, develop and bring to market technologies with an emphasis on consumer and commercial electronics. At March 31, 2003, the Lauer Entities (Lancer Management Group, LLC) owns approximately 33% of the Company's common stock. In April 2003, Lancer Partners LLC filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States for the District of Connecticut.

In January 1998, Manhattan Scientifics, Inc., then a non-operating public corporation with nominal net assets acquired all of the outstanding common stock of Tamarack Storage Devices, Inc. ("Tamarack") by issuing 44 million shares of its common stock including approximately 43,120,000 shares issued to Projectavision, a public company which gave the stockholders of Tamarack actual control of the combined company. In addition, Manhattan Scientifics, Inc. issued 182,525 shares of Series A preferred stock and a warrant to purchase 750,000 shares of its common stock at an exercise price of $.10 per share in exchange for a note payable of $1.5 million plus accrued interest of $330,000 due to Projectavision from Tamarack. In connection with the legal form of this transaction, Tamarack became a wholly-owned subsidiary of Manhattan Scientifics, Inc. For accounting purposes, the acquisition was treated as a recapitalization of Tamarack rather than a business combination. Tamarack as the accounting acquiror of the public shell did not record goodwill or any other intangible asset for this "Reverse Acquisition". The historical financial statements are those of Tamarack. Tamarack, a development stage enterprise, was a Texas corporation formed in July 1992. Tamarack was involved in the research and development of products based on holographic data storage technology. Loss per share has been restated for all periods prior to the acquisition to include the number of equivalent shares received by Tamarack's stockholders in the Reverse Acquisition. In 2002, the Company sold the holographic data storage technology associated with Tamarack for $150,000.

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

There is no assurance that the Company's research and development and marketing efforts will be successful, or that the Company will achieve significant sales of any products derived therefrom. The Company has incurred net losses and negative cash flows from operations since its inception and it has both a working capital and stockholders deficit at March 31, 2003. In addition, the Company operates in an environment of rapid change in technology and is dependent upon the services of its employees and its consultants. If the Company is unable to successfully commercialize its technologies, it is unlikely that it will continue in business.

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

[8]   ADVERTISING EXPENSES:

      The Company expenses advertising costs which consist primarily of promotional items and print media, as incurred. Advertising expenses amounted to $0, $9,000 and $82,000 for the three months ended March 31 2003 and 2002 and for the cumulative period July 31, 1992 (inception) through March 31, 2003, respectively.

[9]   USE OF ESTIMATES:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A significant estimate includes the recorded value of the Company's patents.

[10]  INVESTMENTS:

      The Company recorded its investment in Novint at cost and uses the equity method of accounting to record its share of income or loss (see Note D[2]). In October of 2002, the Company's ownership interest in NMXS.com, Inc. fell below 20%. As a result, the Company discontinued the equity method of accounting for NMXS.com, Inc. (see Note D[1]). The Company now accounts for its shares of NMXS.com as available for sale pursuant to SFAS No. 115 "Accounting For Certain Investments in Debt and Equity Securities". The Company' cost basis in the securities is valued at $0.

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

[12]  IMPAIRMENT OF LONG-LIVED ASSETS:

      Long-lived assets, including patents and technology licenses to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable using expected future undiscounted cash flows. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset's carrying amount over its fair value as determined by selling prices for similar assets or application of other appropriate valuation techniques. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value less disposal costs. The Company has reviewed its patents and technology licenses for impairment and determined that its solar fuel cell patents have become impaired. As a result, in the fourth quarter of 2002, the Company recorded a charge of approximately $189,000 to reduce the carrying value of these patents to zero.

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


                              MANHATTAN SCIENTIFICS
                                     3/31/03

                                                                       Three Months Ended
                                                                            MARCH 31
                                                                --------------------------------
                                                                    2003               2002
                                                                -------------      -------------
Reported net loss                                               $    (540,000)     $  (1,527,000)
Stock-based employee compensation expense included
    in reported net loss, net of related tax effects                   21,000             21,000
Stock-based employee compensation determined under
    the fair value based method, net of related tax effects           (77,000)           (77,000)
                                                                -------------      -------------

Pro forma net loss                                              $    (596,000)     $  (1,583,000)
                                                                =============      =============

Basic loss per share:
    As reported                                                 $        (.00)     $        (.01)
                                                                =============      =============
    Pro forma                                                   $        (.00)     $        (.01)
                                                                =============      =============

Diluted loss per share:
    As reported                                                 $        (.00)     $        (.01)
                                                                =============      =============
    Pro forma                                                   $        (.00)     $        (.01)
                                                                =============      =============


      The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model with a volatility of 158% for 2001, expected life of options of 5 years, risk free interest rate of approximately 6% in 2001 and a dividend yield of 0%. The weighted average fair value of options granted during the year ended December 31, 2001 is $3.07. No options were granted during the year ended December 31, 2002. No options were granted during the three months ended March 31, 2003.

[14]  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

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

[15]  INTERIM FINANCIAL STATEMENTS:

      Financial statements as of March 31, 2003 and the three months ended March 31, 2003 and 2002 and the respective amounts included in the period from inception July 31, 1992 are unaudited but in the opinion of management, the financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the comparative financial position and results of operations. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2003 consists of the following:

                                                 USEFUL LIFE
                                                  (YEARS)
                                                 -----------
         Furniture and fixtures                       5    $ 90,000
         Equipment                                    3      42,000
                                                           --------

                                                            132,000
         Less accumulated depreciation                       96,000
                                                           --------

                                                           $ 36,000
                                                           ========


The depreciation expense for three months ended March 31, 2003 and 2002 were approximately $0 and $10,000, respectively.

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

      Effective October 1, 2002, the Company has discontinued the use of the equity method of accounting for its investment in NMXS.com, Inc. As of March 31, 2003 the Company's basis in its NMXS.com, Inc. stock was zero and the market value of its NMXS.com, Inc. stock was approximately $264,365. The Company now accounts for its shares of NMXS.com, Inc. as available for sale pursuant to SFAS 115.

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

      During the first quarter of 2003, the Company sold approximately 23,913 shares of NMXS.com, Inc. common stock for approximately $22,000.

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

      During the year ended December 31, 2002, the Company has recorded approximately $175,000 in amortization expense relating to the Novint technology. This charge is included in the loss from equity method investments in the statement of operations. For the three months ended March 31, 2003, the company has recorded $98,000 in amortization expense.

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

      At March 31, 2003, the Company owns approximately 40% of Novint. During the quarter ended March 31, 2003, the Company recorded a loss of $90,000 pursuant to its ownership interest in Novint. The following is a summary of financial data regarding financial position derived from the June 30, 2003 audited financial statements of Novint. The results of operations is derived from the March 31, 2003 unaudited financial statements.

          Current assets (including cash of $8,000)           $126,000
          Property and equipment                               193,000
          Other assets                                          47,000
                                                              --------

                                                              $366,000
                                                              ========

          Liabilities                                         $273,000
          Stockholders' equity                                  93,000
                                                              --------

                                                              $366,000
                                                              ========

          Revenue                                             $156,000
                                                              ========

          Net loss                                            $225,000
                                                              ========

NOTE E - NOTES PAYABLE

In August 1999, the Company borrowed $275,000 from the Chief Operating Officer. The loan bears interest at the rate of 5.5% per annum and is due upon the earlier of 18 months or the date of a private placement raising at least $1,500,000. This loan was due December 31, 2003. In April of 2004, the Company extended the term of this loan to December 31, 2004. The Chief Operating Officer had originally delivered to the Company $275,000 to exercise options, each exercisable to purchase common stock, but such exercise was rescinded and the options have been treated as if not exercised. No shares were delivered as a result of this transaction. Interest expense for the three months ended March 31, 2003 amounted to approximately $4,000.

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

In August 2001, the Company borrowed $250,000 from the Chief Executive Officer. The loan bears interest at the rate of 5.5% per annum and was due December 31, 2002. This loan was due December 31, 2003. In April of 2004, the Company extended the term of this loan to December 31, 2004. Interest expense for the three months ended March 31, 2003 amounted to approximately $3,000. This loan is secured by substantially all of the assets of the Company. In the event of default on this loan, the Company's Chief Executive Officer may foreclose on the collateral provided he receives written consent of the Company's Board of Directors.

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

            During 2003, the company effected the following transactions:

            In January 2003, issued 1,000,000 shares of common stock at the market price for services rendered.

            In February 2003, issued 1,000,000 shares of common stock at $0.04 per share in a private placement offering.

            In February 2003, issued 125,000 shares of common stock at the market price for services rendered.

            In March 2003, issued 10,756,000 shares of common stock at the market price for services rendered.

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

[3]   STOCK OPTIONS:

      A summary of the Company's stock option activity and related information is as follows:

                                                                                              WEIGHTED            NUMBER OF
                                                    NUMBER OF                  EXERCISE       AVERAGE              COMMON
                                                      COMMON                   PRICE PER     EXERCISE              SHARES
                                                     SHARES                      SHARE          PRICE            EXERCISABLE
                                                  --------------            -------------   -----------        --------------
         Outstanding as of December 31, 1997                   0                                                          0
         Granted                                      20,825,000            $0.05 - $0.20      $0.17             20,825,000
         Canceled                                    (15,000,000)               0.20            0.20            (15,000,000)
                                                  --------------                                               --------------

         Outstanding as of December 31, 1998           5,825,000                                                  5,825,000
         Granted                                      16,750,000             0.05 - 0.20        0.05             16,750,000
         Exercised                                      (100,000)                                                  (100,000)
                                                  --------------                                               --------------

         Outstanding as of December 31, 1999          22,475,000                                                 22,475,000
         Granted                                         610,000             2.25 - 2.40        2.37                110,000
                                                  --------------                                               --------------

         Outstanding as of December 31, 2000          23,085,000                                                 22,585,000
         Granted                                         450,000             0.39 - 1.25        0.77                450,000
         Exercised                                       (90,000)                                                   (90,000)
         Options vested pursuant to deferred
             compensation agreement                            0                2.40            2.40                100,000
                                                  --------------                                               --------------

         Outstanding as of December 31, 2001          23,445,000                                                 23,045,000
         Granted                                               0                                                          0
         Exercised                                             0                                                          0
         Options vested pursuant to deferred
             compensation agreement                            0                2.40            2.40                100,000
                                                  --------------                                               --------------

         Outstanding as of December 31, 2002          23,445,000                                                 23,145,000
         Granted                                               0                                                          0
         Exercised                                             0                                                          0
                                                 -------------------                                      ---------------------
         Outstanding as of March 31, 2003             23,445,000                                                  23,145,000
                                                 ===================                                      =====================


      All options issued through March 31, 2003 vested within ninety days from the date of grant and expire at various dates during 2008 through 2013.

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

      Exercise prices and weighted-average contractual lives of stock options outstanding as of March 31, 2003 are as follows:

                                   OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                 ---------------------------------------------------      -----------------------------------
                                           WEIGHTED
                                            AVERAGE        WEIGHTED                                WEIGHTED
                                           REMAINING       AVERAGE                                 AVERAGE
  EXERCISE             NUMBER             CONTRACTUAL      EXERCICE           NUMBER               EXERCISE
   PRICE             OUTSTANDING             LIFE           PRICE          EXERCISABLE              PRICE
-------------     ---------------        ------------    -----------      -------------          ------------
   $0.05            16,625,000              6.15           $ 0.05          16,625,000              $ 0.05
   0.20              5,760,000              5.21             0.20           5,760,000                0.20
   0.39                250,000              8.48             0.39             250,000                0.39
   1.25                200,000              7.76             1.25             200,000                1.25
   2.25                110,000              7.28             2.25             110,000                2.25
   2.40                500,000              7.42             2.40             200,000                2.40


[4]   WARRANTS:

      The Company issued the following warrants at the corresponding weighted average exercise price as of September 30, 2003:

                                                                                           WEIGHTED
                                                                                           AVERAGE
                                                                                           EXERCISE
                                                                        WARRANTS             PRICE
                                                                     -------------       --------------
              Outstanding as of December 31, 1997                              0              $0.16
              Issued                                                  17,750,000
                                                                     -------------

              Outstanding as of December 31, 1998                     17,750,000
              Converted into stock options                            (2,500,000)             0.05
                                                                     -------------

              Outstanding as of December 31, 1999                     15,250,000
              Converted into common stock                             (2,000,000)             0.75
                                                                     -------------

              Outstanding as of December 31, 2000                     13,250,000
              Issued                                                     942,281              0.01
              Converted into common stock                               (942,281)             0.01
                                                                     -------------

              Outstanding as of December 31, 2001                     13,250,000
              Issued                                                           0
              Converted into common stock                                      0
                                                                     -------------

              Outstanding as of December 31, 2002                     13,250,000
              Issued
              Converted into common stock
                                                                     -------------
              Outstanding as of September 30, 2003                    13,250,000
                                                                     =============

                                            NUMBER OF       EXERCISE      CONTRACTUAL       NUMBER OF SHARES
                DATE                         WARRANTS        PRICE          LIFE             EXERCISABLE
              -----------                  -----------     ---------      -----------        ------------
              January 8, 1998                 750,000        $.10         10 years               750,000
              July 28, 1998                12,500,000         .05         10 years            12,500,000
                                           ----------                                         ----------

                                           13,250,000                                         13,250,000
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

NOTE G - INCOME TAXES

There is no provision for federal, state or local income taxes for the periods ended March 31, 2003 and 2002, since the Company has incurred net operating losses.

The Company's deferred tax asset as of March 31, 2003 represents benefits from equity related compensation charges and net operating loss carryforwards of approximately $4,362,000 and $6,757,000, respectively, which is reduced by a valuation allowance of approximately $11,119,000 since the future realization of such tax benefit is not presently determinable.

As of March 31, 2003, the Company has a net operating loss carryforward of approximately $26,704,000 expiring in 2008 through 2024 for federal income tax purposes and 2005 for state income tax purposes. As a result of ownership changes, Internal Revenue Code Section 382 limits the amount of such net operating loss carryforward available to offset future taxable income to approximately $16,784,000 in the aggregate.

The difference between the statutory federal income tax (rate) benefit applied to the Company's net loss and the Company's effective income tax rate for the three months ended March 31, 2003 and 2002 is summarized as follows:



                                                   THREE MONTHS ENDED
                                                         MARCH 31,
                                                 --------------------------
                                                  2003               2002
                                                 -------           --------
         Statutory federal income tax rate        (35)%              (35)%
         Increase in valuation allowance           35 %               35 %
                                                 -------           --------
                                                  0.0 %              0.0 %
                                                 =======           ========


NOTE H - COMMITMENTS

[1]   LICENSE AND DEVELOPMENT AGREEMENTS:

      In March 1997, the Company entered into a Cooperative Research and Development Agreement (the "CRADA Agreement") with the Regents of the University of California to develop a polymeric based recording media that will satisfy all of the requirements for a holographic media storage device. The work was to be completed within 25 months from the original date of execution. Each party shall have the first option to retain title to any subject inventions made by its employees during the work under this agreement. The agreement provides that the Company's contribution to funding will be $264,000. The CRADA research and development expenses charged to the statement of operations for the cumulative period July 31, 1992 through March 31, 2003 amounted to $83,000. No expenses were incurred during 2002 and 2003.

      On January 11, 1998, the Company entered into a research and development agreement with Energy Related Devices, Inc. ("ERDI"). The term of the agreement is for the later of three years from the commencement date as defined in the agreement or the delivery of a prototype suitable for commercial sale or license regarding the fuel cell product defined in the agreement. The Company is obligated to fund up to $1 million in accordance with certain milestones as defined in the agreement. Upon the delivery of a prototype suitable for commercial sale or license regarding the fuel cell product, the Company's obligation will be to pay ERDI $10,000 per month until the Company funds or determines not to fund the research and development of ERDI's solar cell invention. Through December 31, 2000, the Company has provided $1,000,000 to ERDI for research and development activities. In addition, the Company is providing for key-man life insurance coverage on the primary stockholder of ERDI. In May 1999, the Company committed to additional funding of ERDI. For the year ended December 31, 2001, the Company has funded an additional $805,000. There has been no funding since 2001.

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

[3]   EMPLOYMENT AGREEMENT:

      On August 30, 1999, the Company entered into an employment and noncompetition agreement with an individual to provide research related activities. The term of the agreement was for one year commencing on September 1, 1999 and was renewed. The agreement allows for four one-year renewal options unless terminated by either party. The employment agreement was renewed for an additional year effective September 1, 2000. Base salary is $90,000 per annum with available additional cash compensation as defined in the agreement. In addition, the employee received stock options to purchase 500,000 shares of common stock at $.40 per share. The market price of the Company's common shares was $1.25 per share on the date of grant. The total fair value of such options approximated $425,000. In accordance with the agreement, 100,000 options vest each year on the anniversary date.

                                TRIBEWORKS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


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

      In conjunction with the above, the Company entered into a three year research and development agreement with Novars with automatic one year renewals unless terminated by either party. In accordance with this agreement, the Company advanced $200,000 in August 1999. The Company has amended the research and development agreement to provide for additional funding based on a milestone timetable. As of December 31, 2001, the Company has funded an additional $1,620,000 and issued 1,550,000 shares of its common stock valued at $158,000 to be used for funding research and development costs. No activity has occurred since 2001.

[4]   LEASES:

      The Company is obligated under two separate operating leases for office space located in Los Alamos, New Mexico and New York City. The Company renewed its lease in New York City for one year pursuant to the lease's original terms. During 2001, the Company renegotiated its lease in Los Alamos, New Mexico. During 2002, the Company only leased certain offices in Los Alamos, New Mexico, while certain related parties leased the laboratory space previously leased by the Company. The Company received reimbursement of $11,000 against rent charges for the year ended December 31, 2002 from related parties. Rent expense charged to operations was approximately $9,000 for the three months ended March 31, 2003 and $14,000 for the three months ended March 31, 2002. During 2003, the Company terminated the Los Alamos lease and relocated the New York City office. During 2003, the Company is renting office space in New York City on a monthly basis.

      In April 2003, the Company entered into a non-exclusive license agreement with a third party for rights to its mid-range fuel cell technology. The Company received $300,000 upon signing of the agreement and is entitled to receive an additional $200,000 upon commercial launch (as defined) by the third party.

NOTE I - RELATED PARTY TRANSACTIONS

During 2003, the Company's Board of Directors authorized $138,000 in salaries payable to the CEO and COO. This amount is included in accounts payable and accrued expenses at March 31, 2003

During 2002, the Company's Board of Directors authorized $550,000 in salaries payable to the CEO and COO. This amount is included in accounts payable and accrued expenses at December 31, 2002.

The law firm of one director received approximately $0 and $38,000 of compensation for legal services rendered to the Company during the three months ended March 31, 2003 and 2002, respectively.

The accounting firm of one of our directors received approximately $0 and $22,000 of compensation for accounting services rendered to the Company during the three months ended March 31, 2003 and 2002, respectively.

NMXS.com, Inc. paid the Company's Chief Executive a yearly salary of $36,000 and leases a car as consideration for his services in 2001. In 2002, NMXS.com, Inc. issued 117,918 shares of its common stock valued at $61,000.

                                TRIBEWORKS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE I - RELATED PARTY TRANSACTIONS (CONTINUED)

During 1998, the Company entered into a research and development agreement with Energy Related Devices, Inc. ("ERDI"). ERDI is majority-owned by a shareholder of the Company (see Note H[1]).

The Company's Chief Operating Officer loaned the Company $275,000. This loan was due December 31, 2003. In April of 2004, the Company extended the term of this loan to December 31, 2004. (see Note E).

In August 2001, the Company borrowed $250,000 from its Chief Executive Officer. In addition, the Company's Chief Executive Officer personally guaranteed a $300,000 loan from a third-party financial institution on the Company's behalf. The Company has issued a loan and security agreement with respect to these transactions in which the Company agreed to pledge all of its assets as security. This loan was due December 31, 2003. In April of 2004, the Company extended the term of this loan to December 31, 2004. (see Note E).

NOTE J - CONTINGENCY

During the third quarter of 2001, a former consultant threatened to bring a claim against the Company. As of the date of filing this 10Q-SB, no claim has been filed, nor does the Company anticipate such filing. The Company believes that the consultant's threats are without merit and would defend vigorously against any claims.

NOTE K - SUBSEQUENT EVENTS

In April 2003, the Company entered into a non-exclusive license agreement with a third party for rights to its mid-range fuel cell technology. The Company received $300,000 upon signing of the agreement and is entitled to receive an additional $200,000 upon commercial launch (as defined) by the third party.

In order to retain existing management and attract additional, independent directors, the Company authorized the issuance of various securities and incentives to its officers and directors in 2003. Restricted shares as compensation for services as officer and/or director were issued as follows:
President/CEO/Chairman - 13,500,000 shares (April 2003); Secretary/Director - 1,750,000 shares (April 2003); Treasurer/Director - 2,250,000 shares (April
2003); new Director (1 of 2) - 1,000,000 shares (June 2003), with longevity incentives of up to another 500,000 shares; and new Director (2 of 2) - 1,000,000 shares (June 2003), with longevity incentives of up to another 500,000 shares. New options as compensation for services as officer and/or director were issued as follows: Secretary/Director - 1,000,000 options (April 2003); Treasurer/Director - 1,000,000 options (April 2003); new Director (1 of 2) - 1,000,000 options (June 2003); and new Director (2 of 2) - 1,000,000 options (June 2003). Also, two members of management elected to return and cancel previously issued options in exchange for an equivalent number of restricted shares as follows: COO - 5,250,000 shares (April 2003) and 2,750,000 shares (April 2003) in replacement of returned options; and Secretary/Director - 990,000 shares (April 2003) in replacement of returned options.

In April 2003, the Company granted 2,000,000 stock options to directors as compensation. The exercise price for these options was $.02. The stock vest 50% after 30 days from the date of grant and the other 50% vest one year from date of grant. These stock options were valued using the Black-Scholes option pricing model with the following assumptions: expected term; ten years; risk free interest rule 3.96%; dividend yield, zero; volatility 117%. In 2003 the Company has recorded approximately $30,000 relating to these options. In June 2003, the Company granted 2,000,000 stock options to new directors as compensation. The exercise price for these options to new directors as compensation. The exercise price for these options was $0.05. The stock options vest 50% after 30 days and the other 50% on June 2004 if the individuals are still on the board of directors. These stock options were valued using the Black-Scholes option pricing model with the following assumptions: expected term, ten years; risk free interest rate, 3.33 dividend yield, zero; and volatility, 117%. In 2003, the Company has recorded a charge of approximately $50,000 relating to these stock options.

In June 2003, issued 1,585,000 shares of common stock at the market price for services rendered.

In August 2003, issued 250,000 shares of common stock in connection with the conversion of Series B preferred shares at the rate of 1 Series B preferred share to 10 common shares

In October 2003, 585,000 shares of common stock were issued at the market price for services rendered.

                                TRIBEWORKS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

In January 2004, the Company licensed its mid-range (NovArs) fuel cell technology to a Singapore company with manufacturing in China as part of its efforts to provide low cost fuel cell systems to Asian and other worldwide markets. Among other things, the contract gave the licensee non-exclusive rights to produce and sell fuel cell engines based on the NovArs technology. The agreement included an up front payment of $150,000, royalty and other forms of consideration.

In February, 2004 the Company sold 200,000 shares of its common stock holdings of Novint Technologies, Inc. for $132,000.

In March 2004 the Company sold 494,538 shares of its common stockholdings of Novint Technologies, Inc. for $326,596.

In March 2004 the Company paid in full a $300,000 loan from a third party financial institution.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Form 10-QSB contains "forward-looking" statements within the meaning of
Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which we may participate, competition within our chosen industry, including competition from much larger competitors, technological advances, and the failure by us to successfully develop business relationships. In addition, these forward-looking statements are subject to our successful completion of the research and development of our technologies; successful commercialization and mass production of, among other things, the micro fuel cell, mid-range fuel cell, and haptics internet applications; successful protection of our patents; and effective significant industry competition from various entities whose research and development, financial, sales and marketing and other capabilities far exceeds ours. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. We note that the safe harbor contained in the Private Securities Litigation Reform Act of 1995 is not applicable to the disclosure in this Form 10-QSB. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

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

      As of March 31, 2003, we had an accumulated loss since inception, 1992, of $37,023,000. Included in this accumulated loss are charges amounting to approximately $17,377,000 relating to the issuance of equity instruments for services and approximately $6,700,000 from Tamarack prior to our acquisition of Tamarack. We expect operating losses to continue for the foreseeable future because we will be continuing to fund research and development efforts as well as general and administrative expenses, although the commercialization process has begun on three of the Company's four technology investments.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 TO THREE MONTHS ENDED MARCH 31, 2002.

      NET LOSS. We reported a net loss of $540,000, or $.00 per common share, basic and diluted, for the three months ended March 31, 2003, versus a net loss of $1,527,000, or $.01 per common share, basic and diluted, for the three months ended March 31, 2002. The decrease of $987,000, or 65%, resulted from our reduced spending commitments for research and development. In addition, we recorded less of a charge for the issuance of common stock for services than we did in the fiscal 2002 period. We also received income from the sale of our shares of common stock in NMXS.COM OF $158,000.

      REVENUES. We had no revenues for the three months ended March 31, 2003 and the three months ended March 31, 2002.

      OPERATING COSTS AND EXPENSES. Operating costs and expenses for the three months ended March 31, 2003 totaled $612,000, a decrease of $794,000, or 56%, versus costs and expenses of $1,406,000 for the three months ended March 31, 2002. These costs and expenses are detailed below.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses were $592,000 for the three months ended March 31, 2003, which consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $867,000 for the three months ended March 31, 2002. This decrease of $275,000, or 32%, is primarily a result of the fact that, in 2003, we recorded less of a charge for the issuance common stock for services than we did in the fiscal 2002 period. We anticipate no significant change in general and administrative expenses in the near future.

      RESEARCH AND DEVELOPMENT. Research and development expenses were $20,000 for the three months ended March 31, 2003, which consisted of payments on research and development agreements with various contractors, amortization of patents. Research and development expenses amounted to $539,000 for the three months ended March 31, 2002. This decrease of $519,000, or 96% resulted from our reduced spending commitments for research and development. We expect research and development costs to increase as we develop our existing technologies and acquire or license new ones.

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

      Our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, our holdings of common stock in NMXS.Com, Inc. and 4,067,200 shares of common stock of Novint Technologies, Inc.; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

      Stockholders' equity totaled a deficit of $582,000 on March 31, 2003 and the working capital was a deficit of $1,858,000 on such date.

      We do not expect any significant change in the total number of employees in the near future. We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next 12 months, although we have no agreements regarding any such technologies as of the date of this Report.

      Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of March 31, 2003, we had $77,000 in cash. As of March 31, 2002, we had $81,000 in cash. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, selling our common stock holdings of NMXS.Com; borrowing as appropriate, and our cash on hand. However, we do not know if those resources will be adequate to cover our capital requirements.

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

ITEM 3. CONTROLS AND PROCEDURES

      The Chief Executive Officer and the Principal Financial Officer of the Registrant have concluded based on their evaluation as of the period covered by this Report, that the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Registrant in such reports is accumulated and communicated to the Registrant's management, including the president, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or, to our knowledge, in other factors that could significantly affect these internal controls subsequent to the date of such evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

None.

ITEM 2.    CHANGES IN SECURITIES.

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

      In February 2003, we sold 1,000,000 shares of our common stock to one accredited investor for $40,000. This transaction was exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5.    OTHER INFORMATION.

None.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

      (a) The following exhibits are included in this report or incorporated by reference into this report:

      2.1   Agreement and Plan of Reorganization (1)

      2.2   Agreement and Plan of Merger (1)

      2.3   Certificate of Incorporation (1)

      2.4   Amendment to Certificate of Incorporation (1)

      2.5   Bylaws (1)

      31 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) (2)

      32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

-----------------

            (1) Incorporated by reference to the registrant's Form 10-SB filed with the Securities and Exchange Commission on December 8, 1999.

            (2)   Filed herewith.

      (b) The following reports on Form 8-K were filed during the quarter ended March 30, 2003:

      None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Manhattan Scientifics, Inc.,
                                       a Delaware corporation


Date: April 8, 2004                    /s/ Marvin Maslow
                                       -----------------------------------------
                                       Marvin Maslow,
                                       Chief Executive Officer and Principal
                                       Financial Officer