Form 10QSB
period 2003-06-30
MANHATTAN SCIENTIFICS INC
filed 2004-04-13
CIK 1099132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                  June 30, 2003
                               -------------------------------------------------

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period from      N/A        to        N/A
                               -------------        --------------


Commission File Number:                     000-28411
                        --------------------------------------------------------


                           Manhattan Scientifics, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                        85-0460639
--------------------------------------------------------------------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)


405 Lexington Ave., 32nd Floor, New York, NY                    10174
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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [_] Yes [X] No

      The number of shares outstanding of registrant's $0.001 par value common stock, as of the close of business on April 9, 2004: 173,676,522 shares.

Transitional Small Business Disclosure Format: [_] Yes [X] No

                           MANHATTAN SCIENTIFICS, INC.
                    SECOND QUARTER 2003 REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Unaudited Consolidated Balance Sheet June 30, 2003 .............    3

           Unaudited Consolidated Statements of Income (Loss)
           Three and Six Months June 30, 2003 and 2002 ....................    4

           Unaudited Consolidated Statements of Cash Flows
           Six Months Ended June 30, 2003 and 2002 ........................    5

           Notes to Unaudited Consolidated Financial Statements ...........    6

  Item 2.  Management's Discussion and Analysis or Plan of Operation ......   10

  Item 3.  Controls and Procedures ........................................   12


PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings ..............................................   12

  Item 2.  Changes in Securities and Use of Proceeds ......................   13

  Item 3.  Defaults Upon Senior Securities ................................   12

  Item 4.  Submission of Matters to a Vote of Security Holders ............   12

  Item 5.  Other Information ..............................................   12

  Item 6.  Exhibits and Reports on Form 8-K ...............................   13

  Signatures ..............................................................   14

  Exhibits ................................................................   15

                          PART I - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS.


MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED BALANCE SHEET
JUNE 30, 2003

(Unaudited)


ASSETS                                                   June 30, 2003    December 31, 2002
                                                         ----------------------------------
Current assets:
  Cash and cash equivalents                                    150,000         $     68,000
  Prepaid expenses and other assets                             75,000               25,000
                                                          ---------------------------------

    Total current assets                                       225,000               93,000

Property and equipment, net                                     36,000               56,000
Patents, net                                                 1,130,000            1,234,000
Investment in Novint Technologies, Inc.                                             100,000
Technology license, net                                                             145,000
Security deposit                                                 8,000               18,000
                                                          ------------

                                                          $  1,399,000            1,646,000
                                                          =================================
LIABILITIES

Current liabilities
  Accounts payable and accrued expenses                      1,145,000            1,337,000
  Note payable to officers                                     525,000              525,000
  Note payable - other                                         298,000              417,000
                                                          ---------------------------------

    Total current liabilities                                1,968,000            2,279,000
                                                          ---------------------------------

Commitments

CAPITAL DEFICIENCY
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
  Series A convertible, redeemable, 10 percent
    cumulative, authorized 182,525 shares; issued
    and outstanding - none
  Series B convertible, authorized 250,000 shares;
    74,999 shares issued and outstanding
  Series C convertible, redeemable, authorized
    14,000 shares; issued and outstanding - none
Common, authorized 250,000,000 shares, 171,173,522
  and 124,262,552 shares issued, and outstanding               172,000              122,000
Additional paid-in-capital                                  42,312,000           40,875,000
Deferred compensation                                         (100,000)            (142,000)
Deficit accumulated during the development stage           (42,953,000)         (41,488,000)
                                                          ---------------------------------

Total stockholders' deficit                                   (569,000)            (633,000)
                                                          ---------------------------------

                                                          $  1,399,000            1,646,000
                                                          =================================

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)


CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                                                      PERIOD FROM
                                                      THREE MONTHS ENDED             SIX MONTHS ENDED                JULY 31, 1992
                                                           JUNE 30                        JUNE 30                    (INCEPTION)
                                                ------------------------------    ------------------------------        THROUGH
                                                     2003             2002             2003             2002         JUNE 30, 2003
                                                -------------    -------------    -------------    -------------    -------------
Revenues                                        $     300,000    $          --    $     300,000    $          --    $     706,000

Operating costs and expenses:
General and administrative                          1,320,000          534,000        1,912,000        1,401,000       33,577,000
Research and development                               19,000           81,000           39,000          620,000        7,584,000
Impairment charge of certain patents                                                                                      189,000
                                                -------------    -------------    -------------    -------------    -------------
Total operating costs and expenses                  1,339,000          615,000        1,951,000        2,021,000       41,350,000
                                                -------------    -------------    -------------    -------------    -------------
Loss from operations before other income
 and expenses                                      (1,019,000)        (615,000)      (1,651,000)      (2,021,000)     (40,644,000)

Other income and expenses:
 Proceeds from sale of NMSX.com Common Stock          115,000                           273,000                          351,000
 Contract revenue                                      10,000                            10,000                        3,612,000
 Interest and other expenses                                            (9,000)                          (20,000)       (661,000)
 Interest income                                                                                           4,000         168,000
 Equity in losses of investees                        (10,000)          (3,000)        (100,000)        (117,000)       (751,000)
Gain / (loss) on disposal of equipment                                                    4,000                          (22,000)
                                                -------------    -------------    -------------    -------------    -------------
NET LOSS / COMPREHENSIVE LOSS                   $    (924,000)   $    (627,000)   $  (1,464,000)      (2,154,000)   $ (37,947,000)
                                                =============    =============    =============    =============    =============

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS
BASIC AND DILUTED LOSS PER HARE:
Weighted average number of common shares
outstanding                                        155,274,511      121,717,432      141,075,047      120,041,561
                                                 =============    =============    =============    =============
Basic and diluted loss per share                         (0.01)           (0.01)           (0.01)           (0.02)
                                                 =============    =============    =============    =============

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity (Capital Deficiency)
(Notes A an F)
For the Cumulative Period From July 31, 1992 (Inception) Through June 30, 2003 (Unaudited)

                                                           Preferred Stock           Preferred Stock
                                                            $.001 Par Value          $.001 Par Value
                                              ------------------------------------------------------------     Common Stock
                                                                Series B                 Series c            $.001 Par Value
                                              -----------------------------------------------------------------------------------
                                                       Series A
                                                       Preferred
                                                       Stock            Shares      Amount      Shares        Amount
                                              -----------------------------------------------------------------------------------
 Balance, December 31, 2002                                             74,999         --          --           --
                                                                      ========    ========     ========      =======
 Issuance of shares for services at fair market value

 Issuance of shares in connection with private placement offerings

 Amortization of deferred compensation

 Net loss/comprehensive loss                                                --         --          --           --
                                                                      --------    --------     --------      -------
 Balance, March 31, 2003                                                74,999         --          --           --
                                                                      ========    ========     ========      =======

Issuance of shares for services at fair market value

Issuance of stock options for services at fair value

Amortizationof deferred compensation

Net loss/comprehensive loss

Balance, June 30, 2003                                                  74,999
                                                                      ========

                                                                                               Additional
                                                                                                 Paid-in          Deferred
                                                                    Shares         Amount        Capital         Compensation
                                                               -----------------------------------------------------------------
 Balance, December 31, 2002                                        124,262,522     122,000     40,875,000         (142,000)
                                                                ==============   =========   ============      ===========
 Issuance of shares for services at fair market value               11,881,000      14,000        516,000

 Issuance of shares in connection with private placement offerings   1,000,000       1,000         39,000

 Amortization of deferred compensation                                                                              21,000

 Net loss/comprehensive loss                                               --           --             --               --
                                                                --------------   ---------   ------------      -----------
 Balance, March 31, 2003                                          137,143,522      137,000     42,310,000         (121,000)
                                                                ==============   =========   ============      ===========

Issuance of shares for services at fair market value               34,030,000       35,000        802,000

Issuance of stock options for services at fair value                                               80,000

Amortizationof deferred compensation                                                                                21,000

Net loss/comprehensive loss

Balance, June 30, 2003                                            171,173,522      172,000     42,312,000         (100,000)
                                                                ==============   =========   ============      ===========

                                                                                       Deficit
                                                                     Amounts          Accumulated
                                                                   Receivable         During the
                                                                      From           Developmental    Treasury
                                                                   Stockholders         Stage           Stock          Total
                                                               ------------------------------------------------------------------
 Balance, December 31, 2002                                                          (41,488,000)             --       (633,000)
                                                                       ==========  =============      ============   ==========
 Issuance of shares for services at fair market value                                                                   530,000

 Issuance of shares in connection with private placement offerings           --                                          40,000

 Amortization of deferred compensation                                                                                   21,000

 Net loss/comprehensive loss                                                 --         (540,000)             --        (540,000)

 Balance, March 31, 2003                                                     --      (42,028,000)             --        (582,000)


Issuance of shares for services at fair market value                                                                    837,000

Issuance of stock options for services at fair value                                                                     80,000

Amortizationof deferred compensation                                                                                     21,000

Net loss/comprehensive loss                                                             (925,000)                      (925,000)
                                                                       ==========  =============      ============   ==========
Balance, June 30, 2003                                                               (42,953,000)                      (569,000)
                                                                       ==========  =============      ============   ==========

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (NOTES A AND F)

FOR THE CUMULATIVE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH JUNE 30, 2003 (Unaudited)


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

FOR THE CUMULATIVE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH JUNE 30, 2003 (Unaudited)


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

FOR THE CUMULATIVE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH JUNE 30, 2003 (Unaudited)

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

FOR THE CUMULATIVE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH JUNE 30, 2003 (Unaudited)

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

FOR THE CUMULATIVE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH JUNE 30, 2003 (Unaudited)


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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                        PERIOD FROM
(Unaudited)                                                                                                            JULY 31, 1992
                                                                                                                       THREE MONTHS
                                                                                                                          ENDED
                                                                                                                        SIX MONTHS
                                                                                                                          ENDED
                                                                           JUNE 30                  JUNE 30            (INCEPTION)
                                                                    ----------------------- -------------------------    THROUGH
                                                                       2003        2002        2003         2002      JUNE 30, 2003
                                                                    ----------------------- ----------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               (924,000)  (627,000) (1,464,000) $ (2,154,000)  (37,947,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Reduction of accumulated losses on sale
  of NMXS.Com common stock                                             (115,000)              (273,000)                   (351,000)
Common stock issued for services                                        857,000     87,000   1,408,000       888,000     5,133,000
Preferred stock issued for services                                                                  -                     598,000
Stock options issued for services                                        80,000                 80,000                   9,621,000
Warrants issued for services                                                                         -                   2,532,000
Financing costs payable with common stock                                                            -                     191,000
Loss of equity investee                                                  10,000      3,000     100,000        90,000       715,000
Amortization of technology license                                       47,000                145,000                     537,000
Amortization of patents                                                  52,000                104,000                     348,000
Loss on disposal of equipment                                                                        -                     189,000
Impairment charge of certain patents                                                            16,000                      42,000
Depreciation                                                                       169,000           -       338,000     1,706,000
Changes in:                                                                                          -
Prepaid expenses                                                        (63,000)               (40,000)       56,000       (64,000)
Accounts payable and accrued expenses                                    36,000    (50,000)   (192,000)        8,000     1,508,000
                                                                    ----------------------- ----------- ------------- -------------

Net cash provided by (used in) operating activities;                    (20,000)  (418,000)   (116,000)     (774,000)  (15,242,000)
                                                                    ----------------------- ----------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                                                     -                           -
Purchase of equipment                                                                                -                    (423,000)
Purchase of investment                                                                               -                    (100,000)
Proceeds from sale of equipment                                                                  4,000                      18,000
proceeds from sale of NMXS.com common stock                             115,000     52,000     273,000        52,000       351,000
                                                                    ----------------------- ----------- ------------- -------------

Net cash provided by (used in) investing activities                     115,000     52,000     277,000        52,000      (154,000)
                                                                    ----------------------- ----------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                                                                           -                    (100,000)
Proceeds from note payable to stockholders                                                           -                   2,399,000
Proceeds from note payable - other                                                               3,000         2,000       418,000
Repayment of note payable - other                                       (22,000)    (1,000)   (122,000)                   (140,000)
Net proceeds from issuance of preferred stock                                                        -                   3,569,000
Net proceeds from issuance of common stock                                         376,000      40,000       731,000     9,568,000
Loan repayment to preferred stockholder                                                              -                    (148,000)
Capital lease payments                                                                               -                     (13,000)
Security deposit paid                                                                                                       (7,000)
                                                                    ----------------------- ----------- ------------- -------------

Net cash provided by (used in) financing activities                     (22,000)   375,000     (79,000)      733,000    15,546,000
                                                                    ----------------------- ----------- ------------- -------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     73,000      9,000      82,000        11,000       150,000
Cash and cash equivalents, beginning of period                           77,000     81,000      68,000        79,000             -
                                                                    ----------------------- ----------- ------------- -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  150,000    $90,000    $150,000       $90,000     $ 150,000
                                                                    ======================= =========== ============= =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                          $ 11,000    $ 3,000    $ 23,000       $ 6,000        14,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINACING ACTIVITIES:
Fixed assets contributed to the company in exchange for
Series A preferred stock                                                                                                    45,000
Issuance of 14,391,627 common shares to acquire intangible assets                                                           15,000
Special distribution of 14,391,627 shares of common sotck to
stockholder in settlement of stockholder advances                                                                          376,000
Issuance of 7,200,000 common shares to acquire intangible asssets                                                        1,440,000
Issuance of Series A preferred sotck and warrants in settlement
of note payable and accrued interest                                                                                     1,830,000
Issuance of 1,000,000 common shares to acquire intangible assets                                                         1,000,000
Issuance of 100,000 common shares to acquire furniture and fixtures                                                         49,000
Issuance of 78,000 common shares in satisfaction of accrued expenses                                                        15,000
Issuance of 10,500 common shares to acquire furniture and fuxtures                                                          40,000
Issuance of 1,400,000 of common shares to acquire Teneo Computing                                                          785,000
Issuance of 1,000,000 of common shares to purchase 42% of Novint
Technologies                                                                                                               561,000


                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIAIRES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                    UNAUDITED

NOTE A - ORGANIZATION AND OPERATIONS

Manhattan Scientifics, Inc. (formerly Grand Enterprises, Inc. ("Grand"), and its wholly-owned subsidiaries Tamarack Storage Devices, Inc. and Teneo Computing, Inc. ("Teneo") (collectively "the Company"), a development stage enterprise, operates in a single business segment as a technology incubator that seeks to acquire, develop and bring to market technologies with an emphasis on consumer and commercial electronics. At June 30, 2003, the Lauer Entities (Lancer Management Group, LLC) owns approximately 33% of the Company's common stock. In April 2003, Lancer Partners LLC filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States for the District of Connecticut.

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

There is no assurance that the Company's research and development and marketing efforts will be successful, or that the Company will achieve significant sales of any products derived therefrom. The Company has incurred net losses and negative cash flows from operations since its inception and it has both a working capital and stockholders deficit at June 30, 2003. In addition, the Company operates in an environment of rapid change in technology and is dependent upon the services of its employees and its consultants. If the Company is unable to successfully commercialize its technologies, it is unlikely that it will continue in business.

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

[8]   ADVERTISING EXPENSES:

      The Company expenses advertising costs which consist primarily of promotional items and print media, as incurred. Advertising expenses amounted to $0, $9,000 and $82,000 for the six months ended June 30, 2003 and 2002 and for the cumulative period July 31, 1992 (inception) through June 30, 2003, respectively.

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

[10]  INVESTMENTS:

      The Company recorded its investment in Novint at cost and uses the equity method of accounting to record its share of income or loss (see Note D[2]). In October of 2002, the Company's ownership interest in NMXS.com, Inc. fell below 20%. As a result, the Company discontinued the equity method of accounting for NMXS.com, Inc. (see Note D[1]). The Company now accounts for its shares of NMXS.com as available for sale pursuant to SFAS No. 115 "Accounting For Certain Investments in Debt and Equity Securities". The Company's cost basis in the securities is valued at $0.

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


                              MANHATTAN SCIENTIFICS
                                     6/30/03

                                                                              Six Months Ended
                                                                                            JUNE 30
                                                                              ---------------------------------
                                                                                 2003                  2002
                                                                              -----------           -----------
          Reported net loss                                                   $(1,464,000)          $(2,154,000)
          Stock-based employee compensation expense included
             in reported net loss, net of related tax effects                      42,000                42,000
          Stock-based employee compensation determined under
             the fair value based method, net of related tax effects             (154,000)             (154,000)
                                                                              -----------           -----------
          Pro forma net loss                                                  $(1,576,000)          $(2,266,000)
                                                                              ===========           ===========

          Basic loss per share:
             As reported                                                            $(.01)                $(.01)
                                                                                    =====                 =====
             Pro forma                                                              $(.01)                $(.01)
                                                                                    =====                 =====
          Diluted loss per share:
             As reported                                                            $(.01)                $(.01)
                                                                                    =====                 =====
             Pro forma                                                              $(.01)                $(.01)
                                                                                    =====                 =====

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

      During the quarter ended June 30, 2003, the fair market value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model with a volatility of 117% for 2003, expected life of options of 10 years, an average risk free interest rate of 3.96% and 3.33% and a dividend yield of 0%. The weighted average fair value of options granted for the quarter ended June 30, 2003 is $.03 and $.05.

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

[15]  INTERIM FINANCIAL STATEMENTS:

      Financial statements as of June 30, 2003 and the six months ended June 30, 2003 and 2002 and the respective amounts included in the period from inception July 31, 1992 are unaudited but in the opinion of management, the financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the comparative financial position and results of operations. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2003 consists of the following:

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
                                                                    --------
                                                                    $ 36,000
                                                                    ========

The depreciation expense for six months ended June 30, 2003 and 2002 were approximately $0 and $20,000.

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

      During the second quarter of 2003, the Company sold 1,150,000 shares of NMXS.com, Inc. common stock for approximately $115,000.

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

      During the year ended December 31, 2002, the Company has recorded approximately $175,000 in amortization expense relating to the Novint technology. This charge is included in the loss from equity method investments in the statement of operations. For the six months ended June 30, 2003, the Company has recorded $104,000 in amortization expense.

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

      At June 30, 2003, the Company owns approximately 40% of Novint. During the six months ended June 30, 2003, the Company recorded a loss of $100,000 pursuant to its ownership interest in Novint. The following is a summary of financial data regarding financial position and results of operations derived from the June 30, 2003 audited financial statements of Novint as of June 30, 2003 and for the six months ended June 30, 2003.


          Current assets (including cash of $8,000)        $126,000
          Property and equipment                            193,000
          Other assets                                       47,000
                                                           --------

                                                           $366,000
                                                           ========

          Liabilities                                      $272,000
          Stockholders' equity                               94,000
                                                           --------

                                                           $366,000
                                                           ========

          Revenue                                          $309,000
                                                           ========

          Net loss                                         $449,000
                                                           ========

NOTE E - NOTES PAYABLE

In August 1999, the Company borrowed $275,000 from the Chief Operating Officer. The loan bears interest at the rate of 5.5% per annum and is due upon the earlier of 18 months or the date of a private placement raising at least $1,500,000. This loan was due December 31, 2002. In April of 2004, the Company extended the term of this loan to December 31, 2004. The Chief Operating Officer had originally delivered to the Company $275,000 to exercise options, each exercisable to purchase common stock, but such exercise was rescinded and the options have been treated as if not exercised. No shares were delivered as a result of this transaction. Interest expense for the six months ended June 30, 2003 amounted to approximately $8,000.

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

In August 2001, the Company borrowed $250,000 from the Chief Executive Officer. The loan bears interest at the rate of 5.5% per annum and was due December 31, 2002. This loan was due December 31, 2002. In April of 2004, the Company extended the term of this loan to December 31, 2004. Interest expense for the six months ended June 30, 2003 amounted to approximately $6,000. This loan is secured by substantially all of the assets of the Company. In the event of default on this loan, the Company's Chief Executive Officer may foreclose on the collateral provided he receives written consent of the Company's Board of Directors.

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

NOTE F - CAPITAL TRANSACTIONS

[1]   COMMON STOCK AND OPTION ISSUANCES

      In order to retain existing management and attract additional, independent directors, the Company authorized the issuance of various securities and incentives to its officers and directors in 2003. Restricted shares as compensation for services as officer and/or director were issued as follows: President/CEO/Chairman - 13,500,000 shares (April 2003); Secretary/Director - 1,750,000 shares (April 2003); Treasurer/Director - 2,250,000 shares (April 2003); new Director (1 of 2) - 1,000,000 shares (June 2003); with longevity incentives of up to another 500,000 shares; and new Director (2 of 2) - 1,000,000 shares (June 2003); with longevity incentives of up to another 500,000 shares. New options as compensation
      for  services  as  officer   and/or   director  were  issued  as  follows:
      Secretary/Director - 1,000,000 options (April 2003); Treasurer/Director - 1,000,000 options (April 2003); new Director (1 of 2) - 1,000,000 options (June 2003); and new Director (2 of 2) - 1,000,000 options (June 2003). Also, two members of management elected to return and cancel previously issued options in exchange for an equivalent number of restricted shares as follows: COO - 5,250,000 shares (April 2003) and 2,750,000 shares (April 2003) in replacement of returned options; and Secretary/Director - 990,000 shares (April 2003) in replacement of returned options.

[2]   COMMON STOCK:

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

            In April 2003, issued 23,750,000 shares of common stock at $0.03 per share as officer compensation for services rendered.

            In April 2003, 3,740,000 options were exercised for 3,740,000 shares of common stock on a cashless basis.

            In June 2003, issued 2,000,000 shares of common stock at $0.05 per share as officer compensation for services rendered.

            In June 2003, 2,955,000 options were exercised for 2,955,000 shares of common stock on a cashless basis.

            In June 2003, issued 1,585,000 shares of common stock at the market price for services rendered.

[3]   PREFERRED STOCK:

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

[4]   STOCK OPTIONS:

      A summary of the Company's stock option activity and related information is as follows:

                                                                                              WEIGHTED           NUMBER OF
                                                          NUMBER OF          EXERCISE         AVERAGE             COMMON
                                                           COMMON           PRICE PER         EXERCISE            SHARES
                                                           SHARES             SHARE            PRICE            EXERCISABLE
                                                        ------------      ------------      -----------        ------------
       Outstanding as of December 31, 1997                         0                                                      0
       Granted                                            20,825,000      $0.05 - $0.20        $0.17             20,825,000
       Canceled                                          (15,000,000)         0.20              0.20            (15,000,000)
                                                        ------------                                           ------------

       Outstanding as of December 31, 1998                 5,825,000                                              5,825,000
       Granted                                            16,750,000       0.05 - 0.20          0.05             16,750,000
       Exercised                                            (100,000)                                              (100,000)
                                                        ------------                                           ------------

       Outstanding as of December 31, 1999                22,475,000                                             22,475,000
       Granted                                               610,000       2.25 - 2.40          2.37                110,000
                                                        ------------                                           ------------

       Outstanding as of December 31, 2000                23,085,000                                             22,585,000
       Granted                                               450,000       0.39 - 1.25          0.77                450,000
       Exercised                                             (90,000)                                               (90,000)
       Options vested pursuant to deferred
          compensation agreement                                   0          2.40              2.40                100,000
                                                        ------------                                           ------------

       Outstanding as of December 31, 2001                23,445,000                                             23,045,000
       Granted                                                     0                                                      0
       Exercised                                                   0                                                      0
       Options vested pursuant to deferred
          compensation agreement                                   0          2.40              2.40                100,000
                                                        ------------                                           ------------

       Outstanding as of December 31, 2002                23,445,000                                             23,145,000
       Granted                                             5,000,000                                              3,000,000
       Cancelled                                          (6,620,000)                                            (6,620,000)
                                                        ------------                                           ------------
       Outstanding as of June 30, 2003                    21,825,000                                             19,525,000
                                                        ============                                           ============


      All options issued through June 30, 2003 vest within ninety days from the date of grant and expire at various dates during 2008 through 2013. Of the 5,000,000 options issued in April 2003, 3,000,000 vested in 30 days and 2,000,000 vested in one year. These options will expire in April 2013.

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

      In April 2003, the Company granted 2,000,000 stock options to directors as compensation. The exercise price for these options was $.02. The stock options vest 50% after 30 days from the date of grant and the other 50% vest one year from date of grant. These stock options were valued using the Black-Scholes option pricing model with the following assumptions: expected term; ten years; risk free interest rule 3.96%; dividend yield, zero; volatility 117%. In 2003 the Company has recorded approximately $30,000 relating to these options. In June 2003, the Company granted 2,000,000 stock options to new directors as compensation. The exercise price for these options was $0.05. The stock options vest 50% after 30 days and the other 50% on June 2004 if the individuals are still on the board of directors. These stock options were valued using the
      Black-Scholes option pricing model with the following assumptions: expected term, ten years; risk free interest rate, 3.33%; dividend yield, zero; and volatility, 117%. In 2003, the Company has recorded a charge of approximately $50,000 relating to these stock options.

      Exercise prices and weighted-average contractual lives of stock options outstanding as of June 30, 2003 are as follows:

                            OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE

                                   WEIGHTED
                                    AVERAGE         WEIGHTED                             WEIGHTED
                                   REMAINING        AVERAGE                              AVERAGE
EXERCISE          NUMBER          CONTRACTUAL       EXERCICE           NUMBER            EXERCISE
 PRICE         OUTSTANDING           LIFE            PRICE          EXERCISABLE           PRICE
--------------------------------------------------------------------------------------------------
$0.02             5,000,000          9.83             $ .02          3,000,000          $ 0.02
 0.05            14,155,000          5.9              0.05          14,155,000            0.05
 0.20             2,230,000          4.96             0.20           2,230,000            0.20
 0.39               250,000          8.23             0.39             250,000            0.39
 1.25               200,000          7.51             1.25             200,000            1.25


[5]   WARRANTS:

      The Company issued the following warrants at the corresponding weighted average exercise price as of June 30, 2003:


                                                                     WEIGHTED
                                                                     AVERAGE
                                                                     EXERCISE
                                                        WARRANTS      PRICE
                                                    ---------------------------

          Outstanding as of December 31, 1997                 0        $0.16
          Issued                                     17,750,000
                                                    -----------

          Outstanding as of December 31, 1998        17,750,000
          Converted into stock options               (2,500,000)       0.05
                                                    -----------

          Outstanding as of December 31, 1999        15,250,000
          Converted into common stock                (2,000,000)       0.75
                                                    -----------

          Outstanding as of December 31, 2000        13,250,000
          Issued                                        942,281        0.01
          Converted into common stock                  (942,281)       0.01
                                                    -----------

          Outstanding as of December 31, 2001        13,250,000
          Issued                                              0
          Converted into common stock                         0
                                                    -----------

          Outstanding as of December 31, 2002        13,250,000
          Issued                                              0
          Converted into common stock                         0
          Outstanding as of June 30, 2003            13,250,000
                                                     ==========

                                  NUMBER OF        EXERCISE         CONTRACTUAL     NUMBER OF SHARES
          DATE                    WARRANTS          PRICE               LIFE          EXERCISABLE
------------------------------------------------------------------------------------------------------
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

NOTE G - INCOME TAXES

There is no provision for federal, state or local income taxes for the periods ended June 30, 2003 and 2002, since the Company has incurred net operating losses.

The Company's deferred tax asset as of June 30, 2003 represents benefits from equity related compensation charges and net operating loss carryforwards of approximately $4,362,000 and $7,138,000, respectively, which is reduced by a valuation allowance of approximately $11,500,000 since the future realization of such tax benefit is not presently determinable.

As of June 30, 2003, the Company has a net operating loss carryforward of approximately $27,510,000 expiring in 2008 through 2024 for federal income tax purposes and 2005 for state income tax purposes. As a result of ownership changes, Internal Revenue Code Section 382 limits the amount of such net operating loss carryforward available to offset future taxable income to approximately $17,736,000 in the aggregate.

The difference between the statutory federal income tax (rate) benefit applied to the Company's net loss and the Company's effective income tax rate for the six months ended June 30, 2003 and 2002 is summarized as follows:


                                                  SIX MONTHS ENDED
                                                       JUNE 30,
                                                 ------------------
                                                 2003          2002
                                                 ----          ----

       Statutory federal income tax rate          (35)%         (35)%
       Increase in valuation allowance             35 %          35 %
                                                 ----          ----

                                                  0.0 %         0.0 %
                                                 ====          ====

NOTE H - COMMITMENTS

[1]   LICENSE AND DEVELOPMENT AGREEMENTS:

      In March 1997, the Company entered into a Cooperative Research and Development Agreement (the "CRADA Agreement") with the Regents of the University of California to develop a polymeric based recording media that will satisfy all of the requirements for a holographic media storage device. The work was to be completed within 25 months from the original date of execution. Each party shall have the first option to retain title to any subject inventions made by its employees during the work under this agreement. The agreement provides that the Company's contribution to funding will be $264,000. The CRADA research and development expenses charged to the statement of operations for the cumulative period July 31, 1992 through June 30, 2003 amounted to $83,000. No expenses wre incurred during 2002 and 2003.

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

      In conjunction with the above, the Company entered into a three-year research and development agreement with Novars with automatic one year renewals unless terminated by either party. In accordance with this agreement, the Company advanced $200,000 in August 1999. The Company has amended the research and development agreement to provide for additional funding based on a milestone timetable. As of December 31, 2001, the Company has funded an additional $1,620,000 and issued 1,550,000 shares of its common stock valued at $158,000 to be used for funding research and development costs. No activity has occurred since 2001.

[5]   LEASES:

      The Company is obligated under two separate operating leases for office space located in Los Alamos, New Mexico and New York City. The Company renewed its lease in New York City for one year pursuant to the lease's original terms. During 2001, the Company renegotiated its lease in Los Alamos, New Mexico. During 2002, the Company only leased certain offices in Los Alamos, New Mexico, while certain related parties leased the laboratory space previously leased by the Company. The Company received reimbursement of $11,000 against rent charges for the year ended December 31, 2002 from related parties. Rent expense charged to operations was approximately $12,000 for the six months ended June 30, 2003 and $35,000 for the six months ended June 30, 2002. During 2003, the Company terminated the Los Alamos lease and relocated the New York City office. During 2003, the Company is renting office space in New York City on a monthly basis.

      In April 2003, the Company entered into a non-exclusive license agreement with a third party for rights to its mid-range fuel cell technology. The Company received $300,000 upon signing of the agreement and is entitled to receive an additional $200,000 upon commercial launch (as defined) by the third party.

NOTE I - RELATED PARTY TRANSACTIONS

During 2003, the Company's Board of Directors authorized $275,000 in salaries payable to the CEO and COO. This amount is in included in accounts payable and accrued expenses at June 30, 2003.

During 2002, the Company's Board of Directors authorized $550,000 in salaries payable to the CEO and COO. This amount is included in accounts payable and accrued expenses at December 31, 2002.

The law firm of one director received approximately $20,000 and $80,000 of compensation for legal services rendered to the Company during the six months ended June 30, 2003 and 2002, respectively.

The accounting firm of one of our directors received approximately $35,000 and $55,000 of compensation for accounting services rendered to the Company during the six months ended June 30, 2003 and 2002, respectively.

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

The Company's Chief Operating Officer loaned the Company $275,000. This loan was due December 31, 2002. In April of 2004 the Company extended the term of this loan to December 31, 2004. (see Note E).

In August 2001, the Company borrowed $250,000 from its Chief Executive Officer. In addition, the Company's Chief Executive Officer personally guaranteed a $300,000 loan from a third-party financial institution on the Company's behalf. The Company has issued a loan and security agreement with respect to these transactions in which the Company agreed to pledge all of its assets as security. This loan was due December 31, 2002. In April of 2004, the Company extended the term of this loan to December 31, 2004 (see Note E).

                                TRIBEWORKS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


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

In January 2004, the Company licensed its mid-range (NovArs) fuel cell technology to a Singapore company with manufacturing in China as part of its efforts to provide low cost fuel cell systems to Asian and other worldwide markets. Among other things, the contract gave the licensee non-exclusive rights to produce and sell fuel cell engines based on the NovArs technology. The agreement included an up front payment of $150,000, royalties and other forms of consideration.

In February 2004, the Company sold 200,000 shares of its common stock holdings of Novint Technologies, Inc. for $132,000.

In March 2004, the Company sold 494,538 shares of its common stockholdings of Novint Technologies, Inc. for $326,596.

In March 2004, the Company paid in full a $300,000 loan from a third party financial institution.

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

      As of June 30, 2003, we had an accumulated loss since inception, 1992, of $37,948,000. Included in this accumulated loss are charges amounting to approximately $18,364,000 relating to the issuance of equity instruments for services and approximately $6,700,000 from Tamarack prior to our acquisition of Tamarack. We expect operating losses to continue for the foreseeable future because we will be continuing to fund research and development efforts as well as generate and administrative expenses, although the commercialization process has begun on three of the Company's four technology investments.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2003 TO THREE MONTHS ENDED JUNE 30, 2002.

      NET LOSS. We reported a net loss of $924,000, or $.01 per common share, basic and diluted, for the three months ended June 30, 2003, versus a net loss of $627,000, or $.02 per common share, basic and diluted, for the three months ended June 30, 2002. The increase of $298,000, or 48%, resulted from our increased issuance of common stock and stock options for services. In addition, we received income from the sale of our shares of common stock in NMXS.Com of $115,000.

      REVENUES. We had revenues of $300,000 for the three months ended June 30, 2003 and no revenues for the three months ended June 30, 2002. These revenues were a result of the Company licensing its mid range fuel cell technology.

      OPERATING COSTS AND EXPENSES. Operating costs and expenses for the three months ended June 30, 2003 totaled $1,339,000, an increase of $724,000, or 119%, versus costs and expenses of $615,000 for the three months ended June 30, 2002. These costs and expenses are detailed below.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,320,000 for the three months ended June 30, 2003, which consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $534,000 for the three months ended June 30, 2003. This increase of $786,000, or 147%, is primarily a result of the fact that, in 2003, we recorded charges for the issuance of stock and stock options for services, whereas in the fiscal 2002 period, we issued significantly less stock for services. We anticipate no significant change in general and administrative expenses in the near future.

      RESEARCH AND DEVELOPMENT. Research and development expenses were $19,000 for the three months ended June 30, 2003, which consisted of amortization of Patents. Research and development expenses amounted to $81,000 for the three months ended June 30, 2002. This decrease of $62,000, or 77% resulted from our reduced spending commitments for research and development. We expect research and development costs to increase as we develop our existing technologies and acquire or license new ones.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2003 TO SIX MONTHS ENDED JUNE 30, 2002.

      NET LOSS. We reported a net loss of $1,464,000, or $.01 per common share, basic and diluted, for the six months ended June 30, 2003, versus a net loss of $2,154,000, or $.02 per common share, basic and diluted, for the six months ended June 30, 2002. The decrease of $689,000, or 32%, resulted from our reduced spending commitments for research and development. In addition, we received income from the sale of our shares of common stock in NMXS.Com of $273,000.

      REVENUES. We had revenues of $300,000 for the six months ended June 30, 2003 and no revenues for the six months ended June 30, 2002. These revenues were a result of the Company licensing its midrange fuel cell technology.

      OPERATING COSTS AND EXPENSES. Operating costs and expenses for the six months ended June 30, 2003 totaled $1,951,000, a decrease of $70,000, or 3%, versus costs and expenses of $2,021,000 for the six months ended June 30, 2002. These costs and expenses are detailed below. In addition, we received income from the sale of our shares of common stock in NMXS.Com of $273,000.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,912,000 for the six months ended June 30, 2003, which consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $1,401,000 for the three months ended June 30, 2003. This increase of $511,000, or 36%, is primarily a result of the fact that, in 2003, we recorded charges for the issuance of stock and stock options for services, whereas in the fiscal 2002 period, we issued significantly less for services. We anticipate no significant change in general and administrative expenses in the near future.

      RESEARCH AND DEVELOPMENT. Research and development expenses were $39,000 for the six months ended June 30, 2003, which consisted of payments on research and development agreements with various contractors and amortization of patents. Research and development expenses amounted to $620,000 for the six months ended June 30, 2002. This decrease of $581,000, or 94% resulted from our reduced spending commitments for research and development. We expect research and development costs to increase as we develop our existing technologies and acquire or license new ones.

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

      Our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, and 40,672,000 shares of common stock of Novint Technologies, Inc.; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

      Stockholders' equity totaled a deficit of $569,000 on June 30, 2003 and the working capital was a deficit of $1,743,000 on such date.

      We do not expect any significant change in the total number of employees in the near future. We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next 12 months, although we have no agreements regarding any such technologies as of the date of this Report.

      Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of June 30, 2003, we had $150,000 in cash. As of June 30, 2002, we had $90,000 in cash. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, borrowing as appropriate, and our cash on hand. However, we do not know if those resources will be adequate to cover our capital requirements.

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


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

      In April 2003, the Company granted a total of 24,750,000 shares and 3,000,000 options to purchase common stock to the Company's officers and directors as compensation with a total value of $892,000.

      From April through June 2003, the Company granted a total of 6,695,000 shares in exchange for options to purchase shares of the Company's common stock. The shares had a total value of $267,800 at the time of the exchange. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.

      In June 2003, the Company issued 1,585,000 shares to three consultants for services valued at $76,750. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

         -------------------

            (1) Incorporated by reference to the registrant's Form 10-SB filed with the Securities and Exchange Commission on December 8, 1999.

            (2)   Filed herewith.

(b) The following reports on Form 8-K were filed during the quarter ended June 30, 2003:

Our current report on Form 8-K for May 9, 2003 filed with the Securities and Exchange Commission on May 12, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Manhattan Scientifics, Inc.,
                                        a Delaware corporation



                                        /s/ Marvin Maslow
                                        -------------------------------------
Date: April 8, 2004                     Marvin Maslow,
                                        Chief Executive Officer and Principal
                                        Financial Officer