Form 10QSB
period 2003-09-30
MANHATTAN SCIENTIFICS INC
filed 2004-04-13
CIK 1099132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                September 30, 2003
                                 -----------------------------------------------

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period from       N/A        to       N/A
                                -------------        ------------


Commission File Number:                       000-28411
                         -------------------------------------------------------


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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

      The number of shares outstanding of registrant's $0.001 par value common stock, as of the close of business on April 9, 2004: 173,676,522 shares.

Transitional Small Business Disclosure Format: [_] Yes [X] No

                           MANHATTAN SCIENTIFICS, INC.
                    THIRD QUARTER 2003 REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Unaudited Consolidated Balance Sheet September 30, 2003 ........    3

           Unaudited Consolidated Statements of Income (Loss)
           Three and Nine Months September 30, 2003 and 2002 ..............    4

           Unaudited Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2003 and 2002 ..................    5

           Notes to Unaudited Consolidated Financial Statements ...........    6

  Item 2.  Management's Discussion and Analysis or Plan of Operation ......   10

  Item 3.  Controls and Procedures ........................................   12


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings ..............................................   12

  Item 2.  Changes in Securities and Use of Proceeds ......................   13

  Item 3.  Defaults Upon Senior Securities ................................   12

  Item 4.  Submission of Matters to a Vote of Security Holders ............   12

  Item 5.  Other Information ..............................................   12

  Item 6.  Exhibits and Reports on Form 8-K ...............................   13

  Signatures ..............................................................   14

  Exhibits ................................................................   15

                          PART I - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS.


MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2003
(Unaudited)

ASSETS                                                    September 31, 2003   December 31, 2002
                                                          --------------------------------------
Current assets:
  Cash and cash equivalents                                     68,000                    68,000
  Prepaid expenses and other assets                            127,000                    25,000
                                                          --------------------------------------

    Total current assets                                       195,000                    93,000

Property and equipment, net                                     36,000                    56,000
Patents, net                                                 1,087,000                 1,234,000
Investment n Noving Technologies, Inc.                                                   100,000
Technology license, net                                                                  145,000
Security deposit                                                 8,000                    18,000
                                                          --------------------------------------

    Total assets                                          $  1,326,000                 1,646,000
                                                          ======================================

LIABILITIES

Current liabilities
  Accounts payable and accrued expenses                      1,300,000                 1,337,000
  Note payable to officers                                     525,000                   525,000
  Note payable - other                                         300,000                   417,000
                                                          --------------------------------------

    Total current liabilities                                2,125,000                 2,279,000
                                                          --------------------------------------

Commitments

CAPITAL DEFICIENCY
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
  Series A convertible, redeemable, 10 percent
    cumulative, authorized 182,525 shares; issued
    and outstanding - none
  Series B convertible, authorized 250,000 shares;
    49,999 shares issued and outstanding
  Series C convertible, redeemable, authorized
    14,000 shares; issued and outstanding - none
Common, authorized 250,000,000 shares, 171,423,522
 and 124,262,552 shares issued, and outstanding                172,000                   122,000
Additional paid-in-capital                                  42,312,000                40,875,000
Deferred compensation                                                                   (142,000)
Deficit accumulated during the development stage           (43,283,000)              (41,488,000)
                                                          --------------------------------------

Total stockholders' deficit                                   (799,000)                 (633,000)
                                                          --------------------------------------

                                                          $  1,326,000              $  1,646,000
                                                          ======================================

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                                               PERIOD FROM
                                                     THREE MONTHS ENDED          NINE MONTHS ENDED            JULY 31, 1992
                                                        SEPTEMBER 30                SEPTEMBER 30               (INCEPTION)
                                                 --------------------------- ---------------------------         THROUGH
                                                    2003          2002           2003          2002         SEPTEMBER 30, 2003
                                                 ------------ -------------- -------------  ------------  ---------------------
Revenues                                          $               $ 150,000     $ 300,000     $ 150,000          $ 706,000
Operating costs and expenses:
General and administrative                           373,000        540,000     2,285,000     1,941,000         33,950,000
Research and development                              30,000         96,000        69,000       716,000          7,614,000
Impairment charge of certain patents                                                                               189,000
                                                 ------------ -------------- -------------  ------------  -----------------

Total operating costs and expenses                   403,000        636,000     2,354,000     2,657,000         41,753,000
                                                 ------------ -------------- -------------  ------------  -----------------

Loss from operations before other
  income and expenses                               (403,000)      (486,000)   (2,054,000)   (2,507,000)       (41,047,000)

Other income and expenses:
 Proceeds from sale of NMSX.com Common Stock          43,000                      315,000                          393,000
 Contract revenue                                     30,000                       40,000                        3,642,000
 Interest and other expenses                                        (15,000)                    (35,000)          (661,000)
 Interest income                                                                                  4,000            168,000
 Equity in losses of investees                                      (22,000)     (100,000)     (139,000)          (751,000)
Gain / (Loss) on disposal of equipment                                              4,000                          (22,000)
                                                 ------------ -------------- -------------  ------------  -----------------

NET LOSS / COMPREHENSIVE LOSS                       (330,000)      (523,000)   (1,795,000)   (2,677,000)       (38,278,000)
                                                 ============ ============== =============  ============  =================

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS
BASIC AND DILUTED LOSS PER SHARE:                   (330,000)      (523,000)   (1,795,000)   (2,677,000)
                                                 ============ ============== =============  ============
Weighted average number of common shares
outstanding                                      171,320,261    123,700,424   151,267,573   121,270,084
                                                 ============ ============== =============  ============

Basic and diluted loss per share                       (0.00)         (0.00)        (0.01)        (0.02)
                                                 ============ ============== =============  ============

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
(NOTES A AN F)
FOR THE CUMULATIVE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH SEPTEMBER 30, 2003 (Unaudited)


                                                           Preferred Stock           Preferred Stock
                                                            $.001 Par Value          $.001 Par Value
                                              ------------------------------------------------------------     Common Stock
                                                                Series B                 Series c            $.001 Par Value
                                              --------------------------------------------------------------------------------------
                                               Series A
                                               Preferred
                                               Stock      Shares         Amount       Shares     Amount          Shares     Amount
                                              --------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 2002                                74,999           -           -           -     124,262,522      122,000
                                              --------------------------------------------------------------------------------------
 Issuance of shares for
   services at fair market value                                                                           11,881,000       14,000

 Issuance of shares in connection
   with private placement offerings                                                                         1,000,000        1,000

 Amortization of deferred compensation

 Net loss/comprehensive loss                                    -           -           -           -             -             -
                                              --------------------------------------------------------------------------------------

 BALANCE, MARCH 31, 2003                                   74,999           -           -           -     137,143,522      137,000
                                              --------------------------------------------------------------------------------------


 Issuance of shares for services
   at fair market value                                                                                    34,030,000       35,000

 Issuance of shares in connection
   with private placement offerings

 Amortization of deferred compensation

 Net loss/comprehensive loss

 BALANCE, JUNE 30, 2003                                     74,999                                        171,173,522      172,000
                                              --------------------------------------------------------------------------------------


 Conversionof series B preferred
   stock to common                                         (25,000)                                          250,000

 Amorization of deferred compensation

 Net loss/comprehensive loss

 BALANCE, SEPTEMBER 30, 2003                                49,999                                        $ 171,423,522   $ 172,000
                                              ======================================================================================

                                                                                                                       Deficit
                                                                                                      Amounts          Accumulated
                                                          Additional                                Receivable         During the
                                                            Paid-in          Deferred                  From           Developmental
                                                            Capital         Compensation            Stockholders         Stage
                                                        ----------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 2002                                  40,875,000       (142,000)                                (41,488,000)
                                                        ----------------------------------------------------------------------------

 Issuance of shares for
   services at fair market value                                516,000

 Issuance of shares in connection
   with private placement offerings                              39,000                                                          -

 Amortization of deferred compensation                                         21,000

 Net loss/comprehensive loss                                         -             -                       -              (540,000)
                                                        ----------------------------------------------------------------------------

 BALANCE, MARCH 31, 2003                                     41,430,000       (121,000)                    -           (42,028,000)
                                                        ----------------------------------------------------------------------------


 Issuance of shares for services
   at fair market value                                         802,000

 Issuance of shares in connection
   with private placement offerings                               80,000

 Amortization of deferred compensation                                         21,000

 Net loss/comprehensive loss                                                                                              (925,000)

 BALANCE, JUNE 30, 2003                                      42,312,000       (100,000)                                (42,953,000)
                                                        ----------------------------------------------------------------------------


 Conversionof series B preferred
   stock to common

 Amorization of deferred compensation                                         100,000

 Net loss/comprehensive loss                                                                                              (330,000)

 BALANCE, SEPTEMBER 30, 2003                                $42,312,000                                              $ (43,283,000)
                                                        ============================================================================

                                                                   Treasury
                                                                    Stock        Total
                                                        ---------------------------------------------
 BALANCE, DECEMBER 31, 2002                                                    (633,000)
                                                        ---------------------------------------------

 Issuance of shares for
   services at fair market value                                                530,000

 Issuance of shares in connection
   with private placement offerings                                              40,000

 Amortization of deferred compensation                                           21,000

 Net loss/comprehensive loss                                          -        (540,000)
                                                        ---------------------------------------------

 BALANCE, MARCH 31, 2003                                              -        (582,000)
                                                        ---------------------------------------------


 Issuance of shares for services
   at fair market value                                                         837,000

 Issuance of shares in connection
   with private placement offerings                                               80,000

 Amortization of deferred compensation                                           21,000

 Net loss/comprehensive loss                                                   (925,000)

 BALANCE, JUNE 30, 2003                                                        (569,000)
                                                        ---------------------------------------------



 Conversionof series B preferred
   stock to common

 Amorization of deferred compensation                                           100,000

 Net loss/comprehensive loss                                                   (330,000)

 BALANCE, SEPTEMBER 30, 2003                                                  $ (799,000)
                                                        =============================================

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
(NOTES A AND F)
FOR THE CUMULATIVE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH SEPTEMBER 30, 2003 (Unaudited)


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

FOR THE CUMULATIVE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH SEPTEMBER 30, 2003 (Unaudited)


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

FOR THE CUMULATIVE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH SEPTEMBER 30, 2003 (Unaudited)

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

FOR THE CUMULATIVE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH SEPTEMBER 30, 2003 (Unaudited)

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
(NOTES A AND F)
FOR THE CUMULATIVE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH SEPTEMBER 30, 2003 (Unaudited)

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                   PERIOD FROM
(Unaudited)                                                                                                     JULY 31, 1992 THREE
                                                                                                                 MONTHS ENDED NINE
                                                                                                                   MONTHS ENDED
                                                               SEPTEMBER 30          SEPTEMBER 30                   (INCEPTION)
                                                           --------------------- ----------------------              THROUGH
                                                              2003        2002          2003         2002       SEPTEMBER 30, 2003
                                                           ----------   ----------   ----------   -----------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    (330,000)   $ (523,000)  (1,795,000)  $(2,677,000)     (38,278,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Reduction of accumulated losses on sale
  of NMXS.Com common stock                                   (43,000)                 (315,000)                       (393,000)
Common stock issued for services                             100,000                 1,511,000     1,127,000         5,236,000
Preferred stock issued for services                                       239,000                                      598,000
Stock options issued for services                                                       80,000                       9,621,000
Warrants issued for services                                                                                         2,532,000
Financing costs payable with common stock                                                                              191,000
Loss of equity investee                                                                100,000       111,000           715,000
Amortization of technology license                                         21,000      145,000       509,000           537,000
Amortization of patents                                       43,000      171,000      147,000                         391,000
Loss on disposal of equipment                                                           16,000                          42,000
Impairment charge of certain patents                                                                                   189,000
Depreciation                                                                                                         1,706,000
Changes in:
Prepaid expenses and other assets                            (52,000)     (10,000)     (92,000)       46,000          (116,000)
Accounts payable and accrued expenses                        155,000       96,000      (37,000)      104,000         1,663,000
                                                           ----------   ----------   ----------   ----------- -----------------

Net cash (used in) provided by operating activities;        (127,000)      (6,000)    (240,000)     (780,000)      (15,378,000)
                                                           ----------   ----------   ----------   ----------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                                                                             -
Purchase of equipment                                                                                                 (423,000)
Purchase of investment                                                                                                (100,000)
Proceeds from sale of equipment                                            15,000        4,000        15,000            18,000
Proceeds received from sale of NMXS.com common stock          43,000       25,000      315,000        78,000           393,000
                                                           ----------   ----------   ----------   ----------- -----------------

Net cash provided by (used in) investing activities           43,000       40,000      319,000        93,000          (112,000)
                                                           ----------   ----------   ----------   ----------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                                                                                            (100,000)
Proceeds from note payable to stockholders                                                                           2,399,000
Proceeds from note payable - other                             2,000      104,000        3,000       106,000           418,000
Repayment of note payable - other                                                     (122,000)                       (140,000)
Net proceeds from issuance of preferred stock                                                                        3,569,000
Net proceeds from issuance of common stock                                              40,000       731,000         9,568,000
Loan repayment to preferred stockholder                                                                               (148,000)
Capital lease payments                                                                                                 (13,000)
Security deposit paid                                                                                                   (7,000)
                                                           ----------   ----------   ----------   ----------- -----------------

Net cash provided by (used in) financing activities            2,000      104,000      (79,000)      837,000        15,546,000
                                                           ----------   ----------   ----------   ----------- -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (82,000)     138,000            -       150,000            68,000
Cash and cash equivalents, beginning of period               150,000       90,000       68,000        79,000                 -
                                                           ----------   ---------- ---------- --  --------- -----------------


CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 68,000    $ 228,000     $ 68,000     $ 229,000          $ 68,000
                                                           ==========   ==========   ==========   =========== =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                 19,000       14,000       33,000        35,000            14,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINACING ACTIVITIES:
Fixed assets contributed to the company in exchange for
Series A preferred stock                                                                                                45,000
Issuance of 14,391,627 common shares to acquire
  intangible assets                                                                                                     15,000
Special distribution of 14,391,627 shares of
  common stock to stockholder in settlement
  of stockholder advances                                                                                              376,000
Issuance of 7,200,000 cimmon shares to acquire
  intangible asssets                                                                                                 1,440,000
Issuance of Series A preferred sotck and
  warrants in settlement of note payable and
  accrued interest                                                                                                   1,830,000
Issuance of 1,000,000 common shares to
  acquire intangible assets                                                                                          1,000,000
Issuance of 100,000 common shares to
  acquire furniture and fixtures                                                                                        49,000
Issuance of 78,000 common shares in
  satisfaction of accrued expenses                                                                                      15,000
Issuance of 10,500 shares to acquire
  furniture and fuxtures                                                                                                40,000
Issuance of 1,400,00 of common shares
  to acquire Teneo Computing                                                                                           785,000
Issuance of 1,000,000 of common shares to
 purchase 42% of Novint Technologies                                                                                   561,000
Issueance of 200,000 shares of common stock
  in connection with the conversion of
  Series B preferred shares

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIAIRES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

                                    UNAUDITED

NOTE A - ORGANIZATION AND OPERATIONS

Manhattan Scientifics, Inc. (formerly Grand Enterprises, Inc. ("Grand"), and its wholly-owned subsidiaries Tamarack Storage Devices, Inc. and Teneo Computing, Inc. ("Teneo") (collectively "the Company"), a development stage enterprise, operates in a single business segment as a technology incubator that seeks to acquire, develop and bring to market technologies with an emphasis on consumer and commercial electronics. At September 30, 2003, the Lauer Entities (Lancer Management Group, LLC) owns approximately 33% of the Company's common stock. In April 2003, Lancer Partners LLC filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States for the District of Connecticut.

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

There is no assurance that the Company's research and development and marketing efforts will be successful, or that the Company will achieve significant sales of any products derived therefrom. The Company has incurred net losses and negative cash flows from operations since its inception and it has both a working capital and stockholders deficit at September 30, 2003. In addition, the Company operates in an environment of rapid change in technology and is dependent upon the services of its employees and its consultants. If the Company is unable to successfully commercialize its technologies, it is unlikely that it will continue in business.

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

[8]   ADVERTISING EXPENSES:

      The Company expenses advertising costs which consist primarily of promotional items and print media, as incurred. Advertising expenses amounted to $0, $9,000 and $82,000 for the nine months ended September 30, 2003 and 2002 and for the cumulative period July 31, 1992 (inception) through September 30, 2003, respectively.

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

      In April 2003, the Company entered into a nonexclusive license agreement with a third party for rights to its mid-range fuel cell technology. The Company received $300,000 upon signing o the agreement and is entitled to receive an additional $200,000 upon commercial launch (as defined) by the third party.

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

                              MANHATTAN SCIENTIFICS
                                     9/30/03

                                                                             Nine Months Ended
                                                                                       SEPTEMBER 30
                                                                            -----------------------------------
                                                                                2003                   2002
                                                                            -------------         -------------
          Reported net loss                                                 $  (1,795,000)        $  (2,677,000)
          Stock-based employee compensation expense included
             in reported net loss, net of related tax effects                     162,000                64,000
          Stock-based employee compensation determined under
             the fair value based method, net of related tax effects             (230,000)             (230,000)
                                                                            -------------         -------------
          Pro forma net loss                                                $  (1,863,000)        $  (2,843,000)
                                                                            =============         =============

          Basic loss per share:
             As reported                                                    $        (.01)        $        (.02)
                                                                            =============         =============
             Pro forma                                                      $        (.01)        $        (.02)
                                                                            =============         =============

          Diluted loss per share:
             As reported                                                    $        (.01)        $        (.02)
                                                                            =============         =============
             Pro forma                                                      $        (.01)        $        (.02)
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

      During the quarter ended September 30, 2003, the fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model with a volatility of 117% for 2003, expected life of options of 10 years, an average risk free interest rate of 3.96% and 3.33% and a dividend yield of 0%. The weighted average fair value of options granted for the quarter ended September 30, 2003 is $.03 and $.05.

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

[15]  INTERIM FINANCIAL STATEMENTS:

      Financial statements as of September 30, 2003 and the nine months ended September 30, 2003 and 2002 and the respective amounts included in the period from inception July 31, 1992 are unaudited but in the opinion of management, the financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the comparative financial position and results of operations. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2003 consists of the following:


                                                USEFUL LIFE
                                                 (YEARS)
                                                -----------
       Furniture and fixtures                        5          $  90,000
       Equipment                                     3             42,000
                                                                ---------

                                                                  132,000
       Less accumulated depreciation                            $  96,000
                                                                ---------

                                                                $  36,000
                                                                =========


      The depreciation expense for nine months ended September 30, 2003 and 2002 were approximately $0 and $27,000.


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

      Effective October 1, 2002, the Company has discontinued the use of the equity method of accounting for its investment in NMXS.com, Inc. As of September 30, 2003 the Company's basis and market value in its NMXS.com, Inc. stock was zero.

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

      During the third quarter of 2003, the Company sold their remaining 1,787,387 shares of NMXS.com, Inc. common stock for approximately $43,000.

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

      During the year ended December 31, 2002, the Company has recorded approximately $175,000 in amortization expense relating to the Novint technology. This charge is included in the loss from equity method investments in the statement of operations. For the nine months ended September 30, 2003, the Company has recorded $156,000 in amortization expense.

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

      At September 30, 2003, the Company owns approximately 40% of Novint. During the nine months ended September 30, 2003, the Company recorded a loss of $100,000 pursuant to its ownership interest in Novint. The following is a summary of financial data regarding financial position and results of operations derived from the September 30, 2003 unaudited financial statements of Novint as of September 30, 2003 and for the nine months ended September 30, 2003.


               Current assets (including cash of $37,000)        $      36,000
               Property and equipment                                  194,000
               Other assets                                             47,000
                                                                 -------------
                                                                 $     293,000
                                                                 =============

                                     Liabilities                 $     299,000
               Stockholders' equity                                     64,000
                                                                 -------------

                                                                 $     293,000
                                                                 =============

               Revenue                                           $     204,000
                                                                 =============

               Net loss                                          $     510,000
                                                                 =============

In August 1999, the Company borrowed $275,000 from the Chief Operating Officer. The loan bears interest at the rate of 5.5% per annum and is due upon the earlier of 18 months or the date of a private placement raising at least $1,500,000. This loan was due December 31, 2002. In April of 2004, the Company extended the term of this loan to December 31, 2004. The Chief Operating Officer had originally delivered to the Company $275,000 to exercise options, each exercisable to purchase common stock, but such exercise was rescinded and the options have been treated as if not exercised. No shares were delivered as a result of this transaction. Interest expense for the nine months ended September 30, 2003 amounted to approximately $12,000.

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

In August 2001, the Company borrowed $250,000 from the Chief Executive Officer. The loan bears interest at the rate of 5.5% per annum and was due December 31, 2002. This loan was due December 31, 2002. In April of 2004, the Company extended the term of this loan to December 31, 2004. Interest expense for the nine months ended September 30, 2003 amounted to approximately $9,000. This loan is secured by substantially all of the assets of the Company. In the event of default on this loan, the Company's Chief Executive Officer may foreclose on the collateral provided he receives written consent of the Company's Board of Directors.

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

      During 2003, the company effected the following transactions.

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

            In April 2003, issued 23,750,000 shares of common sock at $0.03 per share as officer compensation for services rendered.

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

      In August 2003, pursuant to a conversion ratio of 10 common shares to 1 preferred share, 25,000 shares of the Company's Series B preferred stock were converted into 250,000 of the Company's common stock.

[4]   STOCK OPTIONS:

      A summary of the Company's stock option activity and related information is as follows:

                                                                                              WEIGHTED           NUMBER OF
                                                           NUMBER OF         EXERCISE          AVERAGE             COMMON
                                                            COMMON           PRICE PER        EXERCISE             SHARES
                                                            SHARES             SHARE            PRICE           EXERCISABLE
       Outstanding as of December 31, 1997                           0                                                    0
       Granted                                              20,825,000    $0.05 - $0.20        $0.17             20,825,000
       Canceled                                            (15,000,000)        0.20             0.20            (15,000,000)
                                                          ------------                                         ------------

       Outstanding as of December 31, 1998                   5,825,000                                            5,825,000
       Granted                                              16,750,000     0.05 - 0.20          0.05             16,750,000
       Exercised                                              (100,000)                                            (100,000)
                                                          ------------                                         ------------

       Outstanding as of December 31, 1999                  22,475,000                                           22,475,000
       Granted                                                 610,000     2.25 - 2.40          2.37                110,000
                                                          ------------                                         ------------

       Outstanding as of December 31, 2000                  23,085,000                                           22,585,000
       Granted                                                 450,000     0.39 - 1.25          0.77                450,000
       Exercised                                               (90,000)                                             (90,000)
       Options vested pursuant to deferred
          compensation agreement                                     0         2.40             2.40                100,000
                                                          ------------                                         ------------

       Outstanding as of December 31, 2001                  23,445,000                                           23,045,000
       Granted                                                       0                                                    0
       Exercised                                                     0                                                    0
       Options vested pursuant to deferred
          compensation agreement                                     0         2.40             2.40                100,000
                                                          ------------                                         ------------

       Outstanding as of December 31, 2002                  23,445,000                                           23,145,000
       Granted                                               5,000,000                                            3,000,000
       Canceled                                             (6,620,000)                                          (6,620,000)
                                                          ------------                                         ------------
       Outstanding as of September 30, 2003                 21,825,000                                           19,525,000
                                                          ============                                         ============


      All options issued through September 30, 2003 vested within ninety days from the date of grant and expire at various dates during 2008 through 2013. Of the 5,000,000 options issued in April 2003, 3,000,000 vested in 30 days and 2,000,000 vested one year from date of issuance. These options will expire in April 2013.

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

      Exercise prices and weighted-average contractual lives of stock options outstanding as of September 30, 2003 are as follows:


                                 OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                    ----------------------------------------------       ------------------------------
                                          WEIGHTED
                                          AVERAGE        WEIGHTED                             WEIGHTED
                                         REMAINING       AVERAGE                              AVERAGE
     EXERCISE           NUMBER          CONTRACTUAL      EXERCICE           NUMBER            EXERCISE
      PRICE          OUTSTANDING           LIFE           PRICE          EXERCISABLE           PRICE
     $0.02             5,000,000            9.58           0.02              3,000,000          0.02
      0.05            14,155,000            5.65           0.05             14,155,000          0.05
      0.20             2,230,000            4.71           0.20              2,230,000          0.20
      0.39               250,000            7.98           0.39                250,000          0.39
      1.25               200,000            7.26           1.25                200,000          1.25


[5]   WARRANTS:

      The Company issued the following warrants at the corresponding weighted average exercise price as of September 30, 2003:

                                                                                 WEIGHTED
                                                                                 AVERAGE
                                                                                 EXERCISE
                                                                 WARRANTS         PRICE
                                                                 --------         -----
          Outstanding as of December 31, 1997                            0        $0.16
          Issued                                                17,750,000
                                                               -----------

          Outstanding as of December 31, 1998                   17,750,000
          Converted into stock options                          (2,500,000)       0.05
                                                               -----------

          Outstanding as of December 31, 1999                   15,250,000
          Converted into common stock                           (2,000,000)       0.75
                                                               -----------

          Outstanding as of December 31, 2000                   13,250,000
          Issued                                                   942,281        0.01
          Converted into common stock                             (942,281)       0.01
                                                               -----------

          Outstanding as of December 31, 2001                   13,250,000
          Issued                                                         0
          Converted into common stock                                    0
                                                               -----------

          Outstanding as of December 31, 2002                   13,250,000
          Issued
          Converted into common stock
          Outstanding as of September 30, 2003                  13,250,000
                                                               ===========

                                NUMBER OF      EXERCISE         CONTRACTUAL        NUMBER OF SHARES
        DATE                    WARRANTS        PRICE              LIFE               EXERCISABLE
----------------------------------------------------------------------------------------------------
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

NOTE G - INCOME TAXES

There is no provision for federal, state or local income taxes for the periods ended September 30, 2003 and 2002, since the Company has incurred net operating losses.

The Company's deferred tax asset as of September 30, 2003 represents benefits from equity related compensation charges and net operating loss carryforwards of approximately $4,362,000 and $7,542,,000, respectively, which is reduced by a valuation allowance of approximately $11,904,000 since the future realization of such tax benefit is not presently determinable.

As of September 30, 2003, the Company has a net operating loss carryforward of approximately $27,568,000 expiring in 2008 through 2024 for federal income tax purposes and 2005 for state income tax purposes. As a result of ownership changes, Internal Revenue Code Section 382 limits the amount of such net operating loss carryforward available to offset future taxable income to approximately $18,746,000 in the aggregate.

The difference between the statutory federal income tax (rate) benefit applied to the Company's net loss and the Company's effective income tax rate for the nine months ended September 30, 2003 and 2002 is summarized as follows:


                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,
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
                                                          ====          ====

NOTE H - COMMITMENTS

[1]   LICENSE AND DEVELOPMENT AGREEMENTS:

      In March 1997, the Company entered into a Cooperative Research and Development Agreement (the "CRADA Agreement") with the Regents of the University of California to develop a polymeric based recording media that will satisfy all of the requirements for a holographic media storage device. The work was to be completed within 25 months from the original date of execution. Each party shall have the first option to retain title to any subject inventions made by its employees during the work under this agreement. The agreement provides that the Company's contribution to funding will be $264,000. The CRADA research and development expenses charged to the statement of operations for the cumulative period July 31, 1992 through September 30, 2003 amounted to $83,000. No expenses were incurred during 2002 and 2003.

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

[5]   LEASES:

      The Company is obligated under two separate operating leases for office space located in Los Alamos, New Mexico and New York City. The Company renewed its lease in New York City for one year pursuant to the lease's original terms. During 2001, the Company renegotiated its lease in Los Alamos, New Mexico. During 2002, the Company only leased certain offices in Los Alamos, New Mexico, while certain related parties leased the laboratory space previously leased by the Company. The Company received reimbursement of $11,000 against rent charges for the year ended December 31, 2002 from related parties. Rent expense charged to operations was approximately $12,000 for the nine months ended September 30, 2003 and $43,000 for the nine months ended September 30, 2002. During 2003, the Company terminated the Los Alamos lease and relocated the New York City office. During 2003, the Company is renting office space in New York City on a monthly basis.

      In April 2003, the Company entered into a non-exclusive license agreement with a third party for rights to its mid-range fuel cell technology. The Company received $300,000 upon signing of the agreement and is entitled to receive an additional $200,000 upon commercial launch (as defined) by the third party.

NOTE I - RELATED PARTY TRANSACTIONS

During 2003, the company's Board of Directors authorized $413,000 in salaries payable to the CEO and COO. This amount is included in accounts payable and accrued expenses at September 30, 2003.

During 2002, the Company's Board of Directors authorized $550,000 in salaries payable to the CEO and COO. This amount is included in accounts payable and accrued expenses at December 31, 2002.

The law firm of one director received approximately $20,000 and $90,000 of compensation for legal services rendered to the Company during the nine months ended September 30, 2003 and 2002, respectively.

The accounting firm of one of our directors received approximately $35,000 and $65,000 of compensation for accounting services rendered to the Company during the nine months ended September 30, 2003, respectively.

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

      As of September 30, 2003, we had an accumulated loss since inception, 1992, of $38,278,000. Included in this accumulated loss are charges amounting to approximately $18,463,000 relating to the issuance of equity instruments for services and approximately $6,700,000 from Tamarack prior to our acquisition of Tamarack. We expect operating losses to continue for the foreseeable future because we will be continuing to fund research and development efforts as well as generate general and administrative expenses, although the commercialization process has begun on three of the Company's four technology investments.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003 TO THREE MONTHS ENDED SEPTEMBER 30, 2002.

      NET LOSS. We reported a net loss of $330,000, or $.00 per common share, basic and diluted, for the three months ended September 30, 2003, versus a net loss of $523,000, or $.00 per common share, basic and diluted, for the three months ended September 30, 2002. The decrease of $193,000, or 37%, resulted from our reduced spending commitments for research and development. In addition, we received income from the sale of our common shares of NMSX.Com of $43,000.

      REVENUES. We had no revenues for the three months ended September 30, 2003 compared to revenues of $150,000 for the three months ended September 30, 2002. The revenue for the three months ended September 30, 2002 related to the sale of the Company's holographic data storage intellectual property.

      OPERATING COSTS AND EXPENSES. Operating costs and expenses for the three months ended September 30, 2003 totaled $403,000, a decrease of $233,000, or 37%, versus costs and expenses of $636,000 for the three months ended September 30, 2002. These costs and expenses are detailed below.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses were $373,000 for the three months ended September 30, 2003, which consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $540,000 for the three months ended September 30, 2002. This decrease of $167,000, or 31%, is primarily a result of the fact that, in 2002, we recorded charges for the issuance of stock for services, whereas in the fiscal 2003 period, we issued significantly less stock for services. We anticipate no significant change in general and administrative expenses in the near future.

      RESEARCH AND DEVELOPMENT. Research and development expenses were $30,000 for the three months ended September 30, 2003, which consisted of amortization of patents. Research and development expenses amounted to $96,000 for the three months ended September 30, 2002. This decrease of $66,000, or 69% resulted from our reduced spending commitments for research and development. We expect research and development costs to increase as we develop our existing technologies and acquire or license new ones.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2003 TO NINE MONTHS ENDED SEPTEMBER 30, 2002.

      NET LOSS. We reported a net loss of $1,795,000, or $.01 per common share, basic and diluted, for the nine months ended September 30, 2003, versus a net loss of $2,677,000, or $.02 per common share, basic and diluted, for the nine months ended September 30, 2002. The decrease of $882,000, or 33%, resulted from our reduced spending commitments for research and development. In addition, we received income from the sale of our common stock in NMXS.Com of $315,000.

      REVENUES. We had revenues of $300,000 for the nine months ended September 30, 2003 compared to revenues of $150,000 for the nine months ended September 30, 2002. The revenue for the period ended September 30, 2003 were a result of the Company licensing its midrange fuel cell technology. For the period ended September 30, 2002 related to the sale of the Company's holographic data storage intellectual property.

      OPERATING COSTS AND EXPENSES. Operating costs and expenses for the nine months ended September 30, 2003 totaled $2,354,000, a decrease of $303,000, or 11%, versus costs and expenses of $2,657,000 for the nine months ended September 30, 2002. These costs and expenses are detailed below.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2,285,000 for the nine months ended September 30, 2003, which consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $1,941,000 for the nine months ended September 30, 2002. This increase of $344,000, or 18%, is primarily a result of the fact that, in 2003, we recorded charges for the issuance of stock for services, whereas in the fiscal 2002 period, we issued less stock for services. We anticipate no significant change in general and administrative expenses in the near future.

      RESEARCH AND DEVELOPMENT. Research and development expenses were $69,000 for the nine months ended September 30, 2003, which consisted of payments on research and development agreements with various contractors, amortization of patents. Research and development expenses amounted to $716,000 for the nine months ended September 30, 2002. This decrease of $647,000, or 90% resulted from our reduced spending commitments for research and development. We expect research and development costs to increase as we develop our existing technologies and acquire or license new ones.

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

      Our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, and 4,067,200 shares of common stock of Novint Technologies, Inc.; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

      Stockholders' equity totaled a deficit of $799,000 on September 30, 2003 and the working capital was a deficit of $1,930,000 on such date.

      We do not expect any significant change in the total number of employees in the near future. We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next 12 months, although we have no agreements regarding any such technologies as of the date of this Report.

      Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of September 30, 2003, we had $68,000 in cash. As of September 30, 2002, we had $228,000 in cash. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, borrowing as appropriate, and our cash on hand. However, we do not know if those resources will be adequate to cover our capital requirements.

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


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

None.


ITEM 2. CHANGES IN SECURITIES.

In August 2003, issued 250,000 shares of common stock in connection with the conversion of Series B preferred shares at the rate of 1 Series B preferred share to 10 common shares. This transaction was exempt from registration pursuant to SEC Rule 504 promulgated under Regulation D of the Securities Act of 1933. The value of the common stock was $17,500.


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

            (2)   Filed herewith.

(b) The following reports on Form 8-K were filed during the quarter ended September 30, 2003:

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