Form 10KSB
period 2003-12-31
MANHATTAN SCIENTIFICS INC
filed 2004-04-15
CIK 1099132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure is contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $300,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 12, 2004: 173,676,522 shares of common stock.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of April 12, 2003: $14,930,018

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

      In addition, at December 31, 2003, we owned 0 shares, and warrants to purchase 1,500,000 shares exercisable at $0.50 per share, of common stock of NMXS.com, Inc.(f/k/a New Mexico Software, Inc.), a public company that owns, develops and markets what it believes to be fast and efficient Internet technologies for the management of digital images. In January 2003, we exchanged 1,500,000 shares of NMXS.com common stock to a third party lender in full satisfaction of a $100,000 loan bearing an interest rate of 24% per annum. Please see Item 3, "Legal Proceedings" for additional information.

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

      Since our technologies are still in their development phase, we have generated only limited revenues. As such, the need for operating and acquisition capital is a continuous concern requiring the ongoing efforts of our management. The Company is not a large capital-user and has raised approximately $9.7 million capital since 1998. Nevertheless there is need to continue to raise capital on an as needed basis through private placements, registered public offerings, debt, and/or other financing vehicles. Raising capital was more difficult in 2002 and 2003 than in the past due to the general economic downturn of 2001 and 2002 and the effects of the September 11 terrorist attacks on the World Trade Center buildings in New York and the Pentagon in Washington D.C. and the subsequent military actions. The economic downturn made it difficult for small technology concept companies, without significant revenues or earnings to raise capital. Our management intends to work diligently to continue to raise capital for the Company.

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

OUR TECHNOLOGIES

1. FUEL CELL TECHNOLOGIES

      We have conducted research to develop both micro and mid-range fuel cell technologies. A micro fuel cell is a high-energy miniature power source that converts alcohol or hydrogen into electricity. A mid-range fuel cell is a high power density medium sized power source that converts hydrogen into electricity. Fuel cells, which have no moving parts, create electricity not by burning fuel, but by the process of electrochemically arranging the fuel's atoms to produce an electric current. Water or water vapor and in some cases carbon dioxide are the only emissions. In addition to producing harmless emissions, certain fuel cells have the potential to be an alternative to traditional energy sources because they use methanol and other sources of hydrogen as fuels. Methanol can be produced inexpensively from a variety of plant sources and is considered a renewable resource. Generally, methanol is regarded to be stable and safe although its considered to be toxic in certain countries.

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

      We believe we have achieved encouraging results through our research to date. In 1998, we demonstrated a pre-prototype of our micro fuel cell technology by completing a fuel-cell driven cellular telephone call. In 1999, we demonstrated that an eight cell array, which is approximately the size of a credit card, running on methanol and water, was able to run a pager. We were also selected by Industry Week Magazine that year to receive a Technology of the Year Award in recognition of our work on the micro fuel cell. During 2000, we developed a test micro fuel cell that achieved a specific energy output three times greater than standard lithium ion batteries then in use for cellular telephones. We also introduced a working prototype of a portable cell phone charging system at an international fuel cell symposium. We have pursued the development of safe and convenient fueling ampoules (patents pending) with fuels such as methanol and hydrogen. Hydrogen supplied from a packaged chemical hydride device has been demonstrated as a way of obtaining higher power performances from miniature portable fuel cells. We have demonstrated a working 16-cell array of fuel cells, the size of a business card, built on a single plastic substrate with vacuum and spray depositions, as a prototype of mass-produced fuel cells. During 2001, we had six new patents issued in various countries, including the U.S., continued and expanded our scope of research and development of this technology, and demonstrated various fuel cells arrays, including a hydrogen-powered portable cell-phone charger holster. During 2002 and 2003, notwithstanding scarcity of funding as a result of general economic conditions, we made incremental improvements in power density using both methanol and hydrogen as fuel sources, and were able to operate fuel cells at higher temperatures. We also were issued two new U.S. patents, six international patents, and we attended various fuel cell conferences. During 2002, we determined one of solar patents we had acquired from the inventor of the micro fuel cell was impaired and we expensed approximately $189,000 because of such impairment. This impairment was a result of the patent only having approximately nine years of protection remaining which diminishes the present value to the Company. Additionally, we have not kept pace with the steady growth of the solar photovoltaic industry during the past six years as we have chosen to focus our limited resources on the fuel cell inventions and patents which we are pursuing. In 2003, we updated our contractual arrangement with the inventor of the micro fuel cell. The new arrangement replaces previous agreements and provides for the cross-licensing of new micro fuel cell technology with the inventor, the non-exclusive licensing of existing micro fuel cell technology to the inventor, rights of first refusal by the inventor to repurchase its technologies in the event we decide to sell those technologies, provision of ongoing services to us by the inventor, and clearance of amounts owed, among other things. We anticipate that we will attempt to secure licensing, sale, and/or manufacturing and distribution arrangements with third parties in the future. Since the beginning of our development of the micro fuel cell technology, significant, well-capitalized competitors in Japan, Europe, Canada and the United States have entered this field.

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

2. HAPTICS "TOUCH AND FEEL" INTERNET APPLICATIONS (NOVINT TECHNOLOGIES, INC.)

      During 2000, we acquired exclusive licenses and sublicenses to certain haptics Internet applications from Novint Technologies, Inc. Haptics is an emerging technology that allows computer users to have the physical sensation of manipulating and touching objects on a computer screen as if they were three-dimensional, using a special mouse. Detailed texture and viscosity can be sensed, among many other aspects of touch. We also acquired 36,606 shares of Novint Technologies, Inc. common stock, and contracted with the developer of the licensed technology to perform research and development of the licensed applications for contract payments of $1,500,000. In May 2001, we acquired Teneo Computing, Inc., a private corporation with rights to certain haptics applications for dental simulation and oil and gas exploration. We licensed these rights exclusively to Novint in exchange for various enhanced and amended license rights with Novint in the areas of Internet applications and interactive applications. We also acquired an additional 4,066 shares of Novint common stock, increasing our ownership in Novint to 40,672 shares, subsequently split into 4,067,200 shares. For accounting purposes, we have treated the acquisition of the Novint common stock as one transaction. During 2001, Novint worked to develop and begin commercialization of the dental simulation and oil and gas exploration applications, among other things. The Company sold 694,538 shares of Novint common stock in a private transaction receiving proceeds of approximately $459,000.

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


4. DIGITAL IMAGE MANAGEMENT TECHNOLOGY (INVESTMENT IN NMXS.COM, INC.)

      At December 31, 2003, we owned 0 shares, and warrants to acquire 1,500,000 shares at an exercise price of $0.50 per share, of the common stock of NMXS.com, Inc., a public company located in Albuquerque, New Mexico. The options were acquired in 2001. NMXS.com markets Internet technology-based software for the high-speed transmission of high-resolution graphic images, video clips and audio recordings, among other things. NMXS.com's proprietary software provides image archiving, asset packaging, data mining and secure commerce over the Internet transaction capabilities.

      We believe NMXS.com is positioned to capitalize on the growing trend of businesses converting their photographs, drawings, artwork and other visual images into formats that can be stored and retrieved electronically. The company provides solutions particularly suited to companies seeking to develop a presence on the Internet or become involved in conducting business over the Internet.

      Our original acquisition of approximately 5 million shares in NMXS.com was effected in 1999 through a transaction with its predecessor, New Mexico Software, Inc., a privately held New Mexico corporation. New Mexico Software became public pursuant to a reverse merger transaction. Prior to the reverse merger, we invested $100,000 in New Mexico Software and agreed to provide New Mexico Software with business and management consulting services in return for equity. At December 31, 2003, we had either sold or pledged all of the shares originally acquired. Specifically, in January 2003, we exchanged 1,500,000 shares of NMXS.com common stock to a third party lender in full satisfaction of a $100,000 loan bearing an interest rate of 24% per annum. Please see Item 3, "Legal Proceedings" for additional information.

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

EMPLOYEES

      As of December 31, 2003, we had two full-time employees (salaried employees in general management who have agreed to defer their salaries). Most of our research and development work has been performed by employees of our various research and development independent contractors (see below). We have historically indirectly funded the salaries of these individuals through our contract research and development payments to their employers. Although not technically our employees, we have considered these individuals to be an integral part of our research and development team.

      None of our employees is a member of any union or collective bargaining organization. We consider our relationships with employees to be good.

      As noted above, a significant portion of our research and development is performed by independent contractors from whom we acquired or licensed certain technologies, and their various employees. As of December 31, 2003, we had three independent contractors available to conduct research and development for us. Robert Hockaday, the inventor of the micro fuel cell, has performed research and development under contract through his company Energy Related Devices, Inc. The inventor of the mid-range fuel cell technology we acquired, Dr. Arthur Koschany, also performs research and development under contract. Thomas Anderson, one of the developers of haptics "touch and feel" Novint technologies, also has performed research and development under contract through his company, Novint Technologies, Inc. Our independent contractors utilize a number of their own various employees to satisfy their research and development obligations to us, and their employees are considered to be part of our research and development team.

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

WE MAY NOT HAVE SUFFICIENT CAPITAL TO RUN OUR OPERATIONS.

We have partially financed ourselves through loans from our officers and loans guaranteed by our officers which have totaled in principal approximately $825,000 (excludes conversion of deferred salaries to notes payable). The loans are secured by the assets of the Company. In 2004, the Company repaid a $300,000 note payable to a third party. If we are unable to obtain further financing, it may jeopardize our ability to continue our operations. To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of such securities could result in dilution to our shareholders and/or increased debt service commitments. If adequate funds are not available, we may be unable to sufficiently develop or maintain our existing operations.

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

OUR MANAGEMENT IS ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER ALL MATTERS REQUIRING SHAREHOLDER APPROVAL.

Our existing directors, executive officers, and their respective affiliates are the beneficial owners of 26.0% of the outstanding shares of common stock and common stock equivalents, including convertible stock options. As a result, our existing directors, executive officers, principal shareholders and their respective affiliates, if acting together, would be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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

The control by the bankruptcy trustee of such a large block of stock could adversely effect our share price if they decide to sell the shares on the market. The effect of such a large concentration of shares on the market even over a period of time could reduce our share price and hinder the liquidity of other shareholders. In turn, a further reduction in our share price would hinder our access to capital or negatively effect the terms upon which we are to receive such capital. While we are seeking a solution with the bankruptcy trustee as to the disposition of such shares, there is no guarantee that we will come to a resolution that is favorable to our company.

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

      o inability of the market to absorb large blocks of stock sold into the market; and

      o     developments or disputes concerning our intellectual property

Moreover, the stock market from time-to-time has experienced extreme price an volume fluctuations, which have particularly affected the market prices for small technology companies without significant revenues. These broad market fluctuations may adversely affect the market price of our Common Stock. If our shareholders sell substantial amounts of their common stock in the public market, the price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a price and volume we deem appropriate.

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

ITEM 3. LEGAL PROCEEDINGS

      We are not currently subject to any legal proceedings. We intend to vigorously pursue claims against NMXS.Com, Inc. and others for their refusal to honor the exercise of warrants that were issued to us in 2001. The warrants were issued pursuant to a written agreement following the Company's performance of its obligations thereunder, and the issuance was reported several times in the public filings of both companies, without contention. We believe the refusal to honor the warrants to be completely without merit.


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

                                   Bid Prices

2003                                                             High      Low
                                                                ------    ------
First Quarter.......................................            $ .08     $ .03
Second Quarter......................................              .25       .02
Third Quarter.......................................              .07       .06
Fourth Quarter......................................              .11       .06

2002                                                             High      Low
                                                                ------    ------
First Quarter.......................................            $ .53     $ .25
Second Quarter......................................              .34       .14
Third Quarter.......................................              .16       .06
Fourth Quarter......................................              .11       .05

      As of December 31, 2003, we had 551 registered shareholders (however, this amount does not include shareholders who hold shares in street name, which can be significant) and 172,008,522 shares of Common Stock issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

      During the past four years, we have issued unregistered securities in the following transactions:

            In March 2004, the Company issued 1,500,000 shares to outside counsel for legal services valued at $240,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

            In March 2004, the Company issued 100,000 shares to a consultant for accounting services valued at $16,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

            In March 2004, the Company issued a total of 68,000 shares to four consultants for secretarial and administrative services valued collectively at $10,880. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

            In October 2003, the Company issued 250,000 shares to outside counsel for legal services valued at $20,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

            In October 2003, the Company issued 335,000 shares to outside counsel for legal services valued at $21,775. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

            In August 2003, the Company issued 250,000 shares of common stock in connection with the conversion of Series B preferred shares at the rate of 1 Series B preferred share to 10 common shares. This transaction was exempt from registration pursuant to SEC Rule 504 promulgated under Regulation D of the Securities Act of 1933. The value of the common stock was $17,500.

            From April through June 2003, the Company granted a total of 6,695,000 shares in exchange for options to purchase shares of the Company's common stock. The shares had a value of $267,800 at the time of the exchange. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

            In June 2003, the Company granted a total of 2,000,000 options to purchase common stock to two of the Company's directors as compensation with a total value of $130,000. 50% of the options vest upon issuance and 50% vest in June 2004 if the directors are still members of the board. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

            In June 2003, the Company issued 2,000,000 shares of common stock with a total value of $100,000 as director compensation. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

            In June 2003, the Company issued 1,585,000 shares to three consultants for services valued at $76,750. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

            In March and April 2003, the Company granted a total of 22,750,000 shares and 3,000,000 options to purchase common stock to the Company's officers and directors as compensation with a total value of $892,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

            In March 2003, the Company issued 1,600,000 to four consultants for services related to legal issues and public relations valued at $64,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

Securities Authorized for Issuance under Equity Incentive Plans

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2003, the most recently completed fiscal year.

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
--------------------------------------- ----------------------------------- ------------------------ -------------------------------


            Our 1998 Stock Option Plan (the "1998 Plan"), authorizes the issuance of options and Common Stock to officers, employees and directors. We reserved 30,000,000 shares of our Common Stock for awards to be made under the 1998 Plan. The 1998 Plan allows for the issuance of either incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees) or non-qualified stock options. The 1998 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten years. Under the 1998 Plan, the exercise price may not be less than fair market value on the date of grant for both incentive stock options and non-qualified stock options. The number of options under the 1998 Plan available for grant at December 31, 2003 was 30,000,000.

In 2000, our Board of Directors adopted the 2000 Equity Incentive Plan (the "2000 Plan"). The 2000 Plan authorizes the issuance of options, right to purchase Common Stock and stock bonuses to officers, employees, directors and consultants. We reserved 30,000,000 shares of our Common Stock for awards to be made under the 2000 Plan. On September 14, 2001, we filed a registration statement on Form S-8 to register 900,000 of these shares. On November 19, 2001, we registered an additional 550,000 shares of our common stock for issuance under the 2000 Plan. On January 30, 2002, we registered an additional 975,000 shares of our common stock for issuance under the 2000 Plan. On March 22, 2002, we registered an additional 925,000 shares of our common stock for issuance under the 2000 Plan. On July 12, 2002, we registered an additional 990,000 shares of our common stock for issuance under the 2000 Plan. On January 17, 2003, we registered an additional 8,000,000 of our common stock for issuance under the 2000 Plan. The 2000 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2000 Plan allows for the issuance of incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2000 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2000 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2000 Plan available for grant at December 31, 2003 was 25,281,000.

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

      As of December 31, 2003, we had an accumulated loss since inception, 1992, of $39,051,000. Included in this accumulated loss are charges amounting to approximately $18,588,000 relating to the issuance of equity instruments for services and approximately $6,700,000 from Tamarack prior to our acquisition of Tamarack. We expect operating losses to continue for the foreseeable future because we will be continuing to fund research and development efforts as well as generate general and administrative expenses, although the commercialization process has begun on three of the Company's four technology investments.

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

COMPARISON OF YEAR ENDED DECEMBER 31, 2003 TO YEAR ENDED DECEMBER 31, 2002.

      NET LOSS. We reported a net loss of $2,569,000, or $.02 per common share, basic and diluted, for the year ended December 31, 2003, versus a net loss of $4,028,000, or $.03 per common share, basic and diluted, for the year ended December 31, 2002. The decrease of $1,459,000, or 36%, resulted from our reduced spending commitments for research and development. In addition, we received income from the sale of our common stock in NMXS.Com of $315,000.

      REVENUES. We had revenues of $300,000 for the year ended December 31, 2003 compared to revenues of $156,000 for the year ended December 31, 2002.

      OPERATING COSTS AND EXPENSES. Operating costs and expenses for the year ended December 31, 2003 totaled $3,069,000, a decrease of $771,000, or 21%, versus costs and expenses of $3,840,000 for the year ended December 31, 2002. These costs and expenses are detailed below.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2,783,000 for the year ended December 31, 2003, which consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $2,786,000 for the year ended December 31, 2002, a decrease of $3,000, or 0%.

      RESEARCH AND DEVELOPMENT. Research and development expenses were $186,000 for the year ended December 31, 2003, which consisted of payments on research and development agreements with various contractors, amortization of patents. Research and development expenses amounted to $865,000 for the year ended December 31, 2002. This decrease of $501,000, or 58% resulted from our reduced spending commitments for research and development. We expect research and development costs to increase as we develop our existing technologies and acquire or license new ones.

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

      Stockholders' equity totaled a deficit of $1,159,000 on December 31, 2003 and the working capital was a deficit of $2,252,000 on such date.

      We do not expect any significant change in the total number of employees in the near future. We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next 12 months, although we have no agreements regarding any such technologies as of the date of this Report.

      Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of December 31, 2003, we had $56,000 in cash. As of December 31, 2002, we had $68,000 in cash. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, borrowing as appropriate, and our cash on hand. However, we do not know if those resources will be adequate to cover our capital requirements.

RECENTLY ISSUED ACCOUNTING STANDARDS


In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Company's adoption of SFAS No. 146 on January 1, 2003 did not have any material effect on the financial statements of the Company.

In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities" in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of variable interest entities, including special-purpose entities or off-balance sheet structures. The consolidation requirements of FIN No. 46R have a variety of implementation dates. The Company believes the impact of FIN No. 46R on its financial position and results of operations will not be material, but the Company will continue to evaluate the impact of FIN No. 46R during the first quarter of 2004.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement affects the issuer's accounting for three types of freestanding financial statements: mandatorily redeemable shares, put and forward purchase contracts that require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled in shares. This statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The impact of adopting FASB No. 150 was not material to the Company's financial position and results of operations.

In December 2003, the Securities and Exchange Commission (SEC), published Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." This SAB updates portions of the Securities and Exchange Commission (SEC) staff's interpretive guidance provided in SAB 101 and included in Topic 13 of the Codification of Staff Accounting Bulletins. SAB 104 deletes interpretative material no longer necessary, and conforms the interpretive material retained, because of pronouncements issued by the FASB's Emerging Issues Task Force (EITF) on various revenue recognition topics, including EITF 00-21, "Revenue Arrangements with Multiple Deliverables." SAB No. 104 also incorporates into the SAB Codification certain sections of the SEC staff's "Revenue Recognition in Financial Statements
- Frequently Asked Questions and Answers." SAB No. 104 does not have a material impact on the Company's financial position and results of operations since the Company's revenue recognition practices previously conformed to the interpretations codified by SAB No. 104.

ITEM 7. FINANCIAL STATEMENTS


CONTENTS

                                                                                  PAGE
                                                                                  ----
CONSOLIDATED FINANCIAL STATEMENTS

    Independent auditors' report                                                   F-2

    Balance sheet as of December 31, 2003                                          F-3

    Statements of operations for the years ended December 31, 2003, 2002 and the
        period from July 31, 1992 (inception) through December 31, 2003            F-4

    Statements of stockholders' equity (capital deficit) for the years ended
        December 31, 2003 and for the periods from July 31, 1992 (inception)
        through December 31, 2003                                                  F-5

    Statements of cash flows for the years ended December 31, 2003, 2002 and for
        the period from July 31, 1992 (inception) through December 31, 2003        F-10

    Notes to consolidated financial statements                                     F-11

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Manhattan Scientifics, Inc.

We have audited the accompanying consolidated balance sheet of Manhattan Scientifics, Inc. (a development stage enterprise) and subsidiaries ("the Company") as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity (capital deficit), and cash flows for the years ended December 31, 2003 and 2002 and for the period from July 31, 1992 (inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Manhattan Scientifics Inc. and subsidiaries as of December 31, 2003 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2003 and 2002 and for the period from July 31, 1992 (inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced recurring losses from operations, negative cash flows from operations and has both a working capital and a capital deficit at December 31, 2003 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                      /s/ Eisner LLP
                                      ------------------------------------------
Florham Park, New Jersey
April 13, 2004

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED BALANCE SHEET

                                                                 December 31,
ASSETS                                                               2003
                                                               ---------------
Current assets:
   Cash and cash equivalents                                   $      56,000
   Prepaid expenses and other assets                                  76,000
                                                               ---------------
     Total current assets                                            132,000

Property and equipment, net                                           41,000
Patents, net of accumulated amoritization of 1,054,000             1,026,000
Security deposit                                                      26,000
                                                               ---------------
        Total assets                                            $  1,225,000
                                                               ===============
LIABILITIES
Current liabilities
   Accounts payable and accrued expenses                       $     434,000
   Note payable to officers                                        1,650,000
   Note payable - other                                              300,000
                                                               ---------------
     Total current liabilities                                     2,384,000
                                                               ---------------
Commitments and Contingencies

CAPITAL DEFICIT
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
   Series A convertible, redeemable, 10 percent cumulative,
     authorized 182,525 shares; issued and outstanding - none
   Series B convertible,  authorized 250,000 shares;
     49,999 shares issued and outstanding
   Series C convertible, redeemable, authorized 14,000 shares;
     issued and outstanding - none
Common, authorized 250,000,000 shares, 172,008,522 shares
     issued, and outstanding                                         172,000
Additional paid-in-capital                                        42,726,000
Deficit accumulated during the development stage                 (44,057,000)
                                                               ---------------
Total capital deficit                                             (1,159,000)
                                                               ---------------
                                                                 $ 1,225,000
                                                               ===============

See notes to financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               PERIOD FROM
                                                                                              JULY 31, 1992
                                                                    YEAR ENDED                 (INCEPTION)
                                                                    DECEMBER 31,                 THROUGH
                                                                2003             2002       December 31, 2003
                                                          ---------------  ---------------   ---------------
Revenue                                                        $ 300,000        $ 156,000        $  706,000

Operating costs and expenses:
   General and administrative                                  2,783,000        2,786,000        34,448,000
   Research and development                                      286,000          865,000         7,831,000
   Impairment charge of certain patents                                           189,000           189,000
                                                          ---------------  ---------------   ---------------
Total operating costs and expenses                             3,069,000        3,840,000        42,468,000
                                                          ---------------  ---------------   ---------------
Loss from operations before other income and expenses         (2,769,000)      (3,684,000)      (41,762,000)

Other income and expenses:
    Gain on dispostion of investment                             315,000           78,000           393,000
    Contract revenue                                              49,000                          3,651,000
    Interest and other expenses                                  (80,000)         (51,000)         (741,000)
    Interest income                                                1,000            1,000           169,000
    Equity in losses of investees                               (100,000)        (346,000)         (751,000)
   Gain / (Loss) on disposal of equipment                         15,000          (26,000)          (11,000)
                                                          ---------------  ---------------   ---------------
NET LOSS / COMPREHENSIVE LOSS                                 (2,569,000)      (4,028,000)      (39,052,000)
                                                          ===============  ===============   ===============
NET LOSS
BASIC AND DILUTED LOSS PER COMMON SHARE:                      (2,569,000)      (4,028,000)
                                                          ===============  ===============
    Weighted average number of common shares outstanding     156,145,585      122,007,937
                                                          ===============  ===============
Basic and diluted loss per common share                           $(0.02)          $(0.03)
                                                          ===============  ===============


See notes to financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
 (a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
(Notes A and F)
For the Cumulative Period From July 31, 1992 (Inception) Through December 31,
2003

                                                                             Preferred Stock        Preferred Stock
                                                                            $.001 Par Value         $.001 Par Value
                                                                            -------------------   -------------------
                                                                                 Series B              Series c
                                                                            -------------------   -------------------
                                                            Series A
                                                        Preferred  Stock     Shares     Amount     Shares     Amount
                                                       ------------------   --------   --------   --------   --------

BALANCE, DECEMBER 31, 2002                                                   74,999         -          -          -
                                                                            --------   --------   --------   --------

Issuance of shares at market price for services rendered
Issuance of shares in connection with private placement offering
Issuance of shares at market price for services rendered
Issuance of shares at market price for services rendered
Issuance of shares at market price for services rendered
Issuance of shares at market price for services rendered
Issuance of shares at market price for services rendered
Issuance of shares at market price for services rendered
Issuance of shares at market price for services rendered
Issuance of shares at market price for services rendered
Issuance of shares at market price for services rendered
Issuance of shares at market price for services rendered
Issuance of shares at market price for services rendered
Issuance of shares at market price for services rendered
Issuance of shares at market price for services rendered
Issuance of shares at market price for services rendered
Issuance of shares at market price for services rendered
Issuance of shares at market price for services rendered
Issuance of shares at market price for services rendered
Issuance of shares at market price for services rendered
Issuance of shares at market price for services rendered
Issuance of shares at market price for services rendered
Issuance of shares at market price for director/officer services rendered
Issuance of shares at market price for director/officer services rendered
Issuance of shares upon cancelation of stock options
Issuance of shares at market price for director/officer services rendered
Issuance of shares upon cancelation of stock options
Issuance of shares at market price for director/officer services rendered
Issuance of shares at market price for director/officer services rendered
Issuance of shares at market price for director/officer services rendered
Issuance of shares at market price for director/officer services rendered
Issuance of shares at market price for director/officer services rendered
Issuance of shares at market price for director/officer services rendered
Issuance of shares at market price for director/officer services rendered
Issuance of shares upon cancelation of stock options
Issuance of shares at market price for services rendered
Issuance of shares at market price for services rendered
Issuance of shares at market price for services rendered
Issuance of shares at market price for services rendered
Issuance of shares upon cancelation of stock options
Issuance of shares upon cancelation of stock options
Issuance of shares for options exchanged
Issuance of shares for options exchanged
Issuance of shares for options exchanged
Issuance of shares for options exchanged
Issuance of shares for options exchanged
Issuance of shares for options exchanged
Issuance of shares for options exchanged
Issuance of shares for options exchanged
Conversion of series B preferred stock to common                            (25,000)
Issuance of shares at market price for services rendered
Issuance of shares at market price for services rendered
Stock options issued for services
Amortization of deferred compensation
Net loss/comprehensive loss
                                                                            --------------------------------------------

BALANCE DECEMBER 31, 2003                                                    49,999         -          -          -

                                                                                 Common Stock
                                                                               $.001 Par Value
                                                                             -------------------
                                                                                                         Additional
                                                                                                           Paid-in     Deferred
                                                                              Shares         Amount         Capital    Compensation
                                                                             -----------   -----------  ------------  -------------
BALANCE, DECEMBER 31, 2002                                                   124,262,522       122,000    40,875,000      (142,000)
                                                                             -----------   -----------  ------------  -------------

Issuance of shares at market price for services rendered                       1,000,000         1,000        70,000
Issuance of shares in connection with private placement offering               1,000,000         1,000        40,000
Issuance of shares at market price for services rendered                         125,000             -         1,000
Issuance of shares at market price for services rendered                       1,000,000         1,000        50,000
Issuance of shares at market price for services rendered                         300,000         1,000        20,000
Issuance of shares at market price for services rendered                       2,000,000         2,000       100,000
Issuance of shares at market price for services rendered                       2,000,000         2,000        79,000
Issuance of shares at market price for services rendered                       1,000,000         1,000        49,000
Issuance of shares at market price for services rendered                         400,000         1,000        20,000
Issuance of shares at market price for services rendered                          20,000             -         1,000
Issuance of shares at market price for services rendered                          20,000             -         1,000
Issuance of shares at market price for services rendered                          20,000             -         1,000
Issuance of shares at market price for services rendered                         400,000         1,000        16,000
Issuance of shares at market price for services rendered                         500,000         1,000        25,000
Issuance of shares at market price for services rendered                       1,011,000         1,000        40,000
Issuance of shares at market price for services rendered                         250,000             -        10,000
Issuance of shares at market price for services rendered                         260,000             -        10,000
Issuance of shares at market price for services rendered                         250,000             -        10,000
Issuance of shares at market price for services rendered                         125,000             -         5,000
Issuance of shares at market price for services rendered                         600,000         1,000        25,000
Issuance of shares at market price for services rendered                         500,000         1,000        20,000
Issuance of shares at market price for services rendered                         100,000             -         4,000
Issuance of shares at market price for director/officer services rendered     13,500,000        14,000       392,000
Issuance of shares at market price for director/officer services rendered      5,250,000         5,000       153,000
Issuance of shares upon cancelation of stock options                           2,750,000         3,000        82,000
Issuance of shares at market price for director/officer services rendered      1,750,000         2,000        52,000
Issuance of shares upon cancelation of stock options                             990,000         1,000        30,000
Issuance of shares at market price for director/officer services rendered      2,250,000         2,000        65,000
Issuance of shares at market price for director/officer services rendered      1,000,000         1,000        49,000
Issuance of shares at market price for director/officer services rendered        250,000             -        12,000
Issuance of shares at market price for director/officer services rendered        250,000             -        12,000
Issuance of shares at market price for director/officer services rendered      1,000,000         1,000        50,000
Issuance of shares at market price for director/officer services rendered        250,000             -        12,000
Issuance of shares at market price for director/officer services rendered        250,000             -        12,000
Issuance of shares upon cancelation of stock options                             500,000         1,000        30,000
Issuance of shares at market price for services rendered                          50,000             -         2,000
Issuance of shares at market price for services rendered                       1,000,000         1,000        50,000
Issuance of shares at market price for services rendered                          35,000             -         2,000
Issuance of shares at market price for services rendered                         500,000         1,000        25,000
Issuance of shares upon cancelation of stock options                             500,000         1,000        30,000
Issuance of shares upon cancelation of stock options                             675,000         1,000        40,000
Issuance of shares for options exchanged                                         200,000             -
Issuance of shares for options exchanged                                         100,000             -
Issuance of shares for options exchanged                                         200,000             -
Issuance of shares for options exchanged                                         250,000             -
Issuance of shares for options exchanged                                         130,000             -
Issuance of shares for options exchanged                                         100,000             -
Issuance of shares for options exchanged                                         200,000             -
Issuance of shares for options exchanged                                         100,000             -
Conversion of series B preferred stock to common                                 250,000             -
Issuance of shares at market price for services rendered                         250,000                      21,000
Issuance of shares at market price for services rendered                         335,000         1,000        20,000
Stock options issued for services                                                                            113,000
Amortization of deferred compensation                                                                                      142,000
Net loss/comprehensive loss
                                                                            --------------------------------------------------------

BALANCE DECEMBER 31, 2003                                                    172,008,522       172,000    42,726,000            -

                                                                                             Deficit
                                                                           Amounts         Accumulated
                                                                           Receivable       During the
                                                                              From         Developmental    Treasury
                                                                           Stockholders     Stage            Stock          Total
                                                                         -------------    --------------   ----------   ----------

BALANCE, DECEMBER 31, 2002                                                                  (41,488,000)                  (633,000)
                                                                         -------------    --------------   ----------   ----------

Issuance of shares at market price for services rendered                                                                    71,000
Issuance of shares in connection with private placement offering                                                            41,000
Issuance of shares at market price for services rendered                                                                     1,000
Issuance of shares at market price for services rendered                                                                    51,000
Issuance of shares at market price for services rendered                                                                    21,000
Issuance of shares at market price for services rendered                                                                   102,000
Issuance of shares at market price for services rendered                                                                    81,000
Issuance of shares at market price for services rendered                                                                    50,000
Issuance of shares at market price for services rendered                                                                    21,000
Issuance of shares at market price for services rendered                                                                     1,000
Issuance of shares at market price for services rendered                                                                     1,000
Issuance of shares at market price for services rendered                                                                     1,000
Issuance of shares at market price for services rendered                                                                    17,000
Issuance of shares at market price for services rendered                                                                    26,000
Issuance of shares at market price for services rendered                                                                    41,000
Issuance of shares at market price for services rendered                                                                    10,000
Issuance of shares at market price for services rendered                                                                    10,000
Issuance of shares at market price for services rendered                                                                    10,000
Issuance of shares at market price for services rendered                                                                     5,000
Issuance of shares at market price for services rendered                                                                    26,000
Issuance of shares at market price for services rendered                                                                    21,000
Issuance of shares at market price for services rendered                                                                     4,000
Issuance of shares at market price for director/officer services rendered                                                  406,000
Issuance of shares at market price for director/officer services rendered                                                  158,000
Issuance of shares upon cancelation of stock options                                                                        85,000
Issuance of shares at market price for director/officer services rendered                                                   54,000
Issuance of shares upon cancelation of stock options                                                                        31,000
Issuance of shares at market price for director/officer services rendered                                                   67,000
Issuance of shares at market price for director/officer services rendered                                                   50,000
Issuance of shares at market price for director/officer services rendered                                                   12,000
Issuance of shares at market price for director/officer services rendered                                                   12,000
Issuance of shares at market price for director/officer services rendered                                                   51,000
Issuance of shares at market price for director/officer services rendered                                                   12,000
Issuance of shares at market price for director/officer services rendered                                                   12,000
Issuance of shares upon cancelation of stock options                                                                        31,000
Issuance of shares at market price for services rendered                                                                     2,000
Issuance of shares at market price for services rendered                                                                    51,000
Issuance of shares at market price for services rendered                                                                     2,000
Issuance of shares at market price for services rendered                                                                    26,000
Issuance of shares upon cancelation of stock options                                                                        31,000
Issuance of shares upon cancelation of stock options                                                                        41,000
Issuance of shares for options exchanged                                                                                         -
Issuance of shares for options exchanged                                                                                         -
Issuance of shares for options exchanged                                                                                         -
Issuance of shares for options exchanged                                                                                         -
Issuance of shares for options exchanged                                                                                         -
Issuance of shares for options exchanged                                                                                         -
Issuance of shares for options exchanged                                                                                         -
Issuance of shares for options exchanged                                                                                         -
Conversion of series B preferred stock to common                                                                                 -
Issuance of shares at market price for services rendered                                                                    21,000
Issuance of shares at market price for services rendered                                                                    21,000
Stock options issued for services                                                                                          113,000
Amortization of deferred compensation                                                                                      142,000
Net loss/comprehensive loss                                                                                             (2,569,000)
                                                                         ----------------------------------------------------------

BALANCE DECEMBER 31, 2003                                                         -         (44,057,000)          -     (1,159,000)

Consolidated Statements of Stockholders' Equity (Capital Deficit)
(Notes A and F)
For the Periods From July 31, 1992 (Inception) Through December 31, 2003


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
NET LOSS

Balance, March 31, 1993
ISSUANCE OF SHARES TO INVESTOR AT APPROXIMATELY
$.21 per share
Issuance of shares on exercise of options
Services performed in exchange for Series A preferred stock issued in fiscal 1993
Net loss

BALANCE, MARCH 31, 1994                                       10,000
Services performed for Series A preferred stock
issued in fiscal 1993
Issuance of shares at approximately $.52 per share
Net loss

BALANCE, DECEMBER 31, 1994                                    10,000
Issuance of 163,000 shares of Series A preferred stock         2,000
Write-off of amounts receivable from stockholders
Net loss

BALANCE, DECEMBER 31, 1995                                    12,000
Issuance of shares upon exercise of option for $15,000
Net loss

Balance, December 31, 1996                                    12,000
Purchase and retirement of 1,200,000 shares of
Series A preferred stock                                     -12,000
Purchase of 7,195,814 treasury shares of common
stock for $15,000
Net loss/comprehensive loss

BALANCE, DECEMBER 31, 1997 (CARRIED FORWARD)                       0


                                                                                                                   AMOUNTS
                                                               COMMON STOCK           ADDITIONAL                  RECEIVABLE
                                                             $.001 PAR VALUE           PAID-IN       DEFERRED        FROM
                                                            SHARES        AMOUNT       CAPITAL     COMPENSATION  STOCKHOLDERS
Initial issuance of shares to founders on contribution
of intangible assets at historic cost basis               14,391,627   $    14,500   $       500
Additional founders' contribution                                                         40,000
Issuance of 1,037,000 shares of Series A preferred
stock, net of issuance costs                                                           1,020,000                    -286,000
NET LOSS

Balance, March 31, 1993                                                     10,000    14,391,627        14,500     1,060,500
ISSUANCE OF SHARES TO INVESTOR AT APPROXIMATELY
$.21 per share                                            14,391,627        14,500     2,985,500
Issuance of shares on exercise of options                    479,720         1,000        49,000
Services performed in exchange for Series A
preferred stock issued in fiscal 1993                                                                                127,000
Net loss

BALANCE, MARCH 31, 1994                                   29,262,974        30,000     4,095,000                    -199,000
Services performed for Series A preferred stock
issued in fiscal 1993                                                                                                159,000
Issuance of shares at approximately $.52 per share           345,399                     182,000
Net loss

BALANCE, DECEMBER 31, 1994                                29,608,373        30,000     4,277,000                     -40,000
Issuance of 163,000 shares of Series A preferred stock                                   161,000
Write-off of amounts receivable from stockholders                                        -40,000                      40,000
Net loss

BALANCE, DECEMBER 31, 1995                                29,608,373        30,000     4,398,000                           0
Issuance of shares upon exercise of option for $15,000    14,391,627        14,000         1,000
Net loss

Balance, December 31, 1996                                44,000,000        44,000     4,399,000                           0
Purchase and retirement of 1,200,000 shares of
Series A preferred stock                                                                 -58,000
Purchase of 7,195,814 treasury shares of common
stock for $15,000
Net loss/comprehensive loss

BALANCE, DECEMBER 31, 1997 (CARRIED FORWARD)              44,000,000        44,000     4,341,000                           0

                                                            DEFICIT
                                                          ACCUMULATED
                                                          DURING THE
                                                          DEVELOPMENT      TREASURY
                                                             STAGE          STOCK        TOTAL
Initial issuance of shares to founders on contribution
of intangible assets at historic cost basis                                           $    15,000
Additional founders' contribution                                                               0
Issuance of 1,037,000 shares of Series A preferred
stock, net of issuance costs                                                              744,000
NET LOSS                                                  ($  543,000)                   -543,000

Balance, March 31, 1993                                      -326,000      -543,000       216,000
ISSUANCE OF SHARES TO INVESTOR AT APPROXIMATELY
$.21 per share                                                                          3,000,000
Issuance of shares on exercise of options                                                  50,000
Services performed in exchange for Series A
preferred stock issued in fiscal 1993                                                     127,000
Net loss                                                   -2,292,000                  -2,292,000

BALANCE, MARCH 31, 1994                                    -2,835,000                   1,101,000
Services performed for Series A preferred stock
issued in fiscal 1993                                                                     159,000
Issuance of shares at approximately $.52 per share                                        182,000
Net loss                                                   -2,250,000                  -2,250,000

BALANCE, DECEMBER 31, 1994                                 -5,085,000                    -808,000
Issuance of 163,000 shares of Series A preferred stock                                    163,000
Write-off of amounts receivable from stockholders                                               0
Net loss                                                     -972,000                    -972,000

BALANCE, DECEMBER 31, 1995                                 -6,057,000                  -1,617,000
Issuance of shares upon exercise of option for $15,000                                     15,000
Net loss                                                     -284,000                    -284,000

Balance, December 31, 1996                                 -6,341,000                  -1,886,000
Purchase and retirement of 1,200,000 shares of
Series A preferred stock                                                                  -70,000
Purchase of 7,195,814 treasury shares of common
stock for $15,000                                                       ($   15,000)      -15,000
Net loss/comprehensive loss                                  -335,000                    -335,000

BALANCE, DECEMBER 31, 1997 (CARRIED FORWARD)               -6,676,000       -15,000    -2,306,000

Consolidated Statements of Stockholders' Equity (Capital Deficiency) (Notes A and F)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2003 (continued)


                                                                                 PREFERRED STOCK             PREFERRED STOCK
                                                            SERIES A             $.001 PAR VALUE             $.001 PAR VALUE
                                                           PREFERRED                SERIES B                    SERIES C
                                                            STOCK              SHARES       AMOUNT        SHARES        AMOUNT
BALANCE, DECEMBER 31, 1997 (BROUGHT FORWARD)                $      0
Purchase of 7,195,813 treasury shares of common
stock for $15,000
Special distribution of 14,391,627 shares of
common stock to Projectavision, Inc.
Shares deemed issued in connection with reverse
Merger
Issuance of 182,525 shares of Series A preferred stock
and warrants exercisable into 750,000 shares of
common stock at an exercise price of $.10 per
share in exchange for note payable of $1,500,000
and accrued interest of $330,000 including deemed
dividend in connection with beneficial conversion
feature of preferred stock
Issuance of shares at $.20 per share, net of
issuance costs
Issuance of shares to purchase intangible assets
Issuance of shares at $.58 per share for
consulting services
Issuance of warrants on February 10, 1998 to
purchase 2,000,000 shares of common stock
exercisable at $.75 per share at fair value for
services resulting from cashless exercise feature
Issuance of shares at $.18 per share
Issuance of shares on conversion of 182,525 shares
of Series A preferred stock
Issuance of shares at $.05 per share
Issuance of stock options and warrants at fair value
for services
Net loss/comprehensive loss

Balance, December 31, 1998 (carried forward)                       0


                                                               COMMON STOCK          ADDITIONAL
                                                             $.001 PAR VALUE          PAID-IN       DEFERRED
                                                           SHARES        AMOUNT       CAPITAL     COMPENSATION
BALANCE, DECEMBER 31, 1997 (BROUGHT FORWARD)             44,000,000   $    44,000   $ 4,341,000
Purchase of 7,195,813 treasury shares of common
stock for $15,000
Special distribution of 14,391,627 shares of
common stock to Projectavision, Inc.                                                    346,000
Shares deemed issued in connection with reverse
Merger                                                   11,000,000        11,000       -11,000
Issuance of 182,525 shares of Series A preferred stock
and warrants exercisable into 750,000 shares of
common stock at an exercise price of $.10 per
share in exchange for note payable of $1,500,000
and accrued interest of $330,000 including deemed
dividend in connection with beneficial conversion
feature of preferred stock                                                            2,850,000
Issuance of shares at $.20 per share, net of
issuance costs                                            5,000,000         5,000       970,000
Issuance of shares to purchase intangible assets          7,200,000         7,000     1,433,000
Issuance of shares at $.58 per share for
consulting services                                       1,000,000         1,000       579,000
Issuance of warrants on February 10, 1998 to
purchase 2,000,000 shares of common stock
exercisable at $.75 per share at fair value for
services resulting from cashless exercise feature                                       660,000
Issuance of shares at $.18 per share                        275,000                      50,000
Issuance of shares on conversion of 182,525 shares
of Series A preferred stock                               9,435,405        10,000       -10,000
Issuance of shares at $.05 per share                     20,340,000        20,000       997,000
Issuance of stock options and warrants at fair value
for services                                                                          2,165,000
Net loss/comprehensive loss

Balance, December 31, 1998 (carried forward)             98,250,405        98,000    14,370,000

                                                            DEFICIT
                                                            AMOUNTS       ACCUMULATED
                                                           RECEIVABLE     DURING THE
                                                              FROM        DEVELOPMENT     TREASURY
                                                          STOCKHOLDERS        STAGE         STOCK
BALANCE, DECEMBER 31, 1997 (BROUGHT FORWARD)              $         0     ($6,676,000)    ($15,000)
Purchase of 7,195,813 treasury shares of common
stock for $15,000                                                                          -15,000
Special distribution of 14,391,627 shares of
common stock to Projectavision, Inc.                                                        30,000
Shares deemed issued in connection with reverse
Merger
Issuance of 182,525 shares of Series A preferred stock
and warrants exercisable into 750,000 shares of
common stock at an exercise price of $.10 per
share in exchange for note payable of $1,500,000
and accrued interest of $330,000 including deemed
dividend in connection with beneficial conversion
feature of preferred stock                                                 -1,020,000
Issuance of shares at $.20 per share, net of
issuance costs
Issuance of shares to purchase intangible assets
Issuance of shares at $.58 per share for
consulting services
Issuance of warrants on February 10, 1998 to
purchase 2,000,000 shares of common stock
exercisable at $.75 per share at fair value for
services resulting from cashless exercise feature
Issuance of shares at $.18 per share
Issuance of shares on conversion of 182,525 shares
of Series A preferred stock
Issuance of shares at $.05 per share
Issuance of stock options and warrants at fair value
for services
Net loss/comprehensive loss                                                -4,580,000

Balance, December 31, 1998 (carried forward)                        0     -12,276,000

Consolidated Statements of Stockholders' Equity (Capital Deficiency) (Notes A and F)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2003 (continued)



                                                                                 PREFERRED STOCK             PREFERRED STOCK
                                                            SERIES A             $.001 PAR VALUE             $.001 PAR VALUE
                                                           PREFERRED                SERIES B                    SERIES C
                                                            STOCK              SHARES       AMOUNT        SHARES        AMOUNT
Balance, December 31, 1998 (brought forward)               $     0                                                  98,250,405
Issuance of shares in satisfaction of accrued
expenses                                                                                                                78,000
Issuance of shares at $.49 per share for consulting
services                                                                                                                10,000
Issuance of shares at $.49 per share to purchase
furniture and fixtures                                                                                                 100,000
Issuance of shares at market prices as consulting
  services were performed                                                                                               17,269
Issuance of shares to purchase intangible assets                                                                     1,000,000
Issuance of shares at $1.25 per share for services                                                                       1,600
Issuance of stock options Immediately exercisable
at fair value for services
Issuance of warrants on February 10, 1998 to
purchase 2,000,000 shares of common stock
exercisable at $.75 per share for consulting
services resulting from notification of warrant
holder of intent to exercise
Shares issuable at $1.27 per share in connection
with note payable
Issuance of shares on exercise of 100,000 options
at $.20 per share                                                                                                      100,000
Issuance of Series B convertible preferred shares
at $6.00 per share including deemed dividend
in connection with beneficial conversion
feature of preferred stock                                                245,165
Issuance of shares at $.75 per share                                                                                   533,000
Net loss/comprehensive loss
Issuance of shares at $.75 per share                                                                                   515,000
Issuance of shares at market price for service                                                                           4,942
Issuance of common stock to Equilink, LLC on
exercise of cashless warrants                                                                                        1,076,923

BALANCE, DECEMBER 31, 1999 (CARRIED FORWARD)                     0        245,165              0                   101,687,139

                                                                                                                        AMOUNTS
                                                                COMMON STOCK              ADDITIONAL                    RECEIVABLE
                                                              $.001 PAR VALUE              PAID-IN       DEFERRED         FROM
                                                            SHARES        AMOUNT           CAPITAL     COMPENSATION   STOCKHOLDERS
Balance, December 31, 1998 (brought forward)            $     98,000   $ 14,370,000                                  $          0
Issuance of shares in satisfaction of accrued
expenses                                                                     15,000
Issuance of shares at $.49 per share for consulting
services                                                                      5,000
Issuance of shares at $.49 per share to purchase
furniture and fixtures                                                       49,000
Issuance of shares at market prices as consulting
  services were performed                                                    15,000
Issuance of shares to purchase intangible assets               1,000        999,000
Issuance of shares at $1.25 per share for services                            2,000
Issuance of stock options Immediately exercisable
at fair value for services                                                6,572,000
Issuance of warrants on February 10, 1998 to
purchase 2,000,000 shares of common stock
exercisable at $.75 per share for consulting
services resulting from notification of warrant
holder of intent to exercise                                              1,090,000
Shares issuable at $1.27 per share in connection
with note payable                                                           191,000
Issuance of shares on exercise of 100,000 options
at $.20 per share                                                            20,000
Issuance of Series B convertible preferred shares
at $6.00 per share including deemed dividend
in connection with beneficial conversion
feature of preferred stock                                                2,942,000
Issuance of shares at $.75 per share                           1,000        399,000
Net loss/comprehensive loss
Issuance of shares at $.75 per share                           1,000        385,000
Issuance of shares at market price for service
Issuance of common stock to Equilink, LLC on
exercise of cashless warrants                                  1,000         -1,000

BALANCE, DECEMBER 31, 1999 (CARRIED FORWARD)                 102,000     27,053,000                                             0

                                                            DEFICIT
                                                          ACCUMULATED
                                                           DURING THE
                                                          DEVELOPMENT      TREASURY
                                                            STAGE            STOCK           TOTAL
Balance, December 31, 1998 (brought forward)              ($12,276,000)   $          0   $ 2,192,000
Issuance of shares in satisfaction of accrued
expenses                                                                                      15,000
Issuance of shares at $.49 per share for consulting
services                                                                                       5,000
Issuance of shares at $.49 per share to purchase
furniture and fixtures                                                                        49,000
Issuance of shares at market prices as consulting
  services were performed                                                                     15,000
Issuance of shares to purchase intangible assets                                           1,000,000
Issuance of shares at $1.25 per share for services                                             2,000
Issuance of stock options Immediately exercisable
at fair value for services                                                                 6,572,000
Issuance of warrants on February 10, 1998 to
purchase 2,000,000 shares of common stock
exercisable at $.75 per share for consulting
services resulting from notification of warrant
holder of intent to exercise                                                                1,090,000
Shares issuable at $1.27 per share in connection
with note payable                                                                             191,000
Issuance of shares on exercise of 100,000 options
at $.20 per share                                                                             20,000
Issuance of Series B convertible preferred shares
at $6.00 per share including deemed dividend
in connection with beneficial conversion
feature of preferred stock                                  -1,471,000                      1,471,000
Issuance of shares at $.75 per share                                                          400,000
Net loss/comprehensive loss                                 -9,800,000                     -9,800,000
Issuance of shares at $.75 per share                                                          386,000
Issuance of shares at market price for service
Issuance of common stock to Equilink, LLC on
exercise of cashless warrants

BALANCE, DECEMBER 31, 1999 (CARRIED FORWARD)               -23,547,000              0       3,608,000

Consolidated Statements of Stockholders' Equity (Capital Deficiency) (Notes A and F)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2003 (continued)


                                                                                 PREFERRED STOCK             PREFERRED STOCK
                                                            SERIES A             $.001 PAR VALUE             $.001 PAR VALUE
                                                           PREFERRED                SERIES B                    SERIES C
                                                            STOCK              SHARES       AMOUNT        SHARES        AMOUNT
BALANCE, DECEMBER 31, 1999 (BROUGHT FORWARD)            $          0        245,165   $          0
Shares issued of Series C convertible preferred
shares at $100.00 per share including deemed
dividend in connection with beneficial conversion
feature of preferred stock                                                                                 14,000   $          0
Issuance of shares in connection with Series C
preferred stock private placement investment
Shares issuable at $2.23 per share in connection with
research and development and license agreement
Issuance of shares at market price for services
Issuance of options at market value for services
Issuance of options to purchase 100,000 shares
@$.40 per share for services
Issuance of stock options in connection with deferred
compensation agreement
Amortization of deferred compensation
Issuance of shares to purchase furniture and fixtures
Issuance of shares in connection with Series C
preferred stock private placement
Issuance of shares at $1.25 per share
Conversion of Series B preferred stock to common                            -60,000
Issuance of shares at market price for services
Shares issuable at market price for services
Net loss/comprehensive loss

BALANCE, DECEMBER 31, 2000                                         0        185,165              0         14,000              0
Issuance of shares in connection with private
placement offerings
Issuance of shares upon conversion of Series B
preferred stock                                                            -100,166
Issuance of shares upon conversion of Series C
preferred stock                                                                                           -14,000
Issuance of shares upon exercise of stock options
Issuance of shares to acquire Teneo Computing Inc.
Issuance of shares to purchase 42% of Novint
Technologies, Inc.
Issuance of shares for services at fair market value
Exercise of warrants issued for services
Issuance of stock options for services
Amortization of deferred compensation
Net loss/comprehensive loss

BALANCE, DECEMBER 31, 2001 (CARRIED FORWARD)                       0         84,999              0              0              0

                                                                                                                       AMOUNTS
                                                               COMMON STOCK              ADDITIONAL                    RECEIVABLE
                                                              $.001 PAR VALUE             PAID-IN       DEFERRED         FROM
                                                           SHARES        AMOUNT           CAPITAL     COMPENSATION   STOCKHOLDERS
BALANCE, DECEMBER 31, 1999 (BROUGHT FORWARD)              101,687,139   $    102,000   $ 27,053,000                  $          0
Shares issued of Series C convertible preferred
shares at $100.00 per share including deemed
dividend in connection with beneficial conversion
feature of preferred stock                                                                2,199,000
Issuance of shares in connection with Series C
preferred stock private placement investment                  700,000          1,000        600,000
Shares issuable at $2.23 per share in connection with
research and development and license agreement                                            1,115,000
Issuance of shares at market price for services                11,083                        24,000
Issuance of options at market value for services                                            229,000
Issuance of options to purchase 100,000 shares
@$.40 per share for services
Issuance of stock options in connection with deferred
compensation agreement                                                                      425,000   ($   425,000)
Amortization of deferred compensation                                                                      113,000
Issuance of shares to purchase furniture and fixtures          10,500                        40,000
Issuance of shares in connection with Series C
preferred stock private placement                              10,000
Issuance of shares at $1.25 per share                       1,600,050          2,000      1,998,000
Conversion of Series B preferred stock to common              600,000
Issuance of shares at market price for services                51,000                       102,000
Shares issuable at market price for services                                                 88,000
Net loss/comprehensive loss

BALANCE, DECEMBER 31, 2000                                104,669,772        105,000     33,873,000       -312,000              0
Issuance of shares in connection with private
placement offerings                                         1,097,500          1,098        694,000
Issuance of shares upon conversion of Series B
preferred stock                                             1,001,660          1,002
Issuance of shares upon conversion of Series C
preferred stock                                             2,800,000          2,800
Issuance of shares upon exercise of stock options              15,000             15          3,000
Issuance of shares to acquire Teneo Computing Inc.          1,400,000          1,400        784,000
Issuance of shares to purchase 42% of Novint
Technologies, Inc.                                          1,000,000          1,000        560,000
Issuance of shares for services at fair market value        3,388,097          1,743      2,138,000
Exercise of warrants issued for services                      942,281            942        782,000
Issuance of stock options for services                                                      250,000
Amortization of deferred compensation                                                                       85,000
Net loss/comprehensive loss

BALANCE, DECEMBER 31, 2001 (CARRIED FORWARD)              116,314,310        115,000     39,084,000       -227,000              0

                                                             DEFICIT
                                                           ACCUMULATED
                                                            DURING THE
                                                           DEVELOPMENT      TREASURY
                                                             STAGE            STOCK           TOTAL
BALANCE, DECEMBER 31, 1999 (BROUGHT FORWARD)                ($23,547,000)  $          0   $  3,608,000
Shares issued of Series C convertible preferred
shares at $100.00 per share including deemed
dividend in connection with beneficial conversion
feature of preferred stock                                    -1,400,000                       799,000
Issuance of shares in connection with Series C
preferred stock private placement investment                                                   601,000
Shares issuable at $2.23 per share in connection with
research and development and license agreement                -1,115,000
Issuance of shares at market price for services                                                 24,000
Issuance of options at market value for services                                               229,000
Issuance of options to purchase 100,000 shares
@$.40 per share for services                                                                   113,000
Issuance of stock options in connection with deferred
compensation agreement
Amortization of deferred compensation
Issuance of shares to purchase furniture and fixtures                                           40,000
Issuance of shares in connection with Series C
preferred stock private placement
Issuance of shares at $1.25 per share                                                        2,000,000
Conversion of Series B preferred stock to common
Issuance of shares at market price for services                                                102,000
Shares issuable at market price for services                                                    88,000
Net loss/comprehensive loss                                   -4,736,000                    -4,736,000

BALANCE, DECEMBER 31, 2000                                   -30,798,000              0      2,868,000
Issuance of shares in connection with private
placement offerings                                                                            695,098
Issuance of shares upon conversion of Series B
preferred stock                                                                                  1,002
Issuance of shares upon conversion of Series C
preferred stock                                                                                  2,800
Issuance of shares upon exercise of stock options                                                3,015
Issuance of shares to acquire Teneo Computing Inc.                                             785,400
Issuance of shares to purchase 42% of Novint
Technologies, Inc.                                                                             561,000
Issuance of shares for services at fair market value                                         2,139,743
Exercise of warrants issued for services                                                       782,942
Issuance of stock options for services                                                         250,000
Amortization of deferred compensation                                                           85,000
Net loss/comprehensive loss                                   -6,662,000                    -6,662,000

BALANCE, DECEMBER 31, 2001 (CARRIED FORWARD)                 -37,460,000              0      1,512,000

Consolidated Statements of Stockholders' Equity (Capital Deficiency) (Notes A and F)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2003 (continued)

                                                                                 PREFERRED STOCK             PREFERRED STOCK
                                                            SERIES A             $.001 PAR VALUE             $.001 PAR VALUE
                                                           PREFERRED                SERIES B                    SERIES C
                                                            STOCK              SHARES       AMOUNT        SHARES        AMOUNT
BALANCE, DECEMBER 31, 2001 (BROUGHT FORWARD)            $          0         84,999   $          0              0   $          0
Issuance of shares in connection with private
placement offering
Issuance of shares for the payment of research and
development
Issuance of shares at market price for services
rendered
Issuance of shares in connection with private
placement offering
Issuance of shares for the payment of research and
development
Issuance of shares at market price for services
rendered
Issuance of shares in connection with private
placement offering
Issuance of shares upon conversion of Series B
preferred stock                                                             -10,000
Issuance of shares  at  market price for services
rendered
Issuance of shares for the payment of research and
development
Issuance of shares in connection with private
placement offering
Issuance of shares at market price for services
rendered
Issuance of shares in connection with private
placement offering
Issuance of shares in connection with private
placement offering
Issuance of shares at market price for services
rendered
Issuance of shares at market price for services
rendered
Issuance of shares at market price for services
rendered
Issuance of shares at market price for services
rendered
Issuance of shares at market price for services
rendered
Amortization of deferred compensation
Net loss/comprehensive loss

BALANCE, DECEMBER 31, 2002                              $          0         74,999   $          0              0   $          0

                                                                                                                         AMOUNTS
                                                                  COMMON STOCK             ADDITIONAL                    RECEIVABLE
                                                                $.001 PAR VALUE             PAID-IN       DEFERRED         FROM
                                                             SHARES        AMOUNT           CAPITAL     COMPENSATION   STOCKHOLDERS
BALANCE, DECEMBER 31, 2001 (BROUGHT FORWARD)                116,314,310   $    115,000   $ 39,084,000   ($   227,000)   $          0
Issuance of shares in connection with private                   850,000          1,000        253,000
placement offering
Issuance of shares for the payment of research and               75,000              0         30,000
development
Issuance of shares at market price for services                   5,000              0          2,000
rendered
Issuance of shares in connection with private                   285,700                       100,000
placement offering
Issuance of shares for the payment of research and              975,000          1,000        360,000
development
Issuance of shares at market price for services                 620,000          1,000        203,000
rendered
Issuance of shares in connection with private                   400,000                       100,000
placement offering
Issuance of shares upon conversion of Series B
preferred stock                                                 100,000
Issuance of shares  at  market price for services               500,000          1,000        135,000
rendered
Issuance of shares for the payment of research and              150,000                        40,000
development
Issuance of shares in connection with private                   600,000          1,000        149,000
placement offering
Issuance of shares at market price for services                  25,277                         8,000
rendered
Issuance of shares in connection with private                 1,000,000          1,000         99,000
placement offering
Issuance of shares in connection with private                   200,000                        30,000
placement offering
Issuance of shares at market price for services                 247,904                        59,000
rendered
Issuance of shares at market price for services               1,285,301                       169,000
rendered
Issuance of shares at market price for services                 394,000              0         39,000
rendered
Issuance of shares at market price for services                  60,000              0          8,000
rendered
Issuance of shares at market price for services                  75,000              0          7,000
rendered
Amortization of deferred compensation                                                                         85,000
Net loss/comprehensive loss

BALANCE, DECEMBER 31, 2002                                  124,262,522   $    122,000   $ 40,875,000   ($   142,000)   $          0

                                                             DEFICIT
                                                           ACCUMULATED
                                                            DURING THE
                                                            DEVELOPMENT       TREASURY
                                                             STAGE             STOCK           TOTAL
BALANCE, DECEMBER 31, 2001 (BROUGHT FORWARD)               ($37,460,000)   $          0   $  1,512,000
Issuance of shares in connection with private                                                  254,000
placement offering
Issuance of shares for the payment of research and                                              30,000
development
Issuance of shares at market price for services                                                  2,000
rendered
Issuance of shares in connection with private                                                  100,000
placement offering
Issuance of shares for the payment of research and                                             361,000
development
Issuance of shares at market price for services                                                204,000
rendered
Issuance of shares in connection with private                                                  100,000
placement offering
Issuance of shares upon conversion of Series B
preferred stock                                                                                      0
Issuance of shares  at  market price for services                                              136,000
rendered
Issuance of shares for the payment of research and                                              40,000
development
Issuance of shares in connection with private                                                  150,000
placement offering
Issuance of shares at market price for services                                                  8,000
rendered
Issuance of shares in connection with private                                                  100,000
placement offering
Issuance of shares in connection with private                                                   30,000
placement offering
Issuance of shares at market price for services                                                 59,000
rendered
Issuance of shares at market price for services                                                170,000
rendered
Issuance of shares at market price for services                                                 39,000
rendered
Issuance of shares at market price for services                                                  8,000
rendered
Issuance of shares at market price for services                                                  7,000
rendered
Amortization of deferred compensation                                                           85,000
Net loss/comprehensive loss                                  -4,028,007                     -4,028,007

BALANCE, DECEMBER 31, 2002                                 ($41,488,007)   $          0   ($ 5,633,000)


MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                               PERIOD FROM
                                                                                                              JULY 31, 1992
                                                                                 YEAR ENDED                    (INCEPTION)
                                                                                December 31,                     THROUGH
                                                                      ---------------------------------
                                                                           2003              2002           December 31, 2003
                                                                      ----------------  ---------------  ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $   (2,569,000)    $ (4,028,000)              (39,051,000)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Gain on disposition of investment                                         (315,000)         (78,000)                 (393,000)
   Common stock issued for services                                         1,747,000        1,064,000                 5,471,000
   Preferred stock issued for services                                                               -                   598,000
   Stock options issued for services                                          255,000          127,000                 9,796,000
   Warrants issued for services                                                                                        2,532,000
   Financing costs payable with common stock                                                                             191,000
   Loss of equity investee                                                    100,000          310,000                   715,000
   Amortization of technology license                                         145,000          392,000                   537,000
   Amortization of patents                                                    208,000          244,000                   452,000
   Loss on disposal of equipment                                                                26,000                    26,000
   Impairment charge of certain patents                                                        189,000                   189,000
   Depreciation                                                                15,000           30,000                 1,721,000
   Changes in:
   Prepaid expenses and other assets                                          (59,000)          18,000                   (84,000)
   Accounts payable and accrued expenses                                      222,000          772,000                 1,922,000
                                                                      ----------------  ---------------  ------------------------

Net cash (used in) operating activities;                                     (251,000)        (934,000)              (15,378,000)
                                                                      ----------------  ---------------  ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment                                                                                                   (423,000)
Purchase of investment                                                                                                  (100,000)
Proceeds from sale of equipment                                                                                           14,000
Proceeds received from sale of investment                                     315,000           78,000                   393,000
                                                                      ----------------  ---------------  ------------------------

Net cash provided by (used in) investing activities                           315,000           78,000                  (116,000)
                                                                      ----------------  ---------------  ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                                                                                              (100,000)
Proceeds from note payable to stockholders                                          -                                  2,399,000
Proceeds from note payable - other                                                             115,000                   415,000
Repayment of note payable - other                                            (117,000)          (5,000)                 (135,000)
Net proceeds from issuance of preferred stock                                                                          3,569,000
Net proceeds from issuance of common stock                                     41,000          735,000                 9,571,000
Loan repayment to preferred stockholder                                                                                 (148,000)
Capital lease payments                                                                                                   (13,000)
Security deposit paid                                                                                                     (8,000)
                                                                      ----------------  ---------------  ------------------------

Net cash (used in) provided by financing activities                           (76,000)         845,000                15,550,000
                                                                      ----------------  ---------------  ------------------------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (12,000)         (11,000)                   56,000
Cash and cash equivalents, beginning of period                                 68,000           79,000                         -
                                                                      ----------------  ---------------  ------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 56,000         $ 68,000                  $ 56,000
                                                                      ================  ===============  ========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                  19,000           22,000                    14,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINACING ACTIVITIES:
Fixed assets contributed to the company in exchange for
Series A preferred stock                                                                                                  45,000
Issuance of 14,391,627 common shares to acquire intangible assets                                                         15,000
Special distribution of 14,391,627 shares of common sotck to
stockholder in settlement of stockholder advances                                                                        376,000
Issuance of 7,200,000 cimmon shares to acquire intangible asssets                                                      1,440,000
Issuance of Series A preferred stock and warrants in settlement
of note payable and accrued interest                                                                                   1,830,000
Issuance of 1,000,000 common shares to acquire intangible assets                                                       1,000,000
Issuance of 100,000 common shares to acquire furniture and fixtures                                                       49,000
Issuance of 78,000 common shares in satisfaction of accrued expenses                                                      15,000
Issuance of 10,500 shares to acquire furniture and fuxtures                                                               40,000
Issuance of 1,400,00 of common shares to acquire Teneo Computing                                                         785,000
Issuance of 1,000,000 of common shares to purchase 42% of Novint
Technologies                                                                                                             561,000
Issueance of 200,000 shares of common stock in connection with the conversionof Series B preferred shares
Issuance of 250,000 shares of common stock in connection with the conversion of Series B preferred shares


See notes to financial statements

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIAIRES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003

NOTE A - ORGANIZATION AND OPERATIONS

Manhattan Scientifics, Inc. (formerly Grand Enterprises, Inc. ("Grand"), and its wholly-owned subsidiaries Tamarack Storage Devices, Inc. and Teneo Computing, Inc. ("Teneo") (collectively "the Company"), a development stage enterprise, operates in a single business segment as a technology incubator that seeks to acquire, develop and bring to market technologies with an emphasis on consumer and commercial electronics. At December 31, 2003, the Lauer Entities (Lancer Management Group, LLC) owns approximately 32% of the Company's common stock. In April 2003, Lancer Partners LLC filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States for the District of Connecticut.

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

There is no assurance that the Company's research and development and marketing efforts will be successful, or that the Company will achieve significant sales of any products derived therefrom. The Company has incurred net losses and negative cash flows from operations since its inception and it has both a working capital and stockholders deficit at December 31, 2003. In addition, the Company operates in an environment of rapid change in technology and is dependent upon the services of its employees and its consultants. If the Company is unable to successfully commercialize its technologies, it is unlikely that it will continue in business.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company will continue to require the infusion of capital until operations become profitable. During 2003 the Company was able to raise $40,000 through the sale of its stock in private placement transactions and it also licensed its mid-range fuel cell technology to a third-party for $300,000. The Company has also issued its common stock to employees and consultants as payment for services rendered. The Company has minimized its cash obligation to consist primarily of certain professional fees, insurance and lease obligations.


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

[6]   PER SHARE DATA:

      The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock outstanding. All potentially dilutive securities (see Note F) have been excluded from the computations since they would be antidilutive. The total potential common shares that were excluded from the loss per share calculation because they were anti-dilutive amounted to 30,505,000. These potential common shares include shares issuable upon the exercise of options and shares issuable upon conversion of the Series B preferred stock.

[7]   RESEARCH AND DEVELOPMENT EXPENSES:

      Costs of research and development activities are expensed as incurred and include amortization of the Company's patents.

[8]   ADVERTISING EXPENSES:

      The Company expenses advertising costs which consist primarily of promotional items and print media, as incurred. Advertising expenses amounted to $0, $9,000 and $82,000 for the years ended December 31, 2003 and 2002 and for the cumulative period July 31, 1992 (inception) through December 31, 2003, respectively.

[9]   USE OF ESTIMATES:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A significant estimate includes the carrying value of the Company's patents.

[10]  INVESTMENTS:

      The Company recorded its investment in Novint at cost and uses the equity method of accounting to record its share of income or loss (see Note D[2]). In October of 2002, the Company's ownership interest in NMXS.com, Inc. fell below 20%. As a result, the Company discontinued the equity method of accounting for NMXS.com, Inc. (see Note D[1]). The Company now accounts for its shares of NMXS.com as available for sale pursuant to SFAS No. 115 "Accounting For Certain Investments in Debt and Equity Securities". As of December 31, 2003, the Company fully liquidated its investment in NMXS.com.

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

      The warrants have an exercise price of $0.01 per share and they have an exercise date of January 1, 2004 or earlier as defined below: (1) The closing of a round of preferred stock financing by the buyer, ii. The fifth business day prior to closing of a consolidation or merger of the buyer and another company where the buyer is not the surviving company,
      iii. The fifth business day prior to the sale of substantially all of the buyer's assets, iv. The fifth business day prior to the recapitalization of the buyer, v. The fifth business day prior to the liquidation of the buyer, vi. 180 days following the closing of an initial public offering by the company. The junior preferred stock warrants expire on December 31, 2004 or thirty days following one of the aforementioned events.

      The junior preferred stock underlying the warrants has a liquidation preference of $2.50 per share and it is junior in all respects to other classes of preferred stock of the buyer. Each share of junior preferred stock can be converted into one share of the buyer's common stock. The junior preferred stock is also not eligible to receive any dividends.

      In connection with the sale of the aforementioned intellectual property and research equipment the Company had recognized $150,000 in revenue during the year ended December 31, 2002. Based on certain financial information pertaining to the buyer and the terms of the warrant described above the Company has ascribed a $10,000 value to the warrants received.

      In 2003, the Company recognized approximately $4,900 in revenue related to government research contracts.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (CONTINUED)

[13]  STOCK-BASED COMPENSATION:

      The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which was released in December 2002 as an amendment of SFAS No. 123. The Company's stock option plans are described in Note F [4]. The following table illustrates the effect on net loss and net loss per share if the fair value based method had been applied to all awards.

                              MANHATTAN SCIENTIFICS
                                    12/31/03

                                                                            FOR THE YEAR ENDED
                                                                               DECEMBER 31
                                                                        ---------------------------
                                                                            2003          2002
                                                                        ------------  -------------
         Reported net loss                                              $ (2,569,000) $ (4,028,000)
         Stock-based employee compensation expense included in reported
            net loss, net of related tax effects                                            85,000
         Stock-based employee compensation determined under
            the fair value  based  method,  net of related tax  effects                   (306,000)

                                                                        ------------  -------------
         Pro forma net loss
                                                                        $(2,569,000)  $ (4,249,000)
         Basic and diluted loss per share:
            As reported
            Pro forma                                                     $ (.02)       $ (.03)
                                                                          $ (.02)       $ (.03)


      During the year ended December 31, 2003, the fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model with a volatility of 117% for 2003, expected life of options of 10 years, an average risk free interest rate of 3.96% to 3.33% and a dividend yield of 0%. The weighted average fair value of options granted during the year ended December 31, 2003 is $.03 to $.05.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (CONTINUED)

[14]  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

      In December 2003, the Financial Accounting Standards Board ("FASB") issued interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46R requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns. Certain provisions of FIN 46R were deferred until the period ending after March 15, 2004. The adoption of FIN 46R for provisions effective during 2003 did not have a material impact on the Company's financial position, cash flows or results of operations.

      In April 2003,the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." (SFAS No. 149), which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying financial component to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The adoption of this standard did not have a material impact on the Company's financial position, cash flows or results of operations.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). FAS No. 150 changes the accounting for certain financial instruments that under previous guidance issuers could be accounted for as equity. It required that those instruments be classified as liabilities in balance sheets. The guidance in FAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position, cash flows or results of operations.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2003 consists of artwork with a cost basis of $41,000:

The depreciation expense for year ended December 31, 2003 and 2002 were approximately $15,000 and $32,000.


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

      As of December 31, 2003, the Company held 1,500,000 warrants to purchase shares of NMXS.com common stock.

[2]   NOVINT:

      In June 2000, the Company entered into an agreement with Novint ("2000 agreement") to exclusively sub-license a development stage computer software technology on a worldwide basis, to fund research and development of such technology, and to exchange certain securities. In May 2001, the Company entered into a series of transactions with Novint and Teneo, ("2001 agreement") through which the 2000 agreement was modified. Pursuant to the 2001 agreement the Company acquired all of the outstanding common stock of Teneo and 42% of the outstanding common stock of Novint; the Company also agreed to fund additional amounts to Novint to fulfill the Company's $1,500,000 research and development commitment under the 2000 agreement. The Company is obligated to pay Novint a 5% royalty fee on net revenue from products developed from the Novint technology. As of December 31, 2003, the Company and Novint have not completed negotiating a research and development funding agreement to replace the 2000 agreement; however, the Company has funded $58,000 for research and development in addition to the $1,500,000 funded pursuant to the 2000 agreement.

      In May of 2001, the Company issued 1,400,000 shares of common stock, valued at $785,000, to acquire all the outstanding common stock of Teneo. The entire purchase price has been allocated to the Teneo haptics technology and its related technology license and it is being amortized over two years. During 2001 the Company had recorded approximately $245,000 in amortization expense related to the Teneo technology. In May of 2001, the Company also issued 1,000,000 shares of common stock, valued at $561,000, to acquire 42% of the outstanding common stock of Novint. The initial $561,000 investment in Novint exceeded the underlying net equity in Novint by approximately $523,000. The excess purchase price over the underlying net equity in Novint has been assigned to the Novint haptics technology and its related license and it is being amortized over three years.

      As of December 31, 2003 and 2002, the Company recorded approximately $197,000 and $175,000, respectively, in amortization expense relating to the Novint technology. This charge is included in the loss from equity method investments in the statement of operations.

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

      At December 31, 2003, the Company owns approximately 40% of Novint. During the year ended December 31, 2003, the Company recorded a loss of $100,000 pursuant to its ownership interest in Novint. The following is a summary of financial data regarding financial position and results of operations derived from the December 31, 2003 financial statements of Novint as of December 31, 2003 and for the year ended December 31, 2003.

            Current assets (including cash of $32,000)        $ 625,000
            Property and equipment                              201,000
            Other assets                                         40,000
                                                            -----------

                                                            $   866,000
                                                            ===========

            Liabilities                                     $   945,000
            Capital deficit                                     (79,000)
                                                            -----------

                                                            $   866,000
                                                            ===========

            Revenue                                         $   469,000
                                                            ===========

            Net loss                                        $   927,000
                                                            ===========

      Cumulative Losses in excess amounts recognized in the financial statements approximates $310,000 as of December 31, 2003.

NOTE E - NOTES PAYABLE

In August 1999, the Company borrowed $275,000 from the Chief Operating Officer. The loan bears interest at the rate of 5.5% per annum and is due upon the earlier of 18 months or the date of a private placement raising at least $1,500,000. This loan was due December 31, 2002. In April of 2004 the Company and the Chief Operating Officer agreed to extend the term of the loan to December 31, 2004. The Company and the Chief Operating Officer also agreed to convert $550,000 in accrued salaries to a note payable. The chief Operating Officer had originally delivered to the Company $275,000 to exercise options, each exercisable to purchase common stock, but such exercise was rescinded and the options have been treated as if not exercised. No shares were delivered as a result of this transaction. Interest expense for the year ended December 31, 2003 amounted to approximately $15,000.

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

In August 2001, the Company borrowed $250,000 from the Chief Executive Officer. The loan bears interest at the rate of 5.5% per annum and was due December 31, 2002. This loan was due December 31, 2002. In April of 2004 the Company and the CEO agreed to extend the term of the loan to December 31, 2004. The Company and the Chief Executive Officer also agreed to convert $550,000 in accrued salaries to a note payable. Interest expense for the year ended December 31, 2003 amounted to approximately $12,000. This loan is secured by substantially all of the assets of the Company. In the event of default on this loan, the Company's Chief Executive Officer may foreclose on the collateral provided he receives written consent of the Company's Board of Directors.

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

Prior to 2002, the Company's Chief Executive Officer/Principal Stockholder has personally guaranteed a $300,000 loan from a third-party financial institution. This loan was paid off in March of 2004 (See Note K).

Effective December 31, 2003, the Company reclassified the accrued salaries payable to the CEO and COO of $1,100,000 to notes payable. The loans bear interest at the rate of 5.5% per annum and are due December 31, 2004.

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

      For the year ended December 31, 2003 the Company recorded a charge to operations for the fair market value of all restricted shares of common stock and stock options issued for services.

      Pursuant to the provisions of FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" the Company has recorded a charge to operations for the fair value of the restricted stock issued in conjunction with the cancellation of previously issued options to the COO and the Company's Secretary/Director.

[2[   COMMON STOCK:

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

            In October 2003, issued 585,000 shares of common stock at the market price for services rendered.


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

[4]   STOCK OPTIONS:

      A summary of the Company's stock option activity and related information is as follows:

                                                                            WEIGHTED      NUMBER OF
                                                NUMBER OF      EXERCISE     AVERAGE         COMMON
                                                 COMMON       PRICE PER     EXERCISE        SHARES
                                                 SHARES         SHARE         PRICE      EXERCISABLE
                                                ----------  -------------  ----------   --------------

      Outstanding as of December 31, 1997                0                                          0
      Granted                                   20,825,000  $0.05 - $0.20     $0.17        20,825,000
      Canceled                                 (15,000,000)     0.20          0.20        (15,000,000)
                                                ----------                              --------------

      Outstanding as of December 31, 1998        5,825,000                                  5,825,000
      Granted                                   16,750,000   0.05 - 0.20      0.05         16,750,000
      Exercised                                   (100,000)                                  (100,000)
                                                ----------                              --------------

      Outstanding as of December 31, 1999       22,475,000                                 22,475,000
      Granted                                      610,000   2.25 - 2.40      2.37            110,000
                                                ----------                              --------------

      Outstanding as of December 31, 2000       23,085,000                                 22,585,000
      Granted                                      450,000   0.39 - 1.25      0.77            450,000
      Exercised                                    (90,000)                                   (90,000)
      Options vested pursuant to deferred
         compensation agreement                          0      2.40          2.40            100,000
                                                ----------                              --------------

      Outstanding as of December 31, 2001       23,445,000                                 23,045,000
      Granted                                            0                                          0
      Exercised                                          0                                          0
      Options vested pursuant to deferred
         compensation agreement                          0      2.40          2.40            100,000
                                                ----------                              --------------

      Outstanding as of December 31, 2002       23,445,000                                 23,145,000
                                                ----------                              --------------
      Granted                                    5,000,000     .04-.05         .04          3,000,000
      Canceled                                  (6,610,000)                                (6,310,000)
                                                ----------                              --------------
      Outstanding as of December 31, 2003       21,835,000                                 19,835,000
                                                ==========                              ==============


      All options issued through December 31, 2003 vested within ninety days from the date of grant and expire at various dates during 2008 through 2013. Of the 5,000,000 options issued in April 2003, 3,000,000 vested in 30 days and 2,000,000 vested one year from date of issuance. These options will expire through June 2013.

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

      In April 2003, the Company granted 2,000,000 stock options to directors for non director services. The exercise price for these options was $.02. The stock options vest 50% after 30 days from the date of grant and the other 50% vest one year from date of grant. These stock options were valued using the Black-Scholes option pricing model with the following assumptions: expected term; ten years; risk free interest rate 3.96%; dividend yield, zero; volatility 117%. In 2003 the Company has recorded approximately $30,000 relating to these options. In June 2003, the Company granted 2,000,000 stock options to new directors for non director services. The exercise price for these options was $0.05. The stock options vest 50% after 30 days and the other 50% on June 2004 if the individuals are still on the board of directors. These stock options were valued using the Black-Scholes option pricing model with the following assumptions: expected term, ten years; risk free interest rate, 3.33%; dividend yield, zero; and volatility, 117%. In 2003, the Company has recorded a charge of approximately $89,000 relating to these stock options.

      Exercise prices and weighted-average contractual lives of stock options outstanding as of December 31, 2003 are as follows:

                                   OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                        -----------------------------------------  ----------------------------
                                          WEIGHTED
                                           AVERAGE      WEIGHTED                     WEIGHTED
                                          REMAINING     AVERAGE                       AVERAGE
            EXERCISE        NUMBER       CONTRACTUAL   EXERCICE        NUMBER        EXERCISE
              PRICE      OUTSTANDING        LIFE         PRICE       EXERCISABLE       PRICE
           ----------   -------------  --------------- ----------  ---------------  -----------
             $0.02         5,000,000         9.58         0.02         3,000,000        0.02
              0.05        14,155,000         5.65         0.05        14,155,000        0.05
              0.20         2,230,000         4.71         0.20         2,230,000        0.20
              0.39           250,000         7.98         0.39           250,000        0.39
              1.25           200,000         7.26         1.25           200,000        1.25


[5]   WARRANTS:

      The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2003:

                                                                                    WEIGHTED
                                                                                    AVERAGE
                                                                                    EXERCISE
                                                                      WARRANTS        PRICE
                                                                    -------------  -----------

        Outstanding as of December 31, 1997                                  0       $0.16
         Issued                                                      17,750,000

         Outstanding as of December 31, 1998                         17,750,000
         Converted into stock options                                (2,500,000)      0.05

         Outstanding as of December 31, 1999                         15,250,000
         Converted into common stock                                 (2,000,000)      0.75

         Outstanding as of December 31, 2000                         13,250,000
         Issued                                                         942,281       0.01
         Converted into common stock                                   (942,281)      0.01

         Outstanding as of December 31, 2001, 2002 and 2003          13,250,000

                               NUMBER OF      EXERCISE      CONTRACTUAL   NUMBER OF SHARES
              DATE             WARRANTS          PRICE         LIFE         EXERCISABLE
         -----------------   -------------   -----------  -------------- -------------------
         January 8, 1998          750,000      $.10          10 years           750,000
         July 28, 1998         12,500,000      .05           10 years        12,500,000
                               ----------                                    ----------

                               13,250,000                                    13,250,000
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


NOTE G - INCOME TAXES

There is no provision for federal, state or local income taxes for the periods ended December 31, 2003 and 2002, since the Company has incurred net operating losses.

The Company's deferred tax asset as of December 31, 2003 represents benefits from equity related compensation charges and net operating loss carryforwards of approximately $4,362,000 and $7,139,000, respectively, which is reduced by a valuation allowance of approximately $11,501,000 since the future realization of such tax benefit is not presently determinable. During 2003 the Company recorded an increase to the valuation allowance of approximately $440,000.

As of December 31, 2003, the Company has a net operating loss carryforward of approximately $27,658,000 expiring in 2008 through 2024 for federal income tax purposes and 2005 for state income tax purposes. As a result of ownership changes, Internal Revenue Code Section 382 limits the amount of such net operating loss carryforward available to offset future taxable income to approximately $17,957,000 in the aggregate.

The difference between the statutory federal income tax (rate) benefit applied to the Company's net loss and the Company's effective income tax rate for the years ended December 31, 2003 and 2002 is summarized as follows:

                                                  FOR THE YEAR
                                                      ENDED
                                                   DECEMBER 31,
                                              --------------------
                                                 2003        2002
                                              ---------   ---------

      Statutory federal income tax rate           (35)%      (35)%
      Increase in valuation allowance              35 %       35 %

                                                  0.0 %      0.0 %

NOTE H - COMMITMENTS

[1]   LICENSE AND DEVELOPMENT AGREEMENTS:

      In March 1997, the Company entered into a Cooperative Research and Development Agreement (the "CRADA Agreement") with the Regents of the University of California to develop a polymeric based recording media that will satisfy all of the requirements for a holographic media storage device. The work was to be completed within 25 months from the original date of execution. Each party shall have the first option to retain title to any subject inventions made by its employees during the work under this agreement. The agreement provides that the Company's contribution to funding will be $264,000. The CRADA research and development expenses charged to the statement of operations for the cumulative period July 31, 1992 through December 31, 2003 amounted to $83,000. No expenses were incurred during 2002 and 2003.

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

[3]   EMPLOYMENT AGREEMENT:

      On August 30, 1999, the Company entered into an employment and noncompetition agreement with an individual to provide research related activities. The term of the agreement was for one year commencing on September 1, 1999 and was renewed. The agreement allows for four one year renewal options unless terminated by either party. The employment agreement was renewed for an additional year effective September 1, 2000. Base salary is $90,000 per annum with available additional cash compensation as defined in the agreement. In addition, the employee received stock options to purchase 500,000 shares of common stock at $.40 per share. The market price of the Company's common shares was $1.25 per share on the date of grant. The total fair value of such options approximated $425,000. In accordance with the agreement, 100,000 options vest each year on the anniversary date. During the third quarter of 2003, the Company terminated the employment agreement with the individual and the remaining deferred compensation amount was expensed.

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

[5]   LEASES:

      The Company originally was obligated under two separate operating leases for office space located in Los Alamos, New Mexico and New York City. The Company renewed its lease in New York City for one year pursuant to the lease's original terms. During 2001, the Company renegotiated its lease in Los Alamos, New Mexico. During 2002, the Company only leased certain offices in Los Alamos, New Mexico, while certain related parties leased the laboratory space previously leased by the Company. The Company received reimbursement of $11,000 against rent charges for the year ended December 31, 2002 from related parties. Rent expense charged to operations was approximately $12,000 for the year ended December 31, 2003 and $43,000 for the year ended December 31, 2002. During 2003, the Company terminated the Los Alamos lease and relocated the New York City office. During 2003, the Company is renting office space in New York City on a monthly basis.

      In April 2003, the Company entered into a non-exclusive license agreement with a third party for rights to its mid-range fuel cell technology. The Company received $300,000 upon signing of the agreement and is entitled to receive an additional $200,000 upon commercial launch (as defined) by the third party.

NOTE I - RELATED PARTY TRANSACTIONS

The law firm of one director received approximately $30,000 and $20,000 of compensation for legal services rendered to the Company during the years ended months ended December 31, 2003 and 2002, respectively.

The accounting firm of one of our directors received approximately $35,000 of compensation for accounting services rendered to the Company during each of the year's ended December 31, 2003 and 2002, respectively.

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

The Company's Chief Operating Officer loaned the Company $275,000. This loan was due December 31, 2002. In April of 2004 the Company and the COO agreed to extend the term of the loan to December 31, 2004. The Company and the COO also agreed to convert $550,000 in accrued salaries to a note payable.

In August 2001, the Company borrowed $250,000 from its Chief Executive Officer. In addition, the Company's Chief Executive Officer personally guaranteed a $300,000 loan from a third-party financial institution on the Company's behalf. In March of 2004 this loan was repaid 9See Note K). The Company has issued a loan and security agreement with respect to these transactions in which the Company agreed to pledge all of its assets as security. This loan was due December 31, 2002. In April of 200 the Company and the CEO agreed to extend the term of the loan to December 31, 2004. The Company and the CEO also agreed to convert $550,000 in accrued salaries to a note payable.

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

In March 2004 the company issued 1,668,000 shares for services rendered valued at $.16 per share.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names, ages and biographical information of each of our directors and executive officers as of December 31, 2003 are set forth below. There are no existing family relationships between or among any of our executive officers or directors.

    Name               Age           Position
    ----               ---           --------
Marvin Maslow          66        Chairman of the Board and Chief Executive
                                 Officer since January 1998

Jack Harrod            61        Chief Operating Officer since August 1998
Scott L. Bach          41        Director and Secretary since January 1998
David A. Teich         47        Director since May 1999 and Treasurer since
                                 December 2000

Ralph A. Anderson      45        Director since June, 2003

Larry H. Schatz        58        Director since June, 2003


            The size of our Board of Directors is currently fixed at five members. Members of the Board serve until the next annual meeting of stockholders and until their successors are elected and qualified. Officers are appointed by and serve at the discretion of the Board.

            None of our directors or executive officers has, during the past five years:



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

         MARVIN MASLOW has served as our chief executive officer and chairman of the Board since January 1998. From June 1990 through September 1996, Mr. Maslow served as chief executive officer of Projectavision, Inc., a company he co-founded to develop and market video projection technology. Since November 1996, Mr. Maslow has served as chief executive officer and chairman of the board of Tamarack Storage Devices, Inc., our wholly-owned subsidiary. From 1999 through 2002, Mr. Maslow also served as a director of NMXS.com, Inc., a company in which we originally owned approximately 23% of the outstanding common stock. Since June 2000, Mr. Maslow has also served as a director of Novint Technologies, Inc., a company in which we own approximately 42%. For more than 20 years, Mr. Maslow has been President of Normandie Capital Corp., a private investment and consulting company. Mr. Maslow is credited with the starting up and financing of more than 20 enterprises during his career. Mr. Maslow received an A.A.S. degree from the Rochester Institute of Technology in 1957 and an honorable discharge from the U.S. Army Signal Corps in 1963.

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

      RALPH ANDERSON has served as our director since June 2003. Mr. Anderson has served as the head of the Wealth Management and Tax Division at Weiser LLP since November 1, 2003. From 2001 to October 31, 2003, Mr. Anderso served as Senior Vice President at Executive Monetary Management (a division of Neuberger Berman), where he was in charge of the tax department and the servicing of high net worth individuals. From 1997-2001 Mr. Anderson was co-chair of the tax department and a member of the Executive Committee at Richard A. Eisner & Company, LLP. From 1990-1997 Mr. Anderson was in charge of the New Jersey tax department and a member of the Executive Committee at M.R. Weiser & Company, LLP where he merged his practice. Mr. Anderson received a Bachelor of Science degree in Accounting from Rider University and a Master of Science degree in Taxation from Seton Hall University. Mr. Anderson is a Certified Public Accountant licensed in New Jersey, New York and Massachusetts and has NASD Securities License, Series 7, 63 and 66. Ralph Anderson also sits on the board of Rider University and Progress Realty Advisors.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2003, we believe that our executive officers, directors and ten percent stockholders complied with all reporting requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION

      The following tables set forth all compensation awarded by us to our executive officers for the fiscal years ended December 31, 2001, 2002 and 2003.



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
     NAME AND                        SALARY    BONUS    COMPENSATION   AWARD(s)       SARS        (S)    ENSATION
PRINCIPAL POSITION         YEAR       ($)       ($)         ($)           ($)         (#)         ($)      ($)
----------------------- --------- ---------- --------- -------------- ---------- -------------- -------- --------

Marvin Maslow,             2001       $0        $0        $ 40,800(1)      --             -          --       --
CEO/Chairman            --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2002       $0        $0        $ 0              --             -          --       --
                        --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2003   $300,000(3)   $0        $ 48,000(2)  405,000(4)         -          --       --
                        --------- ---------- --------- -------------- ---------- -------------- -------- --------

=================================================================================================================
Jack Harrod,               2001       $0        $0        $ 36,000(5)      --             -          --       --
COO                     --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2002       $0        $0        $ 39,500(5)      --             -          --       --
                        --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2003   $250,000(3)   $0        $ 48,000(5)  157,500(6)         -          --       --
                        --------- ---------- --------- -------------- ---------- -------------- -------- --------

=================================================================================================================
Scott Bach,                2001       $0        $0        $     0          --        60,000(7)       --       --
Secretary/Director      --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2002       $0        $0        $     0          --             -          --       --
                        --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2003       $0        $0        $     0       52,500(8)    30,000(9)       --       --
                        --------- ---------- --------- -------------- ---------- -------------- -------- --------

=================================================================================================================
David Teich,               2001       $0        $0        $     0          --       200,000(10)      --       --
Treasurer/Director      --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2002       $0        $0        $     0          --             -          --       --
                        --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2003       $0        $0        $     0      67,500(11)     30,000(9)      --       --
                        --------- ---------- --------- -------------- ---------- -------------- -------- --------

=================================================================================================================


      (1) Includes $36,000 of salary and a car allowance of $4,800 paid by NMSX.Com, Inc.

      (2)   Includes non-accountable expenses paid in 2003.

      (3) Salary has been deferred and converted to notes payable as of December 31, 2003.

      (4)   Includes 13,500,000 shares of common stock.

      (5) Includes $4,000 in monthly non-accountable expenses paid by us in 2000, $3,000 paid by us in 2001 and $3,291.66 in 2002.

      (6)   Includes 5,250,000 shares of common stock.

      (7) Represents 60,000 Stock Options of New Mexico Software, Inc. at a exercise price of $.3125 per share, awarded by New Mexico Software, Inc. to Mr. Bach as compensation for his services as director of New Mexico Software, Inc.

      (8) Includes 1,750,000 shares of common stock. (9) Includes 1,000,000 Stock Options at an exercise price of $0.02 as compensation for his services as an officer.

      (10) On January 8, 2001, Mr. Teich received 200,000 Stock Options at an exercise price of $1.25 as compensation for his services as a director of our company.

      (11)  Includes 2,250,000 shares of common stock.

COMPENSATION OF DIRECTORS AND OFFICERS

      Our officers and directors do not presently receive any cash compensation from us for their service as officers and/or directors, except for equity in the form of stock options in lieu of cash, at the discretion of our Board of Directors. Our officers and/or directors who are full time employees of ours, Messrs. Maslow and Harrod, have previously received a $3,000 to $4,000 per month non-accountable expense allowance from time to time. For fiscal year 2003, Messrs. Maslow and Harrod accrued salaries of $300,000 and $250,000 which have been deferred and converted to notes payable as of December 31, 2003.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of April 9, 2004, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned. Share ownership in each case includes shares issuable upon exercise of options exercisable within 60 days of the date of this Annual Report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934 for purposes of computing the percentage of common stock owned by such person but not for purposes of computing the percentage owned by any other person.

                                                                   Percentage of
                                                                    Outstanding
                                                    Number of          Shares
                                                     Shares         Beneficially
                                                  Beneficially        Name and
Address                                               Owned             Owned
                                                  ------------      ------------
Michael Lauer (1)................................. 55,000,000             31.7%
375 Park Avenue, Suite 2006
New York, New York    10152

Marvin Maslow (2) ................................ 25,900,000             14.9%
c/o Manhattan Scientifics, Inc.
405 Lexington Avenue, 32nd Floor
New York, New York 10174

Jack Harrod ......................................  8,000,000              4.6%
c/o Manhattan Scientifics, Inc.
405 Lexington Avenue, 32nd Floor
New York, New York 10174

Scott L. Bach (3).................................  3,970,000              2.3%
c/o Manhattan Scientifics, Inc.
405 Lexington Avenue, 32nd Floor
New York, New York 10174

David A. Teich (4)................................  3,898,064              2.2%
Teich, Beim & Moro, P.C.
Two Executive Boulevard, Suite 103
Suffern, New York 10901

Larry Schatz (5).................................   1,900,000              1.1%
903 Park Avenue #8E
New York, New York 10021

Ralph Anderson (6)...............................   1,500,000                *
c/o Manhattan Scientifics, Inc.
405 Lexington Avenue, 32nd Floor
New York, New York 10174

All executive officers and directors as a group     45,168,064
(6 persons).                                        (1)(2)(3)(5)(6)        26.0%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In August 2001, we borrowed $250,000 from Mr. Maslow. In addition, Mr. Maslow previously guaranteed a loan on our behalf to Merrill Lynch for the maximum principal amount of $300,000. Accordingly, we issued a loan and security agreement to Mr. Maslow with respect to these transactions in which we agreed to pledge the Company's assets as security. We also issued a similar loan and security agreement to Mr. Harrod, our COO, in connection with his loan to us of $275,000 made in September 1999.

      NMXS.com, Inc. has previously paid Mr. Maslow, our chief executive officer, an annual salary of $56,988 and leased a car for his use as consideration for his services. Additionally, in 2002, Mr. Maslow was issued 117,948 shares of NMXS.com, Inc. common stock for his services. The Company previously owned three million shares of NMXS.com, Inc. common stock.

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

      Grubman, Indursky and Schindler, P.C., a law firm in which Mr. Schatz is of counsel, received $10,000 for legal services rendered in 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit
Number                Description of Exhibit
------                ----------------------

2.1   Agreement and Plan of Reorganization (1)

2.2   Agreement and Plan of Merger (1)

2.3   Certificate of Incorporation (1)

2.4   Amendment to Certificate of Incorporation (1)

2.5   Bylaws (1)

2.6 Amended Certificate of Designation, Preferences and Rights of Series C Preferred Stock (2)

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

10.7  Lease of New Mexico Facilities (1)

10.8  Manhattan Scientifics, Inc. 1998 Stock Option Plan (1)

10.9  Employment Agreement with Robert Hermes (1)

10.10 Agreement with Stanton Crenshaw Communications (1)

10.11 Agreement with Equilink (1)

10.12 Stock Purchase Agreement between Manhattan Scientifics, Inc., Projectavision, Inc., and Lancer Partners, L.P. (3)

10.13 License Option Agreement with Mr. Edward Vanzo (4)

10.14 Manhattan Scientifics, Inc. 2000 Equity Incentive Plan (5)

10.15 Note to Marvin Maslow in the amount of $250,000 (6)

10.16 Loan and Security Agreement for Marvin Maslow (6)

10.17 Amended and Restated Note for Jack Harrod in the amount of $275,000(7)


10.18 Amended and Restated Loan and Security Agreement for Jack Harrod (7)

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

      (2) Incorporated by reference to the registrant's Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2000 for the period ended June 30, 2000.


      (3) Incorporated by reference as Amendment No. 2 to the registrant's Form 10-SB filed with the Securities and Exchange Commission on February 9, 2000.

      (4) Incorporated by reference to Amendment No. 3 to the registrant's Form 10-SB filed with the Securities and Exchange Commission on March 29, 2000.

      (5) Incorporated by reference to the registrant's registration statement filed on Form S-8 filed with the Securities and Exchange Commission on September 14, 2001.

      (6) Incorporated by reference to the registrant's Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2002.

      (7) Filed herewith.


(b) REPORTS ON FORM 8-K

      We did not file any reports on Form 8-K during the fourth quarter of 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2002 and December 31, 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and
(iv) all other fees for services rendered. "Audit Related Fees" consisted of consulting regarding accounting issues. "All Other Fees" consisted of fees related to the issuance of consents for our S-8 Registration Statements and this Annual Report.


                                       December 31, 2003    December 31, 2002
                                       -----------------    -----------------
(i)             Audit Fees                 $65,000              $60,000
(ii)            Audit Related Fees         $0                   $0
(iii)           Tax Fees                   $0                   $0
(iv)            All Other Fees             $0                   $0

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MANHATTAN SCIENTIFICS, INC.


Dated:     April 12, 2004            By: /s/ Marvin Maslow
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



    Signature                   Title of Capacities                Date
    ---------                   -------------------                ----

/s/ Marvin Maslow           President, Chief Executive          April 12, 2004
-----------------           Officer, Chairman of the Board
Marvin Maslow               (principal executive officer)


/s/ Scott L. Bach           Director, Secretary                 April 13, 2004
-----------------
Scott L. Bach


/s/ David A. Teich          Director, Treasurer                 April 14, 2004
------------------
David A. Teich


/s/ Ralph Anderson          Director                            April 14, 2004
------------------
Ralph Anderson


/s/ Larry Schatz            Director                            April 14, 2004
------------------
Larry Schatz