Form 10QSB
period 2004-03-31
MANHATTAN SCIENTIFICS INC
filed 2004-05-17
CIK 1099132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2004
                                 ---------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    N/A     to    N/A
                               ---------      --------

Commission File Number:                   000-28411
                       ---------------------------------------------------------

                           Manhattan Scientifics, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Delaware                                85-0460639
--------------------------------------------------------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)


405 Lexington Ave., 32nd Floor, New York, NY           10174
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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      The number of shares outstanding of registrant's $0.001 par value common stock, as of the close of business on May 13, 2004: 173,676,522 shares.

Transitional Small Business Disclosure Format:  ___Yes  X   No

                           MANHATTAN SCIENTIFICS, INC.
                    FIRST QUARTER 2004 REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

PAGE
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

         Unaudited Consolidated Condensed Balance Sheet
         March 31, 2004                                                  1

         Unaudited Consolidated Condensed Statements of Income (Loss)
         Three Months Ended March 31, 2004 and 2003                      2

         Unaudited Consolidated Condensed Statements of Cash Flows
         Three Months Ended March 31, 2004 and 2003                      3

         Notes to Unaudited Consolidated Condensed Financial
         Statements                                                      4 - 9

  Item 2.  Management's Discussion and Analysis or Plan of Operation    10 - 12

  Item 3.  Controls and Procedures                                      13



PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                            13

  Item 2.  Changes in Securities and Use of Proceeds                    13

  Item 3.  Defaults Upon Senior Securities                              13

  Item 4.  Submission of Matters to a Vote of Security Holders          13

  Item 5.  Other Information                                            13

  Item 6.  Exhibits and Reports on Form 8-K                             13

  Signatures                                                            15

  Exhibits                                                              16 - 17

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                                  (UNAUDITED)
                      CONSOLIDATED CONDENSED BALANCE SHEET


ASSETS                                                                                March 31, 2004    December 31, 2003
                                                                                      -----------------------------------
Current assets:
Cash and cash equivalents                                                                 $  67,000             $ 56,000
Prepaid expenses and other assets                                                            64,000               76,000
                                                                                         ----------            ----------

Total current assets                                                                        131,000              132,000

Property and equipment, net                                                                  44,000               41,000
Patents, net of accumulated amortization of 1,106,000                                       974,000            1,026,000
Security deposit                                                                              2,000               26,000
                                                                                         ----------            ----------

Total assets                                                                             $1,151,000           $1,225,000
                                                                                         ==========           ==========

LIABILITIES
Current liabilities
Accounts payable and accrued expenses                                                     $ 618,000            $ 434,000
Note payable to officers                                                                  1,625,000            1,650,000
                                                                                      --------------
Note payable - other                                                                                             300,000
                                                                                                    ---------------------

Total current liabilities                                                                 2,243,000            2,384,000
                                                                                      -----------------------------------

Commitments

CAPITAL DEFICIT
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525 shares; issued and outstanding - none Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding Series C convertible, redeemable, authorized 14,000 shares; issued and outstanding - none
Common,  authorized  250,000,000  shares,  173,676,522  and  172,008,522  shares
issued, and outstanding                                                                     174,000              172,000
Additional paid-in-capital                                                               42,983,000           42,726,000
Deficit accumulated during the development stage                                        (44,249,000)         (44,057,000)
                                                                                      -----------------------------------

Total capital deficit                                                                    (1,092,000)          (1,159,000)
                                                                                      -----------------------------------

                                                                                        $ 1,151,000          $ 1,225,000
                                                                                      ===================================

                       See notes to financial statements


                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                                               PERIOD FROM
                                                                                                              JULY 31, 1992
                                                                                   THREE MONTHS ENDED          (INCEPTION)
                                                                                        MARCH 31,               THROUGH
                                                                                   2004             2003     March 31, 2004
                                                                           ------------------------------- ---------------

Revenue                                                                          $ 150,000               0       $ 856,000

Operating costs and expenses:
General and administrative                                                         747,000         592,000      35,195,000
Research and development                                                            12,000          20,000       7,843,000
Impairment charge of certain patents                                                                     -         189,000
                                                                           ------------------------------- ---------------

Total operating costs and expenses                                                 759,000         612,000      43,227,000
                                                                           ------------------------------- ---------------

Loss from operations before other income and expenses                             (609,000)       (612,000)    (42,371,000)

Other income and expenses:
 Proceeds from sale of NMXS.comcommon stock                                              -         158,000         393,000
 Proceeds from sale of Novint Technologies Inc. common stock                       442,000                         442,000
 Contract revenue                                                                        -                       3,651,000
 Interest and other expenses                                                        25,000               -        (766,000)
 Interest income                                                                         -               -         169,000
 Equity in losses of investees                                                           -         (90,000)       (751,000)
Gain / (Loss) on disposal of equipment                                                   -           4,000         (11,000)
                                                                           ------------------------------- ---------------

NET LOSS / COMPREHENSIVE LOSS                                                     (192,000)       (540,000)    (39,244,000)
                                                                           =============================== ===============

NET LOSS
BASIC AND DILUTED LOSS PER COMMON SHARE:                                          (192,000)       (540,000)
                                                                           =============================== ===============
Weighted average number of common shares
outstanding                                                                    172,173,489     126,249,811
                                                                           =============================== ===============

Basic and diluted loss per common share                                            $ (0.00)        $ (0.00)
                                                                           =============================== ===============

                       See notes to financial statements


                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                                  (unaudited)
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS



                                                                                                              PERIOD FROM
                                                                                   THREE MONTHS ENDED        JULY 31, 1992
                                                                                        March 31,             (INCEPTION)
                                                                              ----------------------------      THROUGH
                                                                                  2004           2003        March 31, 2004
                                                                              ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:


Net loss                                                                      $   (192,000)   $   (540,000)    (39,244,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of investments                                                       (442,000)       (158,000)       (835,000)
Common stock issued for services                                                   259,000         551,000       5,730,000
Preferred stock issued for services                                                     --              --         598,000
Stock options issued for services                                                       --              --       9,796,000
Warrants issued for services                                                            --              --       2,532,000
Financing costs payable with common stock                                               --              --         191,000
Loss of equity invested                                                                 --          90,000         715,000
Amortization of technology license                                                      --          98,000         537,000
Amortization of patents                                                             52,000          52,000         504,000
Loss on disposal of equipment                                                           --          16,000          26,000
Impairment charge of certain patents                                                    --              --         189,000
Depreciation                                                                            --              --       1,721,000
Changes in:
Prepaid expenses and other assets                                                   12,000          23,000         (71,000)
Accounts payable and accrued expenses                                              184,000        (228,000)      2,106,000
                                                                              ------------    ------------    ------------

Net cash (used in) operating activities;                                          (127,000)        (96,000)    (15,505,000)
                                                                              ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment                                                               (3,000)             --        (426,000)
Purchase of investment                                                                  --              --        (100,000)
Proceeds from sale of equipment                                                         --              --          14,000
Proceeds received from sale of NMXS.com common stock                                    --           4,000         158,000
Novint Technology Inc. common stock                                                442,000         158,000         393,000
                                                                              ------------    ------------    ------------

Net cash provided by (used in) investing activities                                439,000         162,000         323,000
                                                                              ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                                                              --              --        (100,000)
Proceeds from note payable to stockholders                                              --              --       2,399,000
Proceeds from note payable - other                                                      --           3,000         415,000
Repayment of note payable - other                                                 (325,000)       (100,000)       (460,000)
Net proceeds from issuance of preferred stock                                           --              --       3,569,000
Net proceeds from issuance of common stock                                              --          40,000       9,571,000
Loan repayment to preferred stockholder                                                 --              --        (148,000)
Capital lease payments                                                                  --              --         (13,000)
Security deposit paid and returned                                                  24,000              --          16,000
                                                                              ------------    ------------    ------------

Net cash provided by financing activities                                         (306,000)        (57,000)     15,249,000
                                                                              ------------    ------------    ------------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                11,000           9,000          67,000
Cash and cash equivalents, beginning of period                                      56,000          68,000              --
                                                                              ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $     67,000    $     77,000    $     67,000
                                                                              ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                        3,000          12,000          17,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets contributed to the company in exchange for
Series A preferred stock                                                                                            45,000
Issuance of 14,391,627 common shares to acquire intangible assets                                                   15,000
Special distribution of 14,391,627 shares of common stock to
stockholder in settlement of stockholder advances                                                                  376,000
Issuance of 7,200,000 common shares to acquire intangible assets                                                 1,440,000
Issuance of Series A preferred stock and warrants in settlement
of note payable and accrued interest                                                                             1,830,000
Issuance of 1,000,000 common shares to acquire intangible assets                                                 1,000,000
Issuance of 100,000 common shares to acquire furniture and fixtures                                                 49,000
Issuance of 78,000 common shares in satisfaction of accrued expenses                                                15,000
Issuance of 10,500 shares to acquire furniture and fixtures                                                         40,000
Issuance of 1,400,00 of common shares to acquire Teneo Computing                                                   785,000
Issuance of 1,000,000 of common shares to purchase 42% of Novint
Technologies                                                                                                       561,000
Issuance of 200,000 shares of common stock in connection with the conversion of Series B preferred shares

                       See notes to financial statements


                          MANHATTAN SCIENTIFICS, INC.
         NOTES TO UNAUDITED CONDSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

                          PART I - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS.

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIAIRES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004

NOTE A - BASIS OF PRESENTATION

      The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of American for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes there to included on form 10-KSB for the period ended December 31, 2003. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

      The preparation of financial statements in accordance with generally accepted accounting principles in the United States of American requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

      Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE B - GOING CONCERN UNCERTAINTY

      These financial statements have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at March 31, 2004, had an accumulated capital deficit of $1,092,000. For the three months ended March 31, 2004, the Company sustained a net loss of $192,000. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

                          MANHATTAN SCIENTIFICS, INC.
             NOTES TO UNAUDITED CONDSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

NOTE C - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS

[1]   PRINCIPLES OF CONSOLIDATION:

      The consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

[2]   INTANGIBLE ASSETS:

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

[3]   INCOME TAXES:

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

[4]   PER SHARE DATA:

      The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock outstanding. All potentially dilutive securities (see Note E) have been excluded from the computations since they would be antidilutive.

[5]   ADVERTISING EXPENSES:

      The Company expenses advertising costs which consist primarily of promotional items and print media, as incurred. Advertising expenses amounted to $0, $0 and $82,000 for the three months ended March 31, 2004 and 2003 and for the cumulative period July 31, 1992 (inception) through March 31, 2004, respectively.

                          MANHATTAN SCIENTIFICS, INC.
             NOTES TO UNAUDITED CONDSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

NOTE C - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS
         (CONTINUED)

[6]   USE OF ESTIMATES:

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

[7]   INVESTMENTS:

      The Company recorded its investment in Novint at cost and uses the equity method of accounting to record its share of income or loss (see Note D). In October of 2002, the Company's ownership interest in NMXS.com, Inc. fell below 20%. As a result, the Company discontinued the equity method of accounting for NMXS.com, Inc. The Company now accounts for its shares of NMXS.com as available for sale pursuant to SFAS No. 115 "Accounting For Certain Investments in Debt and Equity Securities". As of December 31, 2003, the Company no longer has any direct investment in NMXS.com.

[8]   REVENUE RECOGNITION:

      The Company expects to earn revenues from the sale or licensing of its products and such revenue will be recognized in accordance with the terms of the underlying agreements at the time such transactions are consummated.

      In January 2004, the Company licensed its mid-range fuel cell technology to a Singapore company with manufacturing in China as part of its efforts to provide low cost fuel cell systems to Asian and other worldwide markets. Among other things, the contract gave the licensee non-exclusive rights to produce and sell fuel cell engines based on the NovArs technology. The agreement included an up front payment of $150,000, royalties and other forms of consideration. In addition, the Company also received a 17.5% interest in a newly-formed subsidiary of the aformentioned Singapore Company. As this new entity is in the early stage of development, no value has been assigned to this interest.

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

                          MANHATTAN SCIENTIFICS, INC.
             NOTES TO UNAUDITED CONDSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

NOTE C - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS
         (CONTINUED)

      In connection with the sale of the aforementioned intellectual property and research equipment the Company had recognized $150,000 in revenue during the year ended December 31, 2002. Based on certain financial information pertaining to the buyer and the terms of the warrant described above the Company has ascribed a $10,000 value to the warrants received.

[9]   IMPAIRMENT OF LONG-LIVED ASSETS:

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

[10]   STOCK-BASED COMPENSATION:

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


                                                                                  For the Three Months
                                                                                     Ended March 31
                                                                                   2004        2003
                                                                             -----------   ----------

          Reported net loss                                                  $  (192,000)  $ (540,000)
          Stock-based employee compensation expense included
             in reported net loss, net of related tax effects                          0       21,000
          Stock-based employee compensation determined under
             the fair value based method, net of related tax effects                   0      (77,000)
                                                                             -----------   ----------
          Pro forma net loss                                                 $  (192,000)  $ (596,000)
                                                                             ===========   ==========

          Basic and diluted loss per share:
             As reported                                                         $ (.00)       $ (.00)
                                                                             ===========   ==========
             Pro forma                                                           $ (.00)       $ (.00)
                                                                             ===========   ==========

                          MANHATTAN SCIENTIFICS, INC.
             NOTES TO UNAUDITED CONDSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE C - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS
         (CONTINUED)

[11]  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

      In January 2003, the Financial Accounting Standards Board ("FASB") issued interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46R requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns. Certain provisions of FIN 46R were deferred until the period ending after March 15, 2004. The adoption of FIN 46R for provisions effective during 2003 did not have a material impact on the Company's financial position, cash flows or results of operations.

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

NOTE D - INVESTMENTS IN NOVINT

      At March 31, 2004, the Company owns approximately 25.5% of Novint. During the year ended December 31, 2003, the Company recorded a loss of $100,000 pursuant to its ownership interest in Novint. The following is a summary of financial data regarding financial position and results of operations derived from the March 31, 2004 financial statements of Novint as of March 31, 2004 and for the year ended March 31, 2004.

               Current assets (including cash of $1,312,000)      $1,532,000
               Property and equipment                                204,000
               Other assets                                           43,000
                                                               -------------

                                                                  $1,779,000

               Liabilities                                       $   373,000
               Capital                                             1,406,000
                                                               -------------

                                                                  $1,779,000

               Revenue                                          $     52,000
                                                               =============

               Net loss                                          $   798,000
                                                               =============

In the first quarter of 2004, the Company sold 680,000 shares of its common stock in Novint Technologies, Inc. for $442,000.

                          MANHATTAN SCIENTIFICS, INC.
             NOTES TO UNAUDITED CONDSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

NOTE E - BASIC AND DILUTED LOSS PER SHARE

Basic and diluted net loss per common share is presented in accordance with SFAS 128, "Earnings Per Share". Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the applicable reporting periods. Diluted net loss per share reflects the potential dilution that would occur if outstanding options and warrants were exercised and Common Stock was issued utilizing the treasury stock method.

The Company's computation of dilutive net loss per share for the three months ended March 31, 2004 and 2003 does not assume any exercise of options or shares issuable upon conversion of the series B preferred stock of 35,584,990 and 37,445,000 common shares, respectively, as their effect is antidilutive.

NOTE F - NOTES PAYABLE - OTHER

In March 2004, the Company paid in full, this $300,000 loan from a third party financial institution.

NOTE G - CAPITAL TRANSACTIONS

In March 2004, the Company issued 1,668,000 shares for services rendered valued at $.16 per share or $259,000, which has been included in the statement operations for the three moths ended March 31, 2004.

NOTE H - RELATED PARTY TRANSACTIONS

The law firm of one director received approximately $20,000 and $0 of compensation for legal services rendered to the Company during the three months ended March 31, 2004 and 2003, respectively.

The accounting firm of one of our directors received approximately $55,000 and $0 of compensation for accounting services rendered to the Company during each of the three months ended March 31, 2004 and 2003, respectively.


NOTE I - SUBSEQUENT EVENTS

In April 2004 the Company sold 65,000 shares of its common stock of Novint Technologies, Inc. for $43,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes appearing elsewhere in this Form 10-QSB.

OVERVIEW

      In January 1998, Manhattan Scientifics, Inc. then a non-operating public corporation with nominal net assets acquired all of the outstanding common stock of Tamarack Storage Devices, Inc. by issuing 44 million shares of its common stock including approximately 43,120,000 shares issued to Projectavision, a public company which gave the stockholders of Tamarack actual control of the combined company. In addition, Manhattan Scientifics, Inc. issued 182,525 shares Series A preferred stock and a warrant to purchase 750,000 shares of its common stock at an exercise price of 10 cents per share in exchange for a note payable of $1.5 million plus accrued interest of $330,000 due to Projectavision from Tamarack. In connection with the legal form of this transaction, Tamarack became a wholly-owned subsidiary of Manhattan Scientifics, Inc. For accounting purposes, the acquisition was treated as a recapitalization of Tamarack rather than a business combination. Tamarack as the accounting acquiror of the public shell did not record goodwill or any other intangible asset for this "Reverse Acquisition". The historical financial statements are those of Tamarack. Tamarack, a development stage enterprise, was a Texas corporation formed in July 1992. Tamarack previously was involved in the research and development of products based on holographic data storage technology. In 2002, we sold our portfolio of patents relating to this technology to a third party. Loss per share has been restated for all periods prior to the acquisition to include the number of equivalent shares received by Tamarack's stockholders in the Reverse Acquisition.

      Since the reverse merger we have been acquiring and licensing technologies, directing, supervising and coordinating our research and development efforts, raising capital, and initiating commercialization activities and dialogue with potential customers.

      As of March 31, 2004, we had an accumulated losses since inception, 1992, of $39,244,000. Included in this accumulated loss are charges amounting to approximately $18,899,000 relating to the issuance of equity instruments for services and approximately $6,700,000 from Tamarack prior to our acquisition of Tamarack. We expect operating losses to continue for the foreseeable future because we will be continuing to fund research and development efforts as well as general and administrative expenses, although the commercialization process has begun on three of the Company's four technology investments.

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

CRITICAL ACCOUNTING POLICIES

      This summary of critical accounting policies of the Company is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

      REVENUE RECOGNITION. Revenues earned from the sale or licensing of its products will be recognized in accordance with the terms of the underlying agreements at the time such transactions are consummated.

      PATENTS. In accordance with SFAS No. 144, the Company periodically reviews net cash flows from sales of products and projections of net cash flows from sales of products on an undiscounted basis to assess recovery of intangible assets. However, uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2004 TO THREE MONTHS ENDED MARCH 31, 2004.

      NET LOSS. We reported a net loss of $192,000, or $.00 per common share, basic and diluted, for the three months ended March 31, 2004, versus a net loss of $540,000, or $.00 per common share, basic and diluted, for the three months ended March 31, 2003. The decrease of $348,000, or 64%, resulted from our increased revenues from the licensing of our NovArs Technology and the sale of our shares of Novint Technology, Inc.

      REVENUES. We had revenues of $150,000 for the three months ended March 31, 2004 and no revenues for the three months ended March 31, 2003.

      OPERATING COSTS AND EXPENSES. Operating costs and expenses for the three months ended March 31, 2004 totaled $759,000, an increase of $147,000, or 24%, versus costs and expenses of $612,000 for the three months ended March 31, 2003. These costs and expenses are detailed below.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses were $747,000 for the three months ended March 31, 2004, which consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $592,000 for the three months ended March 31, 2003. This increase of $155,000, or 26%, is primarily a result of the fact that, in 2004, we recorded more charges for professional services than we did in the three months ended March 31, 2003. We anticipate no significant change in general and administrative expenses in the near future.

      RESEARCH AND DEVELOPMENT. Research and development expenses were $12,000 for the three months ended March 31, 2004, which consisted of payments on research and development agreements with various contractors, amortization of patents. Research and development expenses amounted to $20,000 for the three months ended March 31, 2003. This decrease of $8,000, or 40% resulted from our reduced spending commitments for research and development. We expect research and development costs to increase as we develop our existing technologies and acquire or license new ones.

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

      Our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, our holding of 3,387,000 shares of common stock of Novint Technologies, Inc.; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

      Stockholders' equity totaled a deficit of $1,092,000 on March 31, 2004 and the working capital was a deficit of $2,112,000 on such date.

      We do not expect any significant change in the total number of employees in the near future. We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next 12 months, although we have no agreements regarding any such technologies as of the date of this Report.

      Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of March 31, 2004, we had $67,000 in cash. As of March 31, 2003, we had $77,000 in cash. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, selling our common stock holding of Novint Technologies, Inc.; borrowing as appropriate, and our cash on hand. However, we do not know if those resources will be adequate to cover our capital requirements.

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

ITEM 2.  CHANGES IN SECURITIES.

In March 2004, the Company issued a total of 1,668,000 shares to consultants for services rendered with a total value of $266,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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


(b) The following reports on Form 8-K were filed during the quarter ended March 31, 2004:

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Manhattan Scientifics, Inc.,
                                         a Delaware corporation

Date: May 13, 2004                       /s/ Marvin Maslow
                                         ------------------------------------
                                         Marvin Maslow,
                                         Chief Executive Officer and Principal
                                         Financial Officer