Form 10QSB
period 2004-06-30
MANHATTAN SCIENTIFICS INC
filed 2004-08-18
CIK 1099132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 2004
                                    --------------------------------------------

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from       N/A          to        N/A
                                ---------------        --------------


Commission File Number:                       000-28411
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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

      The number of shares outstanding of registrant's $0.001 par value common stock, as of the close of business on August 17, 2004: 174,942,522 shares.

Transitional Small Business Disclosure Format:  ___Yes  X   No

                           MANHATTAN SCIENTIFICS, INC.
                    SECOND QUARTER 2004 REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Unaudited Consolidated Balance Sheet June 30, 2004                     3

        Unaudited Consolidated Statements of Income (Loss)
        Six and Three Months Ended  June 30, 2004 and 2003                     4

        Unaudited Consolidated Statements of Cash Flows
        Six Months Ended June 30, 2004 and 2003                                5

        Notes to Unaudited Consolidated Financial Statements                   6

Item 2. Management's Discussion and Analysis or Plan of Operation             12

Item 3. Controls and Procedures                                               15


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     16

Item 2. Changes in Securities and Use of Proceeds                             16

Item 3. Defaults Upon Senior Securities                                       16

Item 4. Submission of Matters to a Vote of Security Holders                   16

Item 5. Other Information                                                     16

Item 6. Exhibits and Reports on Form 8-K                                      17

Signatures                                                                    18

Exhibits

                          PART I - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS.


MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

ASSETS                                                                June 30, 2004     December 31, 2003
                                                                      -------------     -----------------
Current assets:                                                       (Unaudited)
  Cash and cash equivalents                                            $     87,000        $     56,000
  Prepaid expenses and other assets                                          52,000              76,000
                                                                       ------------        ------------

    Total current assets                                                    139,000             132,000

Property and equipment, net                                                  50,000              41,000
Investment in Novint                                                        485,000                  --
Patents, net of accumulated amotization of $1,158,000                       922,000           1,026,000
Security deposit                                                              2,000              26,000
                                                                       ------------        ------------

    Total assets                                                       $  1,598,000        $  1,225,000
                                                                       ============        ============

LIABILITIES

Current liabilities
  Accounts payable and accrued expenses                                $    829,000        $    434,000
  Note payable to officers                                                1,625,000           1,650,000
  Note payable - other                                                       73,000             300,000
                                                                       ------------        ------------

    Total current liabilities                                             2,527,000           2,384,000
                                                                       ------------        ------------

Commitments

CAPITAL DEFICIT
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
  Series A convertible, redeemable, 10 percent cumulative,
    authorized 182,525 shares; issued and outstanding - none
  Series B convertible, authorized 250,000 shares; 49,999
    shares issued and outstanding
  Series C convertible, redeemable, authorized 14,000 shares;
    issued and outstanding - none Common, authorized 250,000,000 shares, 174,942,522 and 172,088,522 shares issued
   and outstanding                                                          175,000             172,000
Additional paid-in-capital                                               43,167,000          42,726,000
Deficit accumulated during the development stage                        (44,271,000)        (44,057,000)
                                                                       ------------        ------------

Total capital deficit                                                      (929,000)         (1,159,000)
                                                                       ------------        ------------

                                                                       $  1,598,000        $  1,225,000
                                                                       ============        ============

See notes to financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                                                    PERIOD FROM
                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED           JULY 31, 1992
                                                          JUNE 30                            JUNE 30                (INCEPTION)
                                               ------------------------------    ------------------------------       THROUGH
                                                   2004             2003             2004              2003        JUNE 30, 2004
                                               -------------    -------------    -------------    -------------    -------------
Revenues                                       $          --    $     300,000    $     150,000    $     300,000    $     856,000

Operating costs and expenses:
  General and administrative                         566,000        1,320,000        1,313,000        1,912,000       35,761,000
  Research and development                            94,000           19,000          106,000           39,000        7,937,000
  Impairment charge of certain patents                    --               --               --               --          189,000
                                               -------------    -------------    -------------    -------------    -------------

Total operating costs and expenses                   660,000        1,339,000        1,419,000        1,951,000       43,887,000
                                               -------------    -------------    -------------    -------------    -------------

Loss from operations before other income
  and expenses                                      (660,000)      (1,019,000)      (1,269,000)      (1,651,000)     (43,031,000)

Other income and expenses:
 Proceeds from sale of NMSX.com Common Stock              --          115,000               --          273,000          393,000
  Gain from sale of Novint Technologies
    Inc. common stock                                 67,000               --          509,000               --          509,000
   Gain on issuance of investee common stock         531,000               --          531,000               --          531,000
 Contract revenue                                     90,000           10,000           90,000           10,000        3,741,000
 Interest and other expenses                         (22,000)              --          (47,000)              --         (788,000)
 Interest income                                          --               --               --               --          169,000
 Equity in losses of investees                       (26,000)         (10,000)         (26,000)        (100,000)        (777,000)
Gain / (loss) on disposal of equipment                    --               --               --            4,000          (11,000)
                                               -------------    -------------    -------------    -------------    -------------

NET LOSS / COMPREHENSIVE LOSS                  $     (20,000)   $    (904,000)   $    (212,000)   $  (1,464,000)   $ (39,264,000)
                                               =============    =============    =============    =============    =============

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS
BASIC AND DILUTED LOSS PER HARE:
  Weighted average number of common shares
    outstanding                                  174,098,522      155,274,511      173,053,522      141,075,047
                                               =============    =============    =============    =============

Basic and diluted loss per share                       (0.00)           (0.01)           (0.00)           (0.01)
                                               =============    =============    =============    =============

See notes to financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                           PERIOD FROM
(Unaudited)                                                                     SIX MONTHS ENDED          JULY 31, 1992
                                                                                     JUNE 30                (INCEPTION)
                                                                           ---------------------------       THROUGH
                                                                               2004            2003       JUNE 30, 2004
                                                                           ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $   (212,000)   $ (1,464,000)   $(39,264,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Gain on sale of investments                                                (509,000)       (273,000)       (902,000)
     Gain on issuance of investee common stock                                 (531,000)             --        (531,000)
    Common stock issued for services                                            317,000       1,408,000       5,788,000
    Preferred stock issued for services                                              --              --         598,000
    Stock options issued for services                                                --          80,000       9,796,000
     Cashless stock option exercise                                             126,000              --         126,000
    Warrants issued for services                                                     --              --       2,532,000
    Convertible note issued for services                                         73,000              --          73,000
    Financing costs payable with common stock                                        --              --         191,000
    Loss of equity investee                                                      26,000         100,000         741,000
    Amortization of technology license                                               --         145,000         537,000
    Amortization of patents                                                     104,000         104,000         556,000
    Loss on disposal of equipment                                                    --          16,000          26,000
    Impairment charge of certain patents                                             --              --         189,000
    Depreciation                                                                     --              --       1,721,000
    Changes in:
        Prepaid expenses and other assets                                        24,000         (40,000)        (60,000)
        Accounts payable and accrued expenses                                   394,000        (192,000)      2,317,000
                                                                           ------------    ------------    ------------

            Net cash provided by (used in)
              operating activities;                                            (188,000)       (116,000)    (15,566,000)
                                                                           ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                                        (9,000)             --        (432,000)
    Purchase of investment                                                           --              --        (100,000)
    Proceeds from sale of equipment                                                  --           4,000          14,000
    Proceeds from sale of investments                                           529,000         273,000         922,000
                                                                           ------------    ------------    ------------

Net cash provided by (used in) investing activities                             520,000         277,000         404,000
                                                                           ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                                                           --              --        (100,000)
Proceeds from note payable to stockholders                                      (25,000)             --       2,374,000
Proceeds from note payable - other                                                   --           3,000         415,000
Repayment of note payable - other                                              (300,000)       (122,000)       (435,000)
Net proceeds from issuance of preferred stock                                        --              --       3,569,000
Net proceeds from issuance of common stock                                           --          40,000       9,571,000
Loan repayment to preferred stockholder                                              --              --        (148,000)
Capital lease payments                                                               --              --         (13,000)
Security deposit paid                                                            24,000              --          16,000
                                                                           ------------    ------------    ------------

Net cash provided by (used in) financing activities                            (301,000)        (79,000)     15,249,000
                                                                           ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             31,000          82,000          87,000
Cash and cash equivalents, beginning of period                                   56,000          68,000              --
                                                                           ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $     87,000    $    150,000    $     87,000
                                                                           ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                              $      3,000    $     23,000    $     17,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINACING ACTIVITIES:
    Fixed assets contributed to the company in exchange for
      Series A preferred stock                                                                                   45,000
    Issuance of 14,391,627 common shares to acquire intangible assets                                            15,000
    Special distribution of 14,391,627 shares of common sotck to
      stockholder in settlement of stockholder advances                                                         376,000
    Issuance of 7,200,000 common shares to acquire intangible asssets                                         1,440,000
    Issuance of Series A preferred sotck and warrants in settlement
      of note payable and accrued interest                                                                    1,830,000
    Issuance of 1,000,000 common shares to acquire intangible assets                                          1,000,000
    Issuance of 100,000 common shares to acquire furniture and fixtures                                          49,000
    Issuance of 78,000 common shares in satisfaction of accrued expenses                                         15,000
    Issuance of 10,500 common shares to acquire furniture and fuxtures                                           40,000
    Issuance of 1,400,000 of common shares to acquire Teneo Computing                                           785,000
    Issuance of 1,000,000 of common shares to purchase 42% of Novint
    Technologies                                                                                                561,000


See Notes to Financial Statements

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIAIRES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES CONSOLIDATED CONDENSED TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE A - BASIS OF PRESENTATION

      The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes there to include on Form 10-KSB for the period ended December 31, 2003. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

      The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumption are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

      Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE B - GOING CONCERN UNCERTAINTY

      These financial statements have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at June 30, 2004, had an accumulated deficit of $44,271,000. For the six months ended June 30, 2004, the Company sustained a net loss of $212,000. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

                           MANHATTAN SCIENTIFICS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


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

[4]   PER SHARE DATA:

      The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock outstanding. All potentially dilutive securities (see Note B) have been excluded from the computations since they would be antidilutive.

[5]   ADVERTISING EXPENSES:

      The Company expenses advertising costs which consist primarily of promotional items and print media, as incurred. Advertising expenses amounted to $0, $0 and $82,000 for the six months ended June 30, 2004 and 2003 and for the cumulative period July 31, 1992 (inception) through June 30, 2004, respectively.

                           MANHATTAN SCIENTIFICS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


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

[7]   INVESTMENTS:

      The Company records its investment in Novint at cost and uses the equity method of accounting to record its proportionate share of Novint's net income or loss. During 2004, Novint issued common stock pursuant to a private placement, as a result, the Company has recorded a gain on issuance of investee common stock of $531,000. For the six months ended
      June 30, 2004, the Company has sold certain shares in Novint and has recorded a gain on sale of those shares of $509,000. In additiona for the six months ended June 30, 2004, the Company has recorded an equity in loss of investee of $26,000, representing the Company's share of Novint's current losses. As of June 30, 2004, the Company owned 3,254,912 shares of Novint common stock or 22.9%.

      In October of 2002 the Company's ownership interest in NMXS.com Inc. fell below 20% and as a result the Company discontinued the equity method of accounting. The Company has divested itself of all NMSX.com, Inc. common stock and as of December 31, 2003 the Company no longer has any direct investment in NMSX.com, Inc.

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

                           MANHATTAN SCIENTIFICS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


NOTE  C  -  SUMMARY  OF  SIGNIFICANT  ACCOUTING  POLICIES  AND  RELATED  MATTERS
(CONTINUED)


      In connection with the sale of the aforementioned intellectual property and research equipment, the Company had recognized $150,000 in revenue during the year ended December 31, 2002. Based on certain financial information pertaining to the buyer and the terms of the warrant described above the Company has ascribed a $10,000 value to the warrants received.

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

[10]  STOCK-BASED COMPENSATION:

      The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which was released in December 2002 as an amendment of SFAS No. 123. The Company's stock option plans are described in Note F [4] of the Company's annual report on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. The following table illustrates the effect on net loss and net loss per share if the fair value based method had been applied to all awards.

                                                                For the Three Months                   For the Six Months
                                                                    Ended June 30                         Ended June 30
                                                               2004             2003                2004              2003
                                                          ------------      ------------        ------------      ------------
Reported net loss                                         $    (20,000)     $   (904,000)       $   (212,000)     $ (1,464,000)
Stock-based employee compensation expense included in               --            21,000                  --            42,000
reported net loss, net of related tax effects

Stock-based employee compensation determined under
   the fair value based method, net of
   related tax effects                                              --           (77,000)                 --          (154,000)
                                                          ------------      ------------        ------------      ------------
Pro forma net loss                                        $    (20,000)     $   (960,000)       $   (212,000)     $ (1,576,000)
                                                          ============      ============        ============      ============

Basic and diluted loss per share:
   As reported                                            $       (.00)     $       (.01)       $       (.00)     $       (.01)
                                                          ============      ============        ============      ============
   Pro forma                                              $       (.00)     $       (.01)       $       (.00)     $       (.01)
                                                          ============      ============        ============      ============

                           MANHATTAN SCIENTIFICS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


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

      In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." (SFAS No. 149), which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying financial component to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The adoption of this standard did not have a material impact on the Company's financial position, cash flows or results of operations.

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

NOTE D - INVESTMENTS IN NOVINT

      At June 30, 2004, the Company owns approximately 22.9% of Novint. During the year ended December 31, 2003, the Company recorded a loss of $100,000 pursuant to its ownership interest in Novint. The following is a summary of financial data regarding financial position and results of operations derived from the June 30, 2004 financial statements of Novint as of June 30, 2004.


         --------------------------------------------------------------------
         Current assets (including cash $1,838,000)                $1,989,000
         --------------------------------------------------------------------
         Property and equipment                                       117,000
         --------------------------------------------------------------------
         Other assets                                                  40,000
                                                                   ----------
         --------------------------------------------------------------------
                                                                   $2,146,000
                                                                   ==========
         --------------------------------------------------------------------
         Liabilities                                               $   31,000
         --------------------------------------------------------------------
         Capital                                                    2,115,000
                                                                   ----------
         --------------------------------------------------------------------
                                                                   $2,146,000
                                                                   ==========
         --------------------------------------------------------------------
         Revenue                                                   $  127,000
         --------------------------------------------------------------------
         Net/Loss                                                  $  711,000
                                                                   ==========
         --------------------------------------------------------------------

In the first quarter of 2004, the Company sold 680,000 shares of its common stock in Novint Technologies, Inc. for $442,000. In the second quater of 2004, the Company sold 132,449 shares of its common stock in Novint Technologies for $87,000.

                           MANHATTAN SCIENTIFICS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


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

The Company's computation of dilutive net loss per share for the three and six months ended June 30, 2004 and 2003 does not assume any exercise of options or warrants or shares issuable upon conversion of the series B preferred stock and common shares, respectively, as their effect is antidilutive.

NOTE F - NOTES PAYABLE - OTHER

In March 2004, the Company paid in full, this $300,000 loan from a third party financial institution. During 2004 the Company issued a number of convertible promissory notes totaling $73,000 for services performed. The notes have a one year maturity date, are non interest bearing and upon maturity will convert into shares of the Company's common stock at the then current per share price, unless the Company prepays the outstanding amount.

NOTE G - CAPITAL TRANSACTIONS

In March 2004, the Company issued 1,668,000 shares for services rendered valued at $0.155 per share or $259,000, and in May issued 400,000 shares for services rendered valued at $.145 per share or $58,000, which has been included in the statement of operations for the six months ended June 30, 2004. In May 2004, one board member exercised 1,000,000 options on a cashless basis in exchange for 866,000 shares of common stock, this resulted in a charge of $126,000, which has been included in the statement of operations for the six months ended June 30, 2004.

NOTE H - RELATED PARTY TRANSACTIONS

The law firm of one director received approximately $27,000 and $20,000 of compensation for legal services rendered to the Company during the six months ended June 30, 2004 and 2003, respectively.

The accounting firm of one of our directors received approximately $55,000 and $35,000 of compensation for accounting services rendered to the Company during each of the six months ended June 30, 2004 and 2003, respectively.

NOTE I - SUBSEQUENT EVENTS

In July 2004, the Company sold an additional 54,000 shares of its common stock of Novint Technologies, Inc. for $35,000.

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

      As of June 30, 2004, we had an accumulated loss since inception, 1992, of $44,271,000. Included in this accumulated loss are charges amounting to approximately $19,031,000 relating to the issuance of equity instruments for services and approximately $6,700,000 from Tamarack prior to our acquisition of Tamarack. We expect operating losses to continue for the foreseeable future because we will be continuing to fund research and development efforts as well as general and administrative expenses, although the commercialization process has begun on three of the Company's four technology investments.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2004 TO THREE MONTHS ENDED JUNE 30, 2003.

      NET LOSS. We reported a net loss of $20,000, or $.00 per common share, basic and diluted, for the three months ended June 30, 2004, versus a net loss of $904,000, or $.01 per common share, basic and diluted, for the three months ended June 30, 2003. The decrease of $884,000, or 98%, resulted from our decreased issuance of common stock and stock options for services and a gain on issuance of investee common stock.

      REVENUES. We had no revenues for the three months ended June 30, 2004 and $300,000 of revenues for the three months ended June 30, 2003. The $300,000 in revenue for the quarter ended June 30, 2003 related to the licensing of the company's mid-range fuel cell technology.

      OPERATING COSTS AND EXPENSES. Operating costs and expenses for the three months ended June 30, 2004 totaled $660,000, a decrease of $679,000, or 51%, versus costs and expenses of $1,339,000 for the three months ended June 30, 2003. These costs and expenses are detailed below.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses were $566,000 for the three months ended June 30, 2004, which consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $1,320,000 for the three months ended June 30, 2003. This decrease of $754,000, or 57%, is primarily a result of the fact that, in 2003, we recorded charges for the issuance of stock and stock options for services, whereas in the fiscal 2004 period, we issued significantly less stock for services. We anticipate no significant change in general and administrative expenses in the near future.

      RESEARCH AND DEVELOPMENT. Research and development expenses were $94,000 for the three months ended June 30, 2004, which consisted of amortization of patents and contract research services. Research and development expenses amounted to $19,000 for the three months ended June 30, 2003. This increase of $75,000, or 394% resulted from our contract with the United States Department of Defense in the amount of $90,000. In addition we had contract revenue related to this contract in the amount of $90,000. We expect research and development costs to increase as we develop our existing technologies and acquire or license new ones.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2004 TO SIX MONTHS ENDED JUNE 30, 2003.

      NET LOSS. We reported a net loss of $212,000, or $.00 per common share, basic and diluted, for the six months ended June 30, 2004, versus a net loss of $1,464,000, or $.01 per common share, basic and diluted, for the six months ended June 30, 2003. The decrease of $1,252,000, or 86%, resulted from our decreased issuance of common stock for services. In addition, we had a gain of $509,000 from the sale of our shares in Novint Technologies, Inc., whereas in fiscal 2003 we received $273,000 from the sale of our common stock in NMXS.com. Novint also issued common stock in a private placement, which resulted in a gain on issuance of $531,000.

      REVENUES. We had revenues of $150,000 for the six months ended June 30, 2004 and $300,000 of revenues for the six months ended June 30, 2003. These revenues were a result of the Company licensing its midrange fuel cell technology.

      OPERATING COSTS AND EXPENSES. Operating costs and expenses for the six months ended June 30, 2004 totaled $1,419,000, a decrease of $532,000, or 27%, versus costs and expenses of $1,951,000 for the six months ended June 30, 2003. These costs and expenses are detailed below.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,313,000 for the six months ended June 30, 2004, which consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $1,912,000 for the six months ended June 30, 2003. This decrease of $599,000, or 31%, is primarily a result of the fact that, in 2003, we recorded charges for the issuance of stock and stock options for services, whereas in the fiscal 2004 period, we issued significantly less for services. We anticipate no significant change in general and administrative expenses in the near future.

      RESEARCH AND DEVELOPMENT. Research and development expenses were $106,000 for the six months ended June 30, 2004, which consisted of payments on research and development agreements with various contractors and amortization of patents. Research and development expenses amounted to $39,000 for the six months ended June 30, 2003. This increase of $67,000, or 172% resulted from our contract with the United States Department of Defense in the amount of $90,000. In addition, we had contract revenue related to this contract in the amount of $90,000. We expect research and development costs to increase as we develop our existing technologies and acquire or license new ones.

LIQUIDITY AND PLAN OF OPERATIONS

      We are a development stage company and are in the technology acquisition and development phase of our operations. Accordingly, we have relied primarily upon private placements and subscription sales of stock to fund our continuing activities and acquisitions. To a limited extent, and as described below, we have also relied upon borrowing from the Company's two senior officers, CEO Maslow and COO Harrod, and through a bank guarantee made by Mr. Maslow of a traditional loan which we recently retired. Until we generate revenue from sales and licensing of technology, or receive a large infusion of cash from a potential strategic partner or through the efforts of an investment banker, we intend to continue to rely upon this methods and the limited sales of our shares or other assets, which has become increasingly difficult with our low share price, to fund operations during the next year.

      Our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, and 3,254,912 shares of common stock of Novint Technologies, Inc.; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

      Stockholders' equity totaled a deficit of $929,000 on June 30, 2004 and the working capital was a deficit of $2,388,000 on such date.

      We do not expect any significant change in the total number of employees in the near future. We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next 12 months, although we have no agreements regarding any such technologies as of the date of this Report.

      Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of June 30, 2004, we had $87,000 in cash. As of June 30, 2003, we had $150,000 in cash. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, borrowing as appropriate, and our cash on hand. However, we do not know if those resources will be adequate to cover our capital requirements.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Company's adoption of SFAS No. 146 on January 1, 2003 did not have any material effect on the financial statements of the Company.

      In January 2003, the FASB issued interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46R requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns. Certain provisions of FIN 46R were deferred until the period ending after March 15, 2004. The adoption of FIN 46R for provisions effective during 2003 did not have a material impact on the Company's financial position, cash flows or results of operations.

      In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." (SFAS No. 149), which amends SFAS 133 for certain decisions made by the FASB Derivatives
Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component,
(3) amends the definition of an underlying financial component to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The adoption of this standard did not have a material impact on the Company's financial position, cash flows or results of operations.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." ("SFAS No. 150") This statement affects the issuer's accounting for three types of freestanding financial statements: mandatorily redeemable shares, put and forward purchase contracts that require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled in shares. This statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The impact of adopting SFAS No. 150 was not material to the Company's financial position and results of operations.

      In December 2003, the Securities and Exchange Commission ("SEC"), published Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." This SAB updates portions of the SEC staff's interpretive guidance provided in SAB 101 and included in Topic 13 of the Codification of Staff Accounting Bulletins. SAB 104 deletes interpretative material no longer necessary, and conforms the interpretive material retained, because of pronouncements issued by the FASB's Emerging Issues Task Force ("EITF") on various revenue recognition topics, including EITF 00-21, "Revenue Arrangements with Multiple Deliverables." SAB No. 104 also incorporates into the SAB Codification certain sections of the SEC staff's "Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers." SAB No. 104 does not have a material impact on the Company's financial position and results of operations since the Company's revenue recognition practices previously conformed to the interpretations codified by SAB No. 104.

ITEM 3. CONTROLS AND PROCEDURES

      The Chief Executive Officer and the Principal Financial Officer of the Registrant have concluded based on his evaluation as of the period covered by this Report, that the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Registrant in such reports is accumulated and communicated to the Registrant's management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

      There were no significant changes in the Company's internal controls or, to our knowledge, in other factors that could significantly affect these internal controls subsequent to the date of such evaluation.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      On June 10, 2004, we filed a complaint in the New York State Supreme Court against NMXS.Com, Inc. for breach of contract for their refusal to honor the exercise of warrants that were issued to us in 2001 for full and fair consideration. We have also asserted a claim for tortious interference with contract against the Chief Executive Officer of NMXS.Com, Inc., Richard Govatski. The warrants were issued pursuant to a written agreement and the issuance was reported several times in the public filings of both companies, without contention. We are seeking damages in an amount to be determined at trial, but not less than $1.5 million. The lawsuit is currently pending.

ITEM 2. CHANGES IN SECURITIES.

In April 2004, the Company issued a convertible promissory note in the amount of $3,842 to a consultant for services rendered. The promissory note is non interest bearing, with a one year maturity and upon maturity will convert into shares of the Company's common stock at the then current per share price, unless the Company prepays the outstanding amount. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In May 2004, the Company issued a total of 400,000 shares to a consultant for services rendered with a total value of $58,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In May 2004, one board member exercised 1,000,000 options on a cashless basis in exchange for 866,000 shares of common stock. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In June 2004, the Company issued 500,000 shares to two directors for service on the Board of Directors. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In June 2004, the Company issued a convertible promissory note in the amount of $6,359 to a consultant for services rendered. The promissory note is non interest bearing, with a one year maturity and upon maturity will convert into shares of the Company's common stock at the then current per share price, unless the Company prepays the outstanding amount. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

            (2)   Filed herewith.

(b) The following reports on Form 8-K were filed during the quarter ended June 30, 2004:

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Manhattan Scientifics, Inc.,
                                        a Delaware corporation

Date: August 17, 2004                   /s/ Marvin Maslow
                                        ----------------------------------------
                                        Marvin Maslow,
                                        Chief Executive Officer and Principal
                                        Financial Officer