Form 10QSB
period 2004-09-30
MANHATTAN SCIENTIFICS INC
filed 2004-11-22
CIK 1099132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       or

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


                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

      The number of shares outstanding of registrant's $0.001 par value common stock, as of the close of business on November 17, 2004: 175,442,522 shares.


                      Transitional Small Business Disclosure Format: ___Yes X No

                           MANHATTAN SCIENTIFICS, INC.
                    THIRD QUARTER 2004 REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Unaudited Consolidated Balance Sheet September 30, 2004
        and Audited Consolidated Balance Sheet December 31, 2003               3

        Unaudited Consolidated Statements of Income (Loss)
        Nine and Three Months Ended September 30, 2004 and 2003                4

        Unaudited Consolidated Statements of Cash Flows
        Nine Months Ended September 30, 2004 and 2003                          5

        Notes to Unaudited Consolidated Financial Statements                   6

Item 2. Management's Discussion and Analysis or Plan of Operation             12

Item 3. Controls and Procedures                                               15


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     16

Item 2. Changes in Securities and Use of Proceeds                             16

Item 3. Defaults Upon Senior Securities                                       16

Item 4. Submission of Matters to a Vote of Security Holders                   16

Item 5. Other Information                                                     16

Item 6. Exhibits and Reports on Form 8-K                                      17

Signatures                                                                    18

Exhibits

                          PART I - FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS



ASSETS                                                                       September 30, 2004  December 31, 2003
                                                                             ------------------  -----------------
                                                                                 (Unaudited)
Current assets:
  Cash and cash equivalents                                                     $       40,000    $       56,000
  Prepaid expenses and other assets                                                     45,000            76,000
                                                                                --------------    --------------

    Total current assets                                                                85,000           132,000

Property and equipment, net                                                             50,000            41,000
Investment in Novint                                                                   413,000                --
Patents, net of accumulated amortization of $1,210,000                                 870,000         1,026,000
Security deposit                                                                         2,000            26,000
                                                                                --------------    --------------

    Total assets                                                                $    1,420,000    $    1,225,000
                                                                                ==============    ==============

LIABILITIES

Current liabilities
  Accounts payable and accrued expenses                                         $    1,026,000    $      434,000
  Note payable to officers                                                           1,625,000         1,650,000
  Note payable - other                                                                  83,000           300,000
                                                                                --------------    --------------

    Total current liabilities                                                        2,734,000         2,384,000
                                                                                --------------    --------------

Commitments

CAPITAL DEFICIT
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
  Series A convertible, redeemable, 10 percent cumulative,
    authorized 182,525 shares; issued and outstanding - none Series B convertible, authorized 250,000 shares; 49,999
    shares issued and outstanding
  Series C convertible, redeemable, authorized 14,000 shares; issued and outstanding - none Common, authorized 250,000,000 shares, 175,442,522 and
    172,088,522 shares issued
   and outstanding                                                                     175,000           172,000
Additional paid-in-capital                                                          43,207,000        42,726,000
Deficit accumulated during the development stage                                   (44,696,000)      (44,057,000)
                                                                                --------------    --------------

Total capital deficit                                                               (1,314,000)       (1,159,000)
                                                                                --------------    --------------

                                                                                $    1,420,000    $    1,225,000
                                                                                ==============    ==============


See notes to financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)



                                                                                                                  PERIOD FROM
                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED      JULY 31, 1992
                                                          SEPTEMBER 30                      SEPTEMBER 30           (INCEPTION)
                                               ------------------------------    ------------------------------      THROUGH
                                                   2004             2003             2004              2003      SEPTEMBER 30, 2004
                                               -------------    -------------    -------------    -------------    -------------
Revenues                                       $          --    $          --    $     150,000    $     300,000    $     856,000

Operating costs and expenses:
  General and administrative                         356,000          373,000        1,669,000        2,285,000       36,117,000
  Research and development                            10,000           30,000          116,000           69,000        7,947,000
  Impairment charge of certain patents                    --               --               --               --          189,000
                                               -------------    -------------    -------------    -------------    -------------

Total operating costs and expenses                   366,000          403,000        1,785,000        2,354,000       44,253,000
                                               -------------    -------------    -------------    -------------    -------------

Loss from operations before other income
  and expenses                                      (366,000)        (403,000)      (1,635,000)      (2,054,000)     (43,397,000)

Other income and expenses:
 Proceeds from sale of NMSX.com Common Stock              --           43,000               --          315,000          393,000
  Gain from sale of Novint Technologies
    Inc. common stock                                 26,000               --          535,000               --          535,000
   Gain on issuance of investee common stock              --               --          531,000               --          531,000
 Contract revenue                                         --           30,000           90,000           40,000        3,741,000
 Interest and other expenses                         (22,000)              --          (69,000)              --         (810,000)
 Interest income                                          --               --               --               --          169,000
 Equity in losses of investees                       (63,000)              --          (89,000)        (100,000)        (840,000)
Gain / (loss) on disposal of equipment                    --               --               --            4,000          (11,000)
                                               -------------    -------------    -------------    -------------    -------------

NET LOSS / COMPREHENSIVE LOSS                  $    (425,000)   $   (330,000)    $    (637,000)   $  (1,795,000)   $ (39,689,000)
                                               =============    =============    =============    =============    =============

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS
BASIC AND DILUTED LOSS PER HARE:
  Weighted average number of common shares
    outstanding                                  175,109,522      171,320,261      173,842,522      151,267,573
                                               =============    =============    =============    =============

Basic and diluted loss per share                       (0.00)           (0.00)           (0.00)           (0.01)
                                               =============    =============    =============    =============



See notes to financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                                 PERIOD FROM
(Unaudited)                                                                        NINE MONTHS ENDED           JULY 31, 1992
                                                                                     SEPTEMBER 30              (INCEPTION)
                                                                           --------------------------------       THROUGH
                                                                                2004              2003        SEPTEMBER 30, 2004
                                                                           --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $     (637,000)   $   (1,795,000)   $  (39,689,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Gain on sale of investments                                                  (536,000)         (315,000)         (953,000)
     Gain on issuance of investee common stock                                   (531,000)               --          (531,000)
    Common stock issued for services                                              357,000         1,511,000         5,828,000
    Preferred stock issued for services                                                --                --           598,000
    Stock options issued for services                                                  --            80,000         9,796,000
     Cashless stock option exercise                                               126,000                --           126,000
    Warrants issued for services                                                       --                --         2,532,000
    Convertible note issued for services                                           83,000                --            83,000
    Financing costs payable with common stock                                          --                --           191,000
    Loss of equity investee                                                        89,000           100,000           804,000
    Amortization of technology license                                                 --           145,000           537,000
    Amortization of patents                                                       156,000           147,000           608,000
    Loss on disposal of equipment                                                      --            16,000            26,000
    Impairment charge of certain patents                                               --                --           189,000
    Depreciation                                                                       --                --         1,721,000
    Changes in:
        Prepaid expenses and other assets                                          31,000           (92,000)          (53,000)
        Accounts payable and accrued expenses                                     592,000           (37,000)        2,515,000
                                                                           --------------    --------------    --------------

            Net cash provided by (used in)
              operating activities;                                              (270,000)         (240,000)      (15,672,000)
                                                                           --------------    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                                          (9,000)               --          (432,000)
    Purchase of investment                                                             --                --          (100,000)
    Proceeds from sale of equipment                                                    --             4,000            14,000
    Proceeds from sale of investments                                             564,000           315,000           957,000
                                                                           --------------    --------------    --------------

Net cash provided by (used in) investing activities                               555,000           319,000           439,000
                                                                           --------------    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                                                             --                --          (100,000)
Proceeds from note payable to stockholders                                        (25,000)               --         2,374,000
Proceeds from note payable - other                                                     --             3,000           415,000
Repayment of note payable - other                                                (300,000)         (122,000)         (435,000)
Net proceeds from issuance of preferred stock                                          --                --         3,569,000
Net proceeds from issuance of common stock                                             --            40,000         9,571,000
Loan repayment to preferred stockholder                                                --                --          (148,000)
Capital lease payments                                                                 --                --           (13,000)
Security deposit paid                                                              24,000                --            16,000
                                                                           --------------    --------------    --------------

Net cash provided by (used in) financing activities                              (301,000)          (79,000)       15,249,000
                                                                           --------------    --------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (16,000)               --            16,000
Cash and cash equivalents, beginning of period                                     56,000            68,000                --
                                                                           --------------    --------------    --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $       40,000    $       68,000    $       16,000
                                                                           ==============    ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                              $        3,000    $       23,000    $       17,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINACING ACTIVITIES:
    Fixed assets contributed to the company in exchange for
      Series A preferred stock                                                                                         45,000
    Issuance of 14,391,627 common shares to acquire intangible assets                                                  15,000
    Special distribution of 14,391,627 shares of common stock to
      stockholder in settlement of stockholder advances                                                               376,000
    Issuance of 7,200,000 common shares to acquire intangible assets                                                1,440,000
    Issuance of Series A preferred stock and warrants in settlement
      of note payable and accrued interest                                                                          1,830,000
    Issuance of 1,000,000 common shares to acquire intangible assets                                                1,000,000
    Issuance of 100,000 common shares to acquire furniture and fixtures                                                49,000
    Issuance of 78,000 common shares in satisfaction of accrued expenses                                               15,000
    Issuance of 10,500 common shares to acquire furniture and fixtures                                                 40,000
    Issuance of 1,400,000 of common shares to acquire Teneo Computing                                                 785,000
    Issuance of 1,000,000 of common shares to purchase 42% of Novint
    Technologies                                                                                                      561,000



SEE NOTES TO FINANCIAL STATEMENTS

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIAIRES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE B - GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at September 30, 2004, had an accumulated deficit of $44,696,000. For the nine months ended September 30, 2004, the Company sustained a net loss of $637,000. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

                           MANHATTAN SCIENTIFICS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

[5] ADVERTISING EXPENSES:

The Company expenses advertising costs which consist primarily of promotional items and print media, as incurred. Advertising expenses amounted to $2,000, $0 and $84,000 for the nine months ended September 30, 2004 and 2003 and for the cumulative period July 31, 1992 (inception) through September 30, 2004, respectively.

                           MANHATTAN SCIENTIFICS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

[7] INVESTMENTS:

The Company records its investment in Novint at cost and uses the equity method of accounting to record its proportionate share of Novint's net income or loss. During 2004, Novint issued common stock pursuant to a private placement, as a result, the Company has recorded a gain on issuance of investee common stock of $531,000. For the nine months ended September 30, 2004, the Company has sold certain shares in Novint and has recorded a gain on sale of those shares of $564,000. In addition for the nine months ended September 30, 2004, the Company has recorded an equity in loss of investee of $89,000, representing the Company's share of Novint's current losses. As of September 30, 2004, the Company owned 3,200,912 shares of Novint common stock or 22.6%.

In October 2002, the Company's ownership interest in NMXS.com Inc. fell below 20% and as a result the Company discontinued the equity method of accounting. The Company has divested itself of all NMXS.com, Inc. common stock and as of December 31, 2003 the Company no longer has any direct investment in NMXS.com, Inc.

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

                           MANHATTAN SCIENTIFICS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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



                                                                For the Three Months                   For the Nine Months
                                                                  Ended September 30                      Ended September 30
                                                               2004             2003                2004              2003
                                                          ------------      ------------        ------------      ------------
Reported net loss                                         $   (425,000)     $   (330,000)       $   (637,000)     $ (1,795,000)
Stock-based employee compensation expense included in               --            21,000                  --           162,000
reported net loss, net of related tax effects

Stock-based employee compensation determined under
   the fair value based method, net of
   related tax effects                                              --           (76,000)                 --          (230,000)
                                                          ------------      ------------        ------------      ------------
Pro forma net loss                                        $   (425,000)     $   (385,000)       $   (637,000)     $ (1,863,000)
                                                          ============      ============        ============      ============

Basic and diluted loss per share:
   As reported                                            $       (.00)     $       (.00)       $       (.00)     $       (.01)
                                                          ============      ============        ============      ============
   Pro forma                                              $       (.00)     $       (.00)       $       (.00)     $       (.01)
                                                          ============      ============        ============      ============

                           MANHATTAN SCIENTIFICS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

NOTE D - INVESTMENTS IN NOVINT

At September 30, 2004, the Company owns approximately 22.6% of Novint. During the year ended December 31, 2003, the Company recorded a loss of $100,000 pursuant to its ownership interest in Novint. The following is a summary of financial data regarding financial position and results of operations derived from the September 30, 2004 financial statements of Novint as of September 30, 2004.



         --------------------------------------------------------------------
         Current assets (including cash $1,521,000)                $1,560,000
         --------------------------------------------------------------------
         Property and equipment                                       143,000
         --------------------------------------------------------------------
         Other assets                                                 124,000
                                                                   ----------
         --------------------------------------------------------------------
                                                                   $1,827,000
                                                                   ==========
         --------------------------------------------------------------------
         Liabilities                                               $    --
         --------------------------------------------------------------------
         Capital                                                    1,827,000
                                                                   ----------
         --------------------------------------------------------------------
                                                                   $1,827,000
                                                                   ==========
         --------------------------------------------------------------------
         Revenue                                                   $  199,000
         --------------------------------------------------------------------
         Net/Loss                                                  $  999,000
                                                                   ==========
         --------------------------------------------------------------------

In the first quarter of 2004, the Company sold 680,000 shares of its common stock in Novint Technologies, Inc. for $442,000. In the second quarter of 2004, the Company sold 132,449 shares of its common stock in Novint Technologies for $87,000. In July 2004, the Company sold an additional 54,000 shares of its common stock of Novint Technologies, Inc. for $35,000.

                           MANHATTAN SCIENTIFICS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

The Company's computation of dilutive net loss per share for the three and nine months ended September 30, 2004 and 2003 does not assume any exercise of options or warrants or shares issuable upon conversion of the series B preferred stock and common shares, respectively, as their effect is antidilutive.

NOTE F - NOTES PAYABLE - OTHER

In March 2004, the Company paid in full, this $300,000 loan from a third party financial institution. During 2004 the Company issued a number of convertible promissory notes totaling $83,000 for services performed. The notes have a one year maturity date, are non interest bearing and upon maturity will convert into shares of the Company's common stock at the then current per share price, unless the Company prepays the outstanding amount.

NOTE G - CAPITAL TRANSACTIONS

In March 2004, the Company issued 1,668,000 shares for services rendered valued at $0.155 per share or $259,000, and in May issued 400,000 shares for services rendered valued at $.145 per share or $58,000, and in August 2004 issued 500,000 shares for services rendered valued at $.08 per share or $40,000 which has been included in the statement of operations for the nine months ended September 30, 2004. In May 2004, one board member exercised 1,000,000 options on a cashless basis in exchange for 866,000 shares of common stock, this resulted in a charge of $126,000, which has been included in the statement of operations for the nine months ended September 30, 2004.

NOTE H - RELATED PARTY TRANSACTIONS

The law firm of one director received approximately $27,000 and $20,000 of compensation for legal services rendered to the Company during the nine months ended September 30, 2004 and 2003, respectively.

The accounting firm of one of our directors received approximately $55,000 and $35,000 of compensation for accounting services rendered to the Company during each of the nine months ended September 30, 2004 and 2003, respectively.

NOTE I - SUBSEQUENT EVENTS

In November 2004, the Company obtained a loan from a third party in the amount of $200,000. The loan bears interest at a rate of 8% per annum and matures in November of 2006. The loan is collaterized by 500,000 shares of the Company's common stock of Novint Technologies, Inc. In addition, the Company issued 4,000,000 warrants at an exercise price of $0.05 per share. The fair market value on the date of issuance is estimated to be $200,000 which will be treated as a debt discount and amortized over the life of the debt.

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

As of September 30, 2004, we had an accumulated loss since inception, 1992, of $39,689,000. Included in this accumulated loss are charges amounting to approximately $19,133,000 relating to the issuance of equity instruments for services and approximately $6,700,000 from Tamarack prior to our acquisition of Tamarack. We expect operating losses to continue for the foreseeable future because we will be continuing to fund research and development efforts as well as general and administrative expenses, although the commercialization process has begun on three of the Company's four technology investments.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004 TO THREE MONTHS ENDED SEPTEMBER 30, 2003.

NET LOSS. We reported a net loss of $425,000, or $.00 per common share, basic and diluted, for the three months ended September 30, 2004, versus a net loss of $330,000, or $.00 per common share, basic and diluted, for the three months ended September 30, 2003. The increase of $95,000, or 29%, resulted from our increase in equity loss of investee.

REVENUES. We had no revenues for the three months ended September 30, 2004 and no revenues for the three months ended September 30, 2003.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the three months ended September 30, 2004 totaled $366,000, a decrease of $37,000, or 10%, versus costs and expenses of $403,000 for the three months ended September 30, 2003. These costs and expenses are detailed below.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $356,000 for the three months ended September 30, 2004, which consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $373,000 for the three months ended September 30, 2003. This decrease of $17,000, or 5%, is primarily a result of the fact that, in 2003, we recorded charges for the issuance of stock and stock options for services, whereas in the fiscal 2004 period, we issued significantly less stock for services. We anticipate no significant change in general and administrative expenses in the near future.

RESEARCH AND DEVELOPMENT. Research and development expenses were $10,000 for the three months ended September 30, 2004, which consisted of amortization of patents and contract research services. Research and development expenses amounted to $30,000 for the three months ended September 30, 2003, a decrease of $20,000, or 67%.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2004 TO NINE MONTHS ENDED SEPEMBER 30, 2003.

NET LOSS. We reported a net loss of $637,000, or $.00 per common share, basic and diluted, for the nine months ended September 30, 2004, versus a net loss of $1,795,000, or $.01 per common share, basic and diluted, for the nine months ended September 30, 2003. The decrease of $1,158,000, or 65%, resulted from our decreased issuance of common stock for services. In addition, we had a gain of $535,000 from the sale of our shares in Novint Technologies, Inc., whereas in fiscal 2003, we received $273,000 from the sale of our common stock in NMXS.com. Novint also issued common stock in a private placement, which resulted in a gain on issuance of $531,000.

REVENUES. We had revenues of $150,000 for the nine months ended September 30, 2004 and $300,000 of revenues for the nine months ended September 30, 2003. These revenues were a result of the Company licensing its midrange fuel cell technology.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the nine months ended September 30, 2004 totaled $1,785,000, a decrease of $569,000, or 24%, versus costs and expenses of $2,354,000 for the nine months ended September 30, 2003. These costs and expenses are detailed below.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,669,000 for the nine ended September 30, 2004, which consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $2,285,000 for the nine months ended September 30, 2003. This decrease of $616,000, or 27%, is primarily a result of the fact that, in 2003, we recorded charges for the issuance of stock and stock options for services, whereas in the fiscal 2004 period, we issued significantly less for services. We anticipate no significant change in general and administrative expenses in the near future.

RESEARCH AND DEVELOPMENT. Research and development expenses were $116,000 for the nine months ended September 30, 2004, which consisted of payments on research and development agreements with various contractors and amortization of patents. Research and development expenses amounted to $69,000 for the nine months ended September 30, 2003. This increase of $47,000, or 68% resulted from our contract with the United States Department of Defense in the amount of $90,000. In addition, we had contract revenue related to this contract in the amount of $90,000. We expect research and development costs to increase as we develop our existing technologies and acquire or license new ones.

LIQUIDITY AND PLAN OF OPERATIONS

We are a development stage company and are in the technology acquisition and development phase of our operations. Accordingly, we have relied primarily upon private placements and subscription sales of stock to fund our continuing activities and acquisitions. To a limited extent, and as described below, we have also relied upon borrowing from the Company's two senior officers, CEO Maslow and COO Harrod, and through a bank guarantee made by Mr. Maslow of a traditional loan which we recently retired. Until we generate revenue from sales and licensing of technology, or receive a large infusion of cash from a potential strategic partner or through the efforts of an investment banker, we intend to continue to rely upon these methods and the limited sales of our shares or other assets, which has become increasingly difficult with our low share price, to fund operations during the next year.

Our significant assets include our portfolio of intellectual property relating to various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, and 3,200,912 shares of common stock of Novint Technologies, Inc.; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

Stockholders' equity totaled a deficit of $1,314,000 on September 30, 2004 and the working capital was a deficit of $2,649,000 on such date.

We do not expect any significant change in the total number of employees in the near future. We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next 12 months, although we have no agreements regarding any such technologies as of the date of this Report.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of September 30, 2004, we had $40,000 in cash. As of September 30, 2003, we had $56,000 in cash. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, borrowing as appropriate, and our cash on hand. However, we do not know if those resources will be adequate to cover our capital requirements.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On June 10, 2004, we filed a complaint in the New York State Supreme Court against NMXS.Com, Inc. for breach of contract for their refusal to honor the exercise of warrants that were issued to us in 2001 for full and fair consideration. We have also asserted a claim for tortious interference with contract against the Chief Executive Officer of NMXS.Com, Inc., Richard Govatski. The warrants were issued pursuant to a written agreement and the issuance was reported several times in the public filings of both companies, without contention. We are seeking damages in an amount to be determined at trial, but not less than $1.5 million. The defendants have answered and asserted counterclaims which we believe to be unmeritorious. The lawsuit is currently pending.

ITEM 2. CHANGES IN SECURITIES.

In August 2004, the Company issued 500,000 shares to a consultant for services rendered with a total value of $40,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

(2)   Filed herewith.

(b) The following reports on Form 8-K were filed during the quarter ended September 30, 2004:

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Manhattan Scientifics, Inc., a Delaware corporation





Date: November 18, 2004                 /s/ Marvin Maslow
                                        ----------------------------------------
                                        Marvin Maslow,
                                        Chief Executive Officer and Principal
                                        Financial Officer