Form 10KSB
period 2004-12-31
MANHATTAN SCIENTIFICS INC
filed 2005-04-15
CIK 1099132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______.
                        Commission File Number 000-28411

                           MANHATTAN SCIENTIFICS, INC.
                           ---------------------------
                 (Name of small business issuer in its charter)
                Delaware                                  850460639
                --------                                  ---------
   (State or other jurisdiction of            I.R.S. Employer Identification No.
    incorporation or organization)

405 Lexington Avenue, 32nd Floor, New York, New York        10174
 ---------------------------------------------------       --------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure is contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $240,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2005: 179,198,796 shares of common stock.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of March 24, 2005: $7,108,727

Transitional Small Business Disclosure Format (check one)    Yes [ ]  No [X]

                                TABLE OF CONTENTS

PART I                                                                      Page
Item 1.   Description of Business                                             3

Item 2.   Description of Properties                                          16

Item 3.   Legal Proceedings                                                  16

Item 4.   Submission of Matters to a Vote of Security Holders                16

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters           17

Item 6.   Management's Discussion and Analysis or Plan of Operations         23

Item 7.   Financial Statements                                               F-1

Item 8.   Changes In and Disagreements with Accountants on Accounting and
             Financial Disclosure                                            27

Item 8A.  Controls and Procedures                                            27

Item 8B   Other Information                                                  28

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act               28

Item 10.  Executive Compensation                                             30

Item 11.  Security Ownership of Certain Beneficial Owners and Management
              And Related Stockholder Matters                                32

Item 12.  Certain Relationships and Related Transactions                     33

Item 13.  Exhibits and Reports on Form 8-K                                   34

Item 14.  Principal Accountant Fees and Services                             26

                           Forward Looking Statements

         This Form 10-KSB contains "forward-looking" statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which we may participate, competition within our chosen industry, including competition from much larger competitors, technological advances, and the failure by us to successfully develop business relationships. In addition, these forward-looking statements are subject, among other things, to our successful completion of the research and development of our technologies; successful commercialization and mass production of, among other things, the micro fuel cell, mid-range fuel cell, and haptics Internet applications; successful protection of our patents; and effective significant industry competition from various entities whose research and development, financial, sales and marketing and other capabilities far exceeds ours. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         Manhattan Scientifics, Inc., a development stage company, previously operated as a technology incubator that sought to acquire, develop and commercialize life-enhancing technologies in various fields, with emphasis in the areas of alternative energy, and consumer and commercial electronics. In that capacity, we have previously identified emerging technologies through strategic alliances with scientific laboratories, educational institutions, and scientists and leaders in industry and government.

         We have worked to develop and commercialize three technologies:

          o Micro fuel cell technology, which is designed to become an ultra efficient miniature electricity generator that converts hydrogen into electricity by chemical means, for portable electronic devices, including cellular telephones, as a substitute for lithium ion and other batteries in common use today. We believe this technology has the potential to significantly increase product use life over current state-of-the-art battery technologies.

          o Mid-range fuel cell technology, which is an ultra efficient medium-size electricity generating device that converts hydrogen into electricity, with potential applications including personal transportation, cordless appliances, power tools, wheelchairs, bicycles, boats, emergency home generators, military field communications and laptop computers.

          o Haptics "Touch and Feel" computer applications, which is a technology that allows computer users to be able to touch and feel any objects they see on their computer screen with the aid of special "mouse." Detailed texture, object-weight, stickiness, viscosity and object density can be "felt" or sensed. Management believes this haptics technology may become disruptive and may positively impact the way computers are used everywhere by introducing the ability to "touch."

            We are no longer engaged in development and commercialization of Holographic data storage technologies (technologies for the storage and retrieval of data in the form of holographically stored light patterns, rather than magnetic). The Company sold its portfolio of approximately 21 patents surrounding these inventions during 2002 for cash and a warrant to purchase 238,998 shares of the buyer's junior preferred stock. We exercised this warrant during 2004.

        In addition, at December 31, 2004, we owned warrants to purchase 1,500,000 shares exercisable at $0.50 per share, of common stock of NMXS.Com, Inc.(f/k/a New Mexico Software, Inc.), a public company that owns, develops and markets what it believes to be fast and efficient Internet technologies for the management of digital images. The warrants are presently the subject of a litigation we brought against the issuer (see note at "Legal Proceedings").

         We are also working to develop corporate opportunities to benefit our shareholders; however, other than as set forth in this document, we have not executed agreements or finalized arrangements for any other technologies or opportunities as of the date of this Form 10-KSB.

OUR DEVELOPMENT MODEL

         Our goal has been to influence the future through the development of potentially disruptive or sea-change technologies. Our business model has previously been to: (i) identify significant technologies, (ii) acquire them,
(iii) secure the services of inventors, engineers or other staff who were instrumental in their creation, (iv) provide or contract for suitable work facilities, laboratories, and other aids where appropriate, (v) prototype the technologies to demonstrate "proof of principle" feasibility, (vi) secure patent and or other intellectual property protection, (vii) secure early customers for product trials where appropriate, and (viii) commercialize through licenses, sales or cooperative efforts with other manufacturing and distribution firms.

         Presently, our business model is concentrated in the area of commercialization of our technologies in the alternative energy field, with emphasis on potential opportunities in Asia, and we have essentially become a single purpose company in this regard.

         In addition to technology commercialization, we have sought to develop appropriate corporate opportunities from time to time for the benefit of the Company and its stockholders.

         Since our technologies are still in their development phase, we have generated only limited revenues. As such, the need for operating and acquisition capital is a continuous concern requiring the ongoing efforts of our management. The Company is not a large capital-user and has raised approximately $9.7 million capital since 1998. During 2004, we sold 928,590 shares of Novint common stock for cash and services raising approximately $565,000. Nevertheless there is need to continue to raise capital on an as needed basis through private placements, registered public offerings, debt, and/or other financing vehicles. Raising capital was more difficult in 2004 than in the past due to the general economic downturn of 2001-2003 and the residual effects of the September 11 terrorist attacks on the World Trade Center buildings in New York and the Pentagon in Washington D.C. and the subsequent military actions. The economic downturn made it difficult for small technology concept companies, without significant revenues or earnings to raise capital. Our management intends to work diligently to continue to raise capital for the Company.

         We utilize the intellectual property sale/licensing model, and not a production model, though management is opportunistic and is open to explore all methods leading to commercializing our technologies. We intend to consider all appropriate avenues for the commercialization of our technologies.

OUR TECHNOLOGIES

1. FUEL CELL TECHNOLOGIES

         We have conducted research to develop both micro and mid-range fuel cell technologies. A micro fuel cell is a high-energy miniature power source that converts alcohol or hydrogen into electricity. A mid-range fuel cell is a high power density medium sized power source that converts hydrogen into electricity. Fuel cells create electricity not by burning fuel, but by the process of electrochemically arranging the fuel's atoms to produce an electric current. Water or water vapor and in some cases carbon dioxide are the only emissions. In addition to producing harmless emissions, certain fuel cells have the potential to be an alternative to traditional energy sources because they use methanol and other sources of hydrogen as fuels. Methanol can be produced inexpensively from a variety of plant sources and is considered a renewable resource. Generally, methanol is regarded to be stable and safe although it is considered to be toxic in certain countries.

         We have acquired technologies in the fields of both micro fuel cell and mid-range fuel cells.

MICRO FUEL CELL TECHNOLOGY

         We believe that micro fuel cell-based power sources have the potential to replace and/or supplement conventional batteries as a charger to provide portable power sources. If perfected, we believe micro fuel cell technology could supply energy to consumer electronic products such as cellular phones, pagers, and other microelectronic devices more efficiently than conventional batteries. We believe micro fuel cells would be re-fuelable with insignificant amounts of methanol and water or other fuels and would significantly increase available energy over current state-of-the-art battery technology which has a fixed fuel supply. Until recently, fuel cell technology had not been practical for consumer electronics because of the size of the devices necessary to produce electrical energy. We believe that new materials and miniaturization technology have the potential to make micro fuel cell technology commercially feasible.

         In 1998, we demonstrated a pre-prototype of our micro fuel cell technology by completing a fuel-cell driven cellular telephone call. In 1999, we demonstrated that an eight cell array, which is approximately the size of a credit card, running on methanol and water, was able to run a pager. We were also selected by Industry Week Magazine that year to receive a Technology of the Year Award in recognition of our work on the micro fuel cell. During 2000, we developed a test micro fuel cell that achieved a specific energy output three times greater than standard lithium ion batteries then in use for cellular telephones. We also introduced a working prototype of a portable cell phone charging system at an international fuel cell symposium. We have pursued the development of safe and convenient fueling ampoules (patents pending) with fuels such as methanol and hydrogen. Hydrogen supplied from a packaged chemical hydride device has been demonstrated as a way of obtaining higher power performances from miniature portable fuel cells. We have demonstrated a working 16-cell array of fuel cells, the size of a business card, built on a single plastic substrate with vacuum and spray depositions, as a prototype of mass-produced fuel cells. During 2001, we had six new patents issued in various countries, including the U.S., continued and expanded our scope of research and development of this technology, and demonstrated various fuel cells arrays, including a hydrogen-powered portable cell-phone charger holster. During 2002 and 2003, notwithstanding scarcity of funding as a result of general economic conditions, we made incremental improvements in power density using both methanol and hydrogen as fuel sources, and were able to operate fuel cells at higher temperatures. We also were issued two new U.S. patents, six international patents, and we attended various fuel cell conferences. During 2003, we determined one of solar patents we had acquired from the inventor of the micro fuel cell was impaired and we expensed approximately $189,000 because of such impairment. This impairment was a result the patent only having approximately nine years of protection remaining which diminishes the present value to the Company. Additionally, we have not kept pace with the steady growth of the solar photovoltaic industry during the past six years as we have chosen to focus our limited resources on the fuel cell inventions and patents which we are pursuing. In 2003, we updated our contractual arrangement with the inventor of the micro fuel cell. The new arrangement replaces previous agreements and provides for the cross-licensing of new micro fuel cell technology with the inventor, the non-exclusive licensing of existing micro fuel cell technology to the inventor, rights of first refusal by the inventor to repurchase its technologies in the event we decide to sell those technologies, provision of ongoing services to us by the inventor, and clearance of amounts owed, among other things. We anticipate that we will attempt to secure licensing, sale, and/or manufacturing and distribution arrangements with third parties in the future. Since the beginning of our development of the micro fuel cell technology, significant, well-capitalized competitors in Japan, Europe, Canada and the United States have entered this field. As a result of the shortage of available capital, no additional investment or further resulting progress was made in the micro fuel cell technology during 2004.

         In 2005, Energy Related Devices, Inc. purported to enter into sublicense agreements of the micro fuel cell technologies with two companies. The status and enforceability of those documents is under review.

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

          In 2004, we concluded a non-exclusive world wide license agreement with a Singapore company with operations in Shanghai, China to manufacture and sell the mid range fuel cell technology. The license included an up front license fee, royalty on product sold, gross revenue sharing on non fuel cell products and an equity interest in the company. We have completed transfer of the technology to the Singapore company and they have been building engineering models over the last several months. Our licensee has made an effort to productionize and cost reduce the baseline design. Major efforts have also been expended to develop a customer base in the electric bicycle and scooter markets. In order to carry the product into production, a strong effort has been made to raise working capital for additional cost reduction and to build a low rate "pilot production" capability. We also successfully delivered to the U.S. Department of Defense Army 700 watt fuel cells during 2004. The Department of Defense installed it's unit in a "Segway" personal transportation vehicle for demonstration and the Army is currently evaluating its unit as a portable battery charger.

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

2. HAPTICS "TOUCH AND FEEL" INTERNET APPLICATIONS (NOVINT TECHNOLOGIES, INC.)

         During 2000, we acquired exclusive licenses and sublicenses to certain haptics Internet applications from Novint Technologies, Inc. Haptics is an emerging technology that allows computer users to have the physical sensation of manipulating and touching objects on a computer screen as if they were three-dimensional, using a special mouse. Detailed texture and viscosity can be sensed, among many other aspects of touch. We also acquired 36,606 shares of Novint Technologies, Inc. common stock, and contracted with the developer of the licensed technology to perform research and development of the licensed applications for contract payments of $1,500,000. In May 2001, we acquired Teneo Computing, Inc., a private corporation with rights to certain haptics applications for dental simulation and oil and gas exploration. We licensed these rights exclusively to Novint in exchange for various enhanced and amended license rights with Novint in the areas of Internet applications and interactive applications. We also acquired an additional 4,066 shares of Novint common stock, increasing our ownership in Novint to 40,672 shares, subsequently split into 4,067,200 shares. For accounting purposes, we have treated the acquisition of the Novint common stock as one transaction. During 2001, Novint worked to develop and begin commercialization of the dental simulation and oil and gas exploration applications, among other things. During 2004, we sold 928,590 shares of Novint common stock for cash and services raising approximately $565,000. As of December 31, 2004, we own 3,138,610 shares of Novint common stock.

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

          In 2004, Novint continued to develop products and applications in the haptics field, including a mass-market 3D touch hardware device called the Novint "Falcon." Novint expanded its team to 16 people, and was awarded several new contracts. Novint also filed a registration statement on Form SB-2 with the Securities and Exchange Commission (the "SEC"). In early 2005, Novint received significant national and international media coverage when it exhibited at a technology trade show known as the Demo Conference in Scottsdale Arizona.

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

          On May 17, 2004, Novint filed a registration statement on Form SB-2 with the SEC. Novint has subsequently filed amendments to the registration statement with the SEC and is currently in negotiations with the SEC to have the registration statement become effective.


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

4. DIGITAL IMAGE MANAGEMENT TECHNOLOGY (INVESTMENT IN NMXS.COM, INC.)

         At December 31, 2004, we owned warrants to acquire 1,500,000 shares at an exercise price of $0.50 per share, of the common stock of NMXS.Com, Inc., a public company located in Albuquerque, New Mexico. The options were acquired in 2001. NMXS.Com markets Internet technology-based software for the high-speed transmission of high-resolution graphic images, video clips and audio recordings, among other things. NMXS.Com's proprietary software provides image archiving, asset packaging, data mining and secure commerce over the Internet transaction capabilities.

         We believe NMXS.Com is positioned to capitalize on the growing trend of businesses converting their photographs, drawings, artwork and other visual images into formats that can be stored and retrieved electronically. The company provides solutions particularly suited to companies seeking to develop a presence on the Internet or become involved in conducting business over the Internet.

          In 2004, we commenced an action against NMXS.Com, Inc. and its CEO based on their failure to honor our exercise of certain warrants. The case caption of that action is Manhattan Scientifics, Inc. v. NMXS.Com, Inc. and Richard Govatski, Supreme Court, New York Country, Index No. 601793/04. Counterclaims to set aside the warrants have been asserted against us in this action. By Notice of Motion dated August 16, 2004, the individual defendant, NMXS.Com's CEO, moved to dismiss the claims as against him individually for lack of personal jurisdiction. That motion is sub judice before the Court. By Notice of Motion dated October 8, 2004, we moved to dismiss the aforesaid counterclaims on various grounds. That motion is also sub judice before the Court.

COMPETITION

         The markets in which we compete are highly competitive and constantly evolving. We face competition from leading researchers and manufacturers worldwide. For example, in the last few years there has been a much greater interest in using fuel cells as an energy source for practical, lower powered applications such as automobiles and portable electronic devices. In addition, Ford Motor Company has indicated it will contribute several hundred million dollars as part of a global alliance with other entities to develop automotive engines powered by fuel cells.

        By reason of the innovative nature of the technologies we are developing, and the yet unproven markets for such technologies, the markets in which we compete may have barriers to entry. These include the perception of fuel cell technologies in general by the investment community, the costs associated with creating the infrastructure necessary for delivery of hyrdrogen and other fuels, and the general condition of the economy. There are others working toward similar objectives in order to penetrate these markets and we anticipate additional companies will pursue the same goals. Those whose efforts we are aware of include, without limitation, Medis El, Inc., MTI, Samsung, Toshiba, and Smart Fuel Cells in the area of micro fuel cells; and Ballard (now our licensee), Prononex Technologies, Plug Power, Inc., Palcan, Inc., and MTI, Inc. in the area of mid-range fuel cells.

          We believe that the principal competitive factors in our technology markets include without limitation:

          o    capitalization;

          o    cost of product;

          o    type of fuel (hydrogen, methanol);

          o    first to market with product in market segment;

          o    strong intellectual portfolio;

          o    product life/reliability;

          o    strong customer base;

          o    strong manufacturing and supplier relationships; and

          o    benchmark power density and energy efficiency.

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

EMPLOYEES

         As of December 31, 2004, we had two full-time employees, both in general management. Most of our research and development work has been performed by employees of our various research and development independent contractors (see below). We have historically indirectly funded the salaries of these individuals through our contract research and development payments to their employers. Although not technically our employees, we have considered these individuals to be an integral part of our research and development team.

         None of our employees is a member of any union or collective bargaining organization. We consider our relationships with employees to be good.

         As noted above, a significant portion of our research and development has been performed by independent contractors from whom we acquired or licensed certain technologies, and their various employees. As of December 31, 2004, we had three independent contractors conducting research and development for us. Robert Hockaday, the inventor of the micro fuel cell, has performed research and development under contract through his company Energy Related Devices, Inc. The inventor of the mid-range fuel cell technology we acquired, Dr. Arthur Koschany, also performs research and development under contract. Thomas Anderson, one of the developers of haptics "touch and feel" Novint technologies, also has performed research and development under contract through his company, Novint Technologies, Inc. Our independent contractors utilize a number of their own various employees to satisfy their research and development obligations to us, and their employees are considered to be part of our research and development team.

COMPANY HISTORY

         Manhattan Scientifics, Inc., a Delaware corporation, was formed through a reverse merger involving a public company in January 1998. The public company was incorporated in Delaware on August 1, 1995 under the name Grand Enterprises, Inc. ("Grand"). Grand was initially organized to market an unrelated patented product, but subsequently determined that its business plan was not feasible. In January 1998, Grand effected the reverse merger in a transaction involving Projectavision, Inc., another public company that was founded by Marvin Maslow, our Chief Executive Officer. Projectavision was the owner of approximately 98% of Tamarack Storage Devices, Inc., a privately-held Texas corporation formed in 1992 to develop and market products based on the holographic data storage technology described above. In January 1998, Grand formed a wholly-owned subsidiary named Grand Subsidiary, Inc. Grand Subsidiary and Tamarack merged, Tamarack being the surviving corporation, and via the merger, Tamarack became a subsidiary of Grand. As consideration for merging Tamarack with Grand Subsidiary, Grand gave Projectavision and the other stockholders of Tamarack 44,000,000 shares of our common stock. In addition, in exchange for a note payable of $1.5 million plus accrued interest of $330,000 due to Projectavision from Tamarack, Grand gave Projectavision 182,525 shares of its Series A Preferred Stock and a warrant to purchase 750,000 shares of our common stock at an exercise price of $0.10 per share, exercisable at any time prior to January 7, 2008, which warrant as of the date of this Form 10-KSB, remains unexercised and outstanding. Mr. Maslow, our Chief Executive Officer, purchased the warrant from Projectavision for $25,000. The Series A Preferred Stock was subsequently converted into 9,435,405 shares of our common stock. In connection with this transaction, new personnel assumed the management of Grand, former management resigned, and Grand changed its name to Manhattan Scientifics, Inc.

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

WE MAY LOSE OUR ABILITY TO MAINTAIN DIRECTORS' AND OFFICERS' INSURANCE WHICH COULD HAVE AN ADVERSE AFFECT ON OPERATIONS.

We have struggled to maintain adequate directors' and officers' insurance for our management. The coverage is maintained at limited levels and carries a large deductible cost to be born by the directors and officers. In light of Sarbanes-Oxley Act of 2002, it has become increasingly difficult for small-capitalized public companies to obtain such insurance at a reasonable cost. If we are unable to maintain such insurance could lead to the loss of one or more officers and directors which would have a material adverse effect on our operations and our ability to function as a public entity.

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

OUR MANAGEMENT IS ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER ALL MATTERS REQUIRING SHAREHOLDER APPROVAL.

Our existing directors, executive officers, and their respective affiliates are the beneficial owners of 22.6% of the outstanding shares of common stock and common stock equivalents, including convertible stock options. As a result, our existing directors, executive officers, principal shareholders and their respective affiliates, if acting together, would be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

WE MAY BE SUBJECT TO LITIGATION WHICH COULD EXHAUST OUR LIMITED FUNDS, HAVE A NEGATIVE EFFECT ON OUR SHARE PRICE AND INHIBIT OUR ABILITY TO OPERATE.

In 2004, we commenced an action against NMXS.Com, Inc. and its CEO based on their failure to honor our exercise of certain warrants. The case caption of that action is Manhattan Scientifics, Inc. v. NMXS.Com, Inc. and Richard Govatski, Supreme Court, New York Country, Index No. 601793/04. Counterclaims to set aside the warrants have been asserted against us in this action. By Notice of Motion dated August 16, 2004, the individual defendant, NMXS.Com's CEO, moved to dismiss the claims as against him individually for lack of personal jurisdiction. That motion is sub judice before the Court. By Notice of Motion dated October 8, 2004, we moved to dismiss the aforesaid counterclaims on various grounds. That motion is also sub judice before the Court.

THE COMPANY'S LARGEST SHAREHOLDER FILED FOR BANKRUPTCY IN 2003 WHICH COULD HAVE A NEGATIVE EFFECT ON OUR SHARE PRICE AND INHIBIT OUR ABILITY TO OPERATE.

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

THE TRADING PRICE OF OUR COMMON STOCK MAY DECREASE DUE TO FACTORS BEYOND OUR CONTROL.

The trading price of our common stock is subject to significant fluctuations in response to numerous factors, including without limitation:

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

      o     developments or disputes concerning our intellectual property.

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

LIMITED PUBLIC MARKET FOR OUR COMMON STOCK MAY AFFECT OUR SHAREHOLDERS' ABILITY TO SELL OUR COMMON STOCK.

Our Common Stock currently is traded on NASDAQ's Over-The-Counter Bulletin Board, which is generally considered to be a less efficient market than national exchanges. Consequently, the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, difficulties in obtaining price quotations, reduction in security analysts' and the new media's coverage of us, if any, and lower prices for our securities than might otherwise be attained. This circumstance could have an adverse effect on the ability of an investor to sell any shares of our common stock as well as on the selling price for such shares. In addition, the market price of our common stock may be significantly affected by various additional factors, including, but not limited to, our business performance, industry dynamics or changes in general economic conditions.

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

WE ARE SUBJECT TO THE PROVISIONS OF THE DELAWARE BUSINESS COMBINATION ACT, WHICH COULD DISCOURAGE OR PREVENT A POTENTIAL TAKEOVER OF OUR COMPANY THAT MIGHT OTHERWISE RESULT IN YOU RECEIVING A PREMIUM OVER THE MARKET PRICE FOR YOUR COMMON SHARES.

As a Delaware corporation, we are subject to the Delaware Business Combination Act which precludes a shareholder who owns 15% or more of our shares from entering into a "business combination" involving our company for a period of three years, unless (1) our board of directors approves the combination before the shareholder acquires the 15% interest; (2) the interested shareholder acquires at least 85% of our shares as part of the transaction in which he acquired the initial 15%, excluding shares owned by our officers who are also directors and voting stock held by employee benefit plans; or (3) the combination is approved by our board of directors by a majority vote and two-thirds of our other shareholders at a duly called shareholders' meeting. A "business combination" is defined as (1) a merger or consolidation requiring shareholder approval, (2) the sale, lease, pledge, or other disposition of our assets, including by dissolution, having at least 50% of the entire asset value of our company, or (3) a proposed tender or exchange offer of 50% or more of our voting stock.


THE ELIMINATION OF MONETARY LIABILITY AGAINST OUR DIRECTORS, OFFICERS AND EMPLOYEES UNDER OUR CERTIFICATE OF INCORPORATION AND THE EXISTENCE OF INDEMNIFICATION RIGHTS TO OUR DIRECTORS, OFFICERS AND EMPLOYEES MAY RESULT IN SUBSTANTIAL EXPENDITURES BY OUR COMPANY AND MAY DISCOURAGE LAWSUITS AGAINST OUR DIRECTORS, OFFICERS AND EMPLOYEES.

Our certificate of incorporation contains provisions which eliminate the liability of our directors for monetary damages to our company and shareholders to the maximum extent permitted under Delaware corporate law. Our bylaws also require us to indemnify our directors to the maximum extent permitted by Delaware corporate law. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees, even though such actions, if successful, might otherwise benefit our company and shareholders. To the extent indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of our company under the above provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.


ITEM 2. DESCRIPTION OF PROPERTY

         Our principal executive office is at 405 Lexington Avenue, New York, New York. We lease approximately 300 square feet of office space on a month-to-month basis. The aggregate rental cost for this office space was $12,000 in 2004.

         In 2003, we relinquished our space at 127 Eastgate Industrial Park, Los Alamos, New Mexico. We will still have a presence in New Mexico, as the inventor of the micro fuel cell has agreed to provide us with space in our updated contractual arrangement with him.

         We believe our facilities are adequate for our current and planned business operations.

ITEM 3. LEGAL PROCEEDINGS

         In 2004, we commenced an action against NMXS.Com, Inc. and its CEO based on their failure to honor our exercise of certain warrants. The case caption of that action is Manhattan Scientifics, Inc. v. NMXS.Com, Inc. and Richard Govatski, Supreme Court, New York Country, Index No. 601793/04. Counterclaims to set aside the warrants have been asserted against us in this action. By Notice of Motion dated August 16, 2004, the individual defendant, NMXS.Com's CEO, moved to dismiss the claims as against him individually for lack of personal jurisdiction. That motion is sub judice before the Court. By Notice of Motion dated October 8, 2004, we moved to dismiss the aforesaid counterclaims on various grounds. That motion is also sub judice before the Court.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS OF OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our Common Stock trades on NASDAQ's Over-The-Counter Bulletin Board under the symbol "MHTX.OB". The following table sets forth for the periods indicated, the high and low per share bid information for our common stock for the last two fiscal years as reported by Yahoo Finance. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark down or commissions and may not represent actual transactions.

                                   Bid Prices

2004                                                             High      Low
                                                                ------    ------
First Quarter.......................................            $ .16     $ .06
Second Quarter......................................              .16       .08
Third Quarter.......................................              .13       .06
Fourth Quarter......................................              .10       .05

2003                                                             High      Low
                                                                ------    ------
First Quarter.......................................            $ .08     $ .03
Second Quarter......................................              .25       .02
Third Quarter.......................................              .07       .06
Fourth Quarter......................................              .11       .06

         As of March 31, 2005, we had 598 registered shareholders and 179,198,796 shares of Common Stock issued and outstanding. According to ADP, we have 11,574 beneficial owners of our stock in street name as of February 18, 2005.

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

RECENT SALES OF UNREGISTERED SECURITIES

                  During the past three years, we have issued unregistered securities in the following transactions:

                  In March 2005, the Company issued 250,000 shares for consulting services values at $16,750. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

                  In January 2005, the Company issued 100,000 shares for consulting services valued at $6,200. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

                  In January 2005, the Company issued 500,000 shares for legal services valued at $31,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

                  In December 2004, the Company issued 165,000 shares for professional services valued $10,230. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

                  In December 2004, the Company issued 250,000 shares for consulting services valued $15,500. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

                  In November 2004, the Company issued 1,000,000 shares for legal services valued at $62,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

                  In November 2004, the Company issued 500,000 shares for consulting services valued at $31,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

                  In November 2004, the Company issued 350,000 shares for consulting services valued at $19,600. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

                  In November 2004, the Company issued 641,274 shares for repayment of a promissory note with a conversion price of $0.056 per share. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

                  In November 2004, the Company issued a four year warrant to purchase 4,000,000 shares with an exercise price of $0.05 per share and a two year 8% promissory note in the amount of $200,000 to an accredited investor. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

                  In August 2004, the Company issued 500,000 shares for professional services valued at $40,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

                  In May 2004, the Company issued 400,000 shares to a consultant for consulting services values at $58,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

                  In May 2004, the Company issued 866,000 shares upon the cashless exercise of a stock option with an exercise price of $0.02. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

              In June 2003, the Company granted a total of 2,000,000 options to purchase common stock to two of the Company's directors as compensation with a total value of $130,000. 50% of the options vest upon issuance and 50% vested in June 2004 . This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

Securities Authorized for Issuance under Equity Incentive Plans

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2004, the most recently completed fiscal year.

--------------------------------------- ----------------------------------- ------------------------ -------------------------------
                                                                                                     Number of securities
                                                                                                     remaining available for
                                                                            Weighted average         future issuance under equity
                                        Number of securities to be issued   exercise price of        compensation plans (excluding
                                        upon exercise of outstanding        outstanding options,     securities reflected in
Plan Category                           options, warrants and rights        warrants and rights      column 2)
--------------------------------------- ----------------------------------- ------------------------ -------------------------------
Equity Compensation Plans Approved by
Security Holders                                       N/A                                  N/A                      N/A
--------------------------------------- ----------------------------------- ------------------------ -------------------------------
Equity Compensation Plans Not
Approved by Security Holders                            0                                   N/A                  55,781,000
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

               In November 2004, our Board of Directors adopted the 2004 Consultant Stock Plan (the "2004 Plan"). The purpose of this 2004 Consultant Stock Plan is to advance the interests of the Company by helping the Company obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services the Company is substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of capital stock of the Company. We reserved 2,000,000 shares of our Common Stock for awards to be made under the 2004 Plan. The 2004 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee, or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2004 Plan. The number of shares under the 2004 Plan available for grant at December 31, 2004 was 500,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of December 31, 2004 we had an accumulated loss since inception, 1992, of $40,569,000. Included in this accumulated loss are charges amounting to approximately $19,628,000 relating to the issuance of equity instruments for services and approximately $6,700,000 from Tamarack prior to our acquisition of Tamarack. We expect operating losses to continue for the foreseeable future because we will be continuing to fund research and development efforts as well as general and administrative expenses, although the commercialization process has begun on three of the Company's four technology investments.

We do not know if our research and development and marketing efforts will be successful, that we will ever have commercially acceptable products, or that we will achieve significant sales of any such products. We operate in an environment of rapid change in technology and we are dependent upon the services or our employees, consultants and independent contractors. If we are unable to successfully bring our technologies to commercialization, we would likely have to significantly alter our business plan and may cease operations.

COMPARISON OF YEAR ENDED DECEMBER 31, 2004 TO YEAR ENDED DECEMBER 31, 2003.

NET LOSS. We reported a net loss of $1,517,000 or $.00 per common share, basic and diluted, for the year ended December 31, 2004, versus a net loss of $2,569,000 or $.02 per common share, basic and diluted for the year ended December 31, 2003. The decrease of $1,052,000 or 41%, resulted from our sale of Novint Technologies, Inc. common stock for $578,000 and gain on issuance of Novint stock for $531,000.

REVENUES. We had revenues of $150,000 for the year ended December 31, 2004 and revenues of $300,000 for the year ended December 31, 2003.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the year ended December 31, 2004 totaled $2,279,000, a decrease of $790,000, or 26% versus costs and expenses for $3,069,000 for the year ended December 31, 2003. These costs and expenses are detailed below.

GENERAL AND ADMINSITRATIVE. General and administrative expenses were $2,154,000 for the year ended December 31, 2004, which consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $2,783,000 for the year ended December 31, 2003. This decrease of $629,000, or 23% is primarily a result of the fact that, in 2003, we recorded charges for the issuance of stock and stock options for services, whereas in the fiscal 2004 period, we issued significantly less stock for services. We anticipate no significant change in general and administrative expenses in the near future.

RESEARCH AND DEVELOPMENT. Research and development expenses were $125,000 for the year ended December 31, 2004, which consisted of amortization of patents and contract research services. Research and development expenses amounted to $286,000 for the year ended December 31, 2003, a decrease of $161,000 or 56%.

LIQUIDITY AND PLAN OF OPERATIONS

We are a development stage company and are in the technology commercialization and development phase of our operations. Accordingly, we have relied primarily upon private placements and subscription sales of stock to fund our continuing activities and acquisitions. To a limited extent, and as described below, we have also relied in the past upon borrowing from the Company's two senior officers, CEO Maslow and COO Harrod, and through a bank guarantee made by Mr. Maslow of a traditional loan. Until we generate revenue from sales and licensing of technology, or receive a large infusion of cash from a potential strategic partner, we intend to continue to rely upon these methods of funding our operations during the next year.

Our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, and 3,138,610 shares of common stock of Novint Technologies, Inc. at December 31, 2004; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

Stockholders' equity totaled a deficit of $1,796,000 on December 31, 2004 and the working capital was a deficit of $2,766,000 on such date.

We do not expect any significant change in the total number of employees in the near future. We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next 12 months, although we have no agreements regarding any such technologies as of the date of this Report.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of December 31, 2004 we had $116,000 in cash. As of December 31, 2003, we had $56,000 in cash. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, borrowing as appropriate, and our cash on hand. However, we do not know if those resources will be adequate to cover our capital requirements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes that it could have an impact to the Company's overall results of operations depending on the number of stock options granted in a given year.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4 (" SFAS No. 151". The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard did not have a material impact on the Company's financial statements.

In April 2003, FASB issued SFAS No. 149, "Accounting for Derivative Instruments and Hedging Activities," which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this standard did not have a material impact on the Company's financial statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company's adoption of FIN 46 did not have any impact upon the Company's financial condition or results of operations.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position
(FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

Going Concern

     Our independent registered public accounting firm has stated in their audit report on the Company`s December 31, 2004 consolidated financial statements, that we have experienced recurring losses and have working capital deficit. These conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financials statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities, On an ongoing basis, we evaluate our estimates, including those related to reserves, impairment of long-lived assets, value of our stock issued to consultants for services and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Off-Balance Sheet Arrangements

     We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 7. FINANCIAL STATEMENTS



CONTENTS

                                                                                  PAGE
                                                                                  ----
CONSOLIDATED FINANCIAL STATEMENTS

    Independent registered public accounting firm report                           F-2

    Independent auditors' report                                                   F-3

    Balance sheet as of December 31, 2004                                          F-4

    Statements of operations for the years ended December 31, 2004, 2003 and the
        period from July 31, 1992 (inception) through December 31, 2004            F-5

    Statements of stockholders' equity (capital deficiency) for the years ended
        December 31, 2004 and for the cumulative period from July 31, 1992
        (inception) through December 31, 2004                                      F-6

    Statements of cash flows for the years ended December 31, 2004, 2003 and for
        the period from July 31, 1992 (inception) through December 31, 2004 F-10   F-23

    Notes to consolidated financial statements                                     F-25


INDEPENDENT AUDITORS' REPORT

                                AJ. ROBBINS, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                              216 SIXTEENTH STREET
                                    SUITE 600
                             DENVER, COLORADO 80202

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Manhattan Scientifics, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Manhattan Scientifics, Inc. (a development stage company) as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manhattan Scientifics, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has experienced recurring losses and negative cash flows from operations and has both a working capital and a capital deficit at December 31, 2004, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might results from the outcome of this uncertainty.


                                AJ. ROBBINS, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
February 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Manhattan Scientifics, Inc.


We have audited the accompanying consolidated statements of operations, stockholders' equity (capital deficiency), and cash flows of Manhattan Scientifics, Inc. (a development stage enterprise) and subsidiaries (the "Company") for the years ended December 31, 2003 and 2002, and for the period from July 31, 1992 (inception) through December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Manhattan Scientifics, Inc. and subsidiaries for the years ended December 31, 2003 and 2002, and for the period from July 31, 1992 (inception) through December 31, 2003 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has experienced recurring losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/S/ Eisner LLP
Florham Park, New Jersey
April 13, 2004

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED BALANCE SHEET

ASSETS                                                                                       December 31, 2004
                                                                                         ----------------------
Current assets:
Cash and cash equivalents                                                                 $            116,000
Prepaid expenses and other assets                                                                      217,000
                                                                                         ----------------------

Total current assets                                                                                   333,000

Property and equipment, net                                                                             50,000
Investments                                                                                              2,000
Patents, net of accumulated amoritization of 1,262,000                                                 818,000
Prepaid expense long-term and other asset                                                              100,000
                                                                                         ----------------------

Total assets                                                                              $          1,303,000
                                                                                         ======================

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses                                                     $          1,231,000
Note payable to officers                                                                             1,625,000
Note payable - other                                                                                   243,000
                                                                                         ----------------------

Total current liabilities                                                                            3,099,000
                                                                                         ----------------------

Commitments

CAPITAL DEFICIT
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525 shares; issued and outstanding - none Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding Series C convertible, redeemable, authorized 14,000 shares; issued and outstanding - none
Common, authorized 250,000,000 shares, 178,348,796 shares issued, and outstanding                      178,000
Additional paid-in-capital                                                                          43,600,000
Deficit accumulated during the development stage                                                   (45,574,000)
                                                                                         ----------------------

Total capital deficit                                                                               (1,796,000)
                                                                                         ----------------------

                                                                                          $          1,303,000
                                                                                         ======================

See notes to financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                    PERIOD FROM
                                                                                                   JULY 31, 1992
                                                                                                    (INCEPTION)
                                                                 YEAR ENDED                           THROUGH
                                                                DECEMBER 31,                        December 31,
                                                                    2004                 2003           2004
                                                             -----------------------------------   ---------------
Revenue                                                       $    150,000       $     300,000      $    856,000

Operating costs and expenses:
General and administrative                                       2,154,000           2,783,000        36,602,000
Research and development                                           125,000             286,000         7,956,000
Impairment charge of certain patents                                                                     189,000
                                                             -----------------------------------   ---------------

Total operating costs and expenses                               2,279,000           3,069,000        44,747,000
                                                             -----------------------------------   ---------------

Loss from operations before other income and expenses           (2,129,000)         (2,769,000)      (43,891,000)

Other income and expenses:
     Proceeds from sale of NMSX.com common stock                                       315,000           393,000
 Gain from sale of Novint Technologies Inc. common stock           578,000                               578,000
   Gain on issuance of investor common stock                       531,000                               531,000
 Contract revenue                                                   90,000              49,000         3,741,000
 Interest and other expenses                                       (95,000)            (80,000)         (836,000)
 Interest income                                                                         1,000           169,000
 Equity in losses of investees                                    (492,000)           (100,000)       (1,243,000)
Gain / (Loss) on disposal of equipment                                                  15,000           (11,000)
                                                             -----------------------------------   ---------------

NET LOSS / COMPREHENSIVE LOSS                                 $ (1,517,000)      $  (2,569,000)      (40,569,000)
                                                             ===================================   ===============

NET LOSS                                                        (1,517,000)         (2,569,000)
                                                             ===================================
BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares
outstanding                                                    174,407,378         156,145,585
                                                             ===================================

Basic and diluted loss per common share                       $      (0.00)      $       (0.02)
                                                             ===================================

See notes to financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
Consolidated Statements of Stockholders' Equity (Capital Deficiency)
(Notes A and H)
For the Cumulative  Period From July 31, 1992  (Inception)  Through December 31,
2004

                                                                          Preferred Stock    Preferred Stock
                                                                         $.001 Par Value   $.001 Par Value
                                                                          ----------------  ----------------        Common Stock
                                                                              Series B          Series c           $.001 Par Value
                                                                          ----------------  ---------------- -----------------------
                                                        Series A
                                                     Preferred Stock      Shares   Amount  Shares   Amount     Shares      Amount
                                                     ---------------     --------- ------- ------- --------  -----------  ----------
 Balance, December 31, 2002                                               74,999        -       -        -   124,262,522    122,000
                                                                         ========= ======= ======= ========  ===========  ==========
Issuance of shares at market price for services rendered                                                       1,000,000      1,000
Issuance of shares in connection with private placement
offering                                                                                                       1,000,000      1,000
Issuance of shares at market price for services rendered                                                         125,000          -
Issuance of shares at market price for services rendered                                                       1,000,000      1,000
Issuance of shares at market price for services rendered                                                         300,000      1,000
Issuance of shares at market price for services rendered                                                       2,000,000      2,000
Issuance of shares at market price for services rendered                                                       2,000,000      2,000
Issuance of shares at market price for services rendered                                                       1,000,000      1,000
Issuance of shares at market price for services rendered                                                         400,000      1,000
Issuance of shares at market price for services rendered                                                          20,000          -
Issuance of shares at market price for services rendered                                                          20,000          -
Issuance of shares at market price for services rendered                                                          20,000          -
Issuance of shares at market price for services rendered                                                         400,000      1,000
Issuance of shares at market price for services rendered                                                         500,000      1,000
Issuance of shares at market price for services rendered                                                       1,011,000      1,000
Issuance of shares at market price for services rendered                                                         250,000          -
Issuance of shares at market price for services rendered                                                         260,000          -
Issuance of shares at market price for services rendered                                                         250,000          -
Issuance of shares at market price for services rendered                                                         125,000          -
Issuance of shares at market price for services rendered                                                         600,000      1,000
Issuance of shares at market price for services rendered                                                         500,000      1,000
Issuance of shares at market price for services rendered                                                         100,000          -
Issuance of shares at market price for director/officer
services rendered                                                                                             13,500,000     14,000
Issuance of shares at market price for director/officer
services rendered                                                                                              5,250,000      5,000
Issuance of shares upon cancelation of stock options                                                           2,750,000      3,000
Issuance of shares at market price for director/officer
services rendered                                                                                              1,750,000      2,000
Issuance of shares upon cancelation of stock options                                                             990,000      1,000
Issuance of shares at market price for director/officer
services rendered                                                                                              2,250,000      2,000
Issuance of shares at market price for director/officer
services rendered                                                                                              1,000,000      1,000
Issuance of shares at market price for director/officer
services rendered                                                                                                250,000          -
Issuance of shares at market price for director/officer
services rendered                                                                                                250,000          -
Issuance of shares at market price for director/officer
services rendered                                                                                              1,000,000      1,000
Issuance of shares at market price for director/officer
services rendered                                                                                                250,000          -
Issuance of shares at market price for director/officer
services rendered                                                                                                250,000          -
Issuance of shares upon cancelation of stock options                                                             500,000      1,000
Issuance of shares at market price for services rendered                                                          50,000          -
Issuance of shares at market price for services rendered                                                       1,000,000      1,000
Issuance of shares at market price for services rendered                                                          35,000          -
Issuance of shares at market price for services rendered                                                         500,000      1,000
Issuance of shares upon cancelation of stock options                                                             500,000      1,000
Issuance of shares upon cancelation of stock options                                                             675,000      1,000
Issuance of shares for options exchanged                                                                         200,000          -
Issuance of shares for options exchanged                                                                         100,000          -
Issuance of shares for options exchanged                                                                         200,000          -
Issuance of shares for options exchanged                                                                         250,000          -
Issuance of shares for options exchanged                                                                         130,000          -
Issuance of shares for options exchanged                                                                         100,000          -
Issuance of shares for options exchanged                                                                         200,000          -
Issuance of shares for options exchanged                                                                         100,000          -
Conversion of series B preferred stock to common                         (25,000)                                250,000          -
Issuance of shares at market price for services rendered                                                         250,000
Issuance of shares at market price for services rendered                                                         335,000      1,000
Stock options issued for services
Amortization of deferred compensation
Net loss/comprehensive loss
                                                               ---------------------------------------------------------------------

Balance December 31, 2003                                                 49,999        -       -        -   172,008,522    172,000

Issuance of shares at marekt price for serving rendered                                                        4,833,000      5,000
Issuance of shares on exercise of options                                                                        866,000
Issuance of shares for the payment of notes payable                                                              641,274      1,000
Issuance of stock warrants in connection with note payable
net loss/comprehensive loss

Balance December 31, 2004                                                 49,999                             178,348,796    178,000

See notes to financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
Consolidated Statements of Stockholders' Equity (Capital Deficiency)
(Notes A and H)
For the Cumulative  Period From July 31, 1992  (Inception)  Through December 31,
2004 (continued)
                                                                                                     Deficit
                                                                                        Amounts      Accumulated
                                                              Additional    Deferred   Receivable    During the
                                              Series A          Paid-in      Compe-      From       Development  Treasury
                                           Preferred Stock      Capital      nsation  Stockholders    Stage       Stock       Total
                                           ---------------     ----------  ---------  ------------  -----------  --------  ---------
 Balance, December 31, 2002                                    40,875,000   (142,000)               (41,488,000)           (633,000)
                                                               ==========  ========== ============  ===========  ========  =========
Issuance of shares at market price for services rendered           70,000                                                    71,000
Issuance of shares in connection with private placement
offering                                                           40,000                                                    41,000
Issuance of shares at market price for services rendered            1,000                                                     1,000
Issuance of shares at market price for services rendered           50,000                                                    51,000
Issuance of shares at market price for services rendered           20,000                                                    21,000
Issuance of shares at market price for services rendered          100,000                                                   102,000
Issuance of shares at market price for services rendered           79,000                                                    81,000
Issuance of shares at market price for services rendered           49,000                                                    50,000
Issuance of shares at market price for services rendered           20,000                                                    21,000
Issuance of shares at market price for services rendered            1,000                                                     1,000
Issuance of shares at market price for services rendered            1,000                                                     1,000
Issuance of shares at market price for services rendered            1,000                                                     1,000
Issuance of shares at market price for services rendered           16,000                                                    17,000
Issuance of shares at market price for services rendered           25,000                                                    26,000
Issuance of shares at market price for services rendered           40,000                                                    41,000
Issuance of shares at market price for services rendered           10,000                                                    10,000
Issuance of shares at market price for services rendered           10,000                                                    10,000
Issuance of shares at market price for services rendered           10,000                                                    10,000
Issuance of shares at market price for services rendered            5,000                                                     5,000
Issuance of shares at market price for services rendered           25,000                                                    26,000
Issuance of shares at market price for services rendered           20,000                                                    21,000
Issuance of shares at market price for services rendered            4,000                                                     4,000
Issuance of shares at market price for director/officer
services rendered                                                 392,000                                                   406,000
Issuance of shares at market price for director/officer
services rendered                                                 153,000                                                   158,000
Issuance of shares upon cancelation of stock options               82,000                                                    85,000
Issuance of shares at market price for director/officer
services rendered                                                  52,000                                                    54,000
Issuance of shares upon cancelation of stock options               30,000                                                    31,000
Issuance of shares at market price for director/officer
services rendered                                                  65,000                                                    67,000
Issuance of shares at market price for director/officer
services rendered                                                  49,000                                                    50,000
Issuance of shares at market price for director/officer
services rendered                                                  12,000                                                    12,000
Issuance of shares at market price for director/officer
services rendered                                                  12,000                                                    12,000
Issuance of shares at market price for director/officer
services rendered                                                  50,000                                                    51,000
Issuance of shares at market price for director/officer
services rendered                                                  12,000                                                    12,000
Issuance of shares at market price for director/officer
services rendered                                                  12,000                                                    12,000
Issuance of shares upon cancelation of stock options               30,000                                                    31,000
Issuance of shares at market price for services rendered            2,000                                                     2,000
Issuance of shares at market price for services rendered           50,000                                                    51,000
Issuance of shares at market price for services rendered            2,000                                                     2,000
Issuance of shares at market price for services rendered           25,000                                                    26,000
Issuance of shares upon cancelation of stock options               30,000                                                    31,000
Issuance of shares upon cancelation of stock options               40,000                                                    41,000
Issuance of shares for options exchanged                                                                                          -
Issuance of shares for options exchanged                                                                                          -
Issuance of shares for options exchanged                                                                                          -
Issuance of shares for options exchanged                                                                                          -
Issuance of shares for options exchanged                                                                                          -
Issuance of shares for options exchanged                                                                                          -
Issuance of shares for options exchanged                                                                                          -
Issuance of shares for options exchanged                                                                                          -
Conversion of series B preferred stock to common                                                                                  -
Issuance of shares at market price for services rendered           21,000                                                    21,000
Issuance of shares at market price for services rendered           20,000                                                    21,000
Stock options issued for services                                 113,000                                                   113,000
Amortization of deferred compensation                                        142,000                                        142,000
Net loss/comprehensive loss                                                                          (2,569,000)         (2,569,000)
                                                               ---------------------------------------------------------------------

Balance December 31, 2003                                      42,726,000          -      -         (44,057,000)   -     (1,159,000)

Issuance of shares at market price for serving rendered           487,000
Issuance of shares on exercise of options                         126,000                                                   492,000
Issuance of shares for the payment of notes payable                47,000                                                   126,000
Issuance of stock warrants in connection with note                                                                           48,000
payable                                                           214,000                                                   214,000
net loss/comprehensive loss                                                                          (1,517,000)         (1,517,000)

Balance December 31, 2004                                      43,600,000                           (45,574,000)         (1,796,000)

See notes to financial statements

Consolidated Statements of Stockholders' Equity (Capital Deficit)
(Notes A and H)
For Periods From July 31, 1992 (Inception)
Through December 31, 2004

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

See notes to financial statements

Consolidated Statements of Stockholders' Equity (Capital Deficit)
(Notes A and H)
For Periods From July 31, 1992 (Inception)
Through December 31, 2004 (continued)

                                                               Common Stock           Additional
                                                             $.001 par value           Paid-in       Deferred
                                                            Shares        Amount       Capital     Compensation
Initial issuance of shares to founders on contribution
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

See notes to financial statements

Consolidated Statements of Stockholders' Equity (Capital Deficit)
(Notes A and H)
For Periods From July 31, 1992 (Inception)
Through December 31, 2004 (continued)

                                                                           Deficit
                                                              Amounts     Accumulated
                                                             Receivable   During The
                                                                From      Development      Treasury
                                                            Stockholders     Stage          Stock        Total
Initial issuance of shares to founders on contribution
of intangible assets at historic cost basis                                                           $    15,000
Additional founders' contribution                               (40,000)                                        -
Issuance of 1,037,000 shares of Series A preferred
stock, net of issuance costs                                   (286,000)                              $   744,000
Net loss                                                                    ($543,000)                $  (543,000)
                                                                            ----------                ------------
Balance, March 31, 1993                                        (326,000)     (543,000)                $   216,000
Issuance of shares to investor at approximately
$.21 per share                                                                                        $ 3,000,000
Issuance of shares on exercise of options                                                             $    50,000
Services performed in exchange for Series A
preferred stock issued in fiscal 1993                           127,000                               $   127,000
Net loss                                                                   (2,292,000)                $(2,292,000)
                                                                            ----------                ------------
Balance, March 31, 1994                                        (199,000)   (2,835,000)                $ 1,101,000
Services performed for Series A preferred stock
issued in fiscal 1993                                           159,000                               $   159,000
Issuance of shares at approximately $.52 per share                                                    $   182,000
Net loss                                                                   (2,250,000)                $(2,250,000)
                                                                            ----------                ------------
Balance, December 31, 1994                                      (40,000)   (5,085,000)                $  (808,000)
Issuance of 163,000 shares of Series A preferred stock                                                $   163,000
Write-off of amounts receivable from stockholders                40,000                               $         0
Net loss                                                                     (972,000)                $  (972,000)
                                                                            ----------                ------------
Balance, December 31, 1995                                            0    (6,057,000)                $(1,617,000)
Issuance of shares upon exercise of option for $15,000                                                $    15,000
Net loss                                                                     (284,000)                $  (284,000)
                                                                            ----------                ------------
Balance, December 31, 1996                                            0    (6,341,000)                $(1,886,000)
Purchase and retirement of 1,200,000 shares of
Series A preferred stock                                                                              $   (70,000)
Purchase of 7,195,814 treasury shares of common
stock for $15,000                                                                          ($15,000)  $   (15,000)
Net loss/comprehensive loss                                                  (335,000)                $  (335,000)
                                                                            ----------                ------------
Balance, December 31, 1997 (carried forward)                          0    (6,676,000)      (15,000)  $(2,306,000)

See notes to financial statements

Consolidated Statements of Stockholders' Equity (Capital Deficiency) (Notes A and H)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2004

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

See notes to financial statements

Consolidated Statements of Stockholders' Equity (Capital Deficiency) (Notes A and H)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2004 (continued)

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

See notes to financial statements

Consolidated Statements of Stockholders' Equity (Capital Deficiency) (Notes A and H)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2004 (continued)

                                                                            Deficit
                                                            Amounts       Accumulated
                                                           Receivable     During The
                                                              From        Development     Treasury
                                                          Stockholders       Stage         Stock      Total
Balance, December 31, 1997 (brought forward)              $         0     ($6,676,000)    ($15,000)  $(2,306,000)
Purchase of 7,195,813 treasury shares of common
stock for $15,000                                                                          (15,000)      (15,000)
Special distribution of 14,391,627 shares of
common stock to Projectavision, Inc.                                                        30,000   $   376,000
Shares deemed issued in connection with reverse
Merger                                                                                               $         -
Issuance of 182,525 shares of Series A preferred stock
and warrants exercisable into 750,000 shares of
common stock at an exercise price of $.10 per
share in exchange for note payable of $1,500,000
and accrued interest of $330,000 including deemed
dividend in connection with beneficial conversion
feature of preferred stock                                                 (1,020,000)               $ 1,830,000
Issuance of shares at $.20 per share, net of
issuance costs                                                                                       $   975,000
Issuance of shares to purchase intangible assets                                                     $ 1,440,000
Issuance of shares at $.58 per share for
consulting services                                                                                  $   580,000
Issuance of warrants on February 10, 1998 to
purchase 2,000,000 shares of common stock
exercisable at $.75 per share at fair value for
services resulting from cashless exercise feature                                                    $   660,000
Issuance of shares at $.18 per share                                                                 $    50,000
Issuance of shares on conversion of 182,525 shares
of Series A preferred stock                                                                                    -
Issuance of shares at $.05 per share                                                                 $ 1,017,000
Issuance of stock options and warrants at fair value
for services                                                                                         $ 2,165,000
Net loss/comprehensive loss                                                (4,580,000)                (4,580,000)
                                                                           -----------               ------------
Balance, December 31, 1998 (carried forward)                        0     (12,276,000)           0   $ 2,192,000

See notes to financial statements

Consolidated Statements of Stockholders' Equity (Capital Deficiency) (Notes A and H)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2004 (continued)

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

See notes to financial statements

Consolidated Statements of Stockholders' Equity (Capital Deficiency) (Notes A and H)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2004 (continued)

                                                                                                                Amounts
                                                               Common Stock        Additional                  Receivable
                                                             $.001 par value        Paid-in       Deferred        From
                                                            Shares        Amount    Capital     Compensation  Stockholders
Balance, December 31, 1998 (brought forward)              98,250,405    98,000   $ 14,370,000                  $         0
Issuance of shares in satisfaction of accrued
expenses                                                      78,000                   15,000
Issuance of shares at $.49 per share for consulting
services                                                      10,000                    5,000
Issuance of shares at $.49 per share to purchase
furniture and fixtures                                       100,000                   49,000
Issuance of shares at market prices as consulting
  services were performed                                     17,269                   15,000
Issuance of shares to purchase intangible assets           1,000,000     1,000        999,000
Issuance of shares at $1.25 per share for services             1,600                    2,000
Issuance of stock options Immediately exercisable
at fair value for services                                                          6,572,000
Issuance of warrants on February 10, 1998 to
purchase 2,000,000 shares of common stock
exercisable at $.75 per share for consulting
services resulting from notification of warrant
holder of intent to exercise                                                        1,090,000
Shares issuable at $1.27 per share in connection
with note payable                                                                     191,000
Issuance of shares on exercise of 100,000 options
at $.20 per share                                           100,000                    20,000
Issuance of Series B convertible preferred shares
at $6.00 per share including deemed dividend
in connection with beneficial conversion
feature of preferred stock                                                          2,942,000
Issuance of shares at $.75 per share                        533,000      1,000        399,000
Net loss/comprehensive loss
Issuance of shares at $.75 per share                        515,000      1,000        385,000
Issuance of shares at market price for service                4,942
Issuance of common stock to Equilink, LLC on
exercise of cashless warrants                             1,076,923      1,000         (1,000)

Balance, December 31, 1999 (carried forward)            101,687,139    102,000     27,053,000                            0

See notes to financial statements

Consolidated Statements of Stockholders' Equity (Capital Deficiency) (Notes A and H)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2004 (continued)

                                                            Deficit
                                                          Accumulated
                                                           During The
                                                          Development         Treasury
                                                            Stage              Stock        Total
Balance, December 31, 1998 (brought forward)              ($12,276,000)   $         0    $ 2,192,000
Issuance of shares in satisfaction of accrued
expenses                                                                                      15,000
Issuance of shares at $.49 per share for consulting
services                                                                                       5,000
Issuance of shares at $.49 per share to purchase
furniture and fixtures                                                                        49,000
Issuance of shares at market prices as consulting
  services were performed                                                                     15,000
Issuance of shares to purchase intangible assets                                           1,000,000
Issuance of shares at $1.25 per share for services                                             2,000
Issuance of stock options Immediately exercisable
at fair value for services                                                                 6,572,000
Issuance of warrants on February 10, 1998 to
purchase 2,000,000 shares of common stock
exercisable at $.75 per share for consulting
services resulting from notification of warrant
holder of intent to exercise                                                               1,090,000
Shares issuable at $1.27 per share in connection
with note payable                                                                            191,000
Issuance of shares on exercise of 100,000 options
at $.20 per share                                                                             20,000
Issuance of Series B convertible preferred shares
at $6.00 per share including deemed dividend
in connection with beneficial conversion
feature of preferred stock                                  (1,471,000)                    1,471,000
Issuance of shares at $.75 per share                                                         400,000
Net loss/comprehensive loss                                 (9,800,000)                   (9,800,000)
Issuance of shares at $.75 per share                                                         386,000
Issuance of shares at market price for service
Issuance of common stock to Equilink, LLC on
exercise of cashless warrants

Balance, December 31, 1999 (carried forward)               (23,547,000)             0      3,608,000

See notes to financial statements

Consolidated Statements of Stockholders' Equity (Capital Deficiency) (Notes A and H)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2004 (continued)

                                                                            Preferred Stock             Preferred Stock
                                                           Series A        $.001 Par Value             $.001 Par Value
                                                           Preferred           Series B                    Series C
                                                            Stock          Shares      Amount        Shares        Amount
Balance, December 31, 1999 (brought forward)                $     0         245,165    $    0
Shares issued of Series C convertible preferred
shares at $100.00 per share including deemed
dividend in connection with beneficial conversion
feature of preferred stock                                                                            14,000        $    0
Issuance of shares in connection with Series C
preferred stock private placement investment
Shares issuable at $2.23 per share in connection with
research and development and license agreement
Issuance of shares at market price for services
Issuance of options at market value for services
Issuance of options to purchase 100,000 shares
@$.40 per share for services
Issuance of stock options in connection with deferred
compensation agreement
Amortization of deferred compensation
Issuance of shares to purchase furniture and fixtures
Issuance of shares in connection with Series C
preferred stock private placement
Issuance of shares at $1.25 per share
Conversion of Series B preferred stock to common                            (60,000)
Issuance of shares at market price for services
Shares issuable at market price for services
Net loss/comprehensive loss

Balance, December 31, 2000                                        0         185,165         0         14,000              0
Issuance of shares in connection with private
placement offerings
Issuance of shares upon conversion of Series B
preferred stock                                                            (100,166)
Issuance of shares upon conversion of Series C
preferred stock                                                                                      (14,000)
Issuance of shares upon exercise of stock options
Issuance of shares to acquire Teneo Computing Inc.
Issuance of shares to purchase 42% of Novint
Technologies, Inc.
Issuance of shares for services at fair market value
Exercise of warrants issued for services
Issuance of stock options for services
Amortization of deferred compensation
Net loss/comprehensive loss

Balance, December 31, 2001 (carried forward)                       0         84,999         0              0              0

See notes to financial statements

Consolidated Statements of Stockholders' Equity (Capital Deficiency) (Notes A and H)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2004 (continued)

                                                                                                                   Amounts
                                                               Common Stock           Additional                  Receivable
                                                             $.001 par value           Paid-in       Deferred        From
                                                            Shares        Amount       Capital     Compensation  Stockholders
Balance, December 31, 1999 (brought forward)              101,687,139   $    102,000   $ 27,053,000                $        0
Shares issued of Series C convertible preferred
shares at $100.00 per share including deemed
dividend in connection with beneficial conversion
feature of preferred stock                                                                2,199,000
Issuance of shares in connection with Series C
preferred stock private placement investment                  700,000          1,000        600,000
Shares issuable at $2.23 per share in connection with
research and development and license agreement                                            1,115,000
Issuance of shares at market price for services                11,083                        24,000
Issuance of options at market value for services                                            229,000
Issuance of options to purchase 100,000 shares
@$.40 per share for services
Issuance of stock options in connection with deferred
compensation agreement                                                                      425,000      ($425,000)
Amortization of deferred compensation                                                                      113,000
Issuance of shares to purchase furniture and fixtures          10,500                        40,000
Issuance of shares in connection with Series C
preferred stock private placement                              10,000
Issuance of shares at $1.25 per share                       1,600,050          2,000      1,998,000
Conversion of Series B preferred stock to common              600,000
Issuance of shares at market price for services                51,000                       102,000
Shares issuable at market price for services                                                 88,000
Net loss/comprehensive loss

BALANCE, DECEMBER 31, 2000                                104,669,772        105,000     33,873,000       (312,000)         0
Issuance of shares in connection with private
placement offerings                                         1,097,500          1,098        694,000
Issuance of shares upon conversion of Series B
preferred stock                                             1,001,660          1,002
Issuance of shares upon conversion of Series C
preferred stock                                             2,800,000          2,800
Issuance of shares upon exercise of stock options              15,000             15          3,000
Issuance of shares to acquire Teneo Computing Inc.          1,400,000          1,400        784,000
Issuance of shares to purchase 42% of Novint
Technologies, Inc.                                          1,000,000          1,000        560,000
Issuance of shares for services at fair market value        3,388,097          1,743      2,138,000
Exercise of warrants issued for services                      942,281            942        782,000
Issuance of stock options for services                                                      250,000
Amortization of deferred compensation                                                                       85,000
Net loss/comprehensive loss

Balance, December 31, 2001 (carried forward)              116,314,310        115,000     39,084,000       (227,000)         0

See notes to financial statements

Consolidated Statements of Stockholders' Equity (Capital Deficiency) (Notes A and H)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2004 (continued)

                                                             Deficit
                                                           Accumulated
                                                            During The
                                                           Development      Treasury
                                                             Stage           Stock           Total
Balance, December 31, 1999 (brought forward)                ($23,547,000)     $   0       $  3,608,000
Shares issued of Series C convertible preferred
shares at $100.00 per share including deemed
dividend in connection with beneficial conversion
feature of preferred stock                                    (1,400,000)                 $    799,000
Issuance of shares in connection with Series C
preferred stock private placement investment                                              $    601,000
Shares issuable at $2.23 per share in connection with
research and development and license agreement                (1,115,000)
Issuance of shares at market price for services                                           $     24,000
Issuance of options at market value for services                                          $    229,000
Issuance of options to purchase 100,000 shares
@$.40 per share for services                                                              $    113,000
Issuance of stock options in connection with deferred
compensation agreement
Amortization of deferred compensation
Issuance of shares to purchase furniture and fixtures                                     $     40,000
Issuance of shares in connection with Series C
preferred stock private placement
Issuance of shares at $1.25 per share                                                     $  2,000,000
Conversion of Series B preferred stock to common
Issuance of shares at market price for services                                           $    102,000
Shares issuable at market price for services                                              $     88,000
Net loss/comprehensive loss                                   (4,736,000)                 $ (4,736,000)
                                                             ------------                 -------------
BALANCE, DECEMBER 31, 2000                                   (30,798,000)         0       $  2,868,000
Issuance of shares in connection with private
placement offerings                                                                       $    695,098
Issuance of shares upon conversion of Series B
preferred stock                                                                           $      1,002
Issuance of shares upon conversion of Series C
preferred stock                                                                           $      2,800
Issuance of shares upon exercise of stock options                                         $      3,015
Issuance of shares to acquire Teneo Computing Inc.                                        $    785,400
Issuance of shares to purchase 42% of Novint
Technologies, Inc.                                                                        $    561,000
Issuance of shares for services at fair market value                                      $  2,139,743
Exercise of warrants issued for services                                                  $    782,942
Issuance of stock options for services                                                    $    250,000
Amortization of deferred compensation                                                     $     85,000
Net loss/comprehensive loss                                   (6,662,000)                 $ (6,662,000)
                                                             ------------                 -------------
BALANCE, DECEMBER 31, 2001 (CARRIED FORWARD)                 (37,460,000)         0       $  1,512,000

See notes to financial statements

Consolidated Statements of Stockholders' Equity (Capital Deficiency) (Notes A and H)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2004 (continued)

                                                                              Preferred Stock             Preferred Stock
                                                            Series A          $.001 Par Value             $.001 Par Value
                                                           Preferred              Series B                    Series C
                                                             Stock           Shares       Amount          Shares      Amount
Balance, December 31, 2001 (brought forward)            $          0        84,999   $          0              0   $       0
Issuance of shares in connection with private
placement offering
Issuance of shares for the payment of research and
development
Issuance of shares at market price for services
rendered
Issuance of shares in connection with private
placement offering
Issuance of shares for the payment of research and
development
Issuance of shares at market price for services
rendered
Issuance of shares in connection with private
placement offering
Issuance of shares upon conversion of Series B
preferred stock                                                            (10,000)
Issuance of shares  at  market price for services
rendered
Issuance of shares for the payment of research and
development
Issuance of shares in connection with private
placement offering
Issuance of shares at market price for services
rendered
Issuance of shares in connection with private
placement offering
Issuance of shares in connection with private
placement offering
Issuance of shares at market price for services
rendered
Issuance of shares at market price for services
rendered
Issuance of shares at market price for services
rendered
Issuance of shares at market price for services
rendered
Issuance of shares at market price for services
rendered
Amortization of deferred compensation
Net loss/comprehensive loss

Balance, December 31, 2002                              $          0        74,999   $          0              0   $       0
                                                        ============        =======  ============     ==========   ============

See notes to financial statements

Consolidated Statements of Stockholders' Equity (Capital Deficiency) (Notes A and H)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2004 (continued)

                                                                                                                        Amounts
                                                                 Common Stock             Additional                   Receivable
                                                               $.001 par value             Paid-in       Deferred        From
                                                            Shares           Amount        Capital     Compensation   Stockholders
Balance, December 31, 2001 (brought forward)                116,314,310   $    115,000   $ 39,084,000   ($   227,000)   $       0
Issuance of shares in connection with private                   850,000          1,000        253,000
placement offering
Issuance of shares for the payment of research and               75,000              0         30,000
development
Issuance of shares at market price for services                   5,000              0          2,000
rendered
Issuance of shares in connection with private                   285,700                       100,000
placement offering
Issuance of shares for the payment of research and              975,000          1,000        360,000
development
Issuance of shares at market price for services                 620,000          1,000        203,000
rendered
Issuance of shares in connection with private                   400,000                       100,000
placement offering
Issuance of shares upon conversion of Series B
preferred stock                                                 100,000
Issuance of shares  at  market price for services
rendered                                                        500,000          1,000        135,000
Issuance of shares for the payment of research and
development                                                     150,000                        40,000
Issuance of shares in connection with private
placement offering                                              600,000          1,000        149,000
Issuance of shares at market price for services
rendered                                                         25,277                         8,000
Issuance of shares in connection with private
placement offering                                            1,000,000          1,000         99,000
Issuance of shares in connection with private
placement offering                                              200,000                        30,000
Issuance of shares at market price for services
rendered                                                        247,904                        59,000
Issuance of shares at market price for services
rendered                                                      1,285,301                       169,000
Issuance of shares at market price for services
rendered                                                        394,000              0         39,000
Issuance of shares at market price for services
rendered                                                         60,000              0          8,000
Issuance of shares at market price for services
rendered                                                         75,000              0          7,000
Amortization of deferred compensation                                                                         85,000
Net loss/comprehensive loss

Balance, December 31, 2002                                  124,262,522   $    122,000   $ 40,875,000      ($142,000)   $       0
                                                            ===========   ============   ============      ==========   ============

See notes to financial statements

Consolidated Statements of Stockholders' Equity (Capital Deficiency) (Notes A and H)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2004 (continued)

                                                             Deficit
                                                           Accumulated
                                                            During The
                                                            Development       Treasury
                                                             Stage             Stock           Total
Balance, December 31, 2001 (brought forward)               ($37,460,000)   $         0     $ 1,512,000
Issuance of shares in connection with private
placement offering                                                                         $   254,000
Issuance of shares for the payment of research and
development                                                                                $    30,000
Issuance of shares at market price for services
rendered                                                                                   $     2,000
Issuance of shares in connection with private
placement offering                                                                         $   100,000
Issuance of shares for the payment of research and
development                                                                                $   361,000
Issuance of shares at market price for services
rendered                                                                                   $   204,000
Issuance of shares in connection with private
placement offering                                                                         $   100,000
Issuance of shares upon conversion of Series B
preferred stock                                                                            $         -
Issuance of shares  at  market price for services
rendered                                                                                   $   136,000
Issuance of shares for the payment of research and
development                                                                                $    40,000
Issuance of shares in connection with private
placement offering                                                                         $   150,000
Issuance of shares at market price for services
rendered                                                                                   $     8,000
Issuance of shares in connection with private
placement offering                                                                         $   100,000
Issuance of shares in connection with private
placement offering                                                                         $    30,000
Issuance of shares at market price for services
rendered                                                                                   $    59,000
Issuance of shares at market price for services
rendered                                                                                   $   170,000
Issuance of shares at market price for services
rendered                                                                                   $    39,000
Issuance of shares at market price for services
rendered                                                                                   $     8,000
Issuance of shares at market price for services
rendered                                                                                   $     7,000
Amortization of deferred compensation                                                      $    85,000
Net loss/comprehensive loss                                  (4,028,007)                   $(4,028,007)
                                                           -------------                   -----------
Balance, December 31, 2002                                 ($41,488,007)   $         0     $  (633,000)
                                                           =============   ============    ============

See notes to financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                     PERIOD FROM
                                                                                          YEAR ENDED                JULY 31, 1992
                                                                                          December 31,               (INCEPTION)
                                                                                ---------------------------------      THROUGH
                                                                                   2004                 2003       December 31, 2004
                                                                                --------------------------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $  (1,517,000)    $(2,569,000)         (40,569,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of investment                                                            (578,000)       (315,000)            (971,000)
Gain on issuance of investee common stock                                             (531,000)                            (531,000)
Common stock issued for services                                                       471,000       1,747,000            5,942,000
Preferred stock issued for services                                                          -                              598,000
Stock options issued for services                                                            -         255,000            9,796,000
Cashless stock option exercise                                                         126,000                              126,000
Warrants issued for services                                                            24,000                            2,556,000
Convertible note issued for services                                                    92,000                               92,000
Financing costs payable with common stock                                                    -                              191,000
Loss of equity investee                                                                492,000         100,000            1,207,000
Amortization of technology license                                                           -         145,000              537,000
Amortization of patents                                                                208,000         208,000              660,000
Loss on disposal of equipment                                                                -          15,000               26,000
Impairment charge of certain patents                                                         -                              189,000
Depreciation                                                                                 -                            1,721,000
Changes in:
Prepaid expenses and other assets                                                      (29,000)        (59,000)            (113,000)
Accounts payable and accrued expenses                                                  797,000         222,000            2,720,000
                                                                                --------------------------------- ------------------

Net cash (used in) operating activities;                                              (445,000)       (251,000)         (15,823,000)
                                                                                --------------------------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment                                                                   (9,000)                            (432,000)
Purchase of investment                                                                       -                             (100,000)
Proceeds from sale of equipment                                                              -                               14,000
Proceeds received from sale of investment                                              615,000         315,000            1,008,000
                                                                                --------------------------------- ------------------

Net cash provided by (used in) investing activities                                    606,000         315,000              490,000
                                                                                --------------------------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                                                                   -                             (100,000)
Proceeds from note payable to stockholders                                             (25,000)                           2,374,000
Proceeds from note payable - other                                                     200,000                              615,000
Repayment of note payable - other                                                     (300,000)       (117,000)            (435,000)
Net proceeds from issuance of preferred stock                                                -                            3,569,000
Net proceeds from issuance of common stock                                                   -          41,000            9,571,000
Loan repayment to preferred stockholder                                                      -                             (148,000)
Capital lease payments                                                                       -                              (13,000)
Security deposit paid                                                                   24,000                               16,000
                                                                                --------------------------------- ------------------

Net cash provided by (used in) financing activities                                   (101,000)        (76,000)          15,449,000
                                                                                --------------------------------- ------------------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    60,000         (12,000)             116,000
Cash and cash equivalents, beginning of period                                          56,000          68,000                    -
                                                                                --------------------------------- ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $     116,000     $    56,000     $        116,000
                                                                                ================================= ==================



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                            6,000          19,000               20,000

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets contributed to the company in exchange for
Series A preferred stock                                                                                                     45,000
Issuance of 14,391,627 common shares to acquire intangible assets                                                            15,000
Special distribution of 14,391,627 shares of common stock to
stockholder in settlement of stockholder advances                                                                           376,000
Issuance of 7,200,000 common shares to acquire intangible assets                                                          1,440,000
Issuance of Series A preferred stock and warrants in settlement
of note payable and accrued interest                                                                                      1,830,000
Issuance of 1,000,000 common shares to acquire intangible assets                                                          1,000,000
Issuance of 100,000 common shares to acquire furniture and fixtures                                                          49,000
Issuance of 78,000 common shares in satisfaction of accrued expenses                                                         15,000
Issuance of 10,500 shares to acquire furniture and fixtures                                                                  40,000
Issuance of 1,400,00 of common shares to acquire Teneo Computing                                                            785,000
Issuance of 1,000,000 of common shares to purchase 42% of Novint
Technologies                                                                                                                561,000
Issuance of 200,000 shares of common stock in connection with the conversion of Series B preferred shares
Issuance of 641,274 shares of common stock in settlement of note payable                48,000                               48,000

See notes to financial statements

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE A - ORGANIZATION AND OPERATIONS

Manhattan Scientifics, Inc. (formerly Grand Enterprises, Inc. ("Grand"), and its wholly-owned subsidiaries Tamarack Storage Devices, Inc. and Teneo Computing, Inc. ("Teneo") (collectively "the Company"), a development stage enterprise, operates in a single business segment that seeks to commercialize technologies with an emphasis on consumer and commercial electronics. The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. The fiscal year end is December 31.

The Company has been engaged primarily in the commercialization of its technology. The Company conducts its operations primarily in the United States and Germany.

NOTE B - BASIS OF PRESENTATION

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

NOTE C - GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at December 31, 2004, had an accumulated deficit of $45,574,000 and a capital deficit of $1,796,000. For the year ended December 31, 2004, the Company sustained a net loss of $1,517,000. These factors, among others, indicate that the Company may be unable to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004


NOTE D - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS

[1] PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

[2] PROPERTY AND EQUIPMENT

Property and equipment, consist of artwork and office equipment, is recorded at cost less accumulated depreciation. Depreciation is provided for office equipment on the straight-line method over the estimated useful lives of the assets, generally five years. Total depreciation expense was $0 and $0 for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004, accumulated depreciation was $0.

[3] INTANGIBLE ASSETS:

Patents are recorded at cost. Amortization is charged against results of operations using the straight-line method over the estimated economic useful life. Patents related to the mid-range fuel cell and the micro fuel cell technologies are estimated to have an economic useful life of 10 years. The estimated aggregate amortization expense for each of the four succeeding years is $208,000 per year.

[4] INCOME TAXES:

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

[5] PER SHARE DATA:

The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock outstanding. All potentially dilutive securities have been excluded from the computations since they would be antidilutive.

[6] ADVERTISING EXPENSES:

The Company expenses advertising costs which consist primarily of promotional items and print media, as incurred. Advertising expenses amounted to $2,000, $0 and $84,000 for the years ended December 31, 2004 and 2003 and for the cumulative period July 31, 1992 (inception) through December 31, 2004, respectively.

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE D - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS
(CONTINUED)

[7] USE OF ESTIMATES:

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

[8] INVESTMENTS:

The Company records its investment in Novint using the equity method of accounting to record its proportionate share of Novint's net income or loss. During 2003, the Company recorded an impairment of the investment to $0 due to Novint's inactivity. Subsequently, during 2004, Novint issued common stock pursuant to a private placement, as a result, the Company has recorded a gain on issuance of investee common stock of $531,000. For the year ended December 31, 2004, the Company has sold certain shares in Novint and has recorded a gain on sale of those shares of $578,000. In addition for the year ended December 31, 2004, the Company has recorded an equity in loss of investee of $492,000, representing the Company's share of Novint's current losses. As of December 31, 2004, the Company owned 3,138,609 shares of Novint common stock or 22.8%. The loss exceeded the Company's basis in Novint during the year ended December 31, 2004 and the investment balance is carried at $0. The Company will continue to account for its investment under the equity method of accounting, however, it will record its proportionate share of revenue only after it has recovered all losses in excess of its basis.

In October of 2002 the Company's ownership interest in NMXS.com Inc. fell below 20% and as a result the Company discontinued the equity method of accounting. The Company has divested itself of all NMSX.com, Inc. common stock and as of December 31, 2003 the Company no longer has any direct investment in NMSX.com, Inc.

[9] REVENUE RECOGNITION:

When the Company earns revenues from the sale or licensing of its products and such revenue will be recognized in accordance with the terms of the underlying agreements at the time such transactions are consummated.

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004


NOTE D - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS
(CONTINUED)

In September 2002, the Company entered into an agreement to sell certain holographic data storage intellectual property and related research equipment to a privately held company (the "buyer"). As consideration for the intellectual property and the related research equipment, the Company received cash and a warrant which was exercised in November of 2004, to purchase 238,998 shares of the buyer's junior preferred stock (the "warrants"). Also, for a period of two years commencing on the date of the sale, the Company is eligible to receive additional junior preferred stock warrants valued at approximately $200,000 if the buyer receives $1 million in licensing fees related to the holographic data storage intellectual property sold by the Company to the buyer or if the buyer receives $1 million in a qualified stock transaction as defined in the agreement.

The warrants had an exercise price of $0.01 per share and they have an exercise date of January 1, 2004 or earlier as defined below: (1) The closing of a round of preferred stock financing by the buyer, (2). The fifth business day prior to closing of a consolidation or merger of the buyer and another company where the buyer is not the surviving company, (3) The fifth business day prior to the sale of substantially all of the buyer's assets, (4) The fifth business day prior to the recapitalization of the buyer, (5) The fifth business day prior to the liquidation of the buyer, (6) 180 days following the closing of an initial public offering by the company. The junior preferred stock warrants expire on December 31, 2004 or thirty days following one of the aforementioned events.

The junior preferred stock underlying the warrants has a liquidation preference of $2.50 per share and it is junior in all respects to other classes of preferred stock of the buyer. Each share of junior preferred stock can be converted into one share of the buyer's common stock. The junior preferred stock is also not eligible to receive any dividends.

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004


NOTE D - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS
(CONTINUED)


[10] IMPAIRMENT OF LONG-LIVED ASSETS:

Long-lived assets, including patents and technology licenses are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable using expected future undiscounted cash flows. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset's carrying amount over its fair value as determined by selling prices for similar assets or application of other appropriate valuation techniques. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value less disposal costs.

[11] STOCK-BASED COMPENSATION:

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

                                                                        For the Years Ended December 31, 2004
                                                                             2004                       2003
                                                                         --------------             --------------
Reported Net loss                                                        $ (1,517,000)              $ (2,569,000)
Stock-based employee compensation expense included in                               --
reported net loss, net of related ax effects

Stock-based employee compensation determined under
the fair value based method, net of related tax
effects
                                                                                    --                        --
                                                                         --------------             --------------

Pro forma net loss                                                       $  (1,517,000)             $ (2,569,000)
                                                                         ==============             ==============

Basic and diluted loss per share:
  As reported                                                            $        (.00)             $       (.02)
                                                                         ==============             ==============

Pro forma                                                                $        (.00)             $       (.02)
                                                                         ==============             ==============

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004


NOTE D - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS (CONTINUED) [12] CASH EQUIVALENTS
For purposes of reporting cash flows, the Company considers all short term, interest bearing deposits with original maturities of three months or less to be cash equivalents.

[13] FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of cash, accounts receivable, notes receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturity of these items.

[14] CONCENTRATION OF CREDIT RISK
The Company maintains all cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

[15] RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes that it could have an impact to the Company's overall results of operations depending on the number of stock options granted in a given year.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4 (" SFAS No. 151". The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard did not have a material impact on the Company's financial statements.

In April 2003, FASB issued SFAS No. 149, "Accounting for Derivative Instruments and Hedging Activities," which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this standard did not have a material impact on the Company's financial statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company's adoption of FIN 46 did not have any impact upon the Company's financial condition or results of operations.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position
(FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004



NOTE E - INVESTMENTS IN NOVINT

At December 31, 2004, the Company owns approximately 22.8% of Novint. During the year ended December 31, 2004, the Company recorded a loss of $492,000 pursuant to its ownership interest in Novint. The following is a summary of financial data regarding financial position and results of operations derived from the December 31, 2004 financial statements of Novint as of December 31, 2004 and for the year ended December 31, 2004.


         --------------------------------------------------------------------
         Current assets (including cash $(1,329,000)              $ 1,368,000
         --------------------------------------------------------------------
         Property and equipment                                        87,000
         --------------------------------------------------------------------
         Other assets                                                 241,000
                                                                  -----------
         --------------------------------------------------------------------
                                                                  $ 1,696,000
                                                                  ===========
         --------------------------------------------------------------------
         Liabilities                                              $   898,000
         --------------------------------------------------------------------
         Capital                                                      798,000
                                                                  -----------
         --------------------------------------------------------------------
                                                                  $ 1,696,000
                                                                  ===========
         --------------------------------------------------------------------
         Revenue                                                  $   312,000
         --------------------------------------------------------------------
         Net/Loss                                                 $(2,595,000)
                                                                  ===========
         --------------------------------------------------------------------

In the first quarter of 2005, the Company sold 646,500 shares of its common stock in Novint Technologies, Inc. for $427,000.

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE F - BASIC AND DILUTED LOSS PER SHARE

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

The Company's computation of dilutive net loss per share for the year ended December 31, 2004 and 2003 does not assume any exercise of options or warrants or shares issuable upon conversion of the series B preferred stock and common shares, respectively, as their effect is antidilutive.

NOTE G - NOTES PAYABLE - OFFICER

In August 1999, the Company borrowed $275,000 from the Chief Operating Officer. The loan bears interest at 5.5% per annum and is due the earlier of 18 months from the date of a private placement raising at least $ 1,500,000. This loan was due December 31, 2002. In April of 2004 the Company and the Chief Operating Officer agreed to extend the term of the loan to December 31, 2004 and the loan has not yet been repaid by the Company. The Company and the Chief Operating Officer also agreed to convert $ 550,000 in accrued salaries to a note payable with the same terms as the original $ 275,000 loan. Interest expense for the years ended December 31, 2004 and 2003 was approximately $ 44,000 and $15,000 respectively. This loan is secured by substantially all of the assets of the Company. In the event of default on this loan, the Company's Chief Executive Officer may foreclose on the collateral provided he receives written consent of the Company's Board of Directors.


In August 2001, the company borrowed $250,000 from the Chief Executive Officer. The loan bears interest at 5.5% per annum was due December 31, 2002. In April of 2004 the Company and the Chief Executive Officer agreed to extend the term of the loan to December 31, 2004 and the loan has not yet been repaid by the Company. The Company and the Chief Executive Officer also agreed to convert $ 550,000 in accrued salaries to a note payable with the same terms as the original $ 250,000 loan. Interest expense for the years ended December 31, 2004 and 2003 was approximately $ 44,000 and $12,000 respectively. This loan is secured by substantially all of the assets of the Company. In the event of default on this loan, the Company's Chief Executive Officer may foreclose on the collateral provided he receives written consent of the Company's Board of Directors.

NOTE H - NOTES PAYABLE - OTHER

In March 2004, the Company paid in full, this $300,000 loan from a third party financial institution. During 2004 the Company issued a number of convertible promissory notes totaling $91,000 for services performed. The notes have a one year maturity date, are non interest bearing and upon maturity will convert into shares of the Company's common stock at the then current per share price, unless the Company prepays the outstanding amount. In December 2004, the company issued 641,274 shares of its common stock on the conversion of one of the notes. In November 2004, the Company obtained a loan from a third party in the amount of $200,000. The loan bears interest at a rate of 8% per annum and matures in November of 2006. The Company prepaid the two years of interest using its shares of Novint Technologies. The loan is collateralized by 500,000 shares of the Company's common stock of Novint Technologies, Inc. In addition, the Company issued a warrant to purchase 4,000,000 shares of its common stock on a cashless basis with a 5 cent strike price expiring November 8, 2008. The warrant was valued at $224,000 using the Black Scholes model for American options, with volatility of 108% and a risk free interest rate of 4.5%. The market price of the common stock on the date of the grant was $0.071. The value of the warrant is being amortized over the life of the note.

NOTE I - CAPITAL TRANSACTIONS

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004


NOTE I - CAPITAL TRANSACTIONS (CONTINUED)


[1] STOCK OPTIONS:

       A summary of the Company's stock option activity and related information is as follows:

                                                                                             Weighted         Number of
                                                           Number of         Exercise        Average            Common
                                                             Common          Price Per       Exercise            Shares
                                                            Shares             Share          Price         Exercisable
                                                           ------------   -------------      --------       ------------
       Outstanding as of December 31, 1997                           0                                                0
       Granted                                              20,825,000    $0.05 - $0.20        $0.17         20,825,000
       Canceled                                            (15,000,000)        0.20             0.20        (15,000,000)
                                                           ------------                                     ------------

       Outstanding as of December 31, 1998                   5,825,000                                        5,825,000
       Granted                                              16,750,000     0.05 - 0.20          0.05         16,750,000
       Exercised                                              (100,000)                                        (100,000)
                                                           ------------                                     ------------

       Outstanding as of December 31, 1999                  22,475,000                                       22,475,000
       Granted                                                 610,000     2.25 - 2.40          2.37            110,000
                                                           ------------                                     ------------

       Outstanding as of December 31, 2000                  23,085,000                                       22,585,000
       Granted                                                 450,000     0.39 - 1.25          0.77            450,000
       Exercised                                               (90,000)                                         (90,000)
       Options vested pursuant to deferred
          compensation agreement                                     0         2.40             2.40            100,000
                                                           ------------                                     ------------

       Outstanding as of December 31, 2001                  23,445,000                                       23,045,000
       Granted                                                       0                                                0
       Exercised                                                     0                                                0
       Options vested pursuant to deferred
          compensation agreement                                     0         2.40             2.40            100,000
                                                           ------------                                     ------------

       Outstanding as of December 31, 2002                  23,445,000                                       23,145,000
                                                           ------------                                     ------------
       Granted                                               5,000,000        .02.05             .04          3,000,000
       Canceled                                             (6,610,000)                                      (6,310,000)
                                                           ------------                                     ------------
       Outstanding as of December 31, 2003                  21,835,000                                       19,835,000

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004


NOTE I - CAPITAL TRANSACTIONS (CONTINUED)

                                                                                         Weighted      Number of
                                                           Number of       Exercise       Average         Common
                                                             Common        Price Per     Exercise         Shares
                                                            Shares           Share         Price      Exercisable
                                                            -----------    -----------  -----------   -----------
       Granted                                                       0                                         0
       Exercised                                            (1,000,000)      .86           .86        (1,000,000)
       Options vested pursuant to deferred
          compensation agreement                                     0                                 2,000,000
                                                            -----------                               -----------
       Outstanding as of December 31, 2004                  20,835,000                                20,835,000
                                                            ===========                               ===========

       All options issued through December 31, 2004 vested within ninety days from the date of grant and expire at various dates during 2008 through 2013. Of the 5,000,000 options issued in April 2003, 3,000,000 vested in 30 days and 2,000,000 vested one year from date of issuance. These options will expire through June 2013.


       In March 2004, the Company issued 1,668,000 shares for services rendered valued at $0.155 per share or $259,000, and in May issued 400,000 shares for services rendered valued at $.145 per share or $58,000, and in August 2004 issued 500,000 shares for services rendered valued at $.08 per share or $40,000 which has been included in the statement of operations for the nine months ended September 30, 2004. In May 2004, one board member exercised 1,000,000 options on a cashless basis in exchange for 866,000 shares of common stock, this resulted in a charge of $126,000, which has been included in the statement of operations. In November of 2004, the Company issued 350,000 shares for services rendered valued at $20,000. In November 2004, the Company issued 641,274 shares valued at $48,000 for satisfaction of a note payable. In December 2004, the Company issued 1,915,000 shares for services rendered value at $119,000.

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004


NOTE I - CAPITAL TRANSACTIONS (CONTINUED)


       Exercise prices and weighted-average contractual lives of stock options outstanding as of December 31, 2004 are as follows:

                                              Options Outstanding                           Options Exercisable
                                --------------------------------------------        -----------------------------
                                                    Weighted
                                                     Average        Weighted                           Weighted
                                                    Remaining       Average                            Average
                Exercise           Number          Contractual      Exercice           Number          Exercise
                 Price          Outstanding           Life           Price          Exercisable         Price
                --------        -----------        -----------      --------        -----------        ---------
                $0.02             2,000,000            8.58           0.02            2,000,000          0.02
                 0.05            16,155,000            4.65           0.05           16,155,000          0.05
                 0.20             2,230,000            3.71           0.20            2,230,000          0.20
                 0.39               250,000            6.98           0.39              250,000          0.39
                 1.25               200,000            1.26           1.25              200,000          1.25

[2]    Warrants:

The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2004:

                                                                                       Weighted
                                                                                       Average
                                                                                       Exercise
                                                                      Warrants           Price
                                                                  ---------------      --------
          Outstanding as of December 31, 1997                                   0        $0.16
          Issued                                                       17,750,000
                                                                  ---------------

          Outstanding as of December 31, 1998                          17,750,000
          Converted into stock options                                 (2,500,000)        0.05
                                                                  ---------------

          Outstanding as of December 31, 1999                          15,250,000
          Converted into common stock                                  (2,000,000)        0.75
                                                                  ---------------

          Outstanding as of December 31, 2000                          13,250,000
          Issued                                                          942,281         0.01
          Converted into common stock                                    (942,281)        0.01
                                                                  ---------------

          Outstanding as of December 31, 2001, 2002 and 2003           13,250,000

          Issued                                                        4,000,000          .05
                                                                        ---------
          Outstanding as of December 31, 2004                          17,250,000
                                                                  ===============

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004


NOTE I - CAPITAL TRANSACTIONS (CONTINUED)

                                      Number of          Exercise         Contractual       Number of Shares
                 Date                 Warrants              Price            Life             Exercisable
          ---------------           --------------       --------         -----------       ----------------
          January 8, 1998               750,000              $.10           10 years                750,000
            July 28, 1998            12,500,000               .05           10 years             12,500,000
         November 9, 2004             4,000,000               .05            4 years              4,000,000
                                    --------------                                          ----------------

                                     17,250,000                                                  17,250,000
                                    ==============                                          ================

NOTE J - INCOME TAXES

There is no provision for federal, state or local income taxes for the periods ended December 31, 2004 and 2003, since the Company has incurred net operating losses.

The Company's deferred tax asset as of December 31, 2003 represents benefits from equity related compensation charges and net operating loss carryforwards of approximately $4,362,000 and $7,302,000, respectively, which is reduced by a valuation allowance of approximately $11,664,000 since the future realization of such tax benefit is not presently determinable. During 2004 the Company recorded an increase to the valuation allowance of approximately $163,000.

As of December 31, 2004, the Company has a net operating loss carryforward of approximately $29,175,000 expiring in 2008 through 2025 for federal income tax purposes and 2005 for state income tax purposes. As a result of ownership changes, Internal Revenue Code Section 382 limits the amount of such net operating loss carryforward available to offset future taxable income to approximately $18,364,000 in the aggregate.

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004


NOTE J - INCOME TAXES (CONTINUED)


The difference between the statutory federal income tax (rate) benefit applied to the Company's net loss and the Company's effective income tax rate for the years ended December 31, 2004 and 2003 is summarized as follows:

                                               For the Year Ended
                                                   December 31,
                                                2004          2003
                                               --------------------
       Statutory federal income tax rate        (35)%         (35)%
       Increase in valuation allowance           35 %          35 %
                                               -------      -------

                                                0.0 %         0.0 %
                                               =======      =======


NOTE K - RELATED PARTY TRANSACTIONS

The law firm of one director received approximately $37,000 and $20,000 of compensation for legal services rendered to the Company during the years ended December 31, 2004 and 2003, respectively.

The accounting firm of one of the Company`s directors received approximately $70,000 and $35,000 of compensation for accounting services rendered to the Company during each of the years ended December 31, 2004 and 2003, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         Effective on January 26, 2005, the independent accountant who was previously engaged as the principal accountant to audit the Company's financial statements, Eisner LLP, resigned. Eisner LLP audited the Company's financial statements for the fiscal years ended December 31, 2003 and December 31, 2002. Eisner LLP's reports on these financial statements were modified as to uncertainty that the Company will continue as a going concern; other than this, Eisner LLP's reports on the financial statements for those fiscal years neither contained an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

         For the audited years ended December 31, 2002 and December 31, 2003, and during the year 2004 and 2005 prior to January 26, 2005 (the effective date of the resignation of Eisner LLP), there were no disagreements with Eisner LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of the former accountant would have caused the accountants to make reference to the subject matter of such disagreement in their reports. In addition, the resignation of Eisner LLP was not caused by, or related to, any disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of the former accountant would have caused the accountants to make reference to the subject matter of such disagreement in their reports.

         Effective on January 26, 2005, the firm of AJ. Robbins, PC was engaged to serve as the new principal accountant to audit the Company's financial statements. The decision to retain this accountant was approved by the Company's Board of Directors.

         Prior to engaging AJ. Robbins, PC, the Company had not consulted AJ. Robbins, PC regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on the Company's financial statements or a reportable event, nor did the Company consult with AJ. Robbins, PC regarding any disagreements with its prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

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

ITEM 8B. OTHER INFORMATION

         None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names, ages and biographical information of each of our directors and executive officers as of December 31, 2004 are set forth below. There are no existing family relationships between or among any of our executive officers or directors.

    Name               Age           Position
    ----               ---           --------
Marvin Maslow          67        Chairman of the Board, President, and Chief
                                 Executive Officer and Principal Financial
                                 Officer since January 1998
Jack Harrod            62        Chief Operating Officer since August 1998
Scott L. Bach          42        Director and Secretary since January 1998
David A. Teich         48        Director since May 1999 and Treasurer since
                                 December 2000
Ralph A. Anderson      46        Director since June, 2003
Larry H. Schatz        58        Director since June, 2003


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



            MARVIN MASLOW has served as our chief executive officer and chairman of the Board since January 1998. From June 1990 through September 1996, Mr. Maslow served as chief executive officer of Projectavision, Inc., a company he co-founded to develop and market video projection technology. Since November 1996, Mr. Maslow has served as chief executive officer and chairman of the board of Tamarack Storage Devices, Inc., our wholly-owned subsidiary. From 1999 through 2002, Mr. Maslow also served as a director of NMXS.Com, Inc., a company in which we originally owned approximately 23% of the outstanding common stock. Since June 2000, Mr. Maslow has also served as a director of Novint Technologies, Inc., a company in which we own approximately 22% as of December 31, 2004. For more than 20 years, Mr. Maslow has been President of Normandie Capital Corp., a private investment and consulting company. Mr. Maslow is credited with the starting up and financing of more than 20 enterprises during his career. Mr. Maslow received an A.A.S. degree from the Rochester Institute of Technology in 1957 and an honorable discharge from the U.S. Army Signal Corps in 1963.

            JACK HARROD has served as our chief operating officer since August 1998. From November 1966 to March 1998, Mr. Harrod held a variety of executive positions at Texas Instruments, including executive vice president. Mr. Harrod received a B.S. in Electrical Engineering from the College of Engineering, University of Arkansas in 1964.

            SCOTT L. BACH has served as our director and secretary since January 1998. Since November 1996, Mr. Bach has served as secretary and director of Tamarack Storage Devices, Inc., our wholly-owned subsidiary. From 1999 through 2002, Mr. Bach also served as a director of NMXS.Com, Inc. From June, 2000 through October, 2003, he also served as a director of Novint Technologies, Inc. In 1995, Mr. Bach founded Bach & Associates, a law practice concentrating in commercial matters. From 1988 to 1995, he was associated with the law firm of Robinson Silverman Pearce Aronsohn & Berman. From 1987 to 1988, he was associated with the law firm of Zalkin, Rodin & Goodman. Mr. Bach received a B.A. from Queens College, City University of New York in 1984 and a J.D. from Hofstra Law School in 1987.

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

            RALPH ANDERSON has served as our director since June 2003. Currently, Mr. Anderson is in charge of Tax and Wealth Management at Weiser LLP. Previously, Mr. Anderson served as Senior Vice President at Executive Monetary Management (a division of Neuberger Berman), where he was in charge of the tax department and the servicing of high net worth individuals. From 1997-2001, Mr. Anderson was co-chair of the tax department and a member of the Executive Committee at Richard A. Eisner & Company, LLP. From 1990-1997, Mr. Anderson was in charge of the New Jersey tax department and a member of the Executive Committee at M.R. Weiser & Company, LLP where he merged his practice. Mr. Anderson received a Bachelor of Science degree in Accounting from Rider University and a Master of Science degree in Taxation from Seton Hall University. Mr. Anderson is a Certified Public Accountant licensed in New Jersey, New York and Massachusetts and has NASD Securities License, Series 7, 63 and 66. Ralph Anderson also sits on the board of Rider University,Progress Realty Advisors, Selective University Technology, Inc. and Cogent Technologies.

            LARRY SCHATZ has served as our director since June 2003. He is a graduate of The City University of New York at Brooklyn College (B.A., 1967) and of Brooklyn Law School (J.D. 1969). Mr. Schatz is a practicing attorney in New York City and a member of both the New York and Florida Bars since 1970. He served as a Director and Vice-Chairman of the Board of International Fast Food Corporation from 1998-2000 and was a Director of Noise Cancellation Technologies, Inc. n/k/a NCT Group, Inc. from 1984 to 1987. Mr. Schatz was a founding Director of the Association of Public Companies of Florida and served as its Chairman from 1984-1986.

AUDIT COMMITTEE

         Mr. Anderson and Mr. Teich comprise our audit committee and Mr. Anderson is considered to be an "audit committee financial expert" as that term is defined by the SEC.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December, 2004, we believe that our executive officers, directors and ten percent stockholders complied with all reporting requirements applicable to them except that Mr. Bach filed a Form 4 (with respect to the exercise of stock options) late due to delay in processing of his edgar access filing codes.

CODE OF ETHICS

On March 31, 2005, we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 10. EXECUTIVE COMPENSATION

         The following tables set forth all compensation awarded by us to our executive officers for the fiscal years ended December 31, 2002, 2003 and 2004.

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
     NAME AND                        SALARY    BONUS    COMPENSATION   AWARD(s)       SARS        (S)    ENSATION
PRINCIPAL POSITION         YEAR       ($)       ($)         ($)           ($)         (#)         ($)      ($)
----------------------- --------- ---------- --------- -------------- ---------- -------------- -------- --------

Marvin Maslow,             2002   $      0        $0    $      0           --            --          --       --
CEO/Chairman            --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2003   $300,000(2)     $0    $ 48,000(1)   405,000(3)         --          --       --
                        --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2004   $300,000(4)     $0    $ 22,500 (5)       --            --          --       --
                        -------- ---------- --------- -------------- ----------  -------------- -------- --------

=================================================================================================================
Jack Harrod,               2002   $      0        $0    $ 39,500(5)        --            --          --       --
COO                     --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2003   $250,000(2)     $0    $ 48,000(5)    157,500(6)        --          --       --
                        --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2004   $250,000(4)     $0    $ 22,500 (5)      --             --          --       --
                        --------- ---------- --------- -------------- ---------- -------------- -------- --------

=================================================================================================================
Scott Bach,                2002   $      0        $0    $      0          --                         --       --
Secretary/Director      --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2003   $      0        $0    $      0       52,500(7)     30,000(8)       --       --
                        --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2004   $      0        $0    $      0                                     --       --
                        --------- ---------- --------- -------------- ---------- -------------- -------- --------

=================================================================================================================
David Teich,               2002   $      0        $0    $      0          --                         --       --
Treasurer/Director      --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2003   $      0        $0    $      0       67,500(9)     30,000(8)       --       --
                        --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2004   $      0        $0    $      0                                     --       --
                        --------- ---------- --------- -------------- ---------- -------------- -------- --------

=================================================================================================================

     (1)  Includes non-accountable expenses paid in 2003.

     (2) Salary has been deferred and converted to notes payable as of December 31, 2003.

     (3)  Includes 13,500,000 shares of common stock.

     (4) Salary has been deferred and converted to notes payable as of December 31, 2004.

     (5) Includes $3,291.66 in monthly non-accountable expenses paid by us in 2002, $4,000 paid by us in 2003 and $1,875 paid by us in 2004.

     (6)  Includes 5,250,000 shares of common stock.

     (7)  Includes 1,750,000 shares of common stock.

     (8) Includes stock options to purchase 1,000,000 shares of common stock at an exercise price of $0.02 as compensation for his services as an officer.

     (9)  Includes 2,250,000 shares of common stock.

COMPENSATION OF DIRECTORS AND OFFICERS

         Our officers and directors do not presently receive any cash compensation from us for their service as officers and/or directors, except for equity in the form of stock options in lieu of cash, at the discretion of our Board of Directors. Our officers and/or directors who are uncompensated full time employees of ours, Messrs. Maslow and Harrod, have previously received a $2,000 to $4,000 per month non-accountable expense allowance from time to time. Mr. Maslow and Mr. Harrod's salaries have agreed to accrue their annual salaries.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth, as of March 31, 2005, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned. Share ownership in each case includes shares issuable upon exercise of options exercisable within 60 days of the date of this Annual Report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934 for purposes of computing the percentage of common stock owned by such person but not for purposes of computing the percentage owned by any other person.


                                                                  Percentage of
                                                  Number of        Outstanding
                                                    Shares            Shares
                                                  Beneficially  Beneficially and
                                                     Owned          Name Owned
                                                  ------------      ------------
Address

Michael Lauer (1)................................. 55,000,000             29.1%
375 Park Avenue, Suite 2006
New York, New York    10152

Marvin Maslow (2) ................................ 24,620,000             12.8%
c/o Manhattan Scientifics, Inc.
405 Lexington Avenue, 32nd Floor
New York, New York 10174

Jack Harrod ......................................  8,000,000              4.5%
c/o Manhattan Scientifics, Inc.
405 Lexington Avenue, 32nd Floor
New York, New York 10174

Scott L. Bach ....................................  3,836,000              2.1%
c/o Manhattan Scientifics, Inc.
405 Lexington Avenue, 32nd Floor
New York, New York 10174

David A. Teich (3)................................  3,875,000              2.1%
Teich, Beim & Moro, P.C.
Two Executive Boulevard, Suite 103
Suffern, New York 10901

Larry Schatz (4)..................................  2,000,000              1.1%
903 Park Avenue #8E
New York, New York 10021

Ralph Anderson (5)................................  2,000,000              1.1%
c/o Manhattan Scientifics, Inc.
405 Lexington Avenue, 32nd Floor
New York, New York 10174

All executive officers and directors as a group 44,331,000(2)(3)(4)(5) (6 persons). 22.6%

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

     (2) Includes options to purchase 12,400,000 shares of Common Stock at a price of $0.05 per share and a warrant to purchase 750,000 shares of Common Stock at a price of $0.10 per share.

     (3) Includes of 2,250,000 shares of Common Stock; options that are immediately exercisable to purchase 1,000,000 shares of Common Stock at an exercise price of $0.02 per share; options that are immediately exercisable to purchase 425,000 shares of Common Stock at a price of $0.05 per share; options that are immediately exercisable to purchase 200,000 shares of Common Stock at a price of $1.25 per share.

     (4) Includes 1,000,000 shares of Common Stock and options that are immediately exercisable to purchase 1,000,000 shares of Common Stock at an exercise price of $0.05 per share.

     (5) Includes 1,000,000 shares of Common Stock and options that are immediately exercisable to purchase 1,000,000 shares of Common Stock at an exercise price of $0.05 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          In August 1999, we borrowed $275,000 from Mr. Harrod. The loan bears interest at 5.5% per annum and was due on December 31, 2002. In April of 2004, Mr. Harrod agreed to extend the term of the loan to December 31, 2004 and the loan has not yet been repaid by the Company. We also agreed with Mr. Harrod to convert $550,000 in accrued salaries to a note payable with the same terms as the original $275,000 loan. Interest expense on the loan for the years ended December 31, 2004 and 2003 was approximatly $44,000 and $15,000 respectively. This loan is secured by substantially all of our assets. In the event of default on this loan, Mr. Harrod may foreclose on the collateral provided he receives the written consent of our Board of Directors.

          In August 2001, we borrowed $250,000 from Mr. Maslow. The loan bears interest at 5.5% per annum and was due on December 31, 2002. In April of 2004, Mr. Maslow agreed to extend the term of the loan to December 31, 2004 and the loan has not yet been repaid by the Company. We also agreed with Mr. Maslow to convert $550,000 in accrued salaries to a note payable with the same terms as the original $250,000 loan. Interest expense on the loans for the years ended December 31, 2004 and 2003 was approximatly $44,000 and $15,000 respectively. This loan is secured by substantially all of our assets. In the event of default on this loan, Mr. Maslow may foreclose on the collateral provided he receives the written consent of our Board of Directors.

         Beginning in April 2004, Mr. Maslow was paid a salary of $6,250 per month by Novint Technologies, Inc. as a retainer for part time employment services in connection with (i) assisting Novint in the preparation of its becoming a public company, (ii) seeking private financing, (iii) management of Novint's corporate news letter, (iv) participation as a member of its board of directors and (v) general assistance to management with the business affairs and strategic direction.

         In 2004, Mr. Harrod was independently retained as a contractor for Novint Technologies, Inc. to be responsible for the design and manufacturing of new hardware technologies for the company. Mr. Harrod received 250,000 shares of restricted common stock from Novint in exchange for his services as an independent contractor.

         Bach & Associates, a law firm of which Mr. Bach, our secretary and director, is the sole proprietor, received $105,319 in 2002, $20,000 in 2003 and $37,000 in 2004 as compensation for legal services rendered to us. In 2003, Mr. Bach also received 1,000,000 shares of our stock valued at $0.04 per share, pursuant to an S-8 registration, in lieu of payment in funds, for additional legal fees owed.

         Teich, Beim & Moro, P.C., an accounting firm in which Mr. Teich, our treasurer and a director, is a principal, received $76,660, $35,000 and 70,000 in 2002, 2003 and 2004, respectively, as compensation for accounting services rendered to us.

         Grubman, Indursky and Schindler, P.C., a law firm in which Mr. Schatz is a partner, received $10,000 for legal services rendered in 2003. Grubman, Indursky and Schnidler, P.C. did not receive any compensation from the Company in 2004.

         Weisner LLP, an accounting, professional services firm in which Mr. Anderson, a director, is a partner, received 500,000 shares of our common stock in December 2004 as payment for services rendered.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


(a) EXHIBITS




Exhibit
Number                Description of Exhibit
------                ----------------------

2.1     Agreement and Plan of Reorganization (1)

2.2     Agreement and Plan of Merger (1)

3.1     Certificate of Incorporation (1)

3.2     Amendment to Certificate of Incorporation (1)

3.3     Bylaws (1)

4.1 Amended Certificate of Designation, Preferences and Rights of Series C Preferred Stock (2)

10.1    License/Assignment Agreement with Robert Glenn Hockaday, and DKY,
        Inc. (1)

10.2    Research and Development Agreement with Energy Related Devices, Inc. (1)

10.3 Letter Agreement with Energy Related Devices, Inc. and Robert Glenn Hockaday (1)

10.4 Intellectual Property Assignment and Research and Development Agreement with Novars Gesellschaft fur neue Technologien GmbH (1)

10.5    License Option Agreement with The Regents of the University of
        California (1)

10.6    Manhattan Scientifics, Inc. 1998 Stock Option Plan (1)

10.7    Employment Agreement with Robert Hermes (1)

10.8    Agreement with Stanton Crenshaw Communications (1)

10.9    Agreement with Equilink (1)

10.10 Stock Purchase Agreement between Manhattan Scientifics, Inc., Projectavision, Inc., and Lancer Partners, L.P. (3)

10.11   License Option Agreement with Mr. Edward Vanzo (4)

10.12   Manhattan Scientifics, Inc. 2000 Equity Incentive Plan (5)

10.13   Note to Marvin Maslow in the amount of $250,000 (6)

10.14   Loan and Security Agreement for Marvin Maslow (6)

10.15   Amended and Restated Note for Jack Harrod (7)

10.16   Amended and Restated Loan and Security Agreement(7)

10.17   2004 Consultant Stock Plan (8)

10.18   Loan Agreement with Oro Valley Associates, LLC (9)

10.19   Warrant Agreement with Oro Valley Associates, LLC (9)

14.     Code of Ethics (9)

21.1    List of Subsidiaries (3)

23.1    Consent of AJ Robbins, PC(9)

23.2    Consent of Eisner LLP (9)

31 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d- 14(a)(9)

32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)


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

         (7) Incorporated by reference to the registrant's Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2004.

         (8) Incorporated by reference to the registrant's registration statement filed on Form S-8 filed with the Securities and Exchange Commission on November 26, 2004.

         (9) Filed herewith.


(b) REPORTS ON FORM 8-K

         We did not file any reports on Form 8-K during the fourth quarter of 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

                The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2003 and December 31, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and
(iv) all other fees for services rendered. "Audit Related Fees" consisted of consulting regarding accounting issues. "All Other Fees" consisted of fees related to the issuance of consents for our S-8 Registration Statements and this Annual Report.



                                       December 31, 2004    December 31, 2003
                                       -----------------    -----------------
(i)             Audit Fees                 $65,000              $50,000
(ii)            Audit Related Fees         $0                   $0
(iii)           Tax Fees                   $0                   $0
(iv)            All Other Fees             $0                   $0

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             MANHATTAN SCIENTIFICS, INC.


Dated:     April 11, 2005            By:     /S/ Marvin Maslow
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



    Signature                   Title of Capacities                Date
    ---------                   -------------------                ----

/S/ Marvin Maslow               President, Chief Executive       April 11, 2005
-----------------               Officer, Chairman of the Board
Marvin Maslow                   (principal executive officer and
                                principal financial officer)


/S/ Scott L. Bach               Director, Secretary              April 11, 2005
-----------------
Scott L. Bach


/S/ David A. Teich              Director, Treasurer              April 11, 2005
------------------
David A. Teich


/S/ Ralph Anderson              Director                         April 11, 2005
------------------
Ralph Anderson


/S/ Larry Schatz                Director                         April 11, 2005
------------------
Larry Schatz