Form 10QSB
period 2005-03-31
MANHATTAN SCIENTIFICS INC
filed 2005-05-16
CIK 1099132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       or

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

     The number of shares outstanding of registrant's $0.001 par value common stock, as of the close of business on May 9, 2005: 179,198,796 shares.


           Transitional Small Business Disclosure Format: ___Yes X No

                           MANHATTAN SCIENTIFICS, INC.
                    THIRD QUARTER 2004 REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Unaudited Consolidated Balance Sheet March 31, 2005                    3

        Unaudited Consolidated Statements of Income (Loss)
        Three Months Ended March 31, 2005 and 2004                             4

        Unaudited Consolidated Statements of Cash Flows
        Three Months Ended March 31, 2005 and 2004                             5

        Notes to Unaudited Consolidated Financial Statements                   6

Item 2. Management's Discussion and Analysis or Plan of Operation             16

Item 3. Controls and Procedures                                               20


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     21

Item 2. Changes in Securities and Use of Proceeds                             21

Item 3. Defaults Upon Senior Securities                                       21

Item 4. Submission of Matters to a Vote of Security Holders                   21

Item 5. Other Information                                                     21

Item 6. Exhibits and Reports on Form 8-K                                      22

Signatures                                                                    23

Exhibits

                          PART I - FINANCIAL STATEMENTS




ITEM 1. FINANCIAL STATEMENTS.


MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
(Unaudited)
CONSOLIDATED CONDENSED BALANCE SHEET

                                                                                            March 31,       December 31,
                                                                                              2005              2004
                                                                                -----------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                     $              193,000   $       116,000
  Prepaid expenses and other assets                                                            194,000           217,000
                                                                                -----------------------------------------
    Total current assets                                                                       387,000           333,000

Property and equipment, net                                                                     50,000            50,000
Investments                                                                                      2,000             2,000
Patents, net of accumulated amortization of 1,366,000 and 1,314,000                            766,000           818,000
Prepaid expense long-term and other asset                                                       72,000           100,000
                                                                                -----------------------------------------
      Total assets                                                              $            1,277,000   $     1,303,000
                                                                                =========================================


LIABILITIES Current liabilities
  Accounts payable and accrued expenses                                          $            1,253,000   $     1,231,000
  Note payable to officers                                                                    1,625,000         1,625,000
  Note payable - other                                                                          245,000           243,000
                                                                                 -----------------------------------------
    Total current liabilities Commitments                                                     3,123,000         3,099,000

CAPITAL DEFICIT                                                                  -----------------------------------------
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
  Series A convertible, redeemable, 10 percent
   cumulative, authorized 182,525
   shares; issued and outstanding - none
  Series B convertible, authorized 250,000
   shares; 49,999 shares issued and outstanding
  Series C convertible, redeemable, authorized 14,000 shares;
   issued and outstanding - none
Common, authorized 250,000,000 shares, 179,198,796 and 178,348,796
 shares issued, and outstanding for March 31,2005 & December 31, 2004 respectively             179,000           178,000
Additional paid-in-capital                                                                  43,653,000        43,600,000
Deficit accumulated during the development stage                                           (45,678,000)      (45,574,000)
                                                                                -----------------------------------------
Total capital deficit                                                                       (1,846,000)       (1,796,000)
                                                                                -----------------------------------------
Total liabilities and stock holders equity                                      $            1,277,000   $     1,303,000
                                                                                =========================================

See notes to financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
(Unaudited)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSSES

                                                                                                             PERIOD FROM
                                                                                                            JULY 31, 1992
                                                                           THREE MONTHS ENDED                (INCEPTION)
                                                                               MARCH 31,                       THROUGH
                                                                         2005                 2004           March 31,2005
                                                         ---------------------------------------------- ------------------
Revenue                                                                      -               150,000              856,000

Operating costs and expenses:
 General and administrative                                            456,000               695,000           37,006,000
 Research and development                                               54,000                64,000            8,062,000
 Impairment charge of certain patents                                        -                     -              189,000
                                                         ---------------------------------------------- ------------------
Total operating costs and expenses                                     510,000               759,000           45,257,000
                                                         ---------------------------------------------- ------------------
Loss from operations before other income and expenses                 (510,000)             (609,000)         (44,401,000)

Other income and expenses:
 Proceeds from sale of NMXS.com common stock                                 -                     -              393,000
 Gain from sale of Novint Technologies Inc. common stock               432,000               442,000            1,010,000
 Gain on issuance of investor common stock                                                                        531,000
 Contract revenue                                                            -                     -            3,741,000
 Interest and other expenses                                           (26,000)              (25,000)             862,000
 Interest income                                                             -                     -              169,000
 Equity in losses of investees                                               -                     -           (1,243,000)
 Gain / (Loss) on disposal of equipment                                      -                     -              (11,000)
                                                         ---------------------------------------------- ------------------
NET LOSS / COMPREHENSIVE LOSS                                         (104,000)             (192,000)         (40,673,000)
                                                         ============================================== ==================
NET LOSS
BASIC AND DILUTED LOSS PER COMMON SHARE:                              (104,000)             (192,000)
                                                         ==============================================
 Weighted average number of common
  shares outstanding                                               178,493,497           172,173,489
                                                         ==============================================
Basic and diluted loss per common share                       $          (0.00)   $            (0.00)
                                                         ==============================================

See notes to financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
(Unaudited)
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                                                         PERIOD FROM
                                                                                                         JULY 31,1992
                                                                                THREE MONTHS ENDED       (INCEPTION)
                                                                                     March  31,            THROUGH
                                                                                  2005         2004     March 31,2005
                                                                               ------------ ----------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                           (104,000)  (192,000) (40,673,000)
Adjustments to reconcile net loss to net cash used in operating activities:
  Gain on sale of investment                                                       (432,000)  (442,000)  (1,403,000)
   Gain on issuance of investee common stock                                              0          -     (531,000)
  Common stock issued for services                                                   54,000    259,000    5,996,000
  Preferred stock issued for services                                                     0          -      598,000
  Stock options issued for services                                                   .                   9,796,000
  Cashless stock option exercise                                                          -          -      126,000
  Warrants issued for services                                                            -          -    2,556,000
  Convertible note issued for services                                                    -          -       92,000
  Financing costs payable with common stock                                               -          -      191,000
  Loss of equity invested                                                                 -          -    1,207,000
  Amortization of technology license                                                      -          -      537,000
  Amortization of patents                                                            52,000     52,000      712,000
  Loss on disposal of equipment                                                           -          -       26,000
  Impairment charge of certain patents                                                    -          -      189,000
  Depreciation                                                                            -          -    1,721,000
  Changes in:
    Prepaid expenses and other assets                                                51,000     12,000      (62,000)
    Accounts payable and accrued expenses                                            22,000    184,000    2,742,000
                                                                                ----------- ---------- ------------
      Net cash (used in) operating activities;                                     (357,000)  (127,000) (16,180,000)
                                                                                ----------- ---------- ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                                   0     (3,000)    (432,000)
  Purchase of investment                                                                  0          -     (100,000)
  Proceeds from sale of equipment                                                         0          -       14,000
  Proceeds received from sale of investment                                         432,000    442,000    1,440,000
                                                                                ----------- ----------  -----------
      Net cash provided hy (used in) investing activities                           432,000    439,000      922,000
                                                                                ----------- ----------  -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Purchase of treasury stock                                                               0          -     (100,000)
 Proceeds from note payable to stockholders                                               -          -    2,374,000
 Proceeds from note payable - other                                                   2,000          -      617,000
 Repayment of note payable - other                                                        -   (325,000)    (435,000)
 Net proceeds from issuance of preferred stock                                            -          -    3,569,000
 Net proceeds from issuance of common stock                                               -          -    9,571,000
 Loan repayment to preferred stockholder                                                  -          -     (148,000)
 Capital lease payments                                                                   -          -      (13,000)
 Security deposit paid and returned                                                       -     24,000       16,000
                                                                                ----------- ----------  -----------
 Net cash provided hy financing activities                                            2,000   (301,000)  15,451,000
                                                                                ----------- ----------  -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 77,000     11,000      193,000
Cash and cash equivalents, beginning of period                                      116,000     56,000            -
                                                                                ----------- ----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            193,000     67,000      193,000
                                                                                =========== ==========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                                    3,000       20,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Fixed assets contributed to the company in exchange for
     Series A preferred stock                                                                                45,000
  Issuance of 14,391,627 common shares to acquire intangible assets                                          15,000
  Special distribution of 14,391,627 shares of common stock to
    stockholder in settlement of stockholder advances                                                       376,000
  Issuance of 7,200,000 common shares to acquire intangible assets                                        1,440,000
  Issuance of Series A preferred stock and warrants in settlement
     of note payable and accrued interest                                                                 1,830,000
  Issuance of 1,000,000 common shares to acquire intangible assets
  Issuance of 100,000 common shares to acquire furniture
     and fixtures                                                                                         1,000,000
  Issuance of 78,000 common shares in satisfaction of accrued expenses                                       49,000
  Issuance of 10,500 shares to acquire furniture and fixtures                                                15,000
  Issuance of 1,400,00 of common shares to acquire Teneo Computing                                           40,000
  Issuance of 1,000,000 of common shares to purchase 42% of Novint
     Technologies                                                                                           785,000
  Issuance of 200,000 shares of common stock in connection with the
   conversion of Series B preferred shares                                                                  561,000
  Issuance of 641,274 shares of common stock in settlement of note payable                                  481,000

See notes to financial statements

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005


NOTE A - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes there to include on Form 10-KSB for the period ended December 31, 2004. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE B - GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at March 31, 2005, had an accumulated deficit of $45,678,000. For the three months ended March 31, 2005, the Company sustained a net loss of $104,000. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005

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

[5] ADVERTISING EXPENSES:

The Company expenses advertising costs which consist primarily of promotional items and print media, as incurred. Advertising expenses amounted to $0, $0, and $84,000 for the three months ended March 31, 2005 and 2004 and for the cumulative period July 31, 1992 inception) through March 31, 2005.

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31,2005

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

[7] INVESTMENTS:

The Company records its investment in Novint at cost and uses the equity method of accounting to record its proportionate share of Novint's net income or loss. During 2003, the Company recorded an impairment of the investment to $0 due to Novint's inactivity. Subsequently, during 2004, Novint issued common stock pursuant to a private placement, as a result, the Company has recorded a gain on issuance of investee common stock of $531,000. For the three months ended March 31, 2005, the Company has sold certain shares in Novint and has recorded a gain on sale of those shares of $432,000. As of March 31, 2005, the Company owned 2,350,609 shares of Novint common stock or 17%. The loss exceeded the Company's basis in Novint during the year ended December 31, 2004 and the investment balance is carried at $0. The Company will continue to account for its investment under the equity method of accounting, however, it will record its proportionate share of revenue only after it has recovered all losses in excess of its basis.

[8] REVENUE RECOGNITION:

When the Company earns revenues from the sale of licensing of its products and such revenue will be recognized in accordance with the terms of the underlying agreements at the time such transactions are consummated.

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005


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

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005


NOTE C - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS
(CONTINUED)


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

[10] STOCK-BASED COMPENSATION:

The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 12 3, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net loss and net loss per share if the fair value based method had been applied to all awards.


                                                                              For the Three Months Ended
                                                                                March 31, 2005 and 2004
----------------------------------------------------------------------------------------------------------
 Reported Net Loss                                                           $ (104,000)       $(192,000)
----------------------------------------------------------------------------------------------------------
 Stock-based employee compensation Expenses included in
 reported net loss, net of  related tax effects
----------------------------------------------------------------------------------------------------------
 Stock-based employee compensation determined under the fair value
 asset method, net of related tax effects                                         --               --
----------------------------------------------------------------------------------------------------------
 Pro form a net loss                                                         $ (104,000)        (192,000)
----------------------------------------------------------------------------------------------------------
 Basic and diluted loss per share;
    As reported                                                              $     (.00)       $    (.00)
----------------------------------------------------------------------------------------------------------
    Pro forma                                                                $     (.00)       $    (.00)
----------------------------------------------------------------------------------------------------------

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31,2005


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (CONTINUED)

[11] CASH EQUIVALENTS:

For purposes of reporting cash flows, the Company considers all short term, interest bearing deposits with original maturities of three months or less to be cash equivalents.

[12] FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts of cash, accounts receivable, notes receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturity of these items.

[13] CONCENTRATION OF CREDIT RISK:

The Company maintains all cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

[14] RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R)replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS (R), and believes that it could have an impact to the Company's overall results of operations depending on the number of stock options granted in a given year.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (CONTINUED)

Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No. 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No. 153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005

NOTE D - INVESTMENTS IN NOVINT

At March 31, 2005, the Company owns approximately 17% of Novint. The following is a summary of financial data regarding financial position and results of operations derived from the March 31, 2005 financial statements of Novint as of March 31, 2005.


     ----------------------------------------------------------------------
     Current assets (including cash $622,000)                    $  562,000
     ----------------------------------------------------------------------
     Property and equipment                                          79,000
     ----------------------------------------------------------------------
     Other assets                                                   223,000
                                                                 ----------
     ----------------------------------------------------------------------
                                                                 $  864,000
                                                                 ==========
     ----------------------------------------------------------------------
     Liabilities                                                 $1,091,000
     ----------------------------------------------------------------------
     Deficit                                                       (227,000)
                                                                 ----------
     ----------------------------------------------------------------------
                                                                 $  864,000
                                                                 ==========
     ----------------------------------------------------------------------
     Revenue                                                     $   28,000
     ----------------------------------------------------------------------
     Net/Loss                                                    $1,103,000
                                                                 ==========
     ----------------------------------------------------------------------


In the first quarter of 2005, the Company sold 788,000 shares of its common stock in Novint Technologies, Inc. for $432,000.

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005


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

The Company's computation of dilutive net loss per share for the three months ended March 31, 2005 and 2004 does not assume any exercise of options or warrants or shares issuable upon conversion of the series B preferred stock and common shares, respectively, as their effect is antidilutive.

NOTE F - NOTES PAYABLE - OFFICER

In August 1999, the Company borrowed $275,000 from the Chief Operating Officer. The loan bears interest at 5.5% per annum and is due the earlier of 18 months from the date of a private placement raising at least $1,500,000. This loan was due December 31, 2002. In April of 2004 the Company and the Chief Operating Officer agreed to extend the term of the loan to December 31, 2004 and the loan has not yet been repaid by the Company. The Company and the Chief Operating Officer also agreed to convert $550,000 in accrued salaries to a note payable with the same terms as the original $275,000 loan. Interest expense for the three months ended March 31, 2005 and 2004 was approximately $13,000 and $13,000 respectively. This loan is secured by substantially all of the assets of the Company. In the event of default on this loan, the Company's Chief Executive Officer may foreclose on the collateral provided he receives written consent of the Company's Board of Directors.

In August 2001, the Company borrowed $250,000 from the Chief Executive Officer. The loan bears interest at 5.5% per annum was due December 31, 2002. In April of 2004 the Company and the Chief Executive Officer agreed to extend the term of the loan to December 31, 2004 and the loan has not yet been repaid by the Company. The Company and the Chief Executive Officer also agreed to convert $550,000 in accrued salaries to a note payable with the same terms as the original $250,000 loan. Interest expense for the three months ended March 31, 2005 and 2004 was approximately $13,000 and $13,0000 respectively. This loan is secured by substantially all of the assets and the Company. In the event of default on this loan, the Company's Chief Executive Officer may foreclose on the collateral provided he receives written consent of the Company's Board of Directors.

NOTE G - NOTES PAYABLE - OTHER

In March 2004, the Company paid in full, this $300,000 loan from a third party financial institution. In 2004 and 2005 the Company issued a number of convertible promissory notes totaling $93,000 for services performed. The notes have a one year maturity date, are non interest bearing and upon maturity will convert into shares of the Company's common stock at the then current per share price, unless the Company prepays the outstanding amount. In December 2004, the company issued 641,274 shares of its common stock on the conversion of one of

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005


the notes. In November 2004, the Company obtained a loan from a third party in the amount of $200,000. The loan bears interest at a rate of 8% per annum and matures in November of 2006. The Company prepaid the two years of interest using its shares of Novint Technologies. The loan is collateralized by 500,000 shares of the company's common stock of Novint Technologies, Inc. In addition, the Company issued a warrant to purchase 4,000,000 shares of its common stock on a cashless basis with a 5 cent strike price expiring November 8, 2008. The warrant was valued at $224,000 using the Black Scholes model for American options, with volatility of 108% and a risk free interest rate of 4.5%. The market price of the common stock on the date of the grant was $0,071. The value of the warrant is being amortized over the life of the note.

NOTE H - CAPITAL TRANSACTIONS

In January 2005, the Company issued 600,000 shares for services rendered valued at $.062 per share or $37,000, and in March issued 250,000 shares for services rendered valued at $.067 per share or $17,000.

NOTE I - RELATED PARTY TANSACTIONS

The law firm of one director received approximately $35,000 and $20,000 of compensation for legal services rendered to the Company during the three months ended March 31, 2005 and 2004, respectively.

The accounting firm of one of our directors received approximately $23,000 and $55,000 of compensation for accounting services rendered to the Company during each of the three months ended March 31, 2005 and 2004. In addition, the accounting firm received 100,000 shares of Novint Technologies, Inc. common stock valued at $66,000 as payment for services previously rendered.

NOTE J - SUBSEQUENT EVENTS

In April 2005, the Company sold 10,000 shares of its common stock of Novint Technologies, Inc. for $6,600.

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

Since the reverse merger we have been acquiring and licensing technologies, directed supervised and coordinated our research and development efforts, raising capital, and initiating commercialization activities and dialogue with potential customers.

As of March 31, 2005, we had an accumulated loss since inception, 1992, of $40,673,000. Included in this accumulated loss are charges amounting to approximately $19,682,000 relating to the issuance of equity instruments for services and approximately $6,700,000 from Tamarack prior to our acquisition of Tamarack. We expect operating losses to continue for the foreseeable future because of general and administrative expenses.

We do not know if our marketing efforts will be successful, that we will ever have commercially acceptable products, or that we will achieve significant sales of any such products. We operate in an environment of rapid change in technology and we are dependent upon the services of our employees, consultants and independent contractors. If we are unable to successfully bring our technologies to commercialization, we would likely have to significantly alter our business plan and may cease operations.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 TO THREE MONTHS ENDED MARCH 31, 2004.

NET LOSS. We reported a net loss of $104,000, or $.00 per common share, basic and diluted, for the three months ended March 31, 2005, versus a net loss of $192,000, or $.00 per common share, basic and diluted, for the three months ended March 31, 2004. The decrease of $88,000, or 46%, resulted from our sale of Novint Technologies, Inc. common stock for $432,000.

REVENUES. We had no revenues for the three months ended March 31, 2005 and revenues of $150,000 for the three months ended March 31, 2004.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the three months ended March 31, 2005 totaled $510,000, a decrease of $249,000, or 33%, versus costs and expenses of $759,000 for the three months ended March 31, 2004. These costs and expenses are detailed below.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $456,000 for the three months ended March 31, 2005, which consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $695,000 for the three months ended March 31, 2004. This decrease of $239,000, or 34%, is primarily a result of the fact that, in 2004, we recorded charges for the issuance of stock and stock options for services, whereas in the fiscal 2005 period, we issued significantly less stock for services. We anticipate no significant change in general and administrative expenses in the near future.

RESEARCH AND DEVELOPMENT. Research and development expenses were $54,000 for the three months ended March 31, 2005, which consisted of amortization of patents and contract research services. Research and development expenses amounted to $64,000 for the three months ended March 31, 2004, a decrease of $10,000, or 16%.

LIQUIDITY AND PLAN OF OPERATIONS

We are a development stage company and are in the technology acquisition and development phase of our operations. Accordingly, we have relied primarily upon private placements and subscription sales of stock to fund our continuing activities and acquisitions. To a limited extent, and as described below, we have also relied upon borrowing from the Company's two senior officers, CEO Maslow and COO Harrod, and through a bank guarantee made by Mr. Maslow of a traditional loan which we recently retired. Until we generate revenue from sales and licensing of technology, or receive a large infusion of cash from a potential strategic partner, we intend to continue to rely upon these methods and the limited sales of our shares or other assets, which has become increasingly difficult with our low share price, to fund operations during the next year.

Our significant assets include our portfolio of intellectual property relating to various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, and 2,350,610 shares of common stock of Novint Technologies, Inc.; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

Stockholders' equity totaled a deficit of $1,846,000 on March 31, 2005 and the working capital was a deficit of $2,736,000 on such date.

We do not expect any significant change in the total number of employees in the near future. We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next 12 months, although we have no agreements regarding any such technologies as of the date of this Report.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of March 31, 2005, we had $193,000 in cash. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, borrowing as appropriate, and our cash on hand. However, we do not know if those resources will be adequate to cover our capital requirements.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In 2004, we commenced an action against NMXS.Com, Inc. and its CEO based on their failure to honor our exercise of certain warrants. The case caption of that action is Manhattan Scientifics, Inc. v. NMXS.Com, Inc. and Richard Govatski, Supreme Court, New York Country, Index No. 601793/04. Counterclaims to set aside the warrants have been asserted against us in this action. By Notice of Motion dated August 16, 2004, the individual defendant, NMXS.Com's CEO, moved to dismiss the claims against him individually for lack of personal jurisdiction. That motion is sub judice before the Court. By Notice of Motion dated October 8, 2004, we moved to dismiss the aforesaid counterclaims on various grounds. That motion is also sub judice before the Court.

ITEM 2. CHANGES IN SECURITIES.

In January 2005, the Company issued 100,000 shares to a consultant for services rendered with a total value of $6,200. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In January 2005, the Company issued 500,000 shares to counsel for legal services rendered with a total value of $31,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In March 2005, the Company issued 250,000 shares to a consultant for services rendered with a total value of $16,750. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

(2)  Filed herewith.

(b) The following reports on Form 8-K were filed during the quarter ended March 31, 2005:

     o On January 3, 2005, we filed a Form 8-K reporting the issuance of a letter to stockholders dated January 1, 2005 updating the stockholders on the developments of the Company.

     o On January 28, 2005, we filed a Form 8-K reporting the resignation of Eisner LLP as the Company's independent accountant and the engagement of AJ. Robbins, PC to serve as the Company's principal accountant.

                                    SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Manhattan Scientifics, Inc., a Delaware corporation





Date: May 12, 2005             /s/  Marvin Maslow
                                    -----------------
                                    Marvin Maslow,
                                    Chief Executive Officer and Principal
                                    Financial Officer