Form 10QSB
period 2005-06-30
MANHATTAN SCIENTIFICS INC
filed 2005-08-12
CIK 1099132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from          N/A          to               N/A
                                  ---------------               --------------


                        Commission File Number:   000-28411
                                                  ----------
                           Manhattan Scientifics, Inc.

        (Exact name of small business issuer as specified in its charter)


                   Delaware                                 85-0460639
      -------------------------------                  -------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)


               405 Lexington Ave., 32nd Floor, New York, NY 10174
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (212) 551-0577
                 ----------------------------------------------
                (Issuer's telephone number, including area code)

N/A (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     The number of shares outstanding of registrant's $0.001 par value common stock, as of the close of business on August 1, 2005: 182,379,348 shares.

          Transitional Small Business Disclosure Format: [_]Yes [X] No

                           MANHATTAN SCIENTIFICS, INC.
                    SECOND QUARTER 2005 REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Unaudited Consolidated Balance Sheet June 30, 2005                   3

        Unaudited Consolidated Statements of Income (Loss)
        Six Months Ended June 30, 2005 and 2004                              4

        Unaudited Consolidated Statements of Cash Flows
        Six Months Ended June 30, 2005 and 2004                              5

        Notes to Unaudited Consolidated Financial Statements                 6

Item 2. Management's Discussion and Analysis or Plan of Operation           16

Item 3. Controls and Procedures                                             20


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         21

Item 3. Defaults Upon Senior Securities                                     21

Item 4. Submission of Matters to a Vote of Security Holders                 21

Item 5. Other Information                                                   21

Item 6. Exhibits and Reports on Form 8-K                                    21

Signatures                                                                  23

Exhibits

                          PART I - FINANCIAL STATEMENTS




ITEM 1. FINANCIAL STATEMENTS.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
(Unaudited)
CONSOLIDATED CONDENSED BALANCE SHEET





ASSETS                                                                                  June 30, 2005     December 31, 2004
                                                                                   --------------------  --------------------
Current assets:
 Cash and cash equivalents                                                          $          185,000   $           116,000
 Prepaid expenses and other assets                                                             148,000               217,000
                                                                                   --------------------  --------------------

     Total current assets                                                                      333,000               333,000

Property and equipment, net                                                                     49,000                50,000
Investments                                                                                      2,000                 2,000
Patents, net of accumulated amortization of 1,366,000                                          714,000               818,000
Prepaid expense long-term and other asset                                                       44,000               100,000
                                                                                   --------------------  --------------------

     Total assets                                                                  $         1,142,000   $         1,303,000
                                                                                   ====================  ====================

LIABILITIES
Current liabilities
 Accounts payable and accrued expenses                                             $         1,276,000   $         1,231,000
 Note payable to officers                                                                    1,625,000             1,625,000
 Note payable - other                                                                          248,000               243,000
                                                                                   --------------------  --------------------

Total current liabilities                                                                    3,149,000             3,099,000
                                                                                   --------------------  --------------------

Commitments

CAPITAL DEFICIT
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
 Series A convertible, redeemable, 10 percent cumulative, authorized 182,525 shares; issued and outstanding - none
 Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding
 Series C convertible, redeemable, authorized 14,000 shares;
  issued and outstanding - none
Common, authorized 250,000,000 shares, 182,379,348 shares issued, and outstanding              182,000               178,000
Additional paid-in-capital                                                                  43,858,000            43,600,000
Deficit accumulated during the development stage                                           (46,047,000)          (45,574,000)
                                                                                   --------------------  --------------------

Total capital deficit                                                                       (2,007,000)           (1,796,000)
                                                                                   --------------------  --------------------

                                                                                   $         1,142,000   $         1,303,000
                                                                                   ====================  ====================

                       See notes to financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSSES
(Unaudited)

                                                                                                                    PERIOD FROM
                                                                                                                   JULY 31, 1992
                                                           THREE MONTHS ENDED           SIX MONTHS ENDED            (INCEPTION)
                                                                JUNE 30                     JUNE 30                   THROUGH
                                                     --------------------------- -----------------------------     -------------
                                                         2005           2004          2005          2004           JUNE 30, 2005
                                                     ------------- ------------- -------------   -------------     -------------
Revenues                                             $          -  $          -  $          -    $    150,000      $    856,000

Operating costs and expenses:
 General and administrative                               386,000       566,000       842,000       1,313,000        37,392,000
 Research and development                                  55,000        94,000       109,000         106,000         8,117,000
 Impairment charge of certain patents                                                                                   189,000
                                                     ------------- ------------- -------------   -------------     -------------

Total operating costs and expenses                        441,000       660,000       951,000       1,419,000        45,698,000
                                                     ------------- ------------- -------------   -------------     -------------

Loss from operations before other income and             (441,000)     (660,000)     (951,000)     (1,269,000)      (44,842,000)

Other income and expenses:
 Proceeds from sale of NMSX.com Common Stock                                                                            393,000
 Gain from sale of Novint Technologies
   Inc. common stock                                       98,000        67,000       530,000         509,000         1,108,000
   Gain on issuance of investee common stock                            531,000                       531,000           531,000
 Contract revenue                                                        90,000                        90,000         3,741,000
 Interest and other expenses                              (26,000)      (22,000)      (52,000)        (47,000)         (888,000)
 Interest income                                                                                                        169,000
 Equity in losses of investees                                          (26,000)                      (26,000)       (1,243,000)
 Gain/(loss) on disposal of equipment                                                                                   (11,000)
                                                     ------------- ------------- -------------   -------------     -------------

NET LOSS / COMPREHENSIVE LOSS                        $   (369,000) $    (20,000) $   (473,000)   $   (212,000)     $(41,042,000)
                                                     ============= ============= =============   =============     =============

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS
BASIC AND DILUTED LOSS PER HARE:
 Weighted average number of common shares
  outstanding                                         179,976,264   174,098,522   179,081,472     173,053,522
                                                     ============= ============= =============   =============

Basic and diluted loss per share                           (0.00)         (0.00)        (0.00)          (0.00)
                                                     ============= ============= =============   =============

                       See notes to financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
(Unaudited)
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                                                         PERIOD FROM
                                                                                     SIX MONTHS ENDED    JULY 31, 1992
                                                                                         JUNE 30,        (INCEPTION)
                                                                                -----------------------    THROUGH
                                                                                   2005         2004     June 30, 2005
                                                                                ----------------------- ---------------
Net loss                                                                        $(473,000)  $ (212,000)    (41,042,000)
Adjustments to reconcile net loss to net cash used in operating activities:
 Gain on sale of investment                                                      (530,000)    (509,000)     (1,501,000)
   Gain on issuance of investee common stock                                                  (531,000)       (531,000)
 Common stock issued for services                                                 213,000      317,000       6,155,000
 Preferred stock issued for services                                                    -                      598,000
 Stock options issued for services                                                 44,000            -       9,840,000
 Cashless stock option exercise                                                         -      126,000         126,000
 Warrants issued for services                                                           -                    2,556,000
 Convertible note issued for services                                                   -       73,000          92,000
 Financing costs payable with common stock                                              -                      191,000
 Loss of equity invested                                                                -       26,000       1,207,000
 Amortization of technology license                                                     -                      537,000
 Amortization of patents                                                          104,000      104,000         764,000
 Loss on disposal of equipment                                                          -            -          26,000
 Impairment charge of certain patents                                                   -            -         189,000
 Depreciation                                                                           -            -       1,723,000
 Changes in:                                                                        2,000
   Prepaid expenses and other assets                                              125,000       24,000          12,000
   Accounts payable and accrued expenses                                           49,000      394,000       2,769,000
                                                                                ----------------------- ---------------

     Net cash (used in) operating activities;                                    (466,000)    (188,000)    (16,289,000)
                                                                                ----------------------- ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of equipment                                                                          (9,000)       (432,000)
 Purchase of investment                                                                 -                     (100,000)
 Proceeds from sale of equipment                                                        -                       14,000
 Proceeds received from sale of investment                                        530,000      529,000       1,538,000
                                                                                ----------------------- ---------------

     Net cash provided by (used in) investing activities                          530,000      520,000       1,020,000
                                                                                ----------------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                                                              -                     (100,000)
Proceeds from note payable to stockholders                                              -      (25,000)      2,374,000
Proceeds from note payable - other                                                  5,000                      620,000
Repayment of note payable - other                                                             (300,000)       (435,000)
Net proceeds from issuance of preferred stock                                           -            -       3,569,000
Net proceeds from issuance of common stock                                              -            -       9,571,000
Loan repayment to preferred stockholder                                                 -            -        (148,000)
Capital lease payments                                                                  -            -         (13,000)
Security deposit paid and returned                                                              24,000          16,000
                                                                                ----------------------- ---------------

Net cash provided by financing activities                                           5,000     (301,000)     15,454,000
                                                                                ----------------------- ---------------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               69,000       31,000         185,000
Cash and cash equivalents, beginning of period                                    116,000       56,000               -
                                                                                ----------------------- ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 185,000   $   87,000  $      185,000
                                                                                ======================= ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                           -        3,000          20,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Fixed assets contributed to the company in exchange for
  Series A preferred stock                                                                                      45,000
 Issuance of 14,391,627 common shares to acquire intangible assets                                              15,000
 Special distribution of 14,391,627 shares of common stock to
  stockholder in settlement of stockholder advances                                                            376,000
 Issuance of 7,200,000 common shares to acquire intangible assets                                            1,440,000
 Issuance of Series A preferred stock and warrants in settlement
  of note payable and accrued interest                                                                       1,830,000
 Issuance of 1,000,000 common shares to acquire intangible assets                                            1,000,000
 Issuance of 100,000 common shares to acquire furniture and fixtures                                            49,000
 Issuance of 78,000 common shares in satisfaction of accrued expenses                                           15,000
 Issuance of 10,500 shares to acquire furniture and fixtures                                                    40,000
 Issuance of 1,400,00 of common shares to acquire Teneo Computing                                              785,000
 Issuance of 1,000,000 of common shares to purchase 42% of Novint
  Technologies
 Issuance of 200,000 shares of common stock in connection with the
  conversion of Series B preferred shares                                                                      561,000
 Issuance of 641,274 shares of common stock in settlement of note payable                                      481,000
 Issuance of 3,180,552 common shares in satisfaction of accrued expenses                                       159,000
See notes to financial statements

                       See notes to financial statements

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2005


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

Operating results for the six months period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE B - GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at June 30, 2005, had an accumulated deficit of $46,047,000. For the six months ended June 30, 2005, the Company sustained a net loss of $473,000. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

[1] PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

[2] INTANGIBLE ASSETS:

Patents are recorded at cost. Amortization is charged against results of operations using the straight-line method over the estimated economic useful life. Patents related to the mid-range fuel cell and the micro fuel cell technologies are estimated to have an economic useful life of 10 years. Amortization expense was $104,000 for each of the six months ended June 30, 2005 and 2004.

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

[5] ADVERTISING EXPENSES:

The Company expenses advertising costs which consist primarily of promotional items and print media, as incurred. Advertising expenses amounted to $0, $0, and $84,000 for the six months ended June 30, 2005 and 2004 and for the cumulative period July 31, 1992 inception) through June 30, 2005.

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005

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

[7] INVESTMENTS:

The Company records its investment in Novint at cost and uses the equity method of accounting to record its proportionate share of Novint's net income or loss. During 2003, the Company recorded an impairment of the investment to $0 due to Novint's inactivity. Subsequently, during 2004, Novint issued common stock pursuant to a private placement, as a result, the Company has recorded a gain on issuance of investee common stock of $531,000. In addition for the year ended December 31, 2004, the Company has recorded an equity in loss of investee of $492,000, representing the Company's share of Novint's current losses. For the six months ended June 30, 2005 and 2004 the Company sold certain shares in Novint and has recorded a gain on sale of those shares of $530,000 and $509,000, respectively. As of June 30, 2005, the Company owned 2,201,,610 shares of Novint common stock or 16%. The loss exceeded the Company's basis in Novint during the year ended December 31, 2004 and the investment balance is carried at $0. The Company will continue to account for its investment under the equity method of accounting, however, it will record it s proportionate share of revenue only after it has recovered all losses in excess of its basis.

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005


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

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005


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

                                                      ---------------------------------- ---------------------------------------
                                                            For the Three Months                   For the Six Months
                                                      ---------------------------------- ---------------------------------------
                                                               Ended June 30,                        Ended June 30,
                                                      ----------------- ---------------- --------------------- -----------------
                                                               2005            2004                2005                2004
----------------------------------------------------- ----------------- ---------------- ---- ---------------- -----------------
Reported Net Loss                                     $       (369,000) $       (20,000)      $      (473,000) $       (212,000)
----------------------------------------------------- ----------------- ---------------- ---- ---------------- -----------------
Stock-based employee compensation
 Expenses included in reported
 net loss, net of  related tax effects
----------------------------------------------------- ----------------- ---------------- ---- ---------------- -----------------
Stock-based employee compensation determined under
the fair value asset method, net of related tax
effects                                                                                                    --                --
----------------------------------------------------- ----------------- ---------------- ---- ---------------- -----------------
Pro forma net loss                                    $       (369,000) $       (20,000)      $      (473,000) $       (212,000)
----------------------------------------------------- ----------------- ---------------- ---- ---------------- -----------------
Basic and diluted loss per share;
 As reported                                          $           (.00) $          (.00)      $          (.00) $           (.00)
----------------------------------------------------- ----------------- ---------------- ---- ---------------- -----------------
  Pro forma                                           $           (.00) $          (.00)      $          (.00) $           (.00)
----------------------------------------------------- ----------------- ---------------- ---- ---------------- -----------------

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005



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

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005



NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (CONTINUED)

Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured asset not the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No. 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No. 153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005


NOTE D - INVESTMENTS IN NOVINT

At June 30, 2005, the Company owns approximately 16% of Novint. The following is a summary of financial data regarding financial position and results of operations derived from the June 30, 2005 financial statements of Novint as of June 30, 2005.


         --------------------------------------------------------------------
         Current assets (including cash $252,000)                   $ 193,000
         --------------------------------------------------------------------
         Property and equipment                                        79,000
         --------------------------------------------------------------------
         Other assets                                                 223,000
                                                                   ----------
         --------------------------------------------------------------------
                                                                   $  495,000
                                                                   ==========
         --------------------------------------------------------------------
         Liabilities                                               $1,074,000
         --------------------------------------------------------------------
         Deficit                                                     (579,000)
                                                                   ----------
         --------------------------------------------------------------------
                                                                   $  495,000
                                                                   ==========
         --------------------------------------------------------------------
         Revenue                                                   $   86,000
         --------------------------------------------------------------------
         Net/Loss                                                  $1,455,000
                                                                   ==========
         --------------------------------------------------------------------

In the first quarter of 2005, the Company sold 788,000 shares of its common stock in Novint Technologies, Inc. for $432,000. In the second quarter of 2005, the Company sold 149,000 shares of its common stock in Novint Technologies, Inc. for $98,000.

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005


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

The Company's computation of dilutive net loss per share for the six months ended June 30, 2005 and 2004 does not assume any exercise of options or warrants or shares issuable upon conversion of the series B preferred stock and common shares, respectively, as their effect is antidilutive.

NOTE F - NOTES PAYABLE - OFFICER

In August 1999, the Company borrowed $275,000 from the Chief Operating Officer. The loan bears interest at 5.5% per annum and is due the earlier of 18 months from the date of a private placement raising at least $1,500,000. This loan was due December 31, 2002. In April of 2004 the Company and the Chief Operating Officer agreed to extend the term of the loan to December 31, 2004 and the loan has not yet been repaid by the Company. The Company and the Chief Operating Officer also agreed to convert $550,000 in accrued salaries to a note payable with the same terms as the original $275,000 loan. Interest expense for the six months ended June 30, 2005 and 2004 was approximately $23,000 and $15,000 respectively. This loan is secured by substantially all of the assets of the Company. In the event of default on this loan, the Company's Chief Executive Officer may foreclose on the collateral provided he receives written consent of the Company's Board of Directors.

In August 2001, the Company borrowed $250,000 from the Chief Executive Officer. The loan bears interest at 5.5% per annum was due December 31, 2002. In April of 2004 the Company and the Chief Executive Officer agreed to extend the term of the loan to December 31, 2004 and the loan has not yet been repaid by the Company. The Company and the Chief Executive Officer also agreed to convert $550,000 in accrued salaries to a note payable with the same terms as the original $250,000 loan. Interest expense for the six months ended June 30, 2005 and 2004 was approximately $22,000 and $22,000 respectively. This loan is secured by substantially all of the assets and the Company. In the event of default on this loan, the Company's Chief Executive Officer may foreclose on the collateral provided he receives written consent of the Company's Board of Directors.

NOTE G - NOTES PAYABLE - OTHER

In March 2004, the Company paid in full, this $300,000 loan from a third party financial institution. During 2004 the Company issued a number of convertible promissory notes totaling $91,000 for services performed. The notes have a one year maturity date, are non interest bearing and upon maturity will convert into shares of the Company's common stock at the then current per share price, unless the Company prepays the outstanding amount. In December 2004, the company issued 641,274 shares of its common stock on the conversion of one of the notes. In November 2004, the Company obtained a loan from a third party in the amount of $200,000. The loan bears interest at a rate of 8% per annum and matures in November of 2006. The Company prepaid the two years of interest using its shares of Novint Technologies. The loan is collateralized by 500,000 shares of the company's common stock of Novint Technologies, Inc. In addition, the Company

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005


issued a warrant to purchase 4,000,000 shares of its common stock on a cashless basis with a 5 cent strike price expiring November 8, 2008. The warrant was valued at $224,000 using the Black Scholes pricing model for options, with volatility of 108% and a risk free interest rate of 4.5%. The market price of the common stock on the date of the grant was $0.071. The value of the warrant is being amortized over the life of the note.

NOTE H - CAPITAL TRANSACTIONS

In January 2005, the Company issued 600,000 shares for services rendered valued at $.062 per share or $37,000, and in March issued 250,000 shares for services rendered valued at $.067 per share or $17,000.

In May 2005, the company issued options to purchase 1,200,000 shares of its common stock on a cashless basis with a 5 cent strike price expiring May 25, 2009. The options were valued at $44,000 using the Black Scholes pricing model for options, with volatility of 93% and a risk free interest rate of 4.5%

The market price of the common stock of the date of the grant to a director of the company was $0.056. 200,000 of the options issued were exchanged for options previously issued at a strike price of $1.25.

In June 2005, the Company issued 3,180,552 shares of its common stock in satisfaction of accrued expenses of $159,000.

NOTE I - RELATED PARTY TANSACTIONS

The law firm of one director received approximately $43,000 and $27,000 of compensation for legal services rendered to the Company during the six months ended June 30, 2005 and 2004, respectively.

The accounting firm of one of our directors received approximately $34,000 and $55,000 of compensation for accounting services rendered to the Company during each of the six months ended June 30, 2005 and 2004. In addition, the accounting firm received 100,000 shares of Novint Technologies, Inc. common stock valued at $66,000 as payment for services previously rendered.

The accounting firm of one of our directors received approximately $15,000 of compensation for accounting services rendered to the company during the six months ended June 30, 2005.

NOTE J - SUBSEQUENT EVENTS

In July 2005, the Company sold 50,000 shares of its common stock of Novint Technologies, Inc. for $33,000.

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

Since the reverse acquisition we have been acquiring and licensing technologies, directed supervised and coordinated our research and development efforts, raising capital, and initiating commercialization activities and dialogue with potential customers.

As of June 30, 2005, we had an accumulated loss since inception, 1992, of $41,042,000. Included in this accumulated loss are charges amounting to approximately $19,336,000 relating to the issuance of equity instruments for services and approximately $6,700,000 from Tamarack prior to our acquisition of Tamarack. We expect operating losses to continue for the foreseeable future because we will be continuing to fund research and development efforts as well as general and administrative expenses, although the commercialization process has begun on three of the Company's four technology investments.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2005 TO THREE MONTHS ENDED JUNE 30, 2004.

NET LOSS. We reported a net loss of $369,000, or $.00 per common share, basic and diluted, for the three months ended June 30, 2005, versus a net loss of $20,000, or $.00 per common share, basic and diluted, for the three months ended June 30, 2004. Our reported net loss in the three months ended June 30, 2004 were significantly smaller because in that quarter we recorded a gain on the sale of common stock of Novint held by us, in the amount of $531,000.

REVENUES. We had no revenues for the three months ended June 30, 2005 and no revenues for the three months ended June 30, 2004.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the three months ended June 30, 2005 totaled $441,000, a decrease of $219,000, or 34%, versus costs and expenses of $660,000 for the three months ended June 30, 2004. These costs and expenses are detailed below.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $386,000 for the three months ended June 30, 2005, which consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $566,000 for the three months ended June 30, 2004. This decrease of $180,000, or 32%, is primarily a result of the fact that, in 2004, we recorded charges for the issuance of stock and stock options for services, whereas in the fiscal 2004 period, we issued significantly less stock for services. We anticipate no significant change in general and administrative expenses in the near future.

RESEARCH AND DEVELOPMENT. Research and development expenses were $55,000 for the three months ended June 30, 2005, which consisted of amortization of patents and contract research services. Research and development expenses amounted to $94,000 for the three months ended June 30, 2004, representing a decrease of $39,000, or 42%.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2005 TO SIX MONTHS ENDED JUNE 30, 2004.

NET LOSS. We reported a net loss of $473,000, or $.00 per common share, basic and diluted, for the six months ended June 30, 2005, versus a net loss of $212,000, or $.00 per common share, basic and diluted, for the six months ended June 30, 2004. Our reported net loss in the six months ended June 30, 2004 was significantly smaller, by $261,000, because in that period we recorded a gain on the sale of common stock of Novint held by us, in the amount of $531,000. In addition, however, we recorded lower expenses for services in the six month period ending June 30, 2005, as compared to the same period last year, paid via the issuance of shares of our common stock.

REVENUES. We had no revenues for the six months ended June 30, 2005 and $150,000 of revenues for the six months ended June 30, 2004. These revenues were a result of the Company licensing its midrange fuel cell technology.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the six months ended June 30, 2005 totaled $951,000, a decrease of $468,000, or 33% versus costs and expenses of $1,419,000 for the six months ended June 30, 2004. These costs and expenses are detailed below.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $842,000 for the six months ended June 30, 2005, which consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $1,313,000 for the six months ended June 30, 2004. This decrease of $471,000, or 36% is primarily a result of the fact that, in 2004, we recorded charges for the issuance of stock and stock options for services, whereas in the fiscal 2004 period, we issued significantly less for services. We anticipate no significant change in general and administrative expenses in the near future.

RESEARCH AND DEVELOPMENT. Research and development expenses were $109,000 for the six months ended June 30, 2005, which consisted of payments on research and development agreements with various contractors and amortization of patents. Research and development expenses amounted to $106,000 for the six months ended June 30, 2004. This increase of $3,000, or 3% resulted from contract research services. We expect research and development costs to increase as we develop our existing technologies and acquire or license new ones.

LIQUIDITY AND PLAN OF OPERATIONS

We are a development stage company and are in the technology commercialization and development phase of our operations. Accordingly, we have relied primarily upon private placements and subscription sales of stock to fund our continuing activities and acquisitions. To a limited extent, and as described below, we have also relied upon borrowing from the Company's two senior officers, CEO Maslow and COO Harrod, and through a bank guarantee made by Mr. Maslow of a traditional loan which we recently retired. Until we generate revenue from sales and licensing of technology, or receive a large infusion of cash from a potential strategic partner or through the efforts of an investment banker, we intend to continue to rely upon this methods and the limited sales of our shares or other assets to fund operations during the next year.

Our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, and 2,201,610 shares of common stock of Novint Technologies, Inc.; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

Stockholders' equity totaled a deficit of $2,007,000 on June 30, 2005 and the working capital was a deficit of $2,816,000 on such date.

We do not anticipate any significant change in the total number of employees in the foreseeable future. We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next 12 months, although we have no agreements regarding any such technologies as of the date of this Report.

Based upon current projections, our principal cash requirements for the next 12 months consist of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of June 30, 2005, we had $185,000 in cash. We intend to meet our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, borrowing as appropriate, and our cash on hand. However, we do not know if those resources will be adequate to cover our capital requirements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R)replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes that it could have an impact to the Company's overall results of operations depending on the number of stock options granted in a given year.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." ("SFAS 153") The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured asset not the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS 153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151"). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," ("SFAS 150") which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard did not have a material impact on the Company's financial statements.

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

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," ("FIN 46") for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("Variable interest entities"). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both,, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. FIN 46 applies immediately to variable interest entities crated after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1,2 003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company's adoption of FIN 46 did not have any impact upon the Company's financial condition or results of operations.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." ("EITF 03-1 The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004,the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

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

ITEM 2. CHANGES IN SECURITIES.

In June 2005, the Company issued 3,180,552 shares of its common stock in satisfaction of accrued expenses of $159,000.

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

2.1     Agreement and Plan of Reorganization (1)

2.2     Agreement and Plan of Merger (1)

2.3     Certificate of Incorporation (1)

2.4     Amendment to Certificate of Incorporation (1)

2.5     Bylaws (1)

31.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a). (2)

32.1    Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1) Incorporated by reference to the registrant's Form 10-SB filed with the Securities and Exchange Commission on December 8, 1999.

(2) Filed herewith.

(b) The following reports on Form 8-K were filed during the quarter ended June 30, 2005:

         On May 17, 2005, we filed a Form 8-K reporting the resignation of Scott Bach as a director of Manhattan Scientifics, Inc.

         On June 6, 2005, we filed a Form 8-K reporting the issuance of a letter to stockholders dated June 6, 2005 updating the stockholders on the registration of certain common stock and stock options.

                                    SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                    Manhattan Scientifics, Inc.,
                                    a Delaware corporation

Date: August 12, 2005
                                    /S/ Marvin Maslow
                                    -----------------
                                    Marvin Maslow,
                                    Chief Executive Officer and Principal
                                    Financial Officer