Form 10QSB/A
period 2005-06-30
MANHATTAN SCIENTIFICS INC
filed 2005-08-22
CIK 1099132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A
                         Amendment No. 1 to form 10-QSB

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

                           MANHATTAN SCIENTIFICS, INC.
                    SECOND QUARTER 2005 REPORT ON FORM 10-QSB/A


                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Unaudited Consolidated Condensed Balance Sheets as of June 30, 2005
        and December 31, 2004                                                3

        Unaudited  Consolidated  Condensed  Statements of Operations,
        For The Three and Six Months  Ended June 30,  2005 and 2004
        And for the Period From July 31, 1992 (Inception)Through
        June 30, 2005                                                        4

        Unaudited Consolidated Condensed Statements of Cash Flows For
        The Six Months Ended June 30, 2005 and 2004 And for The
        Period From July 31, 1992 (inception) Through June 30, 2005          5

        Notes to Unaudited Consolidated Financial Statements                 6

Item 2. Management's Discussion and Analysis or Plan of Operation           16

Item 3. Controls and Procedures                                             20


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         21

Item 3. Defaults Upon Senior Securities                                     21

Item 4. Submission of Matters to a Vote of Security Holders                 21

Item 5. Other Information                                                   21

Item 6. Exhibits and Reports on Form 8-K                                    21

Signatures                                                                  23

Exhibits

                          PART I - FINANCIAL STATEMENTS




ITEM 1. FINANCIAL STATEMENTS.

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                                  (Unaudited)
                     CONSOLIDATED CONDENSED BALANCE SHEETS






ASSETS                                                                                  June 30, 2005     December 31, 2004
                                                                                   --------------------  --------------------
Current assets:
 Cash and cash equivalents                                                         $           185,000   $           116,000
 Prepaid expenses and other assets                                                             148,000               217,000
                                                                                   --------------------  --------------------

     Total current assets                                                                      333,000               333,000

Property and equipment, net                                                                     49,000                50,000
Investments                                                                                      2,000                 2,000
Patents, net of accumulated amortization of $1,366,000 and $1,262,000                          714,000               818,000
Prepaid expense long-term and other asset                                                       44,000               100,000
                                                                                   --------------------  --------------------

     Total assets                                                                  $         1,142,000   $         1,303,000
                                                                                   ====================  ====================

LIABILITIES
Current liabilities
 Accounts payable and accrued expenses                                             $         1,276,000   $         1,231,000
 Note payable to officers                                                                    1,625,000             1,625,000
 Note payable - other                                                                          248,000               243,000
                                                                                   --------------------  --------------------

Total current liabilities                                                                    3,149,000             3,099,000
                                                                                   --------------------  --------------------

COMMITMENTS AND CONTINGENCIES:                                                                       -                     -

STOCKHOLDERS' DEFICIT
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
 Series A convertible, redeemable, 10 percent cumulative, authorized 182,525
  shares; issued and outstanding - none                                                              -                     -
 Series B convertible, authorized 250,000 shares; 49,999 shares issued and
  Outstanding                                                                                        -                     -
 Series C convertible, redeemable, authorized 14,000 shares;
  issued and outstanding - none                                                                      -                     -
Common, authorized 250,000,000 shares, 182,379,348 and 178,348,796 shares issued
  and outstanding                                                                              182,000               178,000
Additional paid-in-capital                                                                  43,858,000            43,600,000
Deficit accumulated during the development stage                                           (46,047,000)          (45,574,000)
                                                                                   --------------------  --------------------

Total stockholders' deficit                                                                 (2,007,000)           (1,796,000)
                                                                                   --------------------  --------------------

                                                                                   $         1,142,000   $         1,303,000
                                                                                   ====================  ====================

                       See notes to financial statements

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                                                    PERIOD FROM
                                                                                                                   JULY 31, 1992
                                                           THREE MONTHS ENDED           SIX MONTHS ENDED            (INCEPTION)
                                                                JUNE 30                     JUNE 30                   THROUGH
                                                     --------------------------- -----------------------------     -------------
                                                         2005           2004          2005          2004           JUNE 30, 2005
                                                     ------------- ------------- -------------   -------------     -------------
Revenues                                             $          -  $          -  $          -    $    150,000      $    856,000
                                                     ------------- ------------- -------------   -------------     -------------

Operating costs and expenses:
 General and administrative                               386,000       566,000       842,000       1,313,000        37,392,000
 Research and development                                  55,000        94,000       109,000         106,000         8,117,000
 Impairment charge of certain patents                           -             -             -               -           189,000
                                                     ------------- ------------- -------------   -------------     -------------

Total operating costs and expenses                        441,000       660,000       951,000       1,419,000        45,698,000
                                                     ------------- ------------- -------------   -------------     -------------

Loss from operations                                     (441,000)     (660,000)     (951,000)     (1,269,000)      (44,842,000)

Other income and expenses:
 Proceeds from sale of NMSX.com Common Stock                    -            -              -               -           393,000
 Gain from sale of Novint Technologies
   Inc. common stock                                       98,000        67,000       530,000         509,000         1,108,000
 Gain on issuance of investee common stock                      -       531,000            -          531,000           531,000
 Contract revenue                                               -        90,000            -           90,000         3,741,000
 Interest and other expenses                              (26,000)      (22,000)      (52,000)        (47,000)         (888,000)
 Interest income                                                -             -               -             -           169,000
 Equity in losses of investees                                  -       (26,000)          -           (26,000)       (1,243,000)
 Gain/(loss) on disposal of equipment                           -             -             -               -           (11,000)
                                                     ------------- ------------- -------------   -------------     -------------
Total other income (loss)                                  72,000       640,000       478,000       1,057,000         3,800,000
                                                     ------------- ------------- -------------   -------------     ------------

NET LOSS                                             $   (369,000) $    (20,000) $   (473,000)   $   (212,000)     $(41,042,000)
                                                     ============= ============= =============   =============     =============

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS
BASIC AND DILUTED LOSS PER HARE:
 Weighted average number of common shares
  outstanding                                         179,976,264   174,098,522   179,081,472     173,053,522
                                                     ============= ============= =============   =============

Basic and diluted loss per share                     $      (0.00) $      (0.00) $      (0.00)   $      (0.00)
                                                     ============= ============= =============   =============


                       See notes to financial statements

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                                  (Unaudited)
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                                                                         PERIOD FROM
                                                                                     SIX MONTHS ENDED    JULY 31, 1992
                                                                                         JUNE 30,        (INCEPTION)
                                                                                -----------------------    THROUGH
                                                                                   2005         2004     June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:                                           ----------- ----------- ---------------
Net loss                                                                        $ (473,000) $ (212,000) $  (41,042,000)
Adjustments to reconcile net loss to net cash used in operating activities:
 Gain on sale of investment                                                       (530,000)   (509,000)     (1,501,000)
   Gain on issuance of investee common stock                                                  (531,000)       (531,000)
 Common stock issued for services                                                  213,000     317,000       6,155,000
 Preferred stock issued for services                                                     -           -         598,000
 Stock options issued for services                                                  44,000           -       9,840,000
 Cashless stock option exercise                                                          -     126,000         126,000
 Warrants issued for services                                                            -                   2,556,000
 Convertible note issued for services                                                    -      73,000          92,000
 Financing costs payable with common stock                                               -                     191,000
 Loss of equity invested                                                                 -      26,000       1,207,000
 Amortization of technology license                                                      -                     537,000
 Amortization of patents                                                           104,000     104,000         764,000
 Loss on disposal of equipment                                                           -           -          26,000
 Impairment charge of certain patents                                                    -           -         189,000
 Depreciation                                                                        2,000           -       1,723,000
 Changes in:
   Prepaid expenses and other assets                                               125,000      24,000          12,000
   Accounts payable and accrued expenses                                            49,000     394,000       2,769,000
                                                                                ----------- ----------- ---------------

     Net cash (used in) operating activities                                      (466,000)   (188,000)    (16,289,000)
                                                                                ----------- ----------- ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of equipment                                                                   -      (9,000)       (432,000)
 Purchase of investment                                                                  -           -        (100,000)
 Proceeds from sale of equipment                                                         -           -          14,000
 Proceeds received from sale of investment                                         530,000     529,000       1,538,000
                                                                                ----------- ----------- ---------------

     Net cash provided by (used in) investing activities                           530,000      520,000       1,020,000
                                                                                ----------- ----------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                                                               -           -        (100,000)
Proceeds from note payable to stockholders                                               -     (25,000)      2,374,000
Proceeds from note payable - other                                                   5,000           -         620,000
Repayment of note payable - other                                                             (300,000)       (435,000)
Net proceeds from issuance of preferred stock                                            -           -       3,569,000
Net proceeds from issuance of common stock                                               -           -       9,571,000
Loan repayment to preferred stockholder                                                  -           -        (148,000)
Capital lease payments                                                                   -           -         (13,000)
Security deposit paid and returned                                                       -      24,000          16,000
                                                                                ----------- ----------- ---------------

Net cash provided by (used in) financing activities                                  5,000    (301,000)     15,454,000
                                                                                ----------- ----------- ---------------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                69,000      31,000         185,000
Cash and cash equivalents, beginning of period                                     116,000      56,000               -
                                                                                ----------- ----------- ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  185,000  $   87,000  $      185,000
                                                                                =========== =========== ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                   $        -  $    3,000 $        20,000
                                                                                ----------- ----------- ---------------

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Fixed assets contributed to the company in exchange for
  Series A preferred stock                                                               -           -          45,000
 Issuance of 14,391,627 common shares to acquire intangible assets                       -           -          15,000
 Special distribution of 14,391,627 shares of common stock to
  stockholder in settlement of stockholder advances                                      -           -         376,000
 Issuance of 7,200,000 common shares to acquire intangible assets                        -           -       1,440,000
 Issuance of Series A preferred stock and warrants in settlement
  of note payable and accrued interest                                                   -           -       1,830,000
 Issuance of 1,000,000 common shares to acquire intangible assets                        -           -       1,000,000
 Issuance of 100,000 common shares to acquire furniture and fixtures                     -           -          49,000
 Issuance of 78,000 common shares in satisfaction of accrued expenses                    -           -          15,000
 Issuance of 10,500 shares to acquire furniture and fixtures                             -           -          40,000
 Issuance of 1,400,00 of common shares to acquire Teneo Computing                        -           -         785,000
 Issuance of 1,000,000 of common shares to purchase 42% of Novint
  Technologies                                                                           -           -         561,000
 Issuance of 641,274 shares of common stock in settlement of note payable                -           -          48,000
 Issuance of 3,180,552 common shares in satisfaction of accrued expenses           159,000           -         159,000
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

[2] INTANGIBLE ASSETS:

Patents are recorded at cost. Amortization is charged against results of operations using the straight-line method over the estimated economic useful life. Patents related to the mid-range fuel cell and the micro fuel cell technologies are estimated to have an economic useful life of 10 years. Amortization expense was $104,000 for each of the six months ended June 30, 2005 and 2004 and $764,000 for the period from July 31, 1992 (inception) through June 30, 2005.

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

[7] INVESTMENTS:

The Company records its investment in Novint at cost and uses the equity method of accounting to record its proportionate share of Novint's net income or loss. During 2003, the Company recorded an impairment of the investment to $0 due to Novint's inactivity. Subsequently, during 2004, Novint issued common stock pursuant to a private placement, as a result, the Company has recorded a gain on issuance of investee common stock of $531,000. In addition for the year ended December 31, 2004, the Company has recorded an equity in loss of investee of $492,000, representing the Company's share of Novint's current losses. For the six months ended June 30, 2005 and 2004 the Company sold certain shares in Novint and has recorded a gain on sale of those shares of $530,000 and $509,000, respectively. As of June 30, 2005, the Company owned 2,201,610 shares of Novint common stock or 16%. The loss exceeded the Company's basis in Novint during the year ended December 31, 2004 and the investment balance is carried at $0. The Company will continue to account for its investment under the equity method of accounting, however, it will record it s proportionate share of revenue only after it has recovered all losses in excess of its basis.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005



NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (CONTINUED)

Transactions." SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005


NOTE D - INVESTMENTS IN NOVINT

At June 30, 2005, the Company owns approximately 16% of Novint. The following is a summary of financial data regarding financial position and results of operations derived from the June 30, 2005 financial statements of Novint as of June 30, 2005.


         --------------------------------------------------------------------
         Current assets (including cash $252,000)                 $   193,000
         --------------------------------------------------------------------
         Property and equipment                                        79,000
         --------------------------------------------------------------------
         Other assets                                                 223,000
                                                                  -----------
         --------------------------------------------------------------------
                                                                  $   495,000
                                                                  ===========
         --------------------------------------------------------------------
         Liabilities                                               $1,074,000
         --------------------------------------------------------------------
         Deficit                                                     (579,000)
                                                                  -----------
         --------------------------------------------------------------------
                                                                  $   495,000
                                                                  ===========
         --------------------------------------------------------------------
         Revenue                                                  $    86,000
         --------------------------------------------------------------------
         Net/Loss                                                 $(1,455,000)
                                                                  ===========
         --------------------------------------------------------------------

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

NOTE F - NOTES PAYABLE - OFFICER

In August 1999, the Company borrowed $275,000 from the Chief Operating
Officer. The loan bears interest at 5.5% per annum and is due the earlier of 18 months from the date of a private placement raising at least $1,500,000 or December 31, 2002. In April of 2004 the Company and the Chief Operating Officer agreed to extend the term of the loan to December 31, 2004 and the loan has not yet been repaid by the Company. The Company and the Chief Operating Officer also agreed to convert $550,000 in accrued salaries to a note payable with the same terms as the original $275,000 loan. Interest expense for the six months ended June 30, 2005 and 2004 was approximately $22,000 and $22,000 respectively. This loan is secured by substantially all of the assets of the Company. In the event of default on this loan, the Company's Chief Operating Officer may foreclose on the collateral provided he receives written consent of the Company's Board of Directors.

In August 2001, the Company borrowed $250,000 from the Chief Executive Officer. The loan bears interest at 5.5% per annum and was due December 31, 2002. In April of 2004 the Company and the Chief Executive Officer agreed to extend the term of the loan to December 31, 2004 and the loan has not yet been repaid by the Company. The Company and the Chief Executive Officer also agreed to convert $550,000 in accrued salaries to a note payable with the same terms as the original $250,000 loan. Interest expense for the six months ended June 30, 2005 and 2004 was approximately $22,000 and $22,000 respectively. This loan is secured by substantially all of the assets of the Company. In the event of default on this loan, the Company's Chief Executive Officer may foreclose on the collateral provided he receives written consent of the Company's Board of Directors.

NOTE G - NOTES PAYABLE - OTHER

In March 2004, the Company paid in full, this $300,000 loan from a third party financial institution. During 2004 the Company issued a number of convertible promissory notes totaling $91,000 for services performed. The notes have a one year maturity date, are non interest bearing and upon maturity will convert into shares of the Company's common stock at the then current per share price, unless the Company prepays the outstanding amount. In December 2004, the company issued 641,274 shares of its common stock on the conversion of one of the notes. In November 2004, the Company obtained a loan from a third party in the amount of $200,000. The loan bears interest at a rate of 8% per annum and matures in November of 2006. The Company prepaid the two years of interest using its shares of Novint Technologies. The loan is collateralized by 500,000 shares of the company's common stock of Novint Technologies, Inc. In addition, the Company

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005


issued a warrant to purchase 4,000,000 shares of its common stock on a cashless basis with a 5 cent strike price expiring November 8, 2008. The warrant was valued at $224,000 using the Black Scholes pricing model for options, with volatility of 108% and a risk free interest rate of 4.5%. The market price of the common stock on the date of the grant was $0.071. The value of the warrant is being amortized over the life of the note. Amortization of the value of the warrants amounted to $56,000 for the six months ended June 30, 2005.

NOTE H - CAPITAL TRANSACTIONS

In January 2005, the Company issued 600,000 shares of common stock for services rendered valued at $.062 per share or $37,000, and in March issued 250,000 shares for services rendered valued at $.067 per share or $17,000.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2005 TO THREE MONTHS ENDED JUNE 30, 2004.

NET LOSS. We reported a net loss of $369,000, or $.00 per common share, basic and diluted, for the three months ended June 30, 2005, versus a net loss of $20,000, or $.00 per common share, basic and diluted, for the three months ended June 30, 2004. Our reported net loss in the three months ended June 30, 2004 was significantly smaller because in that quarter we recorded a gain on the sale of common stock of Novint held by us, in the amount of $531,000.

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

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $842,000 for the six months ended June 30, 2005, which consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $1,313,000 for the six months ended June 30, 2004. This decrease of $471,000, or 36% is primarily a result of the fact that, in 2004, we recorded charges for the issuance of stock and stock options for services, whereas in the fiscal 2005 period, we issued significantly less for services. We anticipate no significant change in general and administrative expenses in the near future.

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

LIQUIDITY AND PLAN OF OPERATIONS

We are a development stage company and are in the technology commercialization and development phase of our operations. Accordingly, we have relied primarily upon private placements and subscription sales of stock to fund our continuing activities and acquisitions. To a limited extent, and as described below, we have also relied upon borrowing from the Company's two senior officers, CEO Maslow and COO Harrod, and through a bank guarantee made by Mr. Maslow of a traditional loan which we recently retired. Until we generate revenue from sales and licensing of technology, or receive a large infusion of cash from a potential strategic partner or through the efforts of an investment banker, we intend to continue to rely upon these methods and the limited sales of our shares or other assets to fund operations during the next year.

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


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In 2004, we commenced an action against NMXS.Com, Inc. and its CEO based on their failure to honor our exercise of certain warrants. The case caption of that action is Manhattan Scientifics, Inc. v. NMXS.Com, Inc. and Richard Govatski, Supreme Court, New York County, Index No. 601793/04. Counterclaims to set aside the warrants have been asserted against us in this action. By Notice of Motion dated August 16, 2004, the individual defendant, NMXS.Com's CEO, moved to dismiss the claims against him individually for lack of personal jurisdiction. That motion is sub judice before the Court. By Notice of Motion dated October 8, 2004, we moved to dismiss the aforesaid counterclaims on various grounds. That motion is also sub judice before the Court.

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

Date: August 19, 2005

                                    /S/ Marvin Maslow
                                    -----------------
                                    Marvin Maslow,
                                    Chief Executive Officer and Principal
                                    Financial Officer