Form 10QSB
period 2005-09-30
MANHATTAN SCIENTIFICS INC
filed 2005-11-14
CIK 1099132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended September 30, 2005

                                       or

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

               405 Lexington Ave., 32nd Floor, New York, NY 10174
              (Address of principal executive offices) (Zip Code)

                                 (212) 551-0577
                (Issuer's telephone number, including area code)

 N/A (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

The number of shares outstanding of registrant's $0.001 par value common stock, as of the close of business on November 4, 2005: 182,379,348 shares.

Transitional Small Business Disclosure Format: [_]Yes [X] No

                          MANHATTAN SCIENTIFICS, INC.
                    THIRD QUARTER 2005 REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATIONItem 1. Financial Statements

        Unaudited Consolidated Condensed Balance Sheets as of
            September 30, 2005 and December 31, 2004                           3

        Unaudited Consolidated Condensed Statements of Operations
            For The Three and Nine Months Ended September 30, 2005 and 2004
            And For The Period From July 31, 1992 (Inception)
            Through September 30, 2005                                         4

        Unaudited Consolidated Condensed Statements of Cash Flows
           For the Nine Months Ended September 30, 2005 and 2004 And For
           The Period From July 31, 1992 (Inception) Through
           September 30, 2005                                                  5

        Notes to Unaudited Consolidated Financial Statements                   7

Item 2. Management's Discussion and Analysis or Plan of Operation             15

Item 3. Controls and Procedures                                               19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           19

Item 3. Defaults Upon Senior Securities                                       19

Item 4. Submission of Matters to a Vote of Security Holders                   19

Item 5. Other Information                                                     19

Item 6. Exhibits                                                              19

Signatures                                                                    20

Exhibits

Certifications



                         PART I - FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS.

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)


                                                                    September 30, 2005  December 31, 2004
                                                                    ------------------  ------------------
ASSETS
Current Assets:
Cash and cash equivalents                                           $          207,000  $    116,000
Prepaid expenses and other assets                                              180,000       217,000
                                                                    ------------------  ------------
Total current assets                                                           387,000       333,000

Property and equipment, net                                                     44,000        50,000
Investments                                                                      2,000         2,000
Patents, net of accumulated amortization of $1,418,000 and $1,262,000          662,000       818,000
Prepaid expense long-term and other assets                                      16,000       100,000
                                                                    ------------------  ------------
TOTAL ASSETS                                                        $        1,111,000  $  1,303,000
                                                                    ==================  ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses                               $        1,522,000  $  1,231,000
Note payable to officers                                                     1,625,000     1,625,000
Note payable - other                                                           258,000       243,000
                                                                    ------------------  ------------
Total current liabilities                                                    3,405,000     3,099,000
                                                                    ------------------  ------------
COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' DEFICIT
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525
shares; issued and outstanding - none                                                 -            -
Series B convertible,  authorized 250,000 shares; 49,999 shares issued and
outstanding                                                                           -            -
Series C convertible, redeemable, authorized 14,000 shares;
issued and outstanding - none                                                         -            -
Common, authorized 250,000,000 shares, 182,379,348 and 178,348,796
     shares issued, and outstanding                                             182,000      178,000
Additional paid-in-capital                                                   43,859,000   43,600,000
Deficit accumulated during the development stage                            (46,335,000) (45,574,000)
                                                                    -------------------  -----------
     Total stockholders' deficit                                             (2,294,000)  (1,796,000)
                                                                    -------------------  -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $         1,111,000  $1,303,000
                                                                    ===================  ===========

See notes to unaudited consolidated condensed financial statements.

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                  JULY 31, 1992
                                              THREE MONTHS ENDED          NINE MONTHS ENDED        (INCEPTION)
                                                 SEPTEMBER 30,               SEPTEMBER 30            THROUGH
                                            -----------------------  --------------------------
                                               2005         2004         2005           2004    SEPTEMBER 30, 2005
                                            ---------  ------------  ------------   ----------- -------------
REVENUES                                    $       -  $          -  $          -   $   150,000  $    856,000

OPERATING COSTS AND EXPENSES:
   General and administrative                 286,000       304,000     1,128,000     1,617,000    37,678,000
   Research and development                    62,000        62,000       171,000       168,000     8,179,000
   Impairment charge of certain patents             -             -             -             -       189,000
                                            ---------  ------------  ------------   -----------  -------------
TOTAL OPERATING COSTS AND EXPENSES            348,000       366,000     1,299,000     1,785,000    46,046,000
                                            ---------  ------------  ------------   -----------  -------------
LOSS FROM OPERATIONS BEFORE OTHER
   INCOME AND EXPENSES                       (348,000)     (366,000)   (1,299,000)   (1,635,000)  (45,190,000)

OTHER INCOME AND EXPENSES:
  Proceeds from sale of NMSX.com Common Stock       -             -             -             -       393,000
  Gain from sale of Novint Technologies
     Inc. common stock                         86,000        26,000       616,000       535,000     1,194,000
  Gain on issuance of investee common stock         -             -             -       531,000       531,000
  Contract revenue                                  -             -       (78,000)       90,000     3,741,000
  Interest and other expenses                 (26,000)      (22,000)            -       (69,000)     (914,000)
  Interest Income                                   -             -             -             -       169,000
  Equity in losses of investees                     -       (63,000)            -       (89,000)   (1,243,000)
  Gain/(Loss) on disposal of equipment              -             -             -             -       (11,000)
                                            ---------  ------------  ------------   -----------  -------------
NET LOSS/COMPREHENSIVE LOSS                 $(288,000)    $(425,000) $   (761,000)  $  (637,000) $(41,330,000)
                                            =========  ============  ============   ===========  =============
NET LOSS ATTRIBUTABLE TO
  COMMON SHAREHOLDERS
BASIC AND DILUTED LOSS PER SHARE:
   Weighted average number of common shares
     outstanding                          182,379,348   175,109,522   179,896,879   173,842,522
                                         ============  ============  ============  ============
Basic and diluted loss per share         $      (0.00) $      (0.00) $      (0.00) $      (0.00)
                                         ============  ============  ============  ============

      See notes to unaudited consolidated condensed financial statements.

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                     PERIOD FROM
                                                                                                    JULY 31, 1992
                                                                                NINE MONTHS ENDED    (INCEPTION)
                                                                                  SEPTEMBER 30         THROUGH
                                                                              --------------------
                                                                                 2005       2004   SEPTEMBER 30, 2005
                                                                              -------------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $(761,000) $(637,000) $(41,330,000)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Gain on sale of investments                                               (616,000)  (535,000)   (1,587,000)
     Gain on issuance of investee common stock                                        -   (531,000)     (531,000)
     Common stock issued for services                                           213,000    357,000     6,155,000
     Preferred stock issued for services                                              -          -       598,000
     Stock options issued for services                                           45,000          -     9,841,000
     Cashless stock option exercise                                                   -    126,000       126,000
     Warrants issued for services                                                     -          -     2,556,000
     Convertible note issued for services                                             -     83,000        92,000
     Financing costs payable with common stock                                        -          -       191,000
     Loss of equity investee                                                          -     89,000     1,207,000
     Amortization of technology license                                               -          -       537,000
     Amortization of patents                                                    156,000    156,000       816,000
     Loss on disposal of equipment                                                    -          -        26,000
     Impairment charge of certain patents                                             -          -       189,000
     Depreciation                                                                 3,000          -     1,724,000
      Changes in:
         Prepaid expenses and other assets                                      121,000     31,000         8,000
         Accounts payable and accrued expenses                                  295,000    591,000     3,015,000
                                                                              -------------------- --------------
Net cash (used in) operating activities                                        (544,000)  (270,000)  (16,367,000)
                                                                              -------------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                                            -     (9,000)     (432,000)
     Purchase of investment                                                           -          -      (100,000)
     Proceeds from sale of equipment                                              4,000          -        18,000
     Proceeds from sale of investments                                          616,000    564,000     1,624,000
                                                                              -------------------- --------------
Net cash provided by investing activities                                       620,000    555,000     1,110,000
                                                                              -------------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                                       -          -      (100,000)
     Proceeds from note payable to stockholders                                       -    (25,000)    2,374,000
     Proceeds from note payable - other                                          15,000          -       630,000
     Repayment of note payable - other                                                -   (300,000)     (435,000)
     Net proceeds from issuance of preferred stock                                    -          -     3,569,000
     Net proceeds from issuance of common stock                                       -          -     9,571,000
     Loan repayment to preferred stockholder                                          -          -      (148,000)
     Capital lease payments                                                           -          -       (13,000)
     Security deposit paid                                                            -     24,000        16,000
                                                                              -------------------- --------------
Net cash provided by (Used in) financing activities                              15,000   (301,000)   15,464,000
                                                                              -------------------- --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             91,000    (16,000)      207,000
CASH AND CASH EQUIVALENTS, Beginning of period                                  116,000     56,000             -
                                                                              -------------------- --------------
CASH AND CASH EQUIVALENTS, End of period                                      $ 207,000  $  40,000  $    207,000
                                                                              ==================== ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid                                                                 $       -  $   3,000  $     20,000




SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
     Fixed assets contributed to the company in exchange for
       Series A preferred stock                                                       -          -        45,000
     Issuance of 14,391,627 common shares to acquire intangible assets                -          -        15,000
     Special distribution of 14,391,627 shares of common stock to
       stockholder in settlement of stockholder advances                              -          -       376,000
     Issuance of 7,200,000 common shares to acquire intangible assets                 -          -     1,440,000
     Issuance of Series A preferred stock and warrants in settlement
       of note payable and accrued interest                                           -          -     1,830,000
     Issuance of 1,000,000 common shares to acquire intangible assets                 -          -     1,000,000
     Issuance of 100,000 common shares to acquire furniture and fixtures              -          -        49,000
     Issuance of 78,0000 common shares in satisfcation of accrued expenses            -          -        15,000
     Issuance of 10,5000 common shares to acquire furniture and fixtures              -          -        40,000
     Issuance of 1,400,000 of common shares to acquire Teneo Computing                -          -       785,000
     Issuance of 1,000,000 of comon shares to purchase 42% of
        Novint Technologies                                                           -          -       561,000
     Issuance of 641,274 shares of common stock in settlement of note payable         -          -        48,000
     Issuance of 3,180,552 common shares in satisfaction of accrued expenses    159,000          -       159,000

      See notes to unaudited consolidated condensed financial statements.

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

Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE B - GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at September 30, 2005, had an accumulated deficit of $46,335,000. For the nine months ended September 30, 2005, the Company sustained a net loss of $761,000. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS

[1] Principles Of Consolidation:

The consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

[2] Intangible Assets:

Patents are recorded at cost. Amortization is charged against results of operations using the straight-line method over the estimated economic useful life. Patents related to the mid-range fuel cell and the micro fuel cell technologies are estimated to have an economic useful life of 10 years. Amortization expenses was $156,000 for each of the nine months ended September 30, 2005 and 2004 and $816,000 for the period from July 31, 1992 (inception) through September 30, 2005.

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                                  (Unaudited)
                                  (Continued)

NOTE  C  -  SUMMARY  OF  SIGNIFICANT  ACCOUTING  POLICIES  AND  RELATED  MATTERS
(CONTINUED)

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

[5] Advertising Expenses:

The Company expenses advertising costs, which consist primarily of promotional items and print media, as incurred. Advertising expenses amounted to $0, $2,000, and $84,000 for the nine months ended September 30, 2005 and 2004 and for the cumulative period July 31, 1992 inception) through September 30, 2005, respectively.

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

[7] Investments:

The Company records its investment in Novint at cost using the equity method of accounting to record its proportionate share of Novint's net income or loss. During 2003, the Company recorded an impairment of the investment to $0 due to Novint's inactivity. Subsequently, during 2004, Novint issued common stock pursuant to a private placement, as a result, the Company has recorded a gain on issuance of investee common stock of $531,000. In addition for the year ended December 31, 2004, the Company has recorded an equity in loss of investee of $492,000, representing the Company's share of Novint's current losses. During the nine months ended September 30, 2005 and 2004 the Company sold certain shares in Novint and has recorded a gain on sale of those shares of $616,000 and $535,000 respectively. As of September 30, 2005, the Company owned 2,061,410 shares of Novint common stock or 15%. The loss exceeded the Company's basis in Novint during the year ended December 31, 2004 and the investment balance is carried at $0. The Company will continue to account for its investment under the equity method of accounting, however, it will record its proportionate share of revenue only after it has recovered all losses in excess of its basis.

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                                  (Unaudited)
                                  (Continued)

NOTE  C  -  SUMMARY  OF  SIGNIFICANT  ACCOUTING  POLICIES  AND  RELATED  MATTERS
(CONTINUED)

[8] Revenue Recognition:

When the Company earns revenues from the sale of licensing of its products such revenue will be recognized in accordance with the terms of the underlying agreements at the time such transactions are consummated.

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

The warrants had an exercise price of $0.01 per share and they had an exercise date of January 1, 2004 or earlier as defined below: (1) The closing of a round of preferred stock financing by the buyer, ii. The fifth business day prior to closing of a consolidation or merger of the buyer and another company where the buyer is not the surviving company, iii. The fifth business day prior to the sale of substantially all of the buyer's assets, iv. The fifth business day prior to the recapitalization of the buyer, v. The fifth business day prior to the liquidation of the buyer, vi. 180 days following the closing of an initial public offering by the company. The junior preferred stock warrants expired on December 31, 2004 or thirty days following one of the aforementioned events.

The junior preferred stock underlying the warrants had a liquidation preference of $2.50 per share and it was junior in all respects to other classes of preferred stock of the buyer. Each share of junior preferred stock could be converted into one share of the buyer's common stock. The junior preferred stock wass also not eligible to receive any dividends.

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                                  (Unaudited)
                                  (Continued)

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

[10] Stock-Based Compensation:

The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which was released in December 2002 as an amendment of SFAS 123.

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

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                                  (Unaudited)
                                  (Continued)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (CONTINUED)

[14] Reclassifications

Certain amounts in the previously issued unaudited financial statements have been reclassified to conform to the 2005 presentation.

[15] Recently Issued Accounting Pronouncements:

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

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                                  (Unaudited)
                                  (Continued)

NOTE D - INVESTMENTS IN NOVINT

At September 30, 2005, the Company owns approximately 15% of Novint. The following is a summary of financial data regarding financial position and results of operations derived from the September 30, 2005 financial statements of Novint as of September 30, 2005.

      Current assets (including cash of $446,000)                $      637,000
      Property and equipment                                             58,000
      Other assets                                                      187,000
                                                                 ---------------

                                                                 $      882,000
                                                                 ---------------
      Liabilities                                                $    1,802,000
                                                                 ===============
      Deficit                                                          (920,000)
                                                                 ---------------
                                                                 $      882,000
                                                                 ===============
      Revenue                                                    $      323,000
      Net Loss                                                   $   (2,519,000)
                                                                 ===============

In the first quarter of 2005, the Company sold 788,000 shares of its common stock in Novint Technologies, Inc. for $432,000. In the second quarter of 2005, the Company sold 149,000 shares of its common stock in Novint Technologies, Inc. for $98,000. In the third quarter of 2005, the Company sold 140,200 shares of its common stock in Novint Technologies for $86,000.

NOTE E - BASIC AND DILUTED LOSS PER SHARE

Basic and diluted net loss per common share is presented in accordance with SFAS 128, "Earnings Per Share". Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the applicable reporting periods. The Company's computation of dilutive net loss per share for the nine months ended September 30, 2005 and 2004 does not assume any exercise of options or warrants or shares issuable upon conversion of the series B preferred stock and common shares, respectively, as their effect is antidilutive.

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                                  (Unaudited)
                                  (Continued)

NOTE F - NOTES PAYABLE - OFFICER

In August 1999, the Company borrowed $275,000 from the Chief Operating Officer. The loan bears interest at 5.5% per annum and is due the earlier of 18 months from the date of a private placement raising at least $1,500,000 or agreed to extend the term of the loan to December 31, 2004 and the loan has not yet been repaid by the Company. The Company and the Chief Operating Officer also agreed to convert $550,000 in accrued salaries to a note payable with the same terms as the original $275,000 loan. Interest expense for the nine months ended September 30, 2005 and 2004 was approximately $34,000 and $34,000 respectively. This loan is secured by substantially all of the assets of the Company. In the event of default on this loan, the Company's Chief Operating Officer may foreclose on the collateral provided he receives written consent of the Company's Board of Directors.

In August 2001, the Company borrowed $250,000 from the Chief Executive Officer. The loan bears interest at 5.5% per annum was due December 31, 2002. In April of 2004 the Company and the Chief Executive Officer agreed to extend the term of the loan to December 31, 2004 and the loan has not yet been repaid by the Company. The Company and the Chief Executive Officer also agreed to convert $550,000 in accrued salaries to a note payable with the same terms as the original $250,000 loan. Interest expense for the nine months ended September 30, 2005 and 2004 was approximately $33,000 and $33,000 respectively. This loan is secured by substantially all of the assets and the Company. In the event of default on this loan, the Company's Chief Executive Officer may foreclose on the collateral provided he receives written consent of the Company's Board of Directors.

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

In November 2004, the Company obtained a loan from a third party in the amount of $200,000. The loan bears interest at a rate of 8% per annum and matures in November of 2006. The Company prepaid the two years of interest using its shares of Novint Technologies, Inc. The loan is collateralized by 500,000 shares of Novint Technologies, Inc. shares. In addition, the Company issued a warrant to purchase 4,000,000 shares of its common stock on a cashless basis with a $0.05 cent strike price expiring November 8, 2008. The warrant was valued at $224,000 using the Black Scholes model for American options, with volatility of 108% and a risk free interest rate of 4.5%. The market price of the common stock on the date of the grant was $0.071. The value of the warrant is being amortized over the life of the note. Amortization of the value of the warrants amounted to $84,000 for the nine months ended September 30, 2005.

NOTE H - CAPITAL TRANSACTIONS

In January 2005, the Company issued 600,000 shares for services rendered valued at $.062 per share or $37,000, and in March issued 250,000 shares for services rendered valued at $.067 per share or $17,000.

In May 2005, the Company issued options to purchase 1,200,000 shares of its common stock on a cashless basis with a $0.055 strike price expiring May 25, 2009. The options were valued at $45,000 using the black scholes model for American options, with volatility of 93% and a risk free interest rate of 4.5% The market price of the common stock of the date of the grant to a director of the Company was $0.056. 200,000 of the options issued were exchanged for options previously issued at a strike price of $1.25.

In June 2005, the Company issued 3,180,552 shares in satisfaction of accrued expenses of $159,000.

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                                  (Unaudited)
                                  (Continued)

NOTE I - RELATED PARTY TANSACTIONS

The  accounting  firm  of  one of the Company's directors received approximately
$40,000 and $55,000 of compensation for accounting services rendered to the Company during each of the nine months ended September 30, 2005 and 2004. In addition, the accounting firm received 100,000 shares of Novint Technologies, Inc. common stock valued at $66,000 as payment for services previously rendered.

The accounting firm of one of the Company's directors received approximately $27,000 of compensation for accounting services rendered to the company during the nine months ended September 30, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes appearing elsewhere in this Form 10-QSB.

OVERVIEW

In January 1998, Manhattan Scientifics, Inc. then a non-operating public corporation with nominal net assets acquired all of the outstanding common stock of Tamarack Storage Devices, Inc. by issuing 44 million shares of its common stock including approximately 43,120,000 shares issued to Projectavision, a public company which gave the stockholders of Tamarack actual control of the combined company. In addition, Manhattan Scientifics, Inc. issued 182,525 shares Series A preferred stock and a warrant to purchase 750,000 shares of its common stock at an exercise price of $0.10 per share in exchange for a note payable of $1.5 million plus accrued interest of $330,000 due to Projectavision from Tamarack. In connection with the legal form of this transaction, Tamarack became a wholly-owned subsidiary of Manhattan Scientifics, Inc. For accounting purposes, the acquisition was treated as a recapitalization of Tamarack rather than a business combination. Tamarack as the accounting acquirer of the public shell did not record goodwill or any other intangible asset for this "Reverse Acquisition". The historical financial statements are those of Tamarack. Tamarack, a development stage enterprise, was a Texas corporation formed in July 1992. Since inception, Tamarack was involved in the research and development of products based on holographic data storage technology. Tamarack is not an operating entity. Net Loss per share has been restated for all periods prior to the acquisition to include the number of equivalent shares received by Tamarack's stockholders in the Reverse Acquisition.

Since the reverse merger we have been acquiring and licensing technologies, directing, supervising and coordinating our research and development efforts, raising capital, and initiating commercialization activities and dialogue with potential customers.

As of September 30, 2005, we had an accumulated loss since inception, 1992, of $41,330,000. Included in this accumulated loss are charges amounting to approximately $19,337,000 relating to the issuance of equity instruments for services and approximately $6,700,000 from Tamarack prior to our acquisition of Tamarack. We expect operating losses to continue for the foreseeable future because we will be continuing the commercialization process on three of the Company's four technology investments as well as general and administrative expenses.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2005 TO THREE MONTHS ENDED SEPTEMBER 30, 2004.

NET LOSS. We reported a net loss of $288,000, or $0.00 per common share, basic and diluted, for the three months ended September 30, 2005, versus a net loss of $425,000, or $0.00 per common share, basic and diluted, for the three months ended September 30, 2004. Our reported net loss in the three months ended September 30, 2005 was significantly smaller because in that quarter we recorded a gain on the sale of common stock of Novint held by us, in the amount of $86,000 and because during the three months ended September 30, 2004 we recroded an equity in losses of investee of $63,000.

REVENUES. We had no revenues for the three months ended September 30, 2005 and no revenues for the three months ended September 30, 2004.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the three months ended September 30, 2005 totaled $348,000, a decrease of $18,000, or 5%, versus costs and expenses of $366,000 for the three months ended September 30, 2004. These costs and expenses are detailed below.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $286,000 for the three months ended September 30, 2005, which consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $304,000 for the three months ended September 30, 2004. This decrease of $18,000, or 6%, is primarily a result of the fact that, in 2004, we recorded charges for the issuance of stock and stock options for services, whereas in the fiscal 2005 period, we issued significantly less stock for services. We anticipate no significant change in general and administrative expenses in the near future.

RESEARCH AND DEVELOPMENT. Research and development expenses were $62,000 for the three months ended September 30, 2005 and 2004, which consisted of amortization of patents and contract research services.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2005 TO NINE MONTHS ENDED SEPTEMBER 30, 2004.

NET LOSS. We reported a net loss of $761,000, or $0.00 per common share, basic and diluted, for the nine months ended September 30, 2005, versus a net loss of $637,000, or $0.00 per common share, basic and diluted, for the nine months ended September 30, 2004. Our reported net loss in the nine months ended September 30, 2004 was significantly smaller by $124,000, because in that period we recorded a gain on the issuance of common stock of Novint held by us, in the amount of $531,000. In addition, however, we recorded lower expenses for services in the nine month period ending September 30, 2005, as compared to the same period last year, paid via the issuance of shares of our common stock.

REVENUES. We had no revenues for the nine months ended September 30, 2005 and $150,000 of revenues for the nine months ended September 30, 2004. These revenues were a result of the Company licensing its midrange fuel cell technology.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the nine months ended September 30, 2005 totaled $1,299,000, a decrease of $486,000, or 27% versus costs and expenses of $1,785,000 for the nine months ended September 30, 2004. These costs and expenses are detailed below.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,128,000 for the nine months ended September 30, 2005, which consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $1,617,000 for the nine months ended September 30, 2004. This decrease of $489,000, or 30% is primarily a result of the fact that, in 2004, we recorded charges for the issuance of stock and stock options for services whereas in the fiscal 2005 period, we issued significantly less for services. We anticipate no significant change in general and administrative expenses in the near future.

RESEARCH AND DEVELOPMENT. Research and development expenses were $171,000 for the nine months ended September 30, 2005, which consisted of payments on research and development agreements with various contractors and amortization of patents. Research and development expenses amounted to $168,000 for the nine months ended September 30, 2004. This increase of $3,000, or 2% resulted from contract research services.

LIQUIDITY AND PLAN OF OPERATIONS

We are a development stage company and are in the technology commercialization and development phase of our operations. Accordingly, we have relied primarily upon private placements and subscription sales of stock to fund our continuing activities and acquisitions. To a limited extent, and as described below, we have also relied upon borrowing from the Company's two senior officers, CEO Marvin Maslow and COO Jack Harrod, and through a bank guarantee made by Mr. Maslow of a traditional loan which we recently retired. Until we generate revenue from sales and licensing of technology, or receive a large infusion of cash from a potential strategic partner or through the efforts of an investment banker, we intend to continue to rely upon these methods and the limited sales of our shares or other assets, which has become increasingly difficult with our low share price, to fund operations during the next year.

Our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, and 2,061,410 shares of common stock of Novint Technologies, Inc.; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

Stockholders' equity totaled a deficit of $2,294,000 on September 30, 2005 and the working capital was a deficit of $3,018,000 on such date.

We do not expect any significant change in the total number of employees in the near future. We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next 12 months, although we have no agreements regarding any such technologies as of the date of this Report.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of September 30, 2005, we had $207,000 in cash. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, borrowing as appropriate, and our cash on hand. However, we do not know if those resources will be adequate to cover our capital requirements.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for NonmonetaryTransactions." ("SFAS 153") The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured asset not the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS 153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In 2004, we commenced an action against NMXS.Com, Inc. and its CEO based on their failure to honor our exercise of certain warrants. The case caption of that action is Manhattan Scientifics, Inc. v. NMXS.Com, Inc. and Richard Govatski, Supreme Court, New York County, Index No. 601793/04. Counterclaims to set aside the warrants have been asserted against us in this action. By Notice of Motion dated August 16, 2004, the individual defendant, NMXS.Com's CEO, moved to dismiss the claims against him individually for lack of personal jurisdiction. That motion is sub judice before the Court. By Notice of Motion dated October 8, 2004, we moved to dismiss the aforesaid counterclaims on various grounds. That motion is also sub judice before the Court. We voluntarily dismissed the action against Mr. Govatski.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

          (2)  Filed herewith

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Manhattan Scientifics, Inc., a Delaware corporation

Date: November 14, 2005                    /s/ Marvin Maslow
                                           -----------------
                                           Marvin Maslow,
                                           Chief Executive Officer and Principal
                                           Financial Officer