Form 10KSB
period 2005-12-31
MANHATTAN SCIENTIFICS INC
filed 2006-04-04
CIK 1099132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

            [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure is contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $0

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 23, 2006: 185,280,357 shares of common stock.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of March 29, 2006: $6,286,225

Transitional Small Business Disclosure Format (check one)    Yes [ ]  No [X]

                                TABLE OF CONTENTS

PART I                                                                      Page

Item 1.   Description of Business                                             3

Item 2.   Description of Properties                                          16

Item 3.   Legal Proceedings                                                  16

Item 4.   Submission of Matters to a Vote of Security Holders                16

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters           17

Item 6.   Management's Discussion and Analysis or Plan of Operations         23

Item 7.   Financial Statements                                               F-1

Item 8.   Changes In and Disagreements with Accountants on Accounting and
             Financial Disclosure                                            28

Item 8A.  Controls and Procedures                                            28

Item 8B   Other Information                                                  29

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act               29

Item 10.  Executive Compensation                                             31

Item 11.  Security Ownership of Certain Beneficial Owners and Management
              And Related Stockholder Matters                                33

Item 12.  Certain Relationships and Related Transactions                     34

Item 13.  Exhibits                                                           35

Item 14.  Principal Accountant Fees and Services                             36

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

     o Haptics "Touch and Feel" computer applications, which is a technology that allows computer users to be able to touch and feel any objects they see on their computer screen with the aid of special "mouse." Detailed texture, object-weight, stickiness, viscosity and object density can be "felt" or sensed. Management believes this haptics technology may become disruptive and may positively impact the way computers are used everywhere by introducing the ability to "touch." (Please see Haptics "Touch and Feel" Internet Applications ((Novint Technologies, Inc.))

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

     In addition, at December 31, 2005, we owned warrants to purchase 1,500,000 shares exercisable at $0.50 per share, of common stock of NMXS.Com, Inc.(f/k/a New Mexico Software, Inc.), a public company that owns, develops and markets what it believes to be fast and efficient Internet technologies for the management of digital images. The warrants were the subject of a litigation we brought against the issuer that has since been resolved (see note at "Legal Proceedings").

     We are also seeking to develop corporate opportunities to benefit our shareholders; however, other than as set forth in this document, we have not executed agreements or finalized arrangements for any other technologies or opportunities as of the date of this Form 10-KSB.

OUR DEVELOPMENT MODEL

     Our goal has been to influence the future through the development of potentially disruptive or sea-change technologies. Our business model has previously been to: (i) identify significant technologies, (ii) acquire them or the rights to them, (iii) secure the services of inventors, engineers or other staff who were instrumental in their creation, (iv) provide or contract for suitable work facilities, laboratories, and other aids where appropriate, (v) prototype the technologies to demonstrate "proof of principle" feasibility, (vi) secure patent and or other intellectual property protection, (vii) secure early customers for product trials where feasible and appropriate, and (viii) commercialize through licenses, sales or cooperative efforts with other manufacturing and distribution firms.

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

     Since our technologies are still in their development phase, we have generated only limited revenues. As such, the need for operating and acquisition capital is a continuous concern requiring the ongoing efforts of our management. The Company is not a large capital-user and has raised approximately $9.7 million capital since 1998. During 2005, we sold 1,077,200 shares of Novint common stock for cash and services raising approximately $615,780. Nevertheless there is need to continue to raise capital on an as needed basis through private placements, registered public offerings, debt, and/or other financing vehicles. Raising capital was more difficult in 2005 than in the past due to the general economic downturn of 2001-2003 and the residual effects of the September 11 terrorist attacks on the World Trade Center buildings in New York and the Pentagon in Washington D.C. and the subsequent military actions. The economic downturn made it difficult for small technology concept companies, without significant revenues or earnings to raise capital. Our management intends to work diligently to continue to raise capital for the Company.

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

     In 1998, we demonstrated a pre-prototype of our micro fuel cell technology by completing a fuel-cell driven cellular telephone call. In 1999, we demonstrated that an eight cell array, which is approximately the size of a credit card, running on methanol and water, was able to run a pager. We were also selected by Industry Week Magazine that year to receive a Technology of the Year Award in recognition of our work on the micro fuel cell. During 2000, we developed a test micro fuel cell that achieved a specific energy output three times greater than standard lithium ion batteries then in use for cellular telephones. We also introduced a working prototype of a portable cell phone charging system at an international fuel cell symposium. We have pursued the development of safe and convenient fueling ampoules (patents pending) with fuels such as methanol and hydrogen. Hydrogen supplied from a packaged chemical hydride device has been demonstrated as a way of obtaining higher power performances from miniature portable fuel cells. We have demonstrated a working 16-cell array of fuel cells, the size of a business card, built on a single plastic substrate with vacuum and spray depositions, as a prototype of mass-produced fuel cells. During 2001, we had six new patents issued in various countries, including the U.S., continued and expanded our scope of research and development of this technology, and demonstrated various fuel cells arrays, including a hydrogen-powered portable cell-phone charger holster. During 2002 and 2003, notwithstanding scarcity of funding as a result of general economic conditions, we made incremental improvements in power density using both methanol and hydrogen as fuel sources, and were able to operate fuel cells at higher temperatures. We also were issued two new U.S. patents, six international patents, and we attended various fuel cell conferences. During 2003, we determined one of solar patents we had acquired from the inventor of the micro fuel cell was impaired and we expensed approximately $189,000 because of such impairment. This impairment was a result the patent only having approximately nine years of protection remaining which diminishes the present value to the Company. Additionally, we have not kept pace with the steady growth of the solar photovoltaic industry during the past six years as we have chosen to focus our limited resources on the fuel cell inventions and patents which we are pursuing. In 2003, we updated our contractual arrangement with the inventor of the micro fuel cell. The new arrangement replaces previous agreements and provides for the cross-licensing of new micro fuel cell technology with the inventor, the non-exclusive licensing of existing micro fuel cell technology to the inventor, rights of first refusal by the inventor to repurchase its technologies in the event we decide to sell those technologies, provision of ongoing services to us by the inventor, and clearance of amounts owed, among other things. We anticipate that we will attempt to secure licensing, sale, and/or manufacturing and distribution arrangements with third parties in the future. Since the beginning of our development of the micro fuel cell technology, significant, well-capitalized competitors in Japan, Europe, Canada and the United States have entered this field. As a result of the shortage of available capital, no additional investment or further resulting progress was made in the micro fuel cell technology during 2005.

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

     In 2005, we shifted our focus from licensing our mid range fuel cell Technology to trying to find a joint venture partner to build product in China. As of December 31, 2005, these efforts have not resulted in our obtaining a joint venture partner for this technology although we will continue to utilize this strategy.

     In 2004, we concluded a non-exclusive world wide license agreement with a Singapore company with operations in Shanghai, China to manufacture and sell the mid range fuel cell technology. The license included an up front license fee, royalty on product sold, gross revenue sharing on non fuel cell products and an equity interest in the company. The equity interest was sold back to the Singapore company for $885,000 during 2005. We also successfully delivered to the U.S. Department of Defense Army 700 watt fuel cells during 2004. The Department of Defense installed its unit in a "Segway" personal transportation vehicle for demonstration and the Army is currently evaluating its unit as a portable battery charger.

     In 2003, we granted a non-exclusive worldwide license of the mid range fuel cell technology to Ballard Power Systems where we received an initial payment of $300,000 upon execution of the license agreement and the right to receive an additional $200,000 upon commercial launch by Ballard Power Systems of a product using the technology. We were also awarded two competitive contracts for the manufacture and delivery of prototype military evaluation fuel cells: one to the U.S. Department of Defense, and the other to the U.S. Army.

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

     During 2000, we also completed delivery of the concept prototype fuel cell powered bicycle described above, in collaboration with the Aprilia company, an Italian motorcycle, scooter, and bicycle manufacturer. The bicycle was exhibited to the public at the Bologna Motor Show in December, 2000.

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

2. HAPTICS "TOUCH AND FEEL" INTERNET APPLICATIONS (NOVINT TECHNOLOGIES, INC.)

     During 2000, we acquired exclusive licenses and sublicenses to certain haptics Internet applications from Novint Technologies, Inc. Haptics is an emerging technology that allows computer users to have the physical sensation of manipulating and touching objects on a computer screen as if they were three-dimensional, using a special mouse. Detailed texture and viscosity can be sensed, among many other aspects of touch. We also acquired 36,606 shares of Novint Technologies, Inc. common stock, and contracted with the developer of the licensed technology to perform research and development of the licensed applications for contract payments of $1,500,000. In May 2001, we acquired Teneo Computing, Inc., a private corporation with rights to certain haptics applications for dental simulation and oil and gas exploration. We licensed these rights exclusively to Novint in exchange for various enhanced and amended license rights with Novint in the areas of Internet applications and interactive applications. We also acquired an additional 4,066 shares of Novint common stock, increasing our ownership in Novint to 40,672 shares, subsequently split into 4,067,200 shares. For accounting purposes, we have treated the acquisition of the Novint common stock as one transaction. During 2001, Novint worked to develop and begin commercialization of the dental simulation and oil and gas exploration applications, among other things. During 2004, we sold 928,590 shares of Novint common stock for cash and services raising approximately $565,000. In 2005, we sold 1,077,200 shares of Novint common stock for cash and services raising approximately $615,780. As of December 31, 2005, we own 2,061,410 shares of Novint common Stock, of which 500,000 were pledged as security for a $200,000 loan from Oro Valley Associates, LLC (see Notes Payable).


In 2002 and 2003, Novint continued to grow its professional applications, and supported itself on its own revenues through several research contracts which Novint is working to expand. Novint also launched a product called BabyLight Gems. The BabyLight Gems are glass blocks with the image of an unborn baby etched into it, created from Novint's 3D ultrasound technology.


In 2004, Novint continued to develop products and applications in the haptics field, including a consumer 3D touch hardware device called the Novint Falcon. Novint expanded its team to 15 people, and was awarded several new contracts. Novint also filed a registration statement on Form SB-2 with the Securities and Exchange Commission (the "SEC").


In 2005, Novint received significant national and international media coverage when it exhibited at a technology trade show known as the Demo Conference in Scottsdale Arizona. Novint finalized the design of the Novint Falcon to a point where it can be utilized by a Chinese manufacturer to create a consumer priced product. Novint also began work on the first game title that will be packaged with the Novint Falcon, called Newton's Monkey Business. Newton's Monkey Business is a collection of small games that truly show the power of 3D touch interactions in video games.


We believe that haptics technology has the potential to significantly change the way computers are utilized, and that there are many promising applications. These include 3-dimensional, touch-enabled online shopping and computer gaming. We believe that our ownership of Novint stock will benefit our shareholders as Novint develops these and other promising haptics applications. We intend to work with Novint in the future to explore available opportunities to develop and exploit this technology. Many other large companies, including Microsoft, are developing haptic technology.

     On May 17, 2004, Novint filed a registration statement on Form SB-2 with the SEC. The registration statement was declared effective on February 3, 2006. Novint common stock is not yet listed or quoted on any national or regional stock market Quotation system. We believe, based on information obtained from Novint, that the Novint Common stock will be quoted and approved for listing on the Over-the-Counter Bulletin Board in the second quarter of 2006. However, no assurances can be made that such listing will be approved or if approved that it will be maintained.

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

4. DIGITAL IMAGE MANAGEMENT TECHNOLOGY (INVESTMENT IN NMXS.COM, INC.)

     At December 31, 2005, we owned warrants to acquire 1,500,000 shares at an exercise price of $0.50 per share, of the common stock of NMXS.Com, Inc., a public company located in Albuquerque, New Mexico. The options were acquired in 2001. NMXS.Com markets Internet technology-based software for the high-speed transmission of high-resolution graphic images, video clips and audio recordings, among other things. NMXS.Com's proprietary software provides image archiving, asset packaging, data mining and secure commerce over the Internet transaction capabilities.

     We believe NMXS.Com is positioned to capitalize on the growing trend of businesses converting their photographs, drawings, artwork and other visual images into formats that can be stored and retrieved electronically. The company provides solutions particularly suited to companies seeking to develop a presence on the Internet or become involved in conducting business over the Internet.

     In 2004, we commenced an action against NMXS.Com, Inc. and its CEO based on their failure to honor our exercise of certain warrants. The case caption of that action is Manhattan Scientifics, Inc. v. NMXS.Com, Inc. and Richard Govatski, Supreme Court, New York Country, Index No. 601793/04. In January 2006, we settled the litigation with NMXS.Com, Inc. agreeing to pay us $50,000.

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

EMPLOYEES

     As of December 31, 2005, we had two full-time employees, both in general management. Most of our research and development work has been performed by employees of our various research and development independent contractors (see below). We have historically indirectly funded the salaries of these individuals through our contract research and development payments to their employers. Although not technically our employees, we have considered these individuals to be an integral part of our research and development team.

     None of our employees are members of any union or collective bargaining organization. We consider our relationships with employees to be good.

     As noted above, a significant portion of our research and development has been performed by independent contractors from whom we acquired or licensed certain technologies, and their various employees. As of December 31, 2005, Mr. Thomas Anderson, one of the developers of haptics "touch and feel" Novint technologies, has performed research and development under contract through his company, Novint Technologies, Inc. Our independent contractors utilize a number of their own various employees to satisfy their research and development obligations to us, and their employees are considered to be part of our research and development team.

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

WE MAY NOT HAVE SUFFICIENT CAPITAL TO RUN OUR OPERATIONS.

We have partially financed ourselves in the past through loans from our officers and loans guaranteed by our officers which have totaled in principal approximately $825,000. The loans have been repaid in full. If we are unable to obtain further financing, it may jeopardize our ability to continue our operations. To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of such securities could result in dilution to our shareholders and/or increased debt service commitments. If adequate funds are not available, we may be unable to sufficiently develop or maintain our existing operations.

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

WE MAY LOSE OUR ABILITY TO MAINTAIN DIRECTORS' AND OFFICERS' INSURANCE WHICH COULD HAVE AN ADVERSE AFFECT ON OPERATIONS.

We have struggled to maintain adequate directors' and officers' insurance for our management. The coverage is maintained at limited levels and carries a large deductible cost to be born by the directors and officers. In light of Sarbanes-Oxley Act of 2002, it has become increasingly difficult for small-capitalized public companies to obtain such insurance at a reasonable cost. If we are unable to maintain such insurance it could lead to the loss of one or more officers and directors which would have a material adverse effect on our operations and our ability to function as a public entity.

WE ARE DEPENDENT FOR OUR SUCCESS ON A FEW EMPLOYEES. THE LOSS OF ONE OR MORE OF THESE EMPLOYEES COULD HAVE AN ADVERSE EFFECT ON OUR OPERATIONS.

Our future success will depend, to a significant degree, on the continued services of our Chief Executive Officer, Marvin Maslow, our Chief Operating Officer, Jack Harrod and on our ability to attract, motivate and retain highly qualified and talented personnel as the need arises. Loss of the service of Mr. Maslow or Mr. Harrod would have a material adverse effect on our business and operations.

WE CANNOT ASSURE YOU THAT WE WILL BE SUCCESSFUL IN DEVELOPING AND
COMMERCIALIZING ADDITIONAL PRODUCTS.

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

OUR MANAGEMENT IS ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER ALL MATTERS REQUIRING SHAREHOLDER APPROVAL.

Our existing directors, executive officers, and their respective affiliates are the beneficial owners of 20.7% of the outstanding shares of common stock and common stock equivalents, including convertible stock options. As a result, our existing directors, executive officers, principal shareholders and their respective affiliates, if acting together, would be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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

WE MAY RUN OUT OF AUTHORIZED CAPITAL PRIOR TO RECEIVING SHAREHOLDER APPROVAL TO AMEND OUR CERTIFICATE OF INCORPORATION TO INCREASE OUR AUTHORIZED CAPITAL.

As of March 23, 2006, we have 185,280,357 shares of common stock outstanding. Our certificate of incorporation authorizes us to issue 250,000,000 shares of common stock. If we are not able to increase our authorized capital, we may not be able to raise additional funds or pay service providers which could be harmful to our business or cause us to cease operations altogether.

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

ITEM 2. DESCRIPTION OF PROPERTY

     Our principal executive office is at 405 Lexington Avenue, New York, New York. We lease approximately 300 square feet of office space on a month-to-month basis. The aggregate rental cost for this office space was $12,000 in 2005.

     We believe our facilities are adequate for our current and planned business operations.

ITEM 3. LEGAL PROCEEDINGS

     In 2004, we commenced an action against NMXS.Com, Inc. and its CEO based on their failure to honor our exercise of certain warrants. The case caption of that action is Manhattan Scientifics, Inc. v. NMXS.Com, Inc. and Richard Govatski, Supreme Court, New York Country, Index No. 601793/04. Counterclaims to set aside the warrants have been asserted against us in this action. In January 2006, we settled the litigation with NMXS.Com, Inc. with NMXS.Com, Inc. agreeing to pay us $50,000. We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of December 31, 2005, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements other than the litigation described above which was subsequently settled.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

                                   Bid Prices

2005                                                             High      Low
                                                                ------    ------
First Quarter.......................................            $ .076    $.055
Second Quarter......................................              .065     .045
Third Quarter.......................................              .077     .032
Fourth Quarter......................................              .089     .052

2004                                                             High      Low
                                                                ------    ------
First Quarter.......................................            $  .16    $ .06
Second Quarter......................................               .16      .08
Third Quarter.......................................              .013      .06
Fourth Quarter......................................               .10      .05

     As of March 23, 2006, we had 592 registered shareholders and 185,280,357 shares of Common Stock issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

     During the past three years, we have issued unregistered securities in the following transactions:

     In February 2006, the Company issued 795,324 shares for repayment of research and development services valued at $42,955. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     In February 2006, the Company issued 155,000 shares for administrative services valued at $7,750. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

Securities Authorized for Issuance under Equity Incentive Plans

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2005, the most recently completed fiscal year.

--------------------------------------- ----------------------------------- ------------------------ -------------------------------
                                                                                                     Number of securities
                                                                                                     remaining available for
                                                                            Weighted average         future issuance under
equity
                                        Number of securities to be issued   exercise price of        compensation plans
(excluding
                                        upon exercise of outstanding        outstanding options,     securities reflected in
Plan Category                           options, warrants and rights        warrants and rights      column 2)
--------------------------------------- ----------------------------------- ------------------------ -------------------------------
Equity Compensation Plans Approved by
Security Holders                                       N/A                                  N/A                      N/A
--------------------------------------- ----------------------------------- ------------------------ -------------------------------
Equity Compensation Plans Not
Approved by Security Holders                            0                                   N/A                  60,649,763
--------------------------------------- ----------------------------------- ------------------------ -------------------------------

     Our 1998 Stock Option Plan (the "1998 Plan"), authorizes the issuance of options and Common Stock to officers, employees and directors. We reserved 30,000,000 shares of our Common Stock for awards to be made under the 1998 Plan. The 1998 Plan allows for the issuance of either incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees) or non-qualified stock options. The 1998 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten years. Under the 1998 Plan, the exercise price may not be less than fair market value on the date of grant for both incentive stock options and non-qualified stock options. The number of options under the 1998 Plan available for grant at December 31, 2005 was 30,000,000.

     In 2000, our Board of Directors adopted the 2000 Equity Incentive Plan (the "2000 Plan"). The 2000 Plan authorizes the issuance of options, right to purchase Common Stock and stock bonuses to officers, employees, directors and consultants. We reserved 30,000,000 shares of our Common Stock for awards to be made under the 2000 Plan. On September 14, 2001, we filed a registration statement on Form S-8 to register 900,000 of these shares. On November 19, 2001, we registered an additional 550,000 shares of our common stock for issuance under the 2000 Plan. On January 30, 2002, we registered an additional 975,000 shares of our common stock for issuance under the 2000 Plan. On March 22, 2002, we registered an additional 925,000 shares of our common stock for issuance under the 2000 Plan. On July 12, 2002, we registered an additional 990,000 shares of our common stock for issuance under the 2000 Plan. On January 17, 2003, we registered an additional 8,000,000 of our common stock for issuance under the 2000 Plan. The 2000 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2000 Plan allows for the issuance of incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2000 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2000 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2000 Plan available for grant at December 31, 2005 was 25,281,000.

     In November 2004, our Board of Directors adopted the 2004 Consultant Stock Plan (the "2004 Plan"). The purpose of this 2004 Consultant Stock Plan is to advance the interests of the Company by helping the Company obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services the Company is substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of capital stock of the Company. We reserved 2,000,000 shares of our Common Stock for awards to be made under the 2004 Plan. We filed a registration statement of Form S-8 with the SEC on November 26, 2004 to register the shares underlying the 2004 plan. The 2004 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee, or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2004 Plan. The number of shares under the 2004 Plan available for grant at December 31, 2005 was 500,000.

     On May 9, 2005, our Board of Directors adopted the 2005 Equity Compensation Plan (the "2005 Plan"). The purpose of this Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success, by offering them an opportunity to participate in the our future performance through awards of Options, the right to purchase Common Stock and Stock Bonuses. We reserved 10,000,000 shares of our Common Stock for awards to be made under the 2005 Plan. The 2005 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee, or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2005 Plan. We filed a registration statement of Form S-8 with the SEC on June 8, 2005 to register the shares underlying the 2005 plan. The number of shares under the 2005 Plan available for grant at December 31, 2005 was 4,868,763.

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

Since the Reverse Acquisition we have been acquiring and licensing technologies, directing, supervising and coordinating our research and development efforts, raising capital, and initiating commercialization activities and dialogue with potential customers.

As of December 31, 2005, we had an accumulated loss since inception, 1992, of $40,788,000. Included in this accumulated loss are charges amounting to approximately $19,981,000 relating to the issuance of equity instruments for services and approximately $6,700,000 from Tamarack prior to our acquisition of Tamarack. We expect operating losses to continue for the foreseeable future because of general and administrative expenses, although the commercialization process has begun on three of the Company's four technology investments.

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

COMPARISON OF YEAR ENDED DECEMBER 31, 2005 TO YEAR ENDED DECEMBER 31, 2004.

NET LOSS. We reported a net loss of $219,000, $.00 per common share, basic and diluted, for the year December 31, 2005, versus a net loss of $1,517,000, or $.00 per common share, basic and diluted, for the year ended December 31, 2004. The decrease of $1,298,000 or 86% resulted from our sale of equity interest in the licensee for the mid-range fuel cell technology for approximately $885,000.

REVENUES. We had no revenues for the year ended December 31, 2005 and revenues of $150,000 for the year ended December 31, 2004. The decrease of $150,000 resulted from us not entering any new licensing agreement during 2005.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the year ended December 31, 2005 totaled $1,618,000, a decrease of $661,000, or 29%, versus costs and expenses of $2,279,000 for the year ended December 31, 2004. These costs and expenses are detailed below.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,391,000 for the year ended December 31, 2005, which consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $1,946,000 for the year ended December 31, 2004. This decrease of $555,000, or 29%, is primarily a result of the fact that, in 2004, we recorded charges for the issuance of stock and stock options for services, whereas in the fiscal 2005 period, we issued less stock for services. We anticipate no significant change in general and administrative expenses in the near future.

RESEARCH AND DEVELOPMENT. Research and development expenses were $227,000 for year ended December 31, 2005, which consisted of amortization of patents and contract research services. Research and development expenses amounted to $333,000 for the year ended December 31, 2004.

LIQUIDITY AND PLAN OF OPERATIONS

We are a development stage company and are in the technology development phase of our operations. Accordingly, we have relied primarily upon private placements and subscription sales of stock to fund our continuing activities and acquisitions. To a limited extent, and as described below, we have also relied upon borrowing from the Company's two senior officers, CEO Maslow and COO Harrod, and through a bank guarantee made by Mr. Maslow of a traditional loan which has been retired. Until we generate revenue from sales and licensing of technology, or receive a large infusion of cash from a potential strategic partner or through the efforts of an investment banker, we intend to continue to rely upon these methods and the limited sales of our shares or other assets, which has become increasingly difficult with our low share price, to fund operations during the next year.

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

Stockholders' equity totaled a deficit of $1,662,000 on December 31, 2005 and the working capital was a deficit of $2,319,000 on such date.

We do not expect any significant change in the total number of employees in the near future. We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next 12 months, although we have no agreements regarding any such technologies as of the date of this Report.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of December 31, 2005, we had $364,000 in cash. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, borrowing as appropriate, and our cash on hand. However, we do not know if those resources will be adequate to cover our capital requirements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R)replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes that it could have an impact to the Company's overall results of operations depending on the number of stock options granted in a given year.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured asset not the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS 153 shall be applied prospectively. The Company has adopted of SFAS 153, and there was no impact to the Company's overall results of operations or financial position.

Going Concern
-------------

Our independent registered public accounting firm has stated in their audit report on the Company's December 31, 2005 consolidated financial statements, that we have experienced recurring losses and have working capital deficit. The conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies and Estimates
------------------------------------------

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to reserves, impairment of long-lived assets, value of out stock issued to consultants for services and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Off Balance Sheet Arrangements
------------------------------

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 7. FINANCIAL STATEMENTS


                                                                                  PAGE
                                                                                  ----
CONSOLIDATED FINANCIAL STATEMENTS

    Report of Independent Registered Public Accounting Firm                        F-2

    Consolidated Balance Sheet as of December 31, 2005                             F-3

    Consolidated Statements of Operations for the years ended
        December 31, 2005, 2004 and the period from July 31, 1992
        (inception) through December 31, 2005                                      F-4

    Consolidated Statements of Stockholders' equity (capital deficit)
        for the years ended December 31, 2004 and for the cumulative
        period from July 31, 1992 (inception) through December 31, 2005            F-5

    Consolidated Statements of Cash Flows for the years ended
        December 31, 2005, 2004 and for the period from July 31, 1992
        (inception) through December 31, 2005                                      F-22

    Notes to consolidated financial statements                                     F-24

                 AJ. ROBBINS, P.C. CERTIFIED PUBLIC ACCOUNTANTS
                              216 SIXTEENTH STREET
                                    SUITE 600
                             DENVER, COLORADO 80202

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Manhattan Scientifics, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Manhattan Scientifics, Inc. (a development stage company) as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity (capital deficit), and cash flows for each of the years in the two year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manhattan Scientifics, Inc. as of December 31, 2005, and the results of its operations and its cash flows for each of the years in the two year period then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has experienced recurring losses and negative cash flows from operations and has both a working capital and a capital deficit at December 31, 2005, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might results from the outcome of this uncertainty.


                                AJ. ROBBINS, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
March 1, 2006

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                           CONSOLIDATED BALANCE SHEET


ASSETS                                                                                                December 31, 2005
                                                                                                   ---------------------
Current assets:
Cash and cash equivalents                                                                          $             364,000
Prepaid expenses and other assets                                                                                149,000
                                                                                                   ---------------------
Total current assets                                                                                             513,000

Property and equipment, net                                                                                       43,000
Investments                                                                                                        2,000
Patents, net of accumulated amoritization of $1,470,000                                                          610,000
Other asset                                                                                                        2,000
                                                                                                   ---------------------

Total assets                                                                                       $           1,170,000
                                                                                                   =====================
                         LIABILITIES AND CAPITAL DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued expenses                                                              $           1,215,000
Accrued interest and expenses - related parties                                                                  255,000
Notes payable to officers                                                                                      1,100,000
Notes payable - other                                                                                            262,000
                                                                                                   ---------------------

Total current liabilities                                                                                      2,832,000
                                                                                                   ---------------------

Commitments and Contingencies:

CAPITAL DEFICIT
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525
shares; issued and outstanding none                                                                                    -
Series B convertible, authorized 250,000
shares; 49,999 shares issued and outstanding                                                                           -
Series C convertible, redeemable,
authorized 14,000 shares; issued and outstanding - none                                                                -
Common, authorized 250,000,000 shares, 183,830,033 shares issued and outstanding                                 183,000
Additional paid-in-capital                                                                                    43,948,000
Deficit accumulated during the development stage                                                             (45,793,000)
                                                                                                   ---------------------

Total capital deficit                                                                                         (1,662,000)
                                                                                                   ---------------------

                                                                                                   $           1,170,000
                                                                                                   =====================

See notes to consolidated financial statements.

                  MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                     PERIOD FROM
                                                                                                    JULY 31, 1992
                                                                   YEAR ENDED                        (INCEPTION)
                                                                  DECEMBER 31,                         THROUGH
                                                             2005             2004                December 31, 2005
                                                        ----------------  ---------------          ---------------
Revenue                                                 $              -  $       150,000          $       856,000

Operating costs and expenses:
General and administrative                                     1,391,000        1,946,000               37,785,000
Research and development                                         227,000          333,000                8,391,000
Impairment charge of certain patents                                   -                -                  189,000
                                                        ----------------  ---------------          ---------------

Total operating costs and expenses                             1,618,000        2,279,000               46,365,000
                                                        ----------------  ---------------          ---------------

Loss from operations before other income and expenses         (1,618,000)      (2,129,000)             (45,509,000)

Other income and expenses:
 Gain from sale of equity interest                               885,000                -                  885,000
 Proceeds from sale of NMSX.com common stock                           -                -                  393,000
 Gain from sale of Novint Technologies Inc.
 common stock                                                    616,000          578,000                1,194,000
 Gain on issuance of investor common stock                             -          531,000                  531,000
 Contract revenue                                                      -           90,000                3,741,000
 Interest and other expenses                                    (105,000)         (95,000)                (941,000)
 Interest income                                                   3,000                -                  172,000
 Equity in losses of investees                                         -         (492,000)              (1,243,000)
Gain / (Loss) on disposal of equipment                                 -                -                  (11,000)
                                                        ----------------  ---------------          ---------------

NET LOSS                                                $       (219,000) $    (1,517,000)             (40,788,000)
                                                        ================  ===============          ===============

BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares
outstanding                                                  181,011,431      174,407,378
                                                        ================  ===============

Basic and diluted loss per common share                 $          (0.00) $         (0.00)
                                                        ================  ===============

See notes to consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity
(Capital Deficit) (Notes A and H)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2005

                                                                          Preferred Stock    Preferred Stock
                                                                         $.001 Par Value   $.001 Par Value
                                                                          ----------------  ----------------        Common Stock
                                                                              Series B          Series c           $.001 Par Value
                                                                          ----------------  ---------------- -----------------------
                                                        Series A
                                                     Preferred Stock      Shares   Amount  Shares   Amount     Shares      Amount
                                                     ---------------     --------- ------- ------- --------  -----------  ----------
 Balance, December 31, 2002                                               74,999        -       -        -   124,262,522     122,000
                                                                         ========= ======= ======= ========  ===========  ==========
Issuance of shares at market price for services rendered                                                       1,000,000       1,000
Issuance of shares in connection with private placement
offering                                                                                                       1,000,000       1,000
Issuance of shares at market price for services rendered                                                         125,000          -
Issuance of shares at market price for services rendered                                                       1,000,000       1,000
Issuance of shares at market price for services rendered                                                         300,000       1,000
Issuance of shares at market price for services rendered                                                       2,000,000       2,000
Issuance of shares at market price for services rendered                                                       2,000,000       2,000
Issuance of shares at market price for services rendered                                                       1,000,000       1,000
Issuance of shares at market price for services rendered                                                         400,000       1,000
Issuance of shares at market price for services rendered                                                          20,000           -
Issuance of shares at market price for services rendered                                                          20,000           -
Issuance of shares at market price for services rendered                                                          20,000           -
Issuance of shares at market price for services rendered                                                         400,000       1,000
Issuance of shares at market price for services rendered                                                         500,000       1,000
Issuance of shares at market price for services rendered                                                       1,011,000       1,000
Issuance of shares at market price for services rendered                                                         250,000           -
Issuance of shares at market price for services rendered                                                         260,000           -
Issuance of shares at market price for services rendered                                                         250,000           -
Issuance of shares at market price for services rendered                                                         125,000           -
Issuance of shares at market price for services rendered                                                         600,000       1,000
Issuance of shares at market price for services rendered                                                         500,000       1,000
Issuance of shares at market price for services rendered                                                         100,000           -
Issuance of shares at market price for director/officer
services rendered                                                                                             13,500,000      14,000
Issuance of shares at market price for director/officer
services rendered                                                                                              5,250,000       5,000
Issuance of shares upon cancelation of stock options                                                           2,750,000       3,000
Issuance of shares at market price for director/officer
services rendered                                                                                              1,750,000       2,000
Issuance of shares upon cancelation of stock options                                                             990,000       1,000
Issuance of shares at market price for director/officer
services rendered                                                                                              2,250,000       2,000
Issuance of shares at market price for director/officer
services rendered                                                                                              1,000,000       1,000
Issuance of shares at market price for director/officer
services rendered                                                                                                250,000           -
Issuance of shares at market price for director/officer
services rendered                                                                                                250,000           -
Issuance of shares at market price for director/officer
services rendered                                                                                              1,000,000       1,000
Issuance of shares at market price for director/officer
services rendered                                                                                                250,000           -
Issuance of shares at market price for director/officer
services rendered                                                                                                250,000           -
Issuance of shares upon cancelation of stock options                                                             500,000       1,000
Issuance of shares at market price for services rendered                                                          50,000           -
Issuance of shares at market price for services rendered                                                       1,000,000       1,000
Issuance of shares at market price for services rendered                                                          35,000           -
Issuance of shares at market price for services rendered                                                         500,000       1,000
Issuance of shares upon cancelation of stock options                                                             500,000       1,000
Issuance of shares upon cancelation of stock options                                                             675,000       1,000
Issuance of shares for options exchanged                                                                         200,000           -
Issuance of shares for options exchanged                                                                         100,000           -
Issuance of shares for options exchanged                                                                         200,000           -
Issuance of shares for options exchanged                                                                         250,000           -
Issuance of shares for options exchanged                                                                         130,000           -
Issuance of shares for options exchanged                                                                         100,000           -
Issuance of shares for options exchanged                                                                         200,000           -
Issuance of shares for options exchanged                                                                         100,000           -
Conversion of series B preferred stock to common                         (25,000)                                250,000           -
Issuance of shares at market price for services rendered                                                         250,000
Issuance of shares at market price for services rendered                                                         335,000       1,000
Stock options issued for services
Amortization of deferred compensation
Net loss/comprehensive loss
                                                               ---------------------------------------------------------------------

Balance December 31, 2003                                                 49,999        -       -        -   172,008,522     172,000

Issuance of shares at market price for services rendered                                                       4,833,000       5,000
Issuance of shares on exercise of options                                                                        866,000
Issuance of shares for the payment of notes payable                                                              641,274       1,000
Issuance of stock warrants in connection with note payable
net loss

Balance December 31, 2004                                                 49,999                             178,348,796     178,000


Stock option issued in exchange for prevously issued options
Issuance of shares at market price for services rendered                                                       1,023,000        1000
Issuance of shares in satisfaction of accured expenses                                                         4,458,237       4,000
Net loss

Balance December 31, 2005                                                 49,999   $    -                -   183,830,033  $  183,000
                                                               =====================================================================
See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
Consolidated Statements of Stockholders' Equity
(Capital Deficiency) (Notes A and H)
For the Cumulative  Period From July 31, 1992  (Inception)
Through December 31, 2004 (continued)
                                                                                                     Deficit
                                                                                        Amounts      Accumulated
                                                              Additional    Deferred   Receivable    During the
                                              Series A          Paid-in      Compe-      From       Development  Treasury
                                           Preferred Stock      Capital      nsation  Stockholders    Stage       Stock       Total
                                           ---------------     ----------  ---------  ------------  -----------  --------  ---------
 Balance, December 31, 2002                                    40,875,000   (142,000)               (41,488,000)           (633,000)
                                                               ==========  ========== ============  ===========  ========  =========
Issuance of shares at market price for services rendered           70,000                                                    71,000
Issuance of shares in connection with private placement
offering                                                           40,000                                                    41,000
Issuance of shares at market price for services rendered            1,000                                                     1,000
Issuance of shares at market price for services rendered           50,000                                                    51,000
Issuance of shares at market price for services rendered           20,000                                                    21,000
Issuance of shares at market price for services rendered          100,000                                                   102,000
Issuance of shares at market price for services rendered           79,000                                                    81,000
Issuance of shares at market price for services rendered           49,000                                                    50,000
Issuance of shares at market price for services rendered           20,000                                                    21,000
Issuance of shares at market price for services rendered            1,000                                                     1,000
Issuance of shares at market price for services rendered            1,000                                                     1,000
Issuance of shares at market price for services rendered            1,000                                                     1,000
Issuance of shares at market price for services rendered           16,000                                                    17,000
Issuance of shares at market price for services rendered           25,000                                                    26,000
Issuance of shares at market price for services rendered           40,000                                                    41,000
Issuance of shares at market price for services rendered           10,000                                                    10,000
Issuance of shares at market price for services rendered           10,000                                                    10,000
Issuance of shares at market price for services rendered           10,000                                                    10,000
Issuance of shares at market price for services rendered            5,000                                                     5,000
Issuance of shares at market price for services rendered           25,000                                                    26,000
Issuance of shares at market price for services rendered           20,000                                                    21,000
Issuance of shares at market price for services rendered            4,000                                                     4,000
Issuance of shares at market price for director/officer
services rendered                                                 392,000                                                   406,000
Issuance of shares at market price for director/officer
services rendered                                                 153,000                                                   158,000
Issuance of shares upon cancelation of stock options               82,000                                                    85,000
Issuance of shares at market price for director/officer
services rendered                                                  52,000                                                    54,000
Issuance of shares upon cancelation of stock options               30,000                                                    31,000
Issuance of shares at market price for director/officer
services rendered                                                  65,000                                                    67,000
Issuance of shares at market price for director/officer
services rendered                                                  49,000                                                    50,000
Issuance of shares at market price for director/officer
services rendered                                                  12,000                                                    12,000
Issuance of shares at market price for director/officer
services rendered                                                  12,000                                                    12,000
Issuance of shares at market price for director/officer
services rendered                                                  50,000                                                    51,000
Issuance of shares at market price for director/officer
services rendered                                                  12,000                                                    12,000
Issuance of shares at market price for director/officer
services rendered                                                  12,000                                                    12,000
Issuance of shares upon cancelation of stock options               30,000                                                    31,000
Issuance of shares at market price for services rendered            2,000                                                     2,000
Issuance of shares at market price for services rendered           50,000                                                    51,000
Issuance of shares at market price for services rendered            2,000                                                     2,000
Issuance of shares at market price for services rendered           25,000                                                    26,000
Issuance of shares upon cancelation of stock options               30,000                                                    31,000
Issuance of shares upon cancelation of stock options               40,000                                                    41,000
Issuance of shares for options exchanged                                                                                          -
Issuance of shares for options exchanged                                                                                          -
Issuance of shares for options exchanged                                                                                          -
Issuance of shares for options exchanged                                                                                          -
Issuance of shares for options exchanged                                                                                          -
Issuance of shares for options exchanged                                                                                          -
Issuance of shares for options exchanged                                                                                          -
Issuance of shares for options exchanged                                                                                          -
Conversion of series B preferred stock to common                                                                                  -
Issuance of shares at market price for services rendered           21,000                                                    21,000
Issuance of shares at market price for services rendered           20,000                                                    21,000
Stock options issued for services                                 113,000                                                   113,000
Amortization of deferred compensation                                        142,000                                        142,000
Net loss/comprehensive loss                                                                          (2,569,000)         (2,569,000)
                                                               ---------------------------------------------------------------------

Balance December 31, 2003                                      42,726,000          -      -         (44,057,000)   -     (1,159,000)

Issuance of shares at market price for services rendered          487,000
Issuance of shares on exercise of options                         126,000                                                   492,000
Issuance of shares for the payment of notes payable                47,000                                                   126,000
Issuance of stock warrants in connection with note                                                                           48,000
payable                                                           214,000                                                   214,000
net loss/comprehensive loss                                                                          (1,517,000)         (1,517,000)

Balance December 31, 2004                                      43,600,000                           (45,574,000)         (1,796,000)

Stock options issued in exchange for prevously issued options      46,000                                                    46,000
Issuance of shares at market price for services rendered           64,000                                                    65,000
Issuance of shares in satisfaction of accured expenses            238,000                                                   242,000
Net loss/comprehensive loss                                                                            (219,000)           (219,000)

Balance December 31, 2005                                     $43,948,000  $       -  $   -        $(45,793,000) $ -    $(1,662,000)
                                                               =====================================================================

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity
(Capital Deficit) (Notes A and H)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2005

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

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity
(Capital Deficit) (Notes A and H)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2005

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

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity
(Capital Deficit) (Notes A and H)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2005
                                                                           Deficit
                                                              Amounts     Accumulated
                                                             Receivable   During The
                                                                From      Development      Treasury
                                                            Stockholders     Stage          Stock        Total

Initial issuance of shares to founders on contribution
of intangible assets at historic cost basis                                                           $    15,000
Additional founders' contribution                               (40,000)                                        -
Issuance of 1,037,000 shares of Series A preferred
stock, net of issuance costs                                   (286,000)                              $   744,000
Net loss                                                                    ($543,000)                $  (543,000)
                                                                            ----------                ------------
Balance, March 31, 1993                                        (326,000)     (543,000)                $   216,000
Issuance of shares to investor at approximately
$.21 per share                                                                                        $ 3,000,000
Issuance of shares on exercise of options                                                             $    50,000
Services performed in exchange for Series A
preferred stock issued in fiscal 1993                           127,000                               $   127,000
Net loss                                                                   (2,292,000)                $(2,292,000)
                                                                            ----------                ------------
Balance, March 31, 1994                                        (199,000)   (2,835,000)                $ 1,101,000
Services performed for Series A preferred stock
issued in fiscal 1993                                           159,000                               $   159,000
Issuance of shares at approximately $.52 per share                                                    $   182,000
Net loss                                                                   (2,250,000)                $(2,250,000)
                                                                            ----------                ------------
Balance, December 31, 1994                                      (40,000)   (5,085,000)                $  (808,000)
Issuance of 163,000 shares of Series A preferred stock                                                $   163,000
Write-off of amounts receivable from stockholders                40,000                               $         0
Net loss                                                                     (972,000)                $  (972,000)
                                                                            ----------                ------------
Balance, December 31, 1995                                            -    (6,057,000)                $(1,617,000)
Issuance of shares upon exercise of option for $15,000                                                $    15,000
Net loss                                                                     (284,000)                $  (284,000)
                                                                            ----------                ------------
Balance, December 31, 1996                                            -    (6,341,000)                $(1,886,000)
Purchase and retirement of 1,200,000 shares of
Series A preferred stock                                                                              $   (70,000)
Purchase of 7,195,814 treasury shares of common
stock for $15,000                                                                          ($15,000)  $   (15,000)
Net loss/comprehensive loss                                                  (335,000)                $  (335,000)
                                                                            ----------                ------------
Balance, December 31, 1997 (carried forward)                          -    (6,676,000)      (15,000)  $(2,306,000)

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity
(Capital Deficit) (Notes A and H)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2005
(continued)

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

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity
(Capital Deficit) (Notes A and H)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2005
(continued)


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

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity
(Capital Deficit) (Notes A and H)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2005
(continued)

                                                                            Deficit
                                                            Amounts       Accumulated
                                                           Receivable     During The
                                                              From        Development     Treasury
                                                          Stockholders       Stage         Stock      Total

Balance, December 31, 1997 (brought forward)              $         0     ($6,676,000)    ($15,000)  $(2,306,000)
Purchase of 7,195,813 treasury shares of common
stock for $15,000                                                                          (15,000)      (15,000)
Special distribution of 14,391,627 shares of
common stock to Projectavision, Inc.                                                        30,000   $   376,000
Shares deemed issued in connection with reverse
Merger                                                                                               $         -
Issuance of 182,525 shares of Series A preferred stock
and warrants exercisable into 750,000 shares of
common stock at an exercise price of $.10 per
share in exchange for note payable of $1,500,000
and accrued interest of $330,000 including deemed
dividend in connection with beneficial conversion
feature of preferred stock                                                 (1,020,000)               $ 1,830,000
Issuance of shares at $.20 per share, net of
issuance costs                                                                                       $   975,000
Issuance of shares to purchase intangible assets                                                     $ 1,440,000
Issuance of shares at $.58 per share for
consulting services                                                                                  $   580,000
Issuance of warrants on February 10, 1998 to
purchase 2,000,000 shares of common stock
exercisable at $.75 per share at fair value for
services resulting from cashless exercise feature                                                    $   660,000
Issuance of shares at $.18 per share                                                                 $    50,000
Issuance of shares on conversion of 182,525 shares
of Series A preferred stock                                                                                    -
Issuance of shares at $.05 per share                                                                 $ 1,017,000
Issuance of stock options and warrants at fair value
for services                                                                                         $ 2,165,000
Net loss/comprehensive loss                                                (4,580,000)                (4,580,000)
                                                                           -----------               ------------
Balance, December 31, 1998 (carried forward)                        -     (12,276,000)           -   $ 2,192,000

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity
(Capital Deficit) (Notes A and H)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2005
(continued)

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

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity
(Capital Deficit) (Notes A and H)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2005
(continued)

                                                                                                                Amounts
                                                               Common Stock        Additional                  Receivable
                                                             $.001 par value        Paid-in       Deferred        From
                                                            Shares        Amount    Capital     Compensation  Stockholders

Balance, December 31, 1998 (brought forward)              98,250,405    98,000   $ 14,370,000                  $         0
Issuance of shares in satisfaction of accrued
expenses                                                      78,000                   15,000
Issuance of shares at $.49 per share for consulting
services                                                      10,000                    5,000
Issuance of shares at $.49 per share to purchase
furniture and fixtures                                       100,000                   49,000
Issuance of shares at market prices as consulting
  services were performed                                     17,269                   15,000
Issuance of shares to purchase intangible assets           1,000,000     1,000        999,000
Issuance of shares at $1.25 per share for services             1,600                    2,000
Issuance of stock options Immediately exercisable
at fair value for services                                                          6,572,000
Issuance of warrants on February 10, 1998 to
purchase 2,000,000 shares of common stock
exercisable at $.75 per share for consulting
services resulting from notification of warrant
holder of intent to exercise                                                        1,090,000
Shares issuable at $1.27 per share in connection
with note payable                                                                     191,000
Issuance of shares on exercise of 100,000 options
at $.20 per share                                           100,000                    20,000
Issuance of Series B convertible preferred shares
at $6.00 per share including deemed dividend
in connection with beneficial conversion
feature of preferred stock                                                          2,942,000
Issuance of shares at $.75 per share                        533,000      1,000        399,000
Net loss/comprehensive loss
Issuance of shares at $.75 per share                        515,000      1,000        385,000
Issuance of shares at market price for service                4,942
Issuance of common stock to Equilink, LLC on
exercise of cashless warrants                             1,076,923      1,000         (1,000)

Balance, December 31, 1999 (carried forward)            101,687,139    102,000     27,053,000                            -

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity
(Capital Deficit) (Notes A and H)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2005
(continued)

                                                            Deficit
                                                          Accumulated
                                                           During The
                                                          Development         Treasury
                                                            Stage              Stock        Total

Balance, December 31, 1998 (brought forward)              ($12,276,000)   $         0    $ 2,192,000
Issuance of shares in satisfaction of accrued
expenses                                                                                      15,000
Issuance of shares at $.49 per share for consulting
services                                                                                       5,000
Issuance of shares at $.49 per share to purchase
furniture and fixtures                                                                        49,000
Issuance of shares at market prices as consulting
  services were performed                                                                     15,000
Issuance of shares to purchase intangible assets                                           1,000,000
Issuance of shares at $1.25 per share for services                                             2,000
Issuance of stock options Immediately exercisable
at fair value for services                                                                 6,572,000
Issuance of warrants on February 10, 1998 to
purchase 2,000,000 shares of common stock
exercisable at $.75 per share for consulting
services resulting from notification of warrant
holder of intent to exercise                                                               1,090,000
Shares issuable at $1.27 per share in connection
with note payable                                                                            191,000
Issuance of shares on exercise of 100,000 options
at $.20 per share                                                                             20,000
Issuance of Series B convertible preferred shares
at $6.00 per share including deemed dividend
in connection with beneficial conversion
feature of preferred stock                                  (1,471,000)                    1,471,000
Issuance of shares at $.75 per share                                                         400,000
Net loss/comprehensive loss                                 (9,800,000)                   (9,800,000)
Issuance of shares at $.75 per share                                                         386,000
Issuance of shares at market price for service
Issuance of common stock to Equilink, LLC on
exercise of cashless warrants

Balance, December 31, 1999 (carried forward)               (23,547,000)             -      3,608,000

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity
(Capital Deficit) (Notes A and H)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2005
(continued)
                                                                            Preferred Stock             Preferred Stock
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

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity
(Capital Deficit) (Notes A and H)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2005
(continued)
                                                                                                                   Amounts
                                                               Common Stock           Additional                  Receivable
                                                             $.001 par value           Paid-in       Deferred        From
                                                            Shares        Amount       Capital     Compensation  Stockholders

Balance, December 31, 1999 (brought forward)              101,687,139   $    102,000   $ 27,053,000                $        0
Shares issued of Series C convertible preferred
shares at $100.00 per share including deemed
dividend in connection with beneficial conversion
feature of preferred stock                                                                2,199,000
Issuance of shares in connection with Series C
preferred stock private placement investment                  700,000          1,000        600,000
Shares issuable at $2.23 per share in connection with
research and development and license agreement                                            1,115,000
Issuance of shares at market price for services                11,083                        24,000
Issuance of options at market value for services                                            229,000
Issuance of options to purchase 100,000 shares
@$.40 per share for services
Issuance of stock options in connection with deferred
compensation agreement                                                                      425,000      ($425,000)
Amortization of deferred compensation                                                                      113,000
Issuance of shares to purchase furniture and fixtures          10,500                        40,000
Issuance of shares in connection with Series C
preferred stock private placement                              10,000
Issuance of shares at $1.25 per share                       1,600,050          2,000      1,998,000
Conversion of Series B preferred stock to common              600,000
Issuance of shares at market price for services                51,000                       102,000
Shares issuable at market price for services                                                 88,000
Net loss/comprehensive loss

BALANCE, DECEMBER 31, 2000                                104,669,772        105,000     33,873,000       (312,000)         0
Issuance of shares in connection with private
placement offerings                                         1,097,500          1,098        694,000
Issuance of shares upon conversion of Series B
preferred stock                                             1,001,660          1,002
Issuance of shares upon conversion of Series C
preferred stock                                             2,800,000          2,800
Issuance of shares upon exercise of stock options              15,000             15          3,000
Issuance of shares to acquire Teneo Computing Inc.          1,400,000          1,400        784,000
Issuance of shares to purchase 42% of Novint
Technologies, Inc.                                          1,000,000          1,000        560,000
Issuance of shares for services at fair market value        3,388,097          1,743      2,138,000
Exercise of warrants issued for services                      942,281            942        782,000
Issuance of stock options for services                                                      250,000
Amortization of deferred compensation                                                                       85,000
Net loss/comprehensive loss

Balance, December 31, 2001 (carried forward)              116,314,310        115,000     39,084,000       (227,000)         -


See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity
(Capital Deficit) (Notes A and H)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2005
(continued)
                                                             Deficit
                                                           Accumulated
                                                            During The
                                                           Development      Treasury
                                                             Stage           Stock           Total

Balance, December 31, 1999 (brought forward)                ($23,547,000)     $   -       $  3,608,000
Shares issued of Series C convertible preferred
shares at $100.00 per share including deemed
dividend in connection with beneficial conversion
feature of preferred stock                                    (1,400,000)                 $    799,000
Issuance of shares in connection with Series C
preferred stock private placement investment                                              $    601,000
Shares issuable at $2.23 per share in connection with
research and development and license agreement                (1,115,000)
Issuance of shares at market price for services                                           $     24,000
Issuance of options at market value for services                                          $    229,000
Issuance of options to purchase 100,000 shares
@$.40 per share for services
Issuance of stock options in connection with deferred
compensation agreement                                                                    $          -
Amortization of deferred compensation                                                     $    113,000
Issuance of shares to purchase furniture and fixtures                                     $     40,000
Issuance of shares in connection with Series C
preferred stock private placement
Issuance of shares at $1.25 per share                                                     $  2,000,000
Conversion of Series B preferred stock to common
Issuance of shares at market price for services                                           $    102,000
Shares issuable at market price for services                                              $     88,000
Net loss/comprehensive loss                                   (4,736,000)                 $ (4,736,000)
                                                             ------------                 -------------
BALANCE, DECEMBER 31, 2000                                   (30,798,000)         -       $  2,868,000
Issuance of shares in connection with private
placement offerings                                                                       $    695,098
Issuance of shares upon conversion of Series B
preferred stock                                                                           $      1,002
Issuance of shares upon conversion of Series C
preferred stock                                                                           $      2,800
Issuance of shares upon exercise of stock options                                         $      3,015
Issuance of shares to acquire Teneo Computing Inc.                                        $    785,400
Issuance of shares to purchase 42% of Novint
Technologies, Inc.                                                                        $    561,000
Issuance of shares for services at fair market value                                      $  2,139,743
Exercise of warrants issued for services                                                  $    782,942
Issuance of stock options for services                                                    $    250,000
Amortization of deferred compensation                                                     $     85,000
Net loss/comprehensive loss                                   (6,662,000)                 $ (6,662,000)
                                                             ------------                 -------------
BALANCE, DECEMBER 31, 2001 (CARRIED FORWARD)                 (37,460,000)         -       $  1,512,000

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity
(Capital Deficit) (Notes A and H)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2005
(continued)
                                                                              Preferred Stock             Preferred Stock
                                                            Series A          $.001 Par Value             $.001 Par Value
                                                           Preferred              Series B                    Series C
                                                             Stock           Shares       Amount          Shares      Amount

Balance, December 31, 2001 (brought forward)            $          0        84,999   $          0              0   $       0
Issuance of shares in connection with private
placement offering
Issuance of shares for the payment of research and
development
Issuance of shares at market price for services
rendered
Issuance of shares in connection with private
placement offering
Issuance of shares for the payment of research and
development
Issuance of shares at market price for services
rendered
Issuance of shares in connection with private
placement offering
Issuance of shares upon conversion of Series B
preferred stock                                                            (10,000)
Issuance of shares  at  market price for services
rendered
Issuance of shares for the payment of research and
development
Issuance of shares in connection with private
placement offering
Issuance of shares at market price for services
rendered
Issuance of shares in connection with private
placement offering
Issuance of shares in connection with private
placement offering
Issuance of shares at market price for services
rendered
Issuance of shares at market price for services
rendered
Issuance of shares at market price for services
rendered
Issuance of shares at market price for services
rendered
Issuance of shares at market price for services
rendered
Amortization of deferred compensation
Net loss/comprehensive loss

Balance, December 31, 2002                              $          0        74,999   $          0              0   $       0
                                                        ============        ======   ============     ==========   ============

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity
(Capital Deficit) (Notes A and H)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2005
(continued)
                                                                                                                        Amounts
                                                                 Common Stock             Additional                   Receivable
                                                               $.001 par value             Paid-in       Deferred        From
                                                            Shares           Amount        Capital     Compensation   Stockholders

Balance, December 31, 2001 (brought forward)                116,314,310   $    115,000   $ 39,084,000   ($   227,000)   $       -
Issuance of shares in connection with private                   850,000          1,000        253,000
placement offering
Issuance of shares for the payment of research and               75,000              -         30,000
development
Issuance of shares at market price for services                   5,000              -          2,000
rendered
Issuance of shares in connection with private                   285,700                       100,000
placement offering
Issuance of shares for the payment of research and              975,000          1,000        360,000
development
Issuance of shares at market price for services                 620,000          1,000        203,000
rendered
Issuance of shares in connection with private                   400,000                       100,000
placement offering
Issuance of shares upon conversion of Series B
preferred stock                                                 100,000
Issuance of shares  at  market price for services
rendered                                                        500,000          1,000        135,000
Issuance of shares for the payment of research and
development                                                     150,000                        40,000
Issuance of shares in connection with private
placement offering                                              600,000          1,000        149,000
Issuance of shares at market price for services
rendered                                                         25,277                         8,000
Issuance of shares in connection with private
placement offering                                            1,000,000          1,000         99,000
Issuance of shares in connection with private
placement offering                                              200,000                        30,000
Issuance of shares at market price for services
rendered                                                        247,904                        59,000
Issuance of shares at market price for services
rendered                                                      1,285,301          1,000        169,000
Issuance of shares at market price for services
rendered                                                        394,000              -         39,000
Issuance of shares at market price for services
rendered                                                         60,000              -          8,000
Issuance of shares at market price for services
rendered                                                         75,000              -          7,000
Amortization of deferred compensation                                                                         85,000
Net loss/comprehensive loss

Balance, December 31, 2002                                  124,262,522   $    122,000   $ 40,875,000      ($142,000)   $       -
                                                            ===========   ============   ============      ==========   ============

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity
(Capital Deficit) (Notes A and H)
For the Cumulative Period From July 31, 1992 (Inception)
Through December 31, 2005
(continued)
                                                             Deficit
                                                           Accumulated
                                                            During The
                                                            Development       Treasury
                                                             Stage             Stock           Total
Balance, December 31, 2001 (brought forward)               ($37,460,000)   $         -     $ 1,512,000
Issuance of shares in connection with private
placement offering                                                                         $   254,000
Issuance of shares for the payment of research and
development                                                                                $    30,000
Issuance of shares at market price for services
rendered                                                                                   $     2,000
Issuance of shares in connection with private
placement offering                                                                         $   100,000
Issuance of shares for the payment of research and
development                                                                                $   361,000
Issuance of shares at market price for services
rendered                                                                                   $   204,000
Issuance of shares in connection with private
placement offering                                                                         $   100,000
Issuance of shares upon conversion of Series B
preferred stock                                                                            $         -
Issuance of shares  at  market price for services
rendered                                                                                   $   136,000
Issuance of shares for the payment of research and
development                                                                                $    40,000
Issuance of shares in connection with private
placement offering                                                                         $   150,000
Issuance of shares at market price for services
rendered                                                                                   $     8,000
Issuance of shares in connection with private
placement offering                                                                         $   100,000
Issuance of shares in connection with private
placement offering                                                                         $    30,000
Issuance of shares at market price for services
rendered                                                                                   $    59,000
Issuance of shares at market price for services
rendered                                                                                   $   170,000
Issuance of shares at market price for services
rendered                                                                                   $    39,000
Issuance of shares at market price for services
rendered                                                                                   $     8,000
Issuance of shares at market price for services
rendered                                                                                   $     7,000
Amortization of deferred compensation                                                      $    85,000
Net loss/comprehensive loss                                  (4,028,000)                   $(4,028,007)
                                                           -------------                   -----------
Balance, December 31, 2002                                 ($41,488,000)   $         -     $  (633,000)
                                                           =============   ============    ============

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                            PERIOD FROM
                                                                   YEAR ENDED              JULY 31, 1992
                                                                  December 31,              (INCEPTION)
                                                              -----------------------         THROUGH
                                                                2005        2004          December 31, 2005
                                                              ------------- -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $   (219,000)  (1,517,000)   (40,788,000)
Adjustments to reconcile net loss to net
cash used in operating activities:
Gain on sale of investments                                       (616,000)    (578,000)    (1,587,000)
Gain from sale of equity interest in Horizon                      (885,000)           -       (885,000)
Gain on issuance of investee common stock                                -     (531,000)      (531,000)
Common stock issued for services                                   307,000      471,000      6,245,000
Preferred stock issued for services                                      -            -        598,000
Stock options issued for services                                   46,000            -      9,841,000
Cashless stock option exercise                                           -      126,000        126,000
Warrants issued for services                                             -       24,000      2,556,000
Convertible note issued for services                                     -       92,000         92,000
Financing costs payable with common stock                                -            -        191,000
Loss of equity investee                                                  -      492,000      1,207,000
Amortization of technology license                                       -            -        537,000
Amortization of patents                                            208,000      208,000      1,470,000
Loss on disposal of equipment                                            -            -         26,000
Impairment charge of certain patents                                     -            -        189,000
Depreciation                                                         3,000            -      1,122,000
Changes in:
Prepaid expenses and other assets                                  166,000      (29,000)        53,000
Accounts payable and accrued expenses                              272,000      509,000      2,709,000
Accrued interest and expenses - related parties                    (33,000)     288,000        255,000
                                                              ------------- -----------    -----------

Net cash provided by operating activities;                        (751,000)    (445,000)   (16,574,000)
                                                              ------------- -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment                                                    -       (9,000)      (432,000)
Purchase of investment                                                   -            -       (100,000)
Proceeds from sale of equipment                                      4,000            -         18,000
Proceeds from sale of equity interest                              885,000            -        885,000
Proceeds received from sale of investment                          616,000      615,000      1,624,000
                                                              ------------- -----------    -----------

Net cash provided by (used in) investing activities              1,505,000      606,000      1,995,000
                                                              ------------- -----------    -----------

REPAYMENT OF CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                                               -            -       (100,000)
Repayment of note payable to stockholders                                -      (25,000)     2,374,000
Proceeds from note payable - other                                       -      200,000        634,000
Repayment of note payable - other                                   19,000     (300,000)      (435,000)
Repayment of note payable to officers                             (525,000)           -       (525,000)
Net proceeds from issuance of preferred stock                            -            -      3,569,000
Net proceeds from issuance of common stock                               -            -      9,571,000
Loan repayment to preferred stockholder                                  -            -       (148,000)
Capital lease payments                                                   -            -        (13,000)
Return of security deposit                                               -       24,000         16,000
                                                              ------------- -----------    -----------

Net cash provided by (used in) financing activities               (506,000)    (101,000)    14,943,000
                                                              ------------- -----------    -----------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               248,000       60,000        364,000
Cash and cash equivalents, beginning of period                     116,000       56,000              -
                                                              ------------- -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $    364,000  $   116,000    $   364,000
                                                              ============  ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                       97,000        6,000        117,000

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND F
INANCING ACTIVITIES:
Fixed assets contributed to the company in exchange for
Series A preferred stock                                                 -            -         45,000
Issuance of 14,391,627 common shares to acquire
intangible assets                                                        -            -         15,000
Special distribution of 14,391,627 shares of common
stock to                                                                 -            -              -
stockholder in settlement of stockholder advances                        -            -        376,000
Issuance of 7,200,000 common shares to acquire
intangible assets                                                        -            -      1,440,000
Issuance of Series A preferred stock and warrants in
settlement                                                               -            -              -
of note payable and accrued interest                                     -            -      1,830,000
Issuance of 1,000,000 common shares to acquire intangible
assets                                                                   -            -      1,000,000
Issuance of 100,000 common shares to acquire furniture and
fixtuers                                                                 -            -         49,000
Issuance of 78,000 common shares in satisfaction of
accrued expenes                                                          -            -         15,000
Issuance of 10,500 shares to acquire furniture and fixtures              -            -         40,000
Issuance of 1,400,00 of common shares to acquire
Teneo Computing                                                          -            -        785,000
Issuance of 1,000,000 of common shares to purchase
42% of Novint Technologies                                               -            -        561,000
Issuance of 200,000 shares of common stock in connection
with the conversion of Series B preferred shares                         -            -              -
Issuance of 641,274 shares of common stock in settlement
of note payable 48,000                                                   -       48,000
 Issuance of 3,180,552 common shares in satisfaction
of accrued penses                                                  159,000            -        159,000
 Issuance of 1,277,685 common shares in satisfaction
of accrued penses                                                   83,000            -         83,000


See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Enterprise)


NOTE A - ORGANIZATION AND OPERATIONS

Manhattan Scientifics, Inc. (formerly Grand Enterprises, Inc. ("Grand") a Delaware corporation, and its wholly-owned subsidiaries Tamarack Storage Devices, Inc. and Teneo Computing, Inc. ("Teneo") (collectively "the Company"), operates in a single business segment that seeks to commercialize technologies with an emphasis on consumer and commercial electronics. The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. The fiscal year end is December 31.

The Company has been engaged primarily in the commercialization of its technology. The Company conducts its operations primarily in the United States and Germany.

NOTE B - GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at December 31, 2005, had an accumulated deficit of $45,793,000. For the year ended December 31, 2005, the Company sustained a net loss of $219,000. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Enterprise)


NOTE C - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS

[1] PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

[2] PROPERTY AND EQUIPMENT

Property and equipment consists of artwork ($37,000) and office equipment ($9,000) and is recorded at cost less accumulated depreciation. Depreciation is provided for office equipment on the straight-line method over the estimated useful lives of the assets, generally three years. Total depreciation expense was $3,000 and $0 for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, accumulated depreciation was $3,000.

[3] INTANGIBLE ASSETS:

Patents are recorded at cost of $2,080,000. Amortization is charged against results of operations using the straight-line method over the estimated economic useful life. Patents related to the mid-range fuel cell and the micro fuel cell technologies are estimated to have an economic useful life of 10 years. Amortization expenses was $208,000 for each of the years ended December 31, 2005 and 2004 and $1,470,000 for the period from July 31, 1992 (inception) through December 31, 2005. The estimated aggregate amortization expense for each of the three succeeding years is $208,000 per year.

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

[6] ADVERTISING EXPENSES:

The Company expenses advertising costs which consist primarily of promotional items and print media, as incurred. Advertising expenses amounted to $1,000 and $2,000 for the years ended December 31, 2005 and 2004.

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Enterprise)



NOTE C - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS
(CONTINUED)

[7] USE OF ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A significant estimate includes the carrying value of the Company's patents. Actual results could differ from these estimates.

[8] INVESTMENTS:

The Company records its investment in Novint Technologies, Inc. ("Novint") at cost and uses the equity method of accounting to record its proportionate share of Novint's net income or loss. During 2003, the Company recorded an impairment of the investment to $0 due to Novint's inactivity. Subsequently, during 2004, Novint issued common stock pursuant to a private placement, as a result, the Company has recorded a gain on issuance of investee common stock of $531,000. In addition for the year ended December 31, 2004, the Company has recorded an equity in loss of investee of $492,000, representing the Company's share of Novint's current losses. The loss exceeded the Company's basis in Novint during the year ended December 31, 2004 and the investment balance is carried at $0. As a result of this, the Company did not record its proportionate share of equity in loss of investee for the year ended December 31, 2005. The Company's share of loss not recorded amounted to $514,000. The Company will continue to account for it's investment under the equity method of accounting, however, it will record it's proportionate share of net income only after it has recovered all losses in excess of its basis. For the years ended December 31, 2005 and 2004, the Company sold certain shares in Novint and has recorded a gain on sale of those shares of $616,000 and $578,000, respectively. As of December 31, 2005, the Company owned 2,061,410 shares of Novint common stock or 15%. The Company continues to account for its investment in Novint using the equity method since the Company exercises significant influence over Novint.

[9] REVENUE RECOGNITION:

When the Company earns revenues from the sale of licensing of its products, such revenue will be recognized in accordance with the terms of the underlying agreements at the time such transactions are consummated.

In January 2004, the Company licensed its mid-range fuel cell technology to a Singapore company with manufacturing in China as part of its efforts to provide low cost fuel cell systems to Asian and other worldwide markets. Among other things, the contract gave the licensee non-exclusive rights to produce and sell fuel cell engines based on the NovArs technology. The agreement included an up front payment of $150,000, royalties and 17.5% equity interest in the Singapore company. In December 2005, the Company sold its equity interest in the licensee back to the licensee for $885,000.

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Enterprise)


NOTE C - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS
(CONTINUED)


In April 2003, the Company entered into a nonexclusive license agreement with a third party for rights to its mid-range fuel cell technology. The Company received $300,000 upon signing of the agreement and is entitled to receive an additional $200,000 upon commercial launch (as defined) by the third party. To date the licensee has not commenced it's commercial launch.

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

The junior preferred stock has a liquidation preference of $2.50 per share and it is junior in all respects to other classes of preferred stock of the buyer. Each share of junior preferred stock can be converted into one share of the buyer's common stock. The junior preferred stock is also not eligible to receive any dividends.

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Enterprise)


NOTE C - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS
(CONTINUED)

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

                                                                      For the Years Ended December 31
                                                                     2005                         2004
Reported Net loss                                                $    (219,000)               $ (1,517,000)
Stock-based employee compensation expense
included in reported net loss, net of                                       --                          --
related tax effects

Stock-based employee compensation determined
under the fair value based method, net of
related tax effects
                                                                            --                          --
                                                                 -------------               -------------

Pro forma net loss                                               $    (219,000)              $  (1,517,000)
                                                                 =============               =============

Basic and diluted loss per share:
  As reported                                                    $        (.00)              $        (.00)
                                                                 =============               =============

Pro forma                                                        $        (.00)              $        (.00)
                                                                 =============               =============

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Enterprise)


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (CONTINUED)

[12] CASH EQUIVALENTS:

For purposes of reporting cash flows, the Company considers all short term, interest bearing deposits with original maturities of three months or less to be cash equivalents.

[13] FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts of cash, accounts receivable, notes receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturity of these items.

[14] CONCENTRATION OF CREDIT RISK:

The Company maintains all cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

[15]  RECLASSIFICATION

Certain amounts in the prior period financial statements have been reclassified to conform to the 2005 presentation.

[16] RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R)replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes that it could have an impact to the Company's overall results of operations depending on the number of stock options granted in a given year.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" (SFAS 153). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured asset not the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS 153 shall be applied prospectively. The Company has adopted SFAS 153, and it did not have an impact on the Company's overall results of operations or financial position.

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Enterprise)

NOTE D - INVESTMENTS IN NOVINT

At December 31, 2005, the Company owns approximately 15% of the outstanding shares of Novint. The following is a summary of financial data regarding financial position and results of operations derived from the December 31, 2005 financial statements of Novint as of December 31, 2005.


         --------------------------------------------------------------------
         Current assets (including cash of $42,127)                $  129,453
         Property and equipment                                        41,139
         Other assets                                                 167,191
                                                                   ----------
         --------------------------------------------------------------------
                                                                   $  337,783
                                                                   ==========
         --------------------------------------------------------------------
         Liabilities                                               $2,118,985
         --------------------------------------------------------------------
         Deficit                                                   (1,781,202)
                                                                   ----------
         --------------------------------------------------------------------
                                                                   $  337,783
                                                                   ==========
         --------------------------------------------------------------------
         Revenue                                                   $  365,121
         --------------------------------------------------------------------
         Net (Loss)                                               ($3,416,010)
                                                                   ==========
         --------------------------------------------------------------------


During the year ended December 31, 2005 the Company sold 1,077,200 shares of Novint for $616,000.

During 2005 Novint filed a Form SB-2 registration statement for its initial public offering. The registration statement was declared effective on February 6, 2006; however they are currently not listed on a trading market.

In connection with a financing transaction of Novint the Company agreed to not sell their shares of Novint stock for a period of 1 year after the first day on which shares of Novint common stock is quoted or listed on a trading market. The lock up, however, does not apply to 300,000 shares of Novint stock held by the Company. Further the Company may sell up to an additional 200,000 shares subject to share price and volume limitations.

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Enterprise)

NOTE E - BASIC AND DILUTED LOSS PER SHARE

Basic and diluted net loss per common share is presented in accordance with SFAS 128, "Earnings Per Share". Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the applicable reporting periods. The Company's computation of dilutive net loss per share for the year ended December 31, 2005 and 2004 does not assume any exercise of options or warrants or shares issuable upon conversion of the series B preferred stock and common shares, respectively, as their effect is antidulutive.

NOTE F - NOTES PAYABLE - OFFICERS

In August 1999, the Company borrowed $275,000 from the Chief Operating Officer. The loan bears interest at 5.5% per annum and is due the earlier of 18 months from the date of a private placement raising at least $1,500,000. This loan was due December 31, 2002. In April of 2004, the Company and the Chief Operating Officer agreed to extend the term of the loan to December 31, 2004. The Company and the Chief Operating Officer also agreed to convert $500,000 in accrued salaries to a note payable with the same terms as the original $275,000 loan. Interest expense for the years ended December 31, 2005 and 2004 was approximately $43,000 and $43,000 respectively. This loan is secured by substantially all of the assets of the Company. In the event of default on this loan, the Company's Chief Operating Officer may foreclose on the collateral provided he receives written consent of the Company's Board of Directors.

In August 2001, the Company borrowed $250,000 from the Chief Executive Officer. The loan bears interest at 5.5% per annum and was due December 31, 2002. In April of 2004 the Company and the Chief Executive Officer agreed to extend the term of the loan to December 31, 2004. The Company and the Chief Executive Officer also agreed to convert $600,000 in accrued salaries to a note payable with the same terms as the original $250,000 loan. Interest expense for the years ended December 31, 2005 and 2004 was approximately $46,000 and $46,000 respectively. This loan is secured by substantially all of the assets of the Company. In the event of default on this loan, the Company's Chief Executive Officer may foreclose on the collateral provided he receives written consent of the Company's Board of Directors.

In December 2005, the Company repaid $275,000 and $250,000 which was borrowed from the Chief Operating Officer and Chief Executive Officer, respectively. In addition, the Company paid accrued interest of $97,000 to the Chief Operating Officer in December and $60,000 to the Chief Executive Officer in January 2006.

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Enterprise)


NOTE G - NOTES PAYABLE - OTHER

In March 2004, the Company paid in full, a $300,000 loan from a third party financial institution.

During 2004 the Company issued a number of convertible promissory notes totaling $91,000 for services performed. The notes have a one year maturity date, are non interest bearing and upon maturity will convert into shares of the Company's common stock at the then current per share price, unless the Company prepays the outstanding amount. In December 2004, the Company issued 641,274 shares of its common stock on the conversion of one of the notes. The remaining balance of these notes was $43,000 as of December 31, 2004. During 2005, the Company issued $19,000 of additional convertible notes to the same third party under the same terms. As of December 31, 2005 the Company owed $62,000 under these notes.

In November 2004, the Company obtained a loan from a third party in the amount of $200,000. The loan bears interest at a rate of 8% per annum and matures in November of 2006. The Company prepaid the two years of interest using its shares of Novint Technologies. The loan is collateralized by 500,000 shares of the Company's common stock of Novint Technologies, Inc. In addition, the Company issued a warrant to purchase 4,000,000 shares of its common stock on a cashless basis with a $0.05 strike price expiring November 8, 2008. The warrant was valued at $224,000 using the Black Scholes model, with volatility of 108% and a risk free interest rate of 4.5%. The market price of the common stock on the date of the grant was $0.071. The value of the warrant is being amortized over the life of the note. Amortization of the value of the warrants amounted to $112,000 for the year ended December 31, 2005.

NOTE H - CAPITAL TRANSACTIONS

[1]  Common Stock

In January 2005, the Company issued 600,000 shares for services rendered valued at $.062 per share or $37,000, and in March issued 250,000 shares for services rendered valued at $.067 per share or $17,000.

In June 2005, the Company issued 3,180,552 shares in satisfaction of accrued expenses of $159,000.

In November, the Company issued 1,277,685 shares in satisfaction of accrued expenses of $83,000.

In December, the Company issued 173,000 shares for services rendered valued at $.063 per share or $11,000.

In March 2004,the Company issued 1,668,000 shares for services rendered valued at $0.155 per share or $259,000, and in May issued 400,000 shares for services rendered valued at $.145 per share or $58,000, and in August 2004 issued 500,000 shares for services rendered valued at $.08 per share or $40,000 which has been included in the statement of operations. In May 2004, one board member exercised 1,000,000 options on a cashless basis in exchange for 866,000 shares of common stock, this resulted in a charge of $126,000, which has been included in the statement of operations. In November of 2004, the Company issued 350,000 shares for services rendered valued at $20,000. In November 2004, the Company issued 641,274 shares valued at $48,000 for satisfaction of a note payable. In December 2004, the Company issued 1,915,000 shares for services rendered value at $119,000.

[2]  Stock Options

The Company has several stock incentive plans in effect that allows management to issued stock, options and warrants to employees and consultants for services performed or to be performed.

In May 2005, the Company issued options to purchase 1,200,000 shares of its common stock on a cashless basis with a $0.055 cent strike price expiring May 25, 2009. The options were valued at $46,000 using the Black Scholes model, with volatility of 93% and a risk free interest rate of 4.5%

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Enterprise)

NOTE H - CAPITAL TRANSACTIONS (Continued)

A summary of the Company's stock option activity and related information is as follows:

                                                  Number of        Exercise Price    Weighted     Number of Common
                                                 Common Shares        Per Share      Average       Shares Exercisable
                                                                                     Exercise
                                                                                       Price
Outstanding as of December 31, 1997                            0                                                    0
Granted                                               20,825,000       $0.05-$0.20        $0.17            20,825,000
Canceled                                             (15,000,000)             0.20          0.2           (15,000,000)
                                                ---------------- ----------------- ------------ ---------------------

Outstanding as of December 31, 1998                    5,825,000                                            5,825,000
Granted                                               16,750,000       0.05 - 0.20         0.05            16,750,000
Exercised                                               (100,000)                                            (100,000)
                                                ---------------- ----------------- ------------ ---------------------

Outstanding as of December 31, 1999                   22,475,000                                           22,475,000
Granted                                                  610,000         2.25-2.40         2.37               110,000
                                                ---------------- ----------------- ------------ ---------------------

Outstanding as of December 31, 2000                   23,085,000                                           22,585,000
Granted                                                  450,000         0.39-1.25         0.77               450,000
Exercised                                                (90,000)                                             (90,000)
Options vested pursuant to deferred
compensation agreement                                         0              2.40         2.40               100,000
                                                ---------------- ----------------- ------------ ---------------------

Outstanding as of December 31, 2001                   23,445,000                                           23,445,000
Granted                                                        0                                                    0
Exercised                                                      0                                                    0
Options vested pursuant to deferred
compensation agreement                                         0              2.40         2.40               100,000
                                                ---------------- ----------------- ------------ ---------------------

Outstanding as of December 31, 2002                   23,445,000                                           23,145,000
Granted                                                5,000,000            .02.05          .04             3,000,000
Canceled                                              (6,610,000)                                          (6,310,000)
                                                ---------------- ----------------- ------------ ---------------------

Outstanding as of December 31, 2003                   21,835,000                                           19,835,000
Granted                                                        0                                                    0
Exercised                                             (1,000,000)             0.86         0.86            (1,000,000)
Options vested pursuant to deferred
compensation agreement                                         0                                            2,000,000
                                                ---------------- ----------------- ------------ ---------------------

Outstanding as of December 31, 2004                   20,835,000                                           20,835,000
Granted                                                1,200,000              .055                          1,200,000
Canceled                                                (200,000)                                            (200,000)
                                                ---------------- ----------------- ------------ ---------------------
Outstanding as of December 31, 2005                   21,835,000                                           21,835,000

         All options issued through December 31, 2005 vested within ninety days from the date of grant and expire at various dates during 2008 through 2013. Of the 5,000,000 options issued in April 2003, 3,000,000 vested in 30 days and 2,000,000 vested one year from date of issuance. These options will expire through June 2013.

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Enterprise)



NOTE H - CAPITAL TRANSACTIONS (Continued)




Exercise prices and weighted-average contractual lives of stock options outstanding as of December 31, 2005 are as follows:

                                         Options Outstanding                       Options Exercisable
                                           Weighted Average    Weighted Average                        Weighted Average
                                           Remaining           Exercise Price                          Exercise Price
                                           Contractual Life                        Number Exercisable
Exercise Price       Number Outstanding
       $0.02            2,000,000               8.58             0.02                2,000,000             0.02
        0.05           16,155,000               4.65             0.05               16,155,000             0.05
        0.20            2,230,000               3.71             0.20                2,230,000             0.20
        0.39              250,000               6.98             0.39                  250,000             0.39
        .055            1,200,000               4.33             .055                1,200,000              .05

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Enterprise)



NOTE H - CAPITAL TRANSACTIONS (Continued)

[3] Warrants:

The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2005.

                                                          Warrants           Weighted average Exercise Price
Outstanding as of December 31, 1997                                 0                                 $0.16
Issued                                                     17,750,000

Outstanding as of December 31, 1998                        17,750,000
Converted into stock options                               (2,500,000)                                 0.05

Outstanding as of December 31, 1999                        15,250,000
Converted into common stock                                (2,000,000)                                 0.75

Outstanding as of December 31, 2000                        13,250,000
Issued                                                        942,281                                  0.01
Converted into common stock                                  (942,281)                                 0.01

Outstanding as of December 31, 2001,2002                   13,250,000
and 2003
Issued                                                      4,000,000                                   .05

Outstanding as of December 31, 2004                        17,250,000
Issued                                                              0
                                                         ------------
Outstanding as of December 31, 2005                        17,250,000
                                                           ==========



Date                            Number of          Exercise Price    Contractual Life       Number of Shares
                                Warrants                                                    Exercisable

January 8, 1998                              750,000         $.10    10 years                                 750,000
July 28, 1998                              12,500,000         .05    10 years                               12,500,000
November 9, 2004                            4,000,000         .05    4 years                                 4,000,000
                                            ---------                                                        ---------
                                           17,250,000                                                       17,250,000
                                =====================                                                       ==========


MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Enterprise)


NOTE I -INCOME TAXES

There is no provision for federal, state or local income taxes for the periods ended December 31, 2005 and 2004 since the Company has incurred net operating losses.

The Company's deferred tax asset as of December 31, 2005 represents benefits from equity related compensation charges and net operating loss carryforwards of approximately $4,362,000 and $7,142,000, respectively, which is reduced by a valuation allowance of approximately $11,504,000 since the future realization of such tax benefit is not presently determinable. During 2005, the Company recorded a decrease to the valuation allowance of approximately $160,000.

As of December 31, 2005, the Company has a net operating loss carryforward of approximately $28,775,000, expiring in 2006 through 2025 for federal income tax purposes and 2005 for state income tax purposes. As a result of ownership changes, Internal Revenue Code Section 382 limits the amount of such net operation gloss carryforward available to offset future taxable income to approximately $17,964,000 in the aggregate.

The difference between the statutory federal income tax (rate) benefit applied to the Company's net loss and the Company's effective income tax rate for the years ended December 31, 2005 and 2004 is summarized as follows:

                                                 For the Year Ended December 31,
                                                 2005            2004
     Statutory federal income tax rate           (35) %          (35) %
                                                 ------
     Increase in valuation allowance             35%             35%
                                                 ---             ---

                                                 0.00 %          0.00 %
                                                 ====            ====
NOTE J - RELATED PARTY TANSACTIONS

The accounting firm of one of the Company's directors received approximately $40,000 and $70,000 of compensation for accounting services rendered to the Company during the years ended December 31, 2005 and 2004, respectively. In addition, the accounting firm received 100,000 shares of Novint Technologies, Inc. common stock valued at $66,000 as payment for services previously rendered during 2004.

The legal firm of one of the Company's former directors received approximately $49,000 and $37,000 of compensation for legal services rendered to the Company during the years ended December 31, 2005 and 2004, respectively.

As of December 31, 2005 and 2004 the Company owed its officers and other related parties $74,000 and $198,000, respectively for services performed and expenses and $181,000 and $89,000, respectively for interest on notes payable.

NOTE K - SUBSEQUENT EVENTS

In 2004, the Company commenced an action against NMXS.Com, Inc. and its CEO based on their failure to honor exercise of certain warrants. In
January 2006, the Company settled the litigation with with NMXS.Com, Inc. and will receive $50,000

Subsequent to December 31, 2005 the Company issued 200,000 shares of common stock to for consulting services performed.

Subsequent to December 31, 2005 the Company issued 150,000 shares to a former director for legal services performed.

Subsequent to December 31, 2005 the Company issued 795,324 shares of common stock in lieu of cash payment of 2004 outstanding convertible notes.

Subsequent to December 31, 2005 the Company issued 155,000 shares of common stock to two individuals for secretarial and administrative services.

In March 2006 the Company issued 150,000 shares of common stock to an unrelated party for consulting services.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

Not Applicable

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

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names, ages and biographical information of each of our directors and executive officers as of December 31, 2005 are set forth below. There are no existing family relationships between or among any of our executive officers or directors.

    Name               Age           Position
    ----               ---           --------
Marvin Maslow          68        Chairman of the Board, President, and Chief
                                 Executive Officer and Principal Financial
                                 Officer since January 1998
Jack Harrod            63        Chief Operating Officer since August 1998
David A. Teich         49        Director since May 1999 and Treasurer since
                                  December 2000
Ralph A. Anderson      47        Director since June, 2003
Larry H. Schatz        59        Director since June, 2003


     There are no family relationships among any of our directors or officers.

     As of December 31, 2005, the size of our Board of Directors is currently fixed at four members. Members of the Board serve until the next annual meeting of stockholders and until their successors are elected and qualified. Officers are appointed by and serve at the discretion of the Board.

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


     MARVIN MASLOW has served as our chief executive officer and chairman of the Board since January 1998. From June 1990 through September 1996, Mr. Maslow served as chief executive officer of Projectavision, Inc., a company he co-founded to develop and market video projection technology. Since November 1996, Mr. Maslow has served as chief executive officer and chairman of the board of Tamarack Storage Devices, Inc., our wholly-owned subsidiary. From 1999 through 2002, Mr. Maslow also served as a director of NMXS.Com, Inc., a company in which we originally owned approximately 23% of the outstanding common stock. Since June 2000, Mr. Maslow has also served as a director of Novint Technologies, Inc., a company in which we own approximately 15% as of December 31, 2005. For more than 20 years, Mr. Maslow has been President of Normandie Capital Corp., a private investment and consulting company. Mr. Maslow is credited with the starting up and financing of more than 20 enterprises during his career. Mr. Maslow received an A.A.S. degree from the Rochester Institute of Technology in 1957 and an honorable discharge from the U.S. Army Signal Corps in 1963.

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

     LARRY SCHATZ served as our director from June 2003 through January, 2006. He is a graduate of The City University of New York at Brooklyn College (B.A.,
1967) and of Brooklyn Law School (J.D. 1969). Mr. Schatz is a practicing attorney in New York City and a member of both the New York and Florida Bars since 1970. He served as a Director and Vice-Chairman of the Board of International Fast Food Corporation from 1998-2000 and was a Director of Noise Cancellation Technologies, Inc. n/k/a NCT Group, Inc. from 1984 to 1987. Mr. Schatz was a founding Director of the Association of Public Companies of Florida and served as its Chairman from 1984-1986.

     Mr. Schatz resigned as our director effective January 31, 2006.

AUDIT COMMITTEE

     Mr. Anderson and Mr. Teich comprise our audit committee and Mr. Anderson is considered to be an "audit committee financial expert" as that term is defined by the SEC.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December, 2005, we believe that our executive officers, directors and ten percent stockholders complied with all reporting requirements applicable to them.

CODE OF ETHICS

On March 31, 2005, we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 10. EXECUTIVE COMPENSATION

     The following tables set forth all compensation awarded by us to our executive officers for the fiscal years ended December 31, 2003, 2004 and 2005.


                                               SUMMARY COMPENSATION TABLE
=================================================================================================================
                                           ANNUAL COMPENSATION                   LONG-TERM COMPENSATION
                                  ----------------------------------- -------------------------------------------
                                                                               AWARDS               PAYOUTS
                                                                      ------------------------- -----------------
                                                                                   SECURITIES              ALL
                                                           OTHER      RESTRICTED   UNDER-LYING    LTIP    OTHER
                                                           ANNUAL       STOCK       OPTIONS/    PAYOUTS   COMP-
     NAME AND                        SALARY    BONUS    COMPENSATION   AWARD(s)       SARS        (S)    ENSATION
PRINCIPAL POSITION         YEAR       ($)       ($)         ($)           ($)         (#)         ($)      ($)
----------------------- --------- ---------- --------- -------------- ---------- -------------- -------- --------
Marvin Maslow,             2003   $300,000(1)      0    $ 48,000(2)   $405,000(3)     --            --       --
CEO/Chairman            --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2004   $300,000(4)     $0    $ 22,500(5)       --          --            --       --
                        --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2005   $300,000(4)     $0    $ 71,500(5)       --          --            --       --
                        -------- ---------- --------- -------------- ----------  -------------- -------- --------

=================================================================================================================
Jack Harrod,               2003   $250,000(1)     $0    $ 48,000(5)   $157,500(6)     --            --       --
COO                     --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2004   $250,000(4)     $0    $22,500(5)        --          --            --       --
                        --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2005   $250,000(4)     $0    $71,500(5)        --          --            --       --
                        --------- ---------- --------- -------------- ---------- -------------- -------- --------

=================================================================================================================

David Teich,               2003   $      0        $0    $      0      $ 67,500(8) 1,000,000(7)         --       --
Treasurer/Director      --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2004   $      0        $0    $      0          --          --            --       --
                        --------- ---------- --------- -------------- ---------- -------------- -------- --------
                           2005   $      0        $0    $      0                  200,000(9)        --       --
                        --------- ---------- --------- -------------- ---------- -------------- -------- --------

=================================================================================================================

     (1) Salary has been deferred and converted to notes payable as of December 31, 2003.


     (2) Includes non-accountable expenses paid in 2003.


     (3)  Includes 13,500,000 shares of common stock.

     (4)  Salary has been deferred and accrued as of December 31, 2005.

     (5) Includes $4,000 in monthly non-accountable expenses paid by us in 2003, $1,875 monthly paid by us in 2004 and $6,000 monthly paid by us in 2005.

     (6)  Includes 5,250,000 shares of common stock.

     (7) Includes stock options to purchase 1,000,000 shares of common stock at an exercise price of $0.02 as compensation for his services as an officer.

     (8)  Includes 2,250,000 shares of common stock.

     (9) Includes stock options to purchase 200,000 shares of common stock at an an exercise price of $0.055 for accounting services.

COMPENSATION OF DIRECTORS AND OFFICERS

     Our officers and directors do not presently receive any cash compensation from us for their service as officers and/or directors, except for equity in the form of stock options in lieu of cash, at the discretion of our Board of Directors. Our officers and/or directors who are uncompensated full time employees of ours, Messrs. Maslow and Harrod, have previously received a $2,000 to $4,000 per month non-accountable expense allowance from time to time. Mr. Maslow and Mr. Harrod have agreed to accrue their annual salaries.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 23, 2006, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned. Share ownership in each case includes shares issuable upon exercise of options exercisable within 60 days of the date of this Annual Report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934 for purposes of computing the percentage of common stock owned by such person but not for purposes of computing the percentage owned by any other person.


                                                                   Percentage of
                                                  Number of        Outstanding
                                                    Shares            Shares
                                                  Beneficially  Beneficially and
                                                     Owned          Name Owned
                                                  ------------      ------------
Address

Michael Lauer (1)................................. 55,000,000             27.3%
375 Park Avenue, Suite 2006
New York, New York    10152

Marvin Maslow (2) ................................ 24,942,500             12.5%
c/o Manhattan Scientifics, Inc.
405 Lexington Avenue, 32nd Floor
New York, New York 10174

Jack Harrod (3)................................... 11,000,000              5.9%
c/o Manhattan Scientifics, Inc.
405 Lexington Avenue, 32nd Floor
New York, New York 10174

David A. Teich (4)................................  3,875,000              2.1%
Teich, Beim & Moro, P.C.
Two Executive Boulevard, Suite 103
Suffern, New York 10901


Ralph Anderson (5)................................  2,000,000              1.1%
c/o Manhattan Scientifics, Inc.
405 Lexington Avenue, 32nd Floor
New York, New York 10174

All executive officers and directors as a group 41,817,500(2)(3)(4)(5) (4 persons). 20.7%

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

     (2) Includes 11,072,500 shares of Common Stock, options to purchase 12,400,000 shares of Common Stock at a price of $0.05 per share, a warrant to purchase 750,000 shares of Common Stock at a price of $0.10 per share and 720,000 shares of Common Stock owned by Mr. Maslow's wife and son.

     (3) Includes options to purchase 1,000,000 shares of Common Stock at a price of $0.055 per share and 10,000,000 shares of Common Stock.

     (4) Includes of 2,250,000 shares of Common Stock; options that are immediately exercisable to purchase 1,000,000 shares of Common Stock at an exercise price of $0.02 per share; options that are immediately exercisable to purchase 425,000 shares of Common Stock at a price of $0.05 per share; options that are immediately exercisable to purchase 200,000 shares of Common Stock at a price of $0.055 per share.

     (5) Includes 1,000,000 shares of Common Stock and options that are immediately exercisable to purchase 1,000,000 shares of Common Stock at an exercise price of $0.05 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In August 1999, we borrowed $275,000 from Mr. Harrod. The loan bears interest at 5.5% per annum and was due on December 31, 2002. In April of 2004, Mr. Harrod agreed to extend the term of the loan to December 31, 2004. This loan was repaid by the Company in December 2005. We also agreed with Mr. Harrod to convert $500,000 in accrued salaries to a note payable with the same terms as the original $275,000 loan. Interest expense on the loan for the years ended December 31, 2005 and 2004 was approximatly $43,000 and $43,000 respectively. This loan is secured by substantially all of our assets. In the event of default on this loan, Mr. Harrod may foreclose on the collateral provided he receives the written consent of our Board of Directors.

     In August 2001, we borrowed $250,000 from Mr. Maslow. The loan bears interest at 5.5% per annum and was due on December 31, 2002. In April of 2004, Mr. Maslow agreed to extend the term of the loan to December 31, 2004. This loan was repaid by the Company in December 2005. We also agreed with Mr. Maslow to convert $600,000 in accrued salaries to a note payable with the same terms as the original $250,000 loan. Interest expense on the loans for the years ended December 31, 2005 and 2004 was approximatly $46,000 and $46,000 respectively. This loan is secured by substantially all of our assets. In the event of default on this loan, Mr. Maslow may foreclose on the collateral provided he receives the written consent of our Board of Directors.

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

     Bach & Associates, a law firm of which Mr. Bach, our former secretary and our former director, is the sole proprietor, received $105,319 in 2002, $20,000 in 2003, $37,000 in 2004 and $49,000 in 2005 as compensation for legal services rendered to us. In 2003, Mr. Bach also received 1,000,000 shares of our stock valued at $0.04 per share, pursuant to an S-8 registration, in lieu of payment in funds, for additional legal fees owed.

     Teich, Beim & Moro, P.C., an accounting firm in which Mr. Teich, our treasurer and a director, is a principal, received $76,660, $35,000, $70,000 and $40,000 in 2002, 2003,2004 and 2005, respectively, as compensation for accounting services rendered to us.

     Grubman, Indursky and Schindler, P.C., a law firm in which Mr. Schatz, a former director, is a partner, received $10,000 for legal services rendered in 2003. Grubman, Indursky and Schnidler, P.C. did not receive any compensation from the Company in 2004.

     Weisner LLP, an accounting, professional services firm in which Mr. Anderson, a director, is a partner, received 500,000 shares of our common stock in December 2004 as payment for services rendered and $30,000 in 2005 for services rendered.

ITEM 13. EXHIBITS

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

10.8    Agreement with Stanton Crenshaw Communications (1)

10.9    Agreement with Equilink (1)

10.10 Stock Purchase Agreement between Manhattan Scientifics, Inc., Projectavision, Inc., and Lancer Partners, L.P. (3)

10.11   License Option Agreement with Mr. Edward Vanzo (4)

10.12   Manhattan Scientifics, Inc. 2000 Equity Incentive Plan (5)

10.13   2004 Consultant Stock Plan (6)

10.14   Loan Agreement with Oro Valley Associates, LLC (7)

10.16   Manhattan Scientifics 2005 Equity Incentive Plan  (8)

10.15   Warrant Agreement with Oro Valley Associates, LLC (7)

14      Code of Ethics (7)

21.1    List of Subsidiaries (3)

23.1    Consent of AJ Robbins, PC(9)

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

     (6) Incorporated by reference to the registrant's registration statement filed on Form S-8 filed with the Securities and Exchange Commission on November 26, 2004.

     (7) Incorporated by reference to the registrant's Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005.

     (8) Incorporated by reference to the registrant's registration statement filed on Form S-8 filed with the Securities and Exchange Commission on June 8, 2005.


     (9) Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2004 and December 31, 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. "Audit Related Fees" consisted of consulting regarding accounting issues. "All Other Fees" consisted of fees related to the issuance of consents for our S-8 Registration Statements and this Annual Report.



                                       December 31, 2005    December 31, 2004
                                       -----------------    -----------------
(i)             Audit Fees              $51,000              $65,000
(ii)            Audit Related Fees           $0                   $0
(iii)           Tax Fees                     $0                   $0
(iv)            All Other Fees               $0                   $0

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     MANHATTAN SCIENTIFICS, INC.


Dated:       April 4, 2006           By:  /S/ Marvin Maslow
                                          -----------------
                                          Marvin Maslow
                                          President, Chief Executive Officer,
                                          Chairman of the Board


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    Signature                   Title of Capacities                Date
    ---------                   -------------------                ----

/S/ Marvin Maslow               President, Chief Executive         April 4, 2006
-----------------               Officer, Chairman of the Board
Marvin Maslow                   (principal executive officer and
                                principal financial officer)


/S/ David A. Teich              Director, Treasurer                April 4, 2006
------------------
David A. Teich


/S/ Ralph Anderson              Director                           April 4, 2006
------------------
Ralph Anderson