Form 10QSB
period 2006-03-31
MANHATTAN SCIENTIFICS INC
filed 2006-05-15
CIK 1099132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended March 31, 2006

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

The number of shares outstanding of registrant's $0.001 par value common stock, as of the close of business on May 9, 2006: 198,280,357 shares.

Transitional Small Business Disclosure Format: [_] Yes [X] No

                          MANHATTAN SCIENTIFICS, INC.
                    FIRST QUARTER 2006 REPORT ON FORM 10-QSB


                           TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATIONItem 1. Financial Statements

        Unaudited Consolidated Balance Sheets as of
            March 31, 2006 and December 31, 2005                               3

        Unaudited Consolidated Statements of Operations
            For The Three Ended March 31, 2006 and 2005
            And For The Period From July 31, 1992 (Inception)
            Through March 31, 2006                                             4

        Unaudited Consolidated Statements of Cash Flows
           For the Three Months Ended March 31, 2006 and 2005 And For
           The Period From July 31, 1992 (Inception) Through
           March 31, 2006                                                      5

        Notes to Unaudited Consolidated Financial Statements                   6

Item 2. Management's Discussion and Analysis or Plan of Operation             15

Item 3. Controls and Procedures                                               17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           18

Item 3. Defaults Upon Senior Securities                                       18

Item 4. Submission of Matters to a Vote of Security Holders                   18

Item 5. Other Information                                                     18

Item 6. Exhibits                                                              18

Signatures                                                                    19

Exhibits

Certifications

                          PART I - FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
(unaudited)
CONSOLIDATED BALANCE SHEET


ASSETS                                                                             March 31, 2006         December 31, 2005
                                                                                  ------------------     -------------------
Current assets:
Cash and cash equivalents                                                         $         246,000      $          364,000
Prepaid expenses and other assets                                                           103,000                 149,000
                                                                                  ------------------     -------------------

Total current assets                                                                        349,000                 513,000

Property and equipment, net                                                                  42,000                  43,000
Investments                                                                                   2,000                   2,000
Patents, net of accumulated amoritization of $1,522,000                                     558,000                 610,000
Other asset                                                                                   2,000                   2,000
                                                                                  ------------------     -------------------

Total assets                                                                      $         953,000      $        1,170,000
                                                                                  ==================     ===================

LIABILITIES
Current liabilities
Accounts payable and accrued expenses                                             $       1,375,000      $        1,215,000
Accrued interest and expenses - related parties                                             200,000                 255,000
Notes payable to officers                                                                 1,100,000               1,100,000
Notes payable - other                                                                       222,000                 262,000
                                                                                  ------------------     -------------------

Total current liabilities                                                                 2,897,000               2,832,000
                                                                                  ------------------     -------------------

Commitments and Contingencies:

CAPITAL DEFICIT
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525
shares; issued and outstanding - none                                                             -                       -
Series B convertible,  authorized 250,000 shares; 49,999 shares issued and
outstanding                                                                                       -                       -
Series C convertible, redeemable, authorized 14,000 shares;
issued and outstanding - none                                                                     -                       -
Common, authorized 250,000,000 shares, 185,280,357 and 183,830,033
   shares issued and outstanding                                                            185,000                 183,000
Additional paid-in-capital                                                               44,026,000              43,948,000
Deficit accumulated during the development stage                                        (46,155,000)            (45,793,000)
                                                                                  ------------------     -------------------

Total capital deficit                                                                    (1,944,000)             (1,662,000)
                                                                                  ------------------     -------------------

                                                                                  $         953,000      $        1,170,000
                                                                                  ==================     ===================

See notes to unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
(unaudited)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                FOR THE
                                                                                                              PERIOD FROM
                                                                     FOR THE THREE MONTHS ENDED              JULY 31, 1992
                                                                               MARCH 31,                      (INCEPTION)
                                                             ------------------------------------------        THROUGH
                                                                    2006                   2005            March 31, 2006
                                                             -------------------- ---------------------    -----------------

Revenue                                                      $                 -  $                  -     $        856,000

Operating costs and expenses:
General and administrative                                               337,000               456,000           38,122,000
Research and development                                                  55,000                54,000            8,446,000
Impairment charge of certain patents                                           -                     -              189,000
                                                             -------------------- ---------------------    -----------------

Total operating costs and expenses                                       392,000               510,000           46,757,000
                                                             -------------------- ---------------------    -----------------

Loss from operations before other income and expenses                   (392,000)             (510,000)         (45,901,000)

Other income and expenses:
Gain from sale of equity interest                                              -                     -              885,000
 Gain on settlement of NMXS.com option                                    50,000                     -               50,000
 Proceeds from sale of NMXS.com common stock                                   -                     -              393,000
 Gain from sale of Novint Technologies Inc.                                    -               432,000            1,194,000
 Gain on issuance of investor common stock                                     -                     -              531,000
 Contract revenue                                                              -                     -            3,741,000
 Interest and other expenses                                             (22,000)              (26,000)            (963,000)
 Interest income                                                           2,000                     -              174,000
 Equity in losses of investees                                                 -                     -           (1,243,000)
 Gain / (Loss) on disposal of equipment                                         -                     -              (11,000)
                                                             -------------------- ---------------------    -----------------

NET LOSS                                                     $          (362,000) $           (104,000)       $ (41,150,000)
                                                             ==================== =====================    =================


BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares
outstanding                                                          184,027,025           178,493,497
                                                             ==================== =====================

Basic and diluted loss per common share                      $             (0.00) $              (0.00)
                                                             ==================== =====================


           See notes to unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
(unaudited)
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                          FOR THE
                                                                                                        PERIOD FROM
                                                                            FOR THE THREE MONTHS ENDED  JULY 31, 1992
                                                                                   March 31,             (INCEPTION)
                                                                          ----------------------------     THROUGH
                                                                              2006          2005       March 31, 2006
                                                                          ---------------------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $ (362,000)  $    (104,000)    (41,150,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Gain on sale of investments                                                      -        (432,000)     (1,587,000)
  Gain on settlement of NMXS.com option                                      (50,000)              -         (50,000)
  Gain from sale of equity interest in Horizon                                     -               -        (885,000)
  Gain on issuance of investee common stock                                        -               -        (531,000)
  Common stock issued for services                                            35,000          54,000       6,280,000
  Preferred stock issued for services                                              -               -         598,000
  Stock options issued for services                                                -               -       9,841,000
  Cashless stock option exercise                                                   -               -         126,000
  Warrants issued for services                                                     -               -       2,556,000
  Convertible note issued for services                                         5,000               -          97,000
  Financing costs payable with common stock                                        -               -         191,000
  Loss of equity invested                                                          -               -       1,207,000
  Amortization of technology license                                               -               -         537,000
  Amortization of patents                                                     52,000          52,000       1,522,000
  Loss on disposal of equipment                                                    -               -          26,000
  Impairment charge of certain patents                                             -               -         189,000
  Depreciation                                                                 1,000               -       1,123,000
Changes in:
    Prepaid expenses and other assets                                         46,000          51,000          99,000
    Accounts payable and accrued expenses                                    160,000          22,000       2,869,000
    Accrued interest and expenses - related parties                          (55,000)              -         200,000
                                                                            -------------------------  --------------
Net cash (used in) operating activities;                                    (168,000)       (357,000)    (16,742,000)
                                                                            -------------------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment                                                              -               -        (432,000)
Purchase of investment                                                             -               -        (100,000)
Proceeds from sale of equipment                                                    -               -          18,000
Proceeds from sale of equity interest                                              -               -         885,000
Proceeds from settlement of NMXS.com option                                   50,000               -          50,000
Proceeds received from sale of investment                                          -         432,000       1,624,000
                                                                            -------------------------  --------------
Net cash provided by (used in) investing activities                           50,000         432,000       2,045,000
                                                                            -------------------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                                                         -               -        (100,000)
Proceeds from note payable to stockholders                                         -               -       2,374,000
Proceeds from note payable - other                                                 -           2,000         634,000
Repayment of note payable - other                                                  -               -        (435,000)
Repayment of note payable to officers                                              -               -        (525,000)
Net proceeds from issuance of preferred stock                                      -               -       3,569,000
Net proceeds from issuance of common stock                                         -               -       9,571,000
Loan repayment to preferred stockholder                                            -               -        (148,000)
Capital lease payments                                                             -               -         (13,000)
Security deposit paid and returned                                                 -               -          16,000
                                                                            -------------------------  --------------
Net cash provided by financing activities                                          -           2,000      14,943,000
                                                                            -------------------------  --------------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (118,000)         77,000         246,000
Cash and cash equivalents, beginning of period                               364,000         116,000               -
                                                                            -------------------------  --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 246,000    $   193,000   $     246,000
                                                                            =========================  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                               $ 60,000     $         -   $     177,000
                                                                            =========================  ==============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets contributed to the company in exchange for
Series A preferred stock                                                           -               -          45,000
Issuance of 14,391,627 common shares to acquire intangible assets                  -               -          15,000
Special distribution of 14,391,627 shares of common stock to
stockholder in settlement of stockholder advances                                  -               -         376,000
Issuance of 7,200,000 common shares to acquire intangible assets                   -               -       1,440,000
Issuance of Series A preferred stock and warrants in settlement
of note payable and accrued interest                                               -               -       1,830,000
Issuance of 1,000,000 common shares to acquire intangible assets                   -               -       1,000,000
Issuance of 100,000 common shares to acquire furniture and fixturs                 -               -          49,000
Issuance of 78,000 common shares in satisfaction of accrued expenes                -               -          15,000
Issuance of 10,500 shares to acquire furniture and fixtures                        -               -          40,000
Issuance of 1,400,00 of common shares to acquire Teneo Computing                   -               -         785,000
Issuance of 1,000,000 of common shares to purchase 42% of Novint
Technologies                                                                       -               -         561,000
Issuance of 641,274 shares of common stock in settlement of note payable           -          48,000          48,000
Issuance of 3,180,552 common shares in satisfaction of accrued expenses            -               -         159,000
Issuance of 1,277,685 common shares in satisfaction of accrued expenses            -               -          83,000
Issuance of 795,324 of common shares in settlement of note payable and interest    -          45,000          45,000

           See notes to unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(A Development Stage Enterprise)


NOTE A - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-KSB for the period ended December 31, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.


NOTE B - GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at March 31, 2006, had an accumulated deficit of $46,155,000. For the three months ended March 31, 2006, the Company sustained a net loss of $362,000. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

[1] PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

[2] PROPERTY AND EQUIPMENT

Property and equipment consists of Artwork ($37,000) and office equipment ($9,000) and is recorded at cost less accumulated depreciation. Depreciation is provided for office equipment on the straight-line method over the estimated useful lives of the assets, generally three years. Total depreciation expense was $1,000 for the three months ended March 31, 2006. As of March 31, 2006, accumulated depreciation was $4,000.

MANHATTAN SCIENTIFICS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(A Development Stage Enterprise)


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (CONTINUED)

[3] INTANGIBLE ASSETS:

Patents are recorded at cost. Amortization is charged against results of operations using the straight-line method over the estimated economic useful life. Patents related to the mid-range fuel cell and the micro fuel cell technologies are estimated to have an economic useful life of 10 years. Amortization expenses were $52,000 for each of the three month periods ended March 31, 2006 and 2005 and $1,522,000 for the period from July 31, 1992 (inception) through March 31, 2006.

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

[6] ADVERTISING EXPENSES:

The Company expenses advertising costs, which consist primarily of promotional items and print media, as incurred. Advertising expenses amounted to $0, $0, and $84,000 for the three months ended March 31, 2006 and 2005 and for the cumulative period July 31, 1992 (inception) through March 31, 2006.

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(A Development Stage Enterprise)


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (CONTINUED)

[8] INVESTMENTS:

The Company records its investment in Novint Technologies, Inc. ("Novint") at cost and uses the equity method of accounting to record its proportionate share of Novint's net income or loss. During 2003, the Company recorded an impairment of the investment to $0 due to Novint's inactivity. Subsequently, during 2004, Novint issued common stock pursuant to a private placement, as a result, the Company has recorded a gain on issuance of investee common stock of $531,000. In addition for the year ended December 31, 2004, the Company has recorded an equity in loss of investee of $492,000, representing the Company's share of Novint's current losses. The loss exceeded the Company's basis in Novint during the year ended December 31, 2004 and the investment balance is carried at $0. The Company will continue to account for its investment under the equity method of accounting, however, it will record its proportionate share of revenue only after it has recovered all losses in excess of its basis. During the three months ended March 31, 2005, the Company sold certain shares in Novint and has recorded a gain on sale of those shares of $432,000. As of March 31, 2006, the Company owned 2,061,410 shares of Novint common stock or 12%. The Company continues to account for its investment in Novint using the equity method since the Company exercises significant influence over Novint.

In October of 2002 the Company's ownership interest in NMXS.Com Inc. fell below 20% and as a result the Company discontinued the equity method of accounting. The Company has divested itself of all NMXS.Com, Inc. common stock and as of December 31, 2003 the Company no longer has any direct investment in NMXS.Com, Inc.

In 2004, the Company commenced an action against NMXS.Com, Inc. and its CEO based on their failure to honor the exercise of certain warrants. In March 2006, the Company received $50,000 as settlement to the litigation with the NMSX.COM, Inc.

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

In April 2003, the Company entered into a nonexclusive license agreement with a third party for rights to its mid-range fuel cell technology. The Company received $300,000 upon signing of the agreement and is entitled to receive an additional $200,000 upon commercial launch (as defined) by the third party. To date, the licensee has not commenced it's commercial launch.

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(A Development Stage Enterprise)


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

[11] STOCK-BASED COMPENSATION:

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment ("SFAS No. 123R"), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No.
123. Prior to the adoption of SFAS No. 123R, the Company accounted for their stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

The Company did not recognize any share-based compensation expense as a result of adopting SFAS No. 123R for the three months ended March 31, 2006, and as a result, there was no impact on the Company's basic and diluted earnings per share.

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if we had accounted for our employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option's vesting period. There is no pro forma expense to recognize during the three months ended March 31, 2005.

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(A Development Stage Enterprise)


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (CONTINUED)

[14] CONCENTRATION OF CREDIT RISK:

The Company maintains all cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

[15] RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.
Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company has adopted SFAS 123(R) and believes that it could have an impact to the Company's overall results of operations depending on the number of stock options granted in a given year.

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders' election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not believe the adoption of SFAS No. 155 will have any impact on the Company's financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for the first fiscal year beginning after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have any impact on the Company's financial position or results of operations.

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS No. 154 requires the retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or cumulative effect of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have a material effect on the Company's financial position, results of operations or cash flows.

MANHATTAN SCIENTIFICS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(A Development Stage Enterprise)


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (CONTINUED)

In  December  2004,  the FASB issued SFAS No.  153,  "Exchanges  of  nonmonetary
Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured asset not the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No. 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No. 153 shall be applied prospectively. The adoption of SFAS 153 did not have a significant impact to the Company's overall results of operations or financial position.

MANHATTAN SCIENTIFICS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(A Development Stage Enterprise)


NOTE D - INVESTMENTS IN NOVINT

At March 31, 2006, the Company owns approximately 12% of Novint. The following is a summary of financial data regarding financial position and results of operations derived from the March 31, 2006 financial statements of Novint as of March 31, 2006.


         Current assets (including cash  $61,054)              $    100,343
                                                               ------------
         Property and equipment, net                                 39,278
         Other assets                                               148,650
                                                               ------------
                                                               $    288,271
                                                               ============
         Liabilities                                           $  1,300,283
         Deficit                                                 (1,012,012)
                                                               ------------
                                                               $    288,271
                                                               ============
         Revenue                                               $     38,781
         Net/Loss                                              $ (1,244,681)
                                                               ============

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(A Development Stage Enterprise)


NOTE E - BASIC AND DILUTED LOSS PER SHARE

Basic and diluted net loss per common share is presented in accordance with SFAS 128, "Earnings Per Share". Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the applicable reporting periods. The Company's computation of dilutive net loss per share for the three months ended March 31, 2006 and 2005 does not assume any exercise of options or warrants or shares issuable upon conversion of the series B preferred stock, respectively, as their effect is antidilutive.

NOTE F - NOTES PAYABLE - OFFICER

In August 1999, the Company borrowed $275,000 from the Chief Operating Officer. The loan bears interest at 5.5% per annum and is due the earlier of 18 months from the date of a private placement raising at least $1,500,000 or agreed to extend the term of the loan to December 31, 2004. The Company and the Chief Operating Officer also agreed to convert $500,000 in accrued salaries to a note payable with the same terms as the original $275,000 loan. Interest expense for the three months ended March 31, 2006 and 2005 was approximately $7,000 and $11,000 respectively. This loan is secured by substantially all of the assets of the Company. In the event of default on this loan, the Company's Chief Operating Officer may foreclose on the collateral provided he receives written consent of the Company's Board of Directors.

In August 2001, the Company borrowed $250,000 from the Chief Executive Officer. The loan bears interest at 5.5% per annum was due December 31, 2002. In April of 2004 the Company and the Chief Executive Officer agreed to extend the term of the loan to December 31, 2004. The Company and the Chief Executive Officer also agreed to convert $600,000 in accrued salaries to a note payable with the same terms as the original $250,000 loan. Interest expense for the three months ended March 31, 2006 and 2005 was approximately $8,000 and $12,000 respectively. This loan is secured by substantially all of the assets and the Company. In the event of default on this loan, the Company's Chief Executive Officer may foreclose on the collateral provided he receives written consent of the Company's Board of Directors.

In December 2005, the Company repaid $275,000 and $250,000 which was borrowed from the Chief Operating Officer and Chief Executive Officer, respectively. In addition, the Company paid accrued interest of $97,000 to the Chief Operating Officer in December and $60,000 to the Chief Executive Officer in January 2006.


NOTE G - NOTES PAYABLE - OTHER

During 2004 the Company issued a number of convertible promissory notes totaling $91,000 for services performed. The notes have a one year maturity date, are non-interest bearing and upon maturity will convert into shares of the Company's common stock at the then current per share price, unless the Company prepays the outstanding amount. In December 2004, the Company issued 641,274 shares of its common stock on the conversion of one of the notes. The remaining balance of these notes were $43,000 as of December 31, 2004. During 2005, the Company issued $19,000 of additional convertible notes to the same third party under the same terms. In February 2006, the Company issued 795,324 shares of its common stock on the conversion of the notes for $43,000 and interest of $2,000. During the three months ended March 31, 2006 the Company issued a $3,000 convertible note to the same third party. As of March 31, 2006, the Company owed $22,000 under these notes.

In November 2004, the Company obtained a loan from a third party in the amount of $200,000. The loan bears interest at a rate of 8% per annum and matures in November of 2006. The Company prepaid the two years of interest using its shares of Novint Technologies, Inc. The loan is collateralized by 500,000 shares of Novint Technologies, Inc. shares. In addition, the Company issued a warrant to purchase 4,000,000 shares of its common stock on a cashless basis with a $0.05 cent strike price expiring November 8, 2008. The warrant was valued at $224,000 using the Black Scholes pricing model, with volatility of 108% and a risk free interest rate of 4.5%. The market price of the common stock on the date of the grant was $0.071. The value of the warrant is being amortized over the life of the note. Amortization of the value of the warrants amounted to $28,000 for the three months ended March 31, 2006 and 2005, respectively.

MANHATTAN SCIENTIFICS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(A Development Stage Enterprise)


NOTE H - CAPITAL TRANSACTIONS

In February 2006, the Company issued 505,000 shares for services rendered valued at $.051 per share or $26,000. In February 2006, the Company issued 795,324 shares in satisfaction of note payable of $43,000 and interest of $2,000. In March the Company issued 150,000 shares for services rendered valued at $.058 per share or $9,000.

NOTE I - RELATED PARTY TANSACTIONS

The accounting firm of one of our directors received approximately $10,000 and $23,000 of compensation for accounting services rendered to the Company during each of the three months ended March 31, 2006 and 2005, respectively. In addition, the accounting firm received 100,000 shares of Novint Technologies, Inc. common stock valued at $66,000 as payment for services previously rendered during 2004.

The legal firm of one of the Company's former directors received approximately $8,000 and $35,000 of compensation for legal services rendered to the Company during the three months ended March 31, 2006 and 2005, respectively.

The accounting firm of one of our directors received approximately $8,000 of compensation for accounting services rendered to the company during the three months ended March 31, 2006.

NOTE - J SUBSEQUENT EVENTS

In May 2006, the Company issued 13,000,000 shares of common stock to its board of directors for services performed as directors of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes appearing elsewhere in this Form 10-QSB.

OVERVIEW

In January 1998, Manhattan Scientifics, Inc. then a non-operating public corporation with nominal net assets acquired all of the outstanding common stock of Tamarack Storage Devices, Inc. by issuing 44 million shares of its common stock including approximately 43,120,000 shares issued to Projectavision, a public company which gave the stockholders of Tamarack actual control of the combined company. In addition, Manhattan Scientifics, Inc. issued 182,525 shares Series A preferred stock and a warrant to purchase 750,000 shares of its common stock at an exercise price of 10 cents per share in exchange for a note payable of $1.5 million plus accrued interest of $330,000 due to Projectavision from Tamarack. In connection with the legal form of this transaction, Tamarack became a wholly-owned subsidiary of Manhattan Scientifics, Inc. For accounting purposes, the acquisition was treated as a recapitalization of Tamarack rather than a business combination. Tamarack as the accounting acquirer of the public shell did not record goodwill or any other intangible asset for this "Reverse Acquisition". The historical financial statements are those of Tamarack. Tamarack, a development stage enterprise, was a Texas corporation formed in July 1992. Since inception, Tamarack was involved in the research and development of products based on holographic data storage technology. Tamarack is no longer an operating entity. Loss per share has been restated for all periods prior to the acquisition to include the number of equivalent shares received by Tamarack's stockholders in the Reverse Acquisition.

Since the reverse merger we have been acquiring and licensing technologies, directing, supervising and coordinating our research and development efforts, raising capital, and initiating commercialization activities and dialogue with potential customers.

As of March 31, 2006, we had an accumulated loss since inception, 1992, of $41,150,000. Included in this accumulated loss are charges amounting to approximately $20,016,000 relating to the issuance of equity instruments for services and approximately $6,700,000 from Tamarack prior to our acquisition of Tamarack. We expect operating losses to continue for the foreseeable future because we will be continuing to fund research and development efforts as well as general and administrative expenses, although the commercialization process has begun on three of the Company's four technology investments.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2006 TO THREE MONTHS ENDED MARCH 31, 2005.

NET LOSS. We reported a net loss of $362,000, or $0.00 per common share, basic and diluted, for the three months ended March 31, 2006 versus a net loss of $104,000, or $0.00 per common share, basic and diluted, for the three months ended March 31, 2005. The increase in the loss of $258,000 or 248% resulted from not selling any Novint Technologies, Inc. common stock, which we sold 788,000 shares for $432,000 during the three months ended March 31, 2005.

REVENUES. We had no revenues for the three months ended March 31, 2006 and 2005.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the three months ended March 31, 2006 totaled $392,000, a decrease of $118,000, or 23% versus costs and expenses of $510,000 for the three months ended March 31, 2005. These costs and expenses are detailed below.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $337,000 for the three months ended March 31, 2006 which consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $456,000 for the three months ended March 31, 2005. This decrease of $119,000, or 26% is a result of the fact that, in 2005 we recorded charges for the issuance of stock for services, and in the fiscal 2006 period, we issued less stock for services. In addition, the Company incurred a decrease of legal fees of approximately $108,000 in 2006. We anticipate no significant change in general and administrative expenses in the near future.

RESEARCH AND DEVELOPMENT. Research and development expenses were $55,000 for the three months ended March 31, 2006, which consisted of amortization of patents and contract research services. Research and development expenses amounted to $54,000 for the three months ended March 31, 2005.

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

Stockholders' equity totaled a deficit of $1,944,000 on March 31, 2006 and the working capital was a deficit of $2,548,000 on such date.

We do not expect any significant change in the total number of employees in the near future. We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next 12 months, although we have no agreements regarding any such technologies as of the date of this Report.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of March 31, 2006 we had $246,000 in cash. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, borrowing as appropriate, and our cash on hand. However, we do not know if those resources will be adequate to cover our capital requirements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.
Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has adopted SFAS 123(R) and believes that it could have an impact to the Company's overall results of operations depending on the number of stock options granted in a given year.

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders' election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not believe the adoption of SFAS No. 155 will have any impact on the Company's financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for the first fiscal year beginning after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have any impact on the Company's financial position or results of operations.

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS No. 154 requires the retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or cumulative effect of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have a material effect on the Company's financial position, results of operations or cash flows.

In  December  2004,  the FASB issued SFAS No.  153,  "Exchanges  of  nonmonetary
Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured asset not the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No. 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No. 153 shall be applied prospectively. The adoption of SFAS 153 did not have a significant impact to the Company's overall results of operations or financial position.

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

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 2, 2006, the Company issued 795,324 shares to Energy Related Devices for repayment of a note and interest with a total value of $45,334. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On February 2, 2006, the Company issued 25,000 to Thea Fenner for administrative services with a total value of $1,275. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On  February  2,  2006,   the  Company   issued   20,000  to  Janis  Levine  for
administrative services with a total value of $1,020. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On February 2, 2006, the Company issued 100,000 to Gayle Pomerantz for administrative services with a total value of $5,100. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On February 2, 2006, the Company issued 10,000 to Coleen Reinknect for administrative services with a total value of $510. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.


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

Manhattan Scientifics, Inc., a Delaware corporation

Date: May 15, 2006                         /s/ Marvin Maslow
                                           -----------------
                                           Marvin Maslow,
                                           Chief Executive Officer and Principal
                                           Financial Officer