Form 10QSB/A
period 2006-03-31
MANHATTAN SCIENTIFICS INC
filed 2006-05-16
CIK 1099132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [_] No

The number of shares outstanding of registrant's $0.001 par value common stock, as of the close of business on May 9, 2006: 198,280,357 shares.

Transitional Small Business Disclosure Format: [_] Yes [X] No

The Form 10-KSB of Manhattan Scientifics, Inc. for quarter ended March 31, 2006 is hereby amended to include an updated certification, attached hereto as
Exhibit 32.1.




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