Form 10QSB
period 2006-06-30
MANHATTAN SCIENTIFICS INC
filed 2006-08-14
CIK 1099132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2006

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          N/A         to            N/A

                        Commission File Number: 000-28411

                          Manhattan Scientifics, Inc.
                          ---------------------------
       (Exact name of small business issuer as specified in its charter)

             Delaware                                   85-0460639
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule Of the Exchange Act) [_] Yes [X] No

The number of shares outstanding of registrant's $0.001 par value common stock, as of the close of business on August 7, 2006: 200,049,577 shares.

Transitional Small Business Disclosure Format: [_] Yes [X] No

                          MANHATTAN SCIENTIFICS, INC.
                    2ND QUARTER 2006 REPORT ON FORM 10-QSB


                           TABLE OF CONTENTS
                                                                           PAGE
                                                                           ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Unaudited Consolidated Balance Sheets as of
            June 30, 2006 and December 31, 2005                               3

        Unaudited Consolidated Statements of Operations
            For The Three and Six Months Ended June 30, 2006 and 2005
            And For The Period From July 31, 1992 (Inception)
            Through June 30, 2006                                             4

        Unaudited Consolidated Statements of Cash Flows
           For the Six Months Ended June 30, 2006 and 2005 And For
           The Period From July 31, 1992 (Inception) Through
           June 30, 2006                                                      5

        Notes to Unaudited Consolidated Financial Statements                  6

Item 2. Management's Discussion and Analysis or Plan of Operation            17

Item 3. Controls and Procedures                                              21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          21

Item 3. Defaults Upon Senior Securities                                      21

Item 4. Submission of Matters to a Vote of Security Holders                  21

Item 5. Other Information                                                    21

Item 6. Exhibits                                                             22

Signatures                                                                   23

Exhibits

Certifications

                         PART I - FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
(unaudited)
CONSOLIDATED BALANCE SHEETS


ASSETS                                                                              June 30, 2006        December 31, 2005
                                                                                  ------------------     -------------------
Current assets:
Cash and cash equivalents                                                         $         201,000      $          364,000
Prepaid expenses and other assets                                                            58,000                 149,000
                                                                                  ------------------     -------------------

Total current assets                                                                        259,000                 513,000

Property and equipment, net                                                                  41,000                  43,000
Investments                                                                                   2,000                   2,000
Patents, net of accumulated amortization of $1,574,000                                      506,000                 610,000
Other asset                                                                                   2,000                   2,000
                                                                                  ------------------     -------------------

Total assets                                                                      $        810,000       $        1,170,000
                                                                                  ==================     ===================

LIABILITIES
Current liabilities
Accounts payable and accrued expenses                                             $       1,432,000             $ 1,215,000
Accrued interest and expenses - related parties                                             279,000                 255,000
Notes payable to officers                                                                 1,100,000               1,100,000
Notes payable - other                                                                       222,000                 262,000
                                                                                  ------------------     -------------------

Total current liabilities                                                                 3,033,000               2,832,000
                                                                                  ------------------     -------------------

Commitments and Contingencies:

CAPITAL DEFICIT
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525
shares; issued and outstanding - none                                                             -                       -
Series B convertible,  authorized 250,000 shares; 49,999 shares issued and
outstanding                                                                                       -                       -
Series C convertible, redeemable, authorized 14,000 shares;
issued and outstanding - none                                                                     -                       -
Common, authorized 250,000,000 shares, 198,280,357 and 183,830,033 shares
    issued, and outstanding                                                                 198,000                 183,000
Additional paid-in-capital                                                               44,793,000              43,948,000
Deficit accumulated during the development stage                                        (47,214,000)            (45,793,000)
                                                                                  ------------------     -------------------

Total capital deficit                                                                    (2,223,000)             (1,662,000)
                                                                                  ------------------     -------------------

                                                                                  $         810,000      $        1,170,000
                                                                                  ==================     ===================


            See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                                                                                                    PERIOD FROM
                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED            JULY 31, 1992
                                                         JUNE 30                              JUNE 30              (INCEPTION)
                                                 -------------------------------      -------------------------       THROUGH
                                                    2006            2005               2006            2005        JUNE 30, 2006
                                                 -------------------------------      -------------------------    -------------

Revenues                                        $           -     $           -      $          -   $        -    $     856,000

Operating costs and expenses:
General and administrative                            989,000           386,000         1,326,000      842,000       39,111,000
Research and development                               53,000            55,000           108,000      109,000        8,499,000
Impairment charge of certain patents                        -                 -                 -            -          189,000
                                                -------------------------------      -------------------------    -------------

Total operating costs and expenses                  1,042,000           441,000         1,434,000      951,000       47,799,000
                                                -------------------------------      -------------------------    -------------

Loss from operations before other income and       (1,042,000)         (441,000)       (1,434,000)    (951,000)     (46,943,000)

Other income and expenses:
     Gain from sale of equity interest                      -                 -                 -            -          885,000
     Gain on settlement of NMXS.com option                  -                 -           50 ,000            -           50,000
     Proceeds from sale of NMXS.com Common Stock            -                 -                 -            -          393,000
     Gain from sale of Novint Technologies
       Inc. common stock                                    -            98,000                 -      530,000        1,194,000
     Gain on issuance of investee common stock              -                 -                 -            -          531,000
     Contract revenue                                       -                 -                 -            -        3,741,000
     Interest and other expenses                      (18,000)          (26,000)          (41,000)     (52,000)        (981,000)
     Interest income                                    2,000                 -             4,000            -          176,000
     Equity in losses of investees                          -                 -                 -            -       (1,243,000)
     Gain/(loss) on disposal of equipment                   -                 -                 -            -          (11,000)
                                                -------------------------------      -------------------------    -------------

NET LOSS                                        $  (1,058,000)    $    (369,000)     $ (1,421,000)  $ (473,000)   $ (42,208,000)
                                                ===============================      =========================    =============


BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares
outstanding                                       193,423,214       179,976,264       189,044,930  179,081,472
                                                ===============================      =========================

Basic and diluted loss per share                        (0.01)            (0.00)            (0.01)       (0.00)
                                                ===============================      =========================



            See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
(unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         PERIOD FROM
                                                                                  SIX MONTHS ENDED       JULY 31, 1992
                                                                                     June 30,            (INCEPTION)
                                                                            -------------------------     THROUGH
                                                                                2006           2005     June 30, 2006
                                                                            --------------------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $(1,421,000)     (473,000) $ (42,208,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Gain on sale of investments                                                         -      (530,000)    (1,587,000)
  Gain on settlement of NMXS.com option                                         (50,000)            -        (50,000)
  Gain from sale of equity interest in Horizon                                        -             -       (885,000)
  Gain on issuance of investee common stock                                           -             -       (531,000)
  Common stock issued for services                                              815,000       213,000      7,060,000
  Preferred stock issued for services                                                 -                      598,000
  Stock options granted for services                                                  -        44,000      9,841,000
  Cashless stock option exercise                                                      -             -        126,000
  Warrants granted for services                                                       -             -      2,556,000
  Convertible note issued for services                                            5,000             -         97,000
  Financing costs payable with common stock                                           -             -        191,000
  Loss of equity invested                                                             -             -      1,207,000
  Amortization of technology license                                                  -             -        537,000
  Amortization of patents                                                       104,000       104,000      1,574,000
  Loss on disposal of equipment                                                       -             -         26,000
  Impairment charge of certain patents                                                -             -        189,000
  Depreciation                                                                    2,000         2,000      1,124,000
  Changes in:
Prepaid expenses and other assets                                                91,000       125,000        144,000
Accounts payable and accrued expenses                                           217,000         4,000      2,925,000
Accrued interest and expenses - related parties                                  24,000        45,000        279,000
                                                                            --------------------------  -------------

Net cash (used in) operating activities;                                       (213,000)     (466,000)   (16,787,000)
                                                                            --------------------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of equipment                                                               -             -       (432,000)
  Purchase of investment                                                              -             -       (100,000)
  Proceeds from sale of equipment                                                     -             -         18,000
  Proceeds from sale of equity interest                                               -             -        885,000
  Proceeds from settlement of NMSX.com option                                    50,000             -         50,000
  Proceeds received from sale of investment                                           -       530,000      1,624,000
                                                                            --------------------------  -------------

Net cash provided by investing activities                                        50,000       530,000      2,045,000
                                                                            --------------------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                                                          -             -       (100,000)
  Proceeds from notes payable to stockholders                                         -             -      2,374,000
  Proceeds from notes payable - other                                                 -         5,000        634,000
  Repayment of notes payable - other                                                  -             -       (435,000)
  Repayment of notes payable to officers                                              -             -       (525,000)
  Net proceeds from issuance of preferred stock                                       -             -      3,569,000
  Net proceeds from issuance of common stock                                          -             -      9,571,000
  Loan repayment to preferred stockholder                                             -             -       (148,000)
  Capital lease payments                                                              -             -        (13,000)
  Security deposit paid and returned                                                  -             -         16,000
                                                                            --------------------------  -------------

Net cash provided by financing activities                                             -         5,000     14,943,000
                                                                            --------------------------  -------------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (163,000)       69,000        201,000
Cash and cash equivalents, beginning of period                                  364,000       116,000              -
                                                                            -------------------------- -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $   201,000      $185,000  $     201,000
                                                                            ========================== ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                               $    60,000      $      -  $     181,000
                                                                            ========================== ==============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
Fixed assets contributed to the company in exchange for
Series A preferred stock                                                              -             -         45,000
Issuance of 14,391,627 common shares to acquire
intangible assets                                                                     -             -         15,000
Special distribution of 14,391,627 shares of common
stock to stockholder in settlement of stockholder
advances                                                                              -             -        376,000
Issuance of 7,200,000 common shares to acquire
intangible assets                                                                     -             -      1,440,000
Issuance of Series A preferred stock and warrants in
settlement of note payable and accrued interest                                       -             -      1,830,000
Issuance of 1,000,000 common shares to acquire
intangible assets                                                                     -             -      1,000,000
Issuance of 100,000 common shares to acquire
furniture and fixtures                                                                -             -         49,000
Issuance of 78,000 common shares in satisfaction of
accrued expenses                                                                      -             -         15,000
Issuance of 10,500 shares to acquire furniture
and fixtures                                                                          -             -         40,000
Issuance of 1,400,00 of common shares to acquire
Teneo Computing                                                                       -             -        785,000
Issuance of 1,000,000 of common shares to purchase
42% of Novint Technologies                                                            -             -        561,000
Issuance of 200,000 shares of common stock in
connection with the conversion of Series B
preferred shares                                                                      -             -
Issuance of 641,274 shares of common stock in
settlement of note payable                                                            -        48,000         48,000
Issuance of 3,180,552 common shares in
satisfaction of accrued expenses                                                      -             -        159,000
Issuance of 1,277,685 common shares in
satisfaction of accrued expenses                                                      -             -         83,000
Issuance of 795,324 of common shares in
settlement of note payable                                                       45,000             -         45,000


            See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(A Development Stage Enterprise)


NOTE A - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes there to included on Form 10-KSB for the period ended December 31, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.


NOTE B - GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at June 30, 2006, had an accumulated deficit of $47,214,000. For the six months ended June 30, 2006, the Company sustained a net loss of $1,421,000. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. The Company is in discussion with an investment banker to explore potential China opportunities for the Novars Technology and the possibility of raising capital for the Company.

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

[2] PROPERTY AND EQUIPMENT

Property and equipment consists of Artwork ($37,000) and office equipment ($9,000) and is recorded at cost less accumulated depreciation. Depreciation is provided for office equipment on the straight-line method over the estimated useful lives of the assets, generally three years. Depreciation expense was $2,000 for each of the six months ended June 30, 2006 and 2005. As of June 30, 2006, accumulated depreciation was $5,000.

[3] INTANGIBLE ASSETS:

Patents are recorded at cost. Amortization is charged against results of operations using the straight-line method over the estimated economic useful life. Patents related to the mid-range fuel cell and the micro fuel cell technologies are estimated to have an economic useful life of 10 years. Amortization expenses was $104,000 for each of the six months ended June 30, 2006 and 2005 and $1,574,000 for the period from July 31, 1992 (inception) through June 30, 2006.

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(A Development Stage Enterprise)


NOTE C - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS
(CONTINUED)


[6] ADVERTISING EXPENSES:

The Company expenses advertising costs which consist primarily of promotional items and print media, as incurred. Advertising expenses amounted to $0, $0, and $84,000 for each of the six months ended June 30, 2006 and 2005 and for the cumulative period July 31, 1992 (inception) through June 30, 2006.

[7] USE OF ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A significant estimate includes the carrying value of the Company's patents. Actual results could differ from the estimates.

[8] INVESTMENTS:

The Company records its investment in Novint Technologies, Inc. ("Novint") at cost and uses the equity method of accounting to record its proportionate share of Novint's net income or loss. During 2003, the Company recorded an impairment of the investment to $0 due to Novint's inactivity. Subsequently, during 2004, Novint issued common stock pursuant to a private placement, as a result, the Company has recorded a gain on issuance of investee common stock of $531,000. In addition for the year ended December 31, 2004, the Company has recorded an equity in loss of investee of $492,000, representing the Company's share of Novint's losses for 2004. The loss exceeded the Company's basis in Novint during the year ended December 31, 2004 and the investment balance is carried at $0. The Company will continue to account for its investment under the equity method of accounting, however, it will record its proportionate share of revenue only after it has recovered all losses in excess of its basis. During the six months ended June 30, 2005, the Company sold certain shares in Novint and has recorded a gain on sale of those shares of $530,000. As of June 30, 2006, the Company owned 2,061,410 shares of Novint common stock or 12%. Novint's common stock began trading on the OTCBB market in June 2006. The Company continues to account for its investment in Novint using the equity method since the Company exercises significant influence over Novint.

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

[11] STOCK-BASED COMPENSATION:

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment ("SFAS No. 123R"), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No.
123. Prior to the adoption of SFAS No. 123R, the Company accounted for their stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

The Company did not recognize any share-based compensation expense as a result of adopting SFAS No. 123R for the six months ended June 30, 2006, and as a result, there was no impact on the Company's basic and diluted earnings per share.

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if we had accounted for our employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of

MANHATTAN SCIENTIFICS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(A Development Stage Enterprise)


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (CONTINUED)


[11] STOCK-BASED COMPENSATION: (Continued)

pro forma disclosure, the estimated fair value of the options is amortized to expense over the option's vesting period. There is no pro forma expense to recognize during the six months ended June 30, 2005.

[12] CASH EQUIVALENTS:

For purposes of reporting cash flows, the Company considers all short term, interest bearing deposits with original maturities of three months or less to be cash equivalents.

[13] FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts of cash, prepaid expenses, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturity of these items.

[14] CONCENTRATION OF CREDIT RISK:

The Company maintains all cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

[15]   RECLASSIFICATION:

Certain reclassifications have been made to the 2005 balances to conform to the 2006 presentation.

MANHATTAN SCIENTIFICS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(A Development Stage Enterprise)



NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (CONTINUED)

[16] RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:


In February 2006, the Financial Accounting standard Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders' election. SFAS NO. 155 also clarifies and amends certain other financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not believe the adoption of SFAS NO. 155 will have any impact on the Company's financial position or results of operations.

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


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (CONTINUED)

MANHATTAN SCIENTIFICS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(A Development Stage Enterprise)


NOTE D - INVESTMENTS IN NOVINT

At June 30, 2006, the Company owns approximately 12% of Novint. The following is a summary of financial data regarding financial position and results of operations derived from the June 30, 2006 financial statements of Novint as of June 30, 2006.



         Current assets (including cash                           $   377,286
         Property and equipment                                       137,251
         Other assets                                             $   136,472
                                                                  ===========
                                                                  $   551,009
         Liabilities                                              $ 1,234,777
         Deficit                                                  $  (683,768)
                                                                  ===========
                                                                  $   551,009
         Revenue                                                  $    83,561
                                                                  ===========
         Net/Loss                                                 $(1,501,784)



In the first quarter of 2005, the Company sold 788,000 shares of its common stock in Novint Technologies, Inc. for $432,000.

During 2005 Novint filed a Form SB-2 registration statement for its initial public offering. The registration statement was declared effective on February 6, 2006 and they are currently listed on the OTCBB trading market.

In connection with a financing transaction of Novint the Company agreed to not sell their shares of Novint stock for a period of 1 year after the first day on which shares of Novint common stock is quoted or listed on a trading market which occurred on June 8, 2006. The lock up, however, does not apply to 300,000 shares of Novint stock held by the Company. Further the Company may sell up to an additional 200,000 shares subject to share price and volume limitations.

MANHATTAN SCIENTIFICS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(A Development Stage Enterprise)


NOTE E - BASIC AND DILUTED LOSS PER SHARE

Basic and diluted net loss per common share is presented in accordance with SFAS 128, "Earnings Per Share". Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the applicable reporting periods. The Company's computation of dilutive net loss per share for the six months ended June 30, 2006 and 2005 does not assume any exercise of options or warrants or shares issuable upon conversion of the series B preferred stock and common shares, respectively, as their effect is antidilutive.

NOTE F - NOTES PAYABLE - OFFICERS

In August 1999, the Company borrowed $275,000 from the Chief Operating Officer. The loan bears interest at 5.5% per annum and is due the earlier of 18 months or the date of a private placement raising at least $1,500,000. In April 2004, the Company and the Chief Operating Officeragreed to extend the term of the loan to December 31, 2004. The Company and the Chief Operating Officer also agreed to convert $500,000 in accrued salaries to a note payable with the same terms as the original $275,000 loan. Interest expense for the six months ended June 30, 2006 and 2005 was approximately $14,000 and $22,000 respectively. This loan is secured by substantially all of the assets of the Company. In the event of default on this loan, the Company's Chief Executive Officer may foreclose on the collateral provided he receives written consent of the Company's Board of Directors.

In August 2001, the Company borrowed $250,000 from the Chief Executive Officer. The loan bears interest at 5.5% per annum and was due December 31, 2002. In April of 2004 the Company and the Chief Executive Officer agreed to extend the term of the loan to December 31, 2004. The Company and the Chief Executive Officer also agreed to convert $600,000 in accrued salaries to a note payable with the same terms as the original $250,000 loan. Interest expense for the six months ended June 30, 2006 and 2005 was approximately $17,000 and $22,000 respectively. This loan is secured by substantially all of the assets and the Company. In the event of default on this loan, the Company's Chief Executive Officer may foreclose on the collateral provided he receives written consent of the Company's Board of Directors.

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(A Development Stage Enterprise)


NOTE G - NOTES PAYABLE - OTHER

During 2004 the Company issued a number of convertible promissory notes totaling $91,000 for services performed. The notes have a one year maturity date, are noninterest bearing and upon maturity will convert into shares of the Company's common stock at the then current per share price, unless the Company prepays the outstanding amount. In December 2004, the Company issued 641,274 shares of its common stock on the conversion of one of the notes. The remaining balance of these notes were $43,000 as of December 31, 2004. During 2005, the Company issued $19,000 of additional convertible notes to the same third party under the same terms. In February 2006, the Company issued 795,324 shares of its common stock on the conversion of the notes for $43,000 and interest of $2,000. During the six months ended June 30, 2006 the Company issued a $3,000 convertible note to the same third party. As of June 30, 2006, the Company owed $22,000 under these notes.

In November 2004, the Company obtained a loan from a third party in the amount of $200,000. The loan bears interest at a rate of 8% per annum and matures in November of 2006. The Company prepaid the two years of interest using its shares of Novint Technologies, Inc. The loan is collateralized by 500,000 shares of Novint Technologies, Inc. shares. In addition, the Company issued a warrant to purchase 4,000,000 shares of its common stock on a cashless basis with a $0.05 cent strike price expiring November 8, 2008. The warrant was valued at $224,000 using the Black Scholes pricing model, with volatility of 108% and a risk free interest rate of 4.5%. The market price of the common stock on the date of the grant was $0.071. The value of the warrant is being amortized over the life of the note. Amortization of the value of the warrants amounted to $56,000 for the six months ended June 30, 2006 and June 30, 2005, respectively.

NOTE H - CAPITAL TRANSACTIONS

In February 2006, the Company issued 505,000 shares for services rendered valued at $.051 per share or $26,000. In February 2006, the Company issued 795,324 shares in satisfaction of note payable of $43,000. In March the Company issued 150,000 shares for services rendered valued at $.051 per share or $9,000.

In May 2006, the Company issued 13,000,000 shares for services rendered by its Board of Directors valued at $.06 per share or $780,000.

MANHATTAN SCIENTIFICS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(A Development Stage Enterprise)


NOTE I - RELATED PARTY TRANSACTIONS

The accounting firm of one of our directors received approximately $10,000 and $34,000 of compensation for accounting services rendered to the Company during each of the six months ended June 30, 2006 and 2005. In addition, in February 2005, the accounting firm received 100,000 shares of Novint Technologies, Inc. common stock valued at $66,000 as payment for services previously rendered during 2004.

The legal firm of one of the Company's former directors received approximately $8,000 and $43,000 of compensation for legal services rendered to the Company during the six months ended June 30, 2006 and 2005.

The accounting firm of one of our directors received approximately $12,000 and $15,000 of compensation for accounting services rendered to the company during the six months ended June 30, 2006 and 2005.

EMPLOYMENT AGREEMENT:

On June 1, 2006, the Company entered into an employment agreement with its Chairman and Chief Executive officer of the Company. The term of the agreement shall continue from the effective date of the agreement through May 31, 2010, unless terminated earlier by the Company or by executive pursuant to this agreement. Base salary is $200,000 per annum plus a bonus as defined in the agreement and is being accrued. In addition, the Company will reimburse the executive fully for reasonable business expenses plus an automobile lease not to exceed $1,000 per month. During the term, the company shall reimburse executive for miscellaneous personal expenses up to a maximum of $4,000 per month.

NOTE J - SUBSEQUENT EVENTS

In July 2006, the Company issued 585,000 shares of common stock for consulting services rendered at $.06 per share.

In July 2006, the Company issued 1,184,220 shares of common stock for settlement of accrued legal services previously rendered at $0.05 per share.

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

As of June 30, 2006, we had an accumulated loss since inception, 1992, of $42,208,000. Included in this accumulated loss are charges amounting to approximately $20,796,000 relating to the issuance of equity instruments for services and approximately $6,700,000 from Tamarack prior to our acquisition of Tamarack. We expect operating losses to continue for the foreseeable future because we will be continuing to fund research and development efforts as well as general and administrative expenses, although the commercialization process has begun on three of the Company's four technology investments.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2006 TO THREE MONTHS ENDED JUNE 30, 2005.

NET LOSS. We reported a net loss of $1,058,000, or $.01 per common share, basic and diluted, for the three months ended June 30, 2006 versus a net loss of $369,000, or $0.00 per common share, basic and diluted, for the three months ended June 30, 2005. The increase in the loss of $689,000 or 187% resulted from issuance of stock to our Board of Directors in the amount of $780,000 for services rendered.

REVENUES. We had no revenues for the three months ended June 30, 2006 and 2005.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the three months ended June 30, 2006 Totaled $1,042,000, an increase of $601,000 or 136% versus costs and expenses of $441,000 for the three months ended June 30, 2005. These costs and expenses are detailed below.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $989,000 for the three months ended June 30, 2006, which consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $386,000 for the three months ended June 30, 2005. This increase of $603,000, or 156% is a result of the fact that, in 2006 we recorded charges for the issuance of stock for services, and in the fiscal 2005 period, we issued less stock for services. We anticipate no significant change in general and administrative expenses in the near future.

RESEARCH AND DEVELOPMENT. Research and development expenses were $53,000 for the three months ended June 30, 2006, which consisted of amortization of patents and contract research services. Research and development expenses amounted to $55,000 for the three months ended June 30, 2005.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 2006 TO SIX MONTHS ENDED JUNE 30, 2005.

NET LOSS. We reported a net loss of $1,421,000, or $.01 per common share, basic and diluted, for the six months ended June 30, 2006, versus a net loss of $473,000, or $.00 per common share, basic and diluted for the six months ended June 30, 2005. Our reported net loss in the six months ended June 30, 2006 was significantly larger, by $948,000, because for the six months ended June 30, 2005 we recorded a gain on the sale of common stock of Novint held by us, in the amount of $530,000. In addition, however, we recorded higher expenses for services in the six month period ending June 30, 2006, as compared to the same period last year, paid via the issuance of shares of our common stock.

REVENUES. We had no revenues for the six months ended June 30, 2006 and 2005.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the six months ended June 30, 2006 totaled $1,434,000, an increase of $483,000, or 51% versus costs and expenses of $951,000 for the six months ended June 30, 2005. These costs and expenses are detailed below.

GENERAL AND ADMINISTRATIVE.

General and administrative expenses were $1,326,000 for the six months ended June 30, 2006, which consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $842,000 for the six months ended June 30, 2005. This increase of $484,000, or 57% is primarily a result of the fact that, in 2006, we recorded charges for the issuance of stock and stock options for services, whereas in the fiscal 2005 period, we issued significantly less for services. We anticipate no significant change in general and administrative expenses in the near future.

RESEARCH AND DEVELOPMENT. Research and development expenses were $108,000 for the six months ended June 30, 2006, which consisted of payments on research and development agreements with various contractors and amortization of patents, Research and development expenses amounted to $109,000 for the six months ended June 30, 2005. This decrease of $1,000, or 1% resulted from less contract research services. We expect research and development costs to increase as we develop our existing technologies and acquire or license new ones.

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

Stockholders' equity totaled a deficit of $2,223,000 on June 30, 2006 and the working capital was a deficit of $2,774,000 on such date.

We do not expect any significant change in the total number of employees in the near future. We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next 12 months, although we have no agreements regarding any such technologies as of the date of this Report.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of June 30, 2006 we had $201,000 in cash. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, borrowing as appropriate, and our cash on hand. However, we do not know if those resources will be adequate to cover our capital requirements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R)replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company has adopted SFAS (R), and believes that it could have an impact to the Company's overall results of operations depending on the number of stock options granted in a given year.


In February 2006, the Financial Accounting standard Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders' election. SFAS NO. 155 also clarifies and amends certain other financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not believe the adoption of SFAS NO. 155 will have any impact on the Company's financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS No. 156". SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for the first fiscal year beginning after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have any impact on the Company's financial position or results of operations.

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

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     In May 2006, the Company issued 13,000,000 shares for services rendered by its Board of Directors valued at $.06 per share or $780,000. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2).


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

     2.1  Agreement and Plan of Reorganization (1)

     2.2  Agreement and Plan of Merger (1)

     2.3  Certificate of Incorporation (1)

     2.4  Amendment to Certificate of Incorporation (1)

     2.5  Bylaws (1)

     10.1 Employment Agreement dated June 1, 2006 by and between Marvin Maslow and the Company (2)

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

Manhattan Scientifics, Inc., a Delaware corporation





Date: August 14, 2006           /s/ Marvin Maslow
                                -----------------
                                Marvin Maslow,
                                Chief Executive Officer, Principal
                                Financial Officer and Chief Accounting Officer