Form 10QSB
period 2006-09-30
MANHATTAN SCIENTIFICS INC
filed 2006-11-14
CIK 1099132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2006

                                       or

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

The number of shares outstanding of registrant's $0.001 par value common stock, as of the close of business on November 9, 2006: 200,449,577 shares.

Transitional Small Business Disclosure Format: [_] Yes [X] No

                           MANHATTAN SCIENTIFICS, INC.
                     3RD QUARTER 2006 REPORT ON FORM 10-QSB


                           TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

            Consolidated Balance Sheets as of
            September 30, 2006 (Unaudited) and December 31, 2005                           3

        Unaudited Consolidated Statements of Operations
            For The Three and Nine Months Ended September 30, 2006 and 2005
            And For The Period From July 31, 1992 (Inception)
            Through September 30, 2006                                                     4

        Unaudited Consolidated Statements of Cash Flows
           For the Nine Months Ended September 30, 2006 and 2005 And For
           The Period From July 31, 1992 (Inception) Through
           September 30, 2006                                                              5

        Notes to Unaudited Consolidated Financial Statements                               6

Item 2. Management's Discussion and Analysis or Plan of Operation                         17

Item 3. Controls and Procedures                                                           20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                 20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                       20

Item 3. Defaults Upon Senior Securities                                                   20

Item 4. Submission of Matters to a Vote of Security Holders                               20

Item 5. Other Information                                                                 20

Item 6. Exhibits                                                                          20

Signatures                                                                                21

Exhibits

Certifications

                          PART I - FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

                                                                                  September 30, 2006
ASSETS                                                                               (unaudited)         December 31, 2005
                                                                                  -----------------      ------------------
Current assets:
Cash and cash equivalents                                                         $         214,000      $          364,000
Prepaid expenses and other assets                                                            15,000                 149,000
                                                                                  -----------------      ------------------

Total current assets                                                                        229,000                 513,000

Property and equipment, net                                                                  41,000                  43,000
Investments                                                                                   2,000                   2,000
Patents, net of accumulated amortization of $1,626,000                                      454,000                 610,000
Other asset                                                                                   2,000                   2,000
                                                                                  -----------------      ------------------

Total assets                                                                      $         728,000      $        1,170,000
                                                                                  =================      ==================

LIABILITIES
Current liabilities
Accounts payable and accrued expenses                                             $       1,476,000      $        1,215,000
Accrued interest and expenses - related parties                                             299,000                 255,000
Notes payable to officers                                                                 1,100,000               1,100,000
Notes payable - others                                                                      223,000                 262,000
                                                                                  -----------------      ------------------

Total current liabilities                                                                 3,098,000               2,832,000
                                                                                  -----------------      ------------------

Commitments and Contingencies:

CAPITAL DEFICIT
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525
shares; issued and outstanding - none                                                             -                       -
Series B convertible,  authorized 250,000 shares; 49,999 shares issued and
outstanding                                                                                       -                       -
Series C convertible, redeemable, authorized 14,000 shares;
issued and outstanding - none                                                                     -                       -
Common, authorized 250,000,000 shares, 200,449,577 and 183,830,033 shares
    issued, and outstanding                                                                 201,000                 183,000
Additional paid-in-capital                                                               44,902,000              43,948,000
Deficit accumulated during the development stage                                        (47,473,000)            (45,793,000)
                                                                                  -----------------      ------------------

Total capital deficit                                                                    (2,370,000)             (1,662,000)
                                                                                  -----------------      ------------------

                                                                                  $         728,000      $        1,170,000
                                                                                  =================      ==================

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
                                                                                                             PERIOD FROM
                                                                                                            JULY 31, 1992
                                              THREE MONTHS ENDED                NINE MONTHS ENDED            (INCEPTION)
                                                 SEPTEMBER 30,                    SEPTEMBER 30,                THROUGH
                                         ------------------------------   ---------------------------------  SEPTEMBER 30,
                                             2006            2005             2006            2005              2006
                                         ------------------------------   -------------   --------------------------------

Revenues                                            -                -               -                -           856,000

Operating costs and expenses:
General and administrative                    257,000          286,000       1,583,000        1,128,000        39,368,000
Research and development                       53,000           62,000         160,000          171,000         8,552,000
Impairment charge of certain patents                -                -               -                -           189,000
                                         ------------------------------   -------------   --------------------------------

Total operating costs and expenses            310,000          348,000       1,743,000        1,299,000        48,109,000
                                         ------------------------------   -------------   --------------------------------

Loss from operations before other income and (310,000)        (348,000)     (1,743,000)      (1,299,000)      (47,253,000)

Other income and expenses:
  Gain from sale of equity interest                                               -                -              885,000
  Gain on settlement of NMXS.com option             -                -          50,000                -            50,000
  Proceeds from sale of NMXS.com Common Stock       -                -               -                -           393,000
  Gain from sale of Novint Technologies
    Inc. common stock                          66,000           86,000          66,000          616,000         1,260,000
  Gain on issuance of investee common stock         -                -               -                -           531,000
  Contract revenue                                  -                -               -                -         3,741,000
  Interest and other expenses                 (19,000)         (26,000)        (60,000)         (78,000)       (1,000,000)
  Interest income                               1,000                -           5,000                -           177,000
  Equity in losses of investees                     -                -               -                -        (1,243,000)
  Gain/(loss) on disposal of equipment              -                -               -                -           (11,000)
                                         ------------------------------   -------------   --------------------------------

NET LOSS                                     (262,000)        (288,000)     (1,682,000)        (761,000)      (42,470,000)
                                         ==============================   =============   ================================


BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares
outstanding                               199,610,500      182,379,348     192,557,869      179,896,879
                                         ==============================   =============   ==============

Basic and diluted loss per share                    *                *           (0.01)               *
                                         ==============================   =============   ==============

*Less than $.01

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
(unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                              PERIOD FROM
                                                                                                            JULY 31, 1992
                                                                                     NINE MONTHS ENDED        (INCEPTION)
                                                                                      September 30,             THROUGH
                                                                                 -------------------------   September 30,
                                                                                   2006           2005           2006
                                                                                -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $ (1,682,000)  $   (761,000) $ (42,470,000)
Adjustments to reconcile net loss to net cash used in operating activities:
  Gain on sale of investments                                                        (66,000)      (616,000)    (1,653,000)
  Gain on settlement of NMXS.com option                                              (50,000)             -        (50,000)
  Gain from sale of equity interest in Horizon                                             -              -       (885,000)
  Gain on issuance of investee common stock                                                -              -       (531,000)
  Common stock issued for services                                                   927,000        213,000      7,172,000
  Preferred stock issued for services                                                                     -        598,000
  Stock options granted for services                                                       -         45,000      9,841,000
  Cashless stock option exercise                                                           -              -        126,000
  Warrants granted for services                                                            -              -      2,556,000
  Convertible note issued for services                                                 5,000              -         97,000
  Financing costs payable with common stock                                                -              -        191,000
  Loss of equity invested                                                                  -              -      1,207,000
  Amortization of technology license                                                       -              -        537,000
  Amortization of patents                                                            156,000        156,000      1,626,000
  Loss on disposal of equipment                                                            -              -         26,000
  Impairment charge of certain patents                                                     -              -        189,000
  Depreciation                                                                         2,000          3,000      1,125,000
  Changes in:
Prepaid expenses and other assets                                                    136,000        121,000        189,000
Accounts payable and accrued expenses                                                262,000        295,000      2,970,000
Accrued interest and expenses - related parties                                       44,000              -        299,000
                                                                                ------------------------------------------

Net cash (used in) operating activities;                                            (266,000)      (544,000)   (16,840,000)
                                                                                ------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of equipment                                                                    -              -       (432,000)
  Purchase of investment                                                                   -              -       (100,000)
  Proceeds from sale of equipment                                                          -          4,000         18,000
  Proceeds from sale of equity interest                                                    -              -        885,000
  Proceeds from settlement of NMSX.com option                                         50,000              -         50,000
  Proceeds received from sale of investment                                           66,000        616,000      1,690,000
                                                                                ------------------------------------------

Net cash provided by investing activities                                            116,000        620,000      2,111,000
                                                                                ------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                                                               -              -       (100,000)
  Proceeds from notes payable to stockholders                                              -              -      2,374,000
  Proceeds from notes payable - other                                                      -         15,000        634,000
  Repayment of notes payable - other                                                       -              -       (435,000)
  Repayment of notes payable to officers                                                   -              -       (525,000)
  Net proceeds from issuance of preferred stock                                            -              -      3,569,000
  Net proceeds from issuance of common stock                                               -              -      9,571,000
  Loan repayment to preferred stockholder                                                  -              -       (148,000)
  Capital lease payments                                                                   -              -        (13,000)
  Security deposit paid and returned                                                       -              -         16,000
                                                                                ------------------------------------------

Net cash provided by financing activities                                                  -         15,000     14,943,000
                                                                                ------------------------------------------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (150,000)        91,000        214,000
Cash and cash equivalents, beginning of period                                       364,000        116,000              -
                                                                                ------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $    214,000   $    207,000  $     214,000
                                                                                ==========================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                   $     60,000   $          -  $     181,000
                                                                                ==========================================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets contributed to the company in exchange for
Series A preferred stock                                                                   -              -         45,000
Issuance of 14,391,627 common shares to acquire intangible assets                          -              -         15,000
Special distribution of 14,391,627 shares of common stock to
stockholder in settlement of stockholder advances                                          -              -        376,000
Issuance of 7,200,000 common shares to acquire intangible assets                           -              -      1,440,000
Issuance of Series A preferred stock and warrants in settlement
of note payable and accrued interest                                                       -              -      1,830,000
Issuance of 1,000,000 common shares to acquire intangible assets                           -              -      1,000,000
Issuance of 100,000 common shares to acquire furniture and fixtures                        -              -         49,000
Issuance of 78,000 common shares in satisfaction of accrued expenses                       -              -         15,000
Issuance of 10,500 shares to acquire furniture and fixtures                                -              -         40,000
Issuance of 1,400,00 of common shares to acquire Teneo Computing                           -              -        785,000
Issuance of 1,000,000 of common shares to purchase 42% of Novint
Technologies                                                                               -              -        561,000
Issuance of 200,000 shares of common stock in connection with the
  conversion of Series B preferred shares                                                  -              -              -
Issuance of 641,274 shares of common stock in settlement of notes payable                  -              -         48,000
Issuance of 3,180,552 common shares in satisfaction of accrued expenses                    -        159,000        159,000
Issuance of 1,277,685 common shares in satisfaction of accrued expenses                    -              -         83,000
Issuance of 795,324 of common shares in settlement of note payable                    45,000              -         45,000


See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Enterprise)
(unaudited) SEPTEMBER 30, 2006


NOTE A - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes there to include on Form 10-KSB for the period ended December 31, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the nine months period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.


NOTE B - GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at September 30, 2006, had an accumulated deficit of $47,473,000. For the nine months ended September 30, 2006, the Company sustained a net loss of $1,682,000. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Enterprise)
(unaudited) SEPTEMBER 30, 2006


NOTE C - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS

[1] PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

[2] PROPERTY AND EQUIPMENT

Property and equipment consists of Artwork ($37,000) and office equipment ($9,000) and is recorded at cost less accumulated depreciation. Depreciation is provided for office equipment on the straight-line method over the estimated useful lives of the assets, generally three years. Total depreciation expense was $2,000 for the nine months ended September 30, 2006. As of September 30, 2006, accumulated depreciation was $6,000.

[3] INTANGIBLE ASSETS:

Patents are recorded at cost. Amortization is charged against results of operations using the straight-line method over the estimated economic useful life. Patents related to the mid-range fuel cell and the micro fuel cell technologies are estimated to have an economic useful life of 10 years. Amortization expenses was $156,000 for each of the nine months ended September 30, 2006 and 2005 and $1,626,000 for the period from July 31, 1992 (inception) through September 30, 2006.

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Enterprise)
(unaudited) SEPTEMBER 30, 2006

NOTE C - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS
(CONTINUED)

[6] ADVERTISING EXPENSES:

The Company expenses advertising costs which consist primarily of promotional items and print media, as incurred. Advertising expenses amounted to $0, $0, and $84,000 for the nine months ended September 30, 2006 and 2005 and for the cumulative period July 31, 1992 (inception) through September 30, 2006.

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

[8] INVESTMENTS:

The Company records its investment in Novint Technologies, Inc. ("Novint") at cost and uses the equity method of accounting to record its proportionate share of Novint's net income or loss. During 2003, the Company recorded an impairment of the investment to $0 due to Novint's inactivity. Subsequently, during 2004, Novint issued common stock pursuant to a private placement, as a result, the Company has recorded a gain on issuance of investee common stock of $531,000. In addition for the year ended December 31, 2004, the Company has recorded an equity in loss of investee of $492,000, representing the Company's share of Novint's current losses. The loss exceeded the Company's basis in Novint during the year ended December 31, 2004 and the investment balance is carried at $0. The Company will continue to account for its investment under the equity method of accounting, however, it will record its proportionate share of revenue only after it has recovered all losses in excess of its basis. During each of the nine months ended September 30, 2006 and 2005, the Company sold certain shares in Novint and has recorded a gain on sale of those shares of $66,000 and $616,000, respectively. As of September 30, 2006, the Company owned 1,961,410 shares of Novint common stock of 10%. The Company accounts for its investment in Novint using the equity method since the Company exercises significant influence over Novint.

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Enterprise)
(unaudited) SEPTEMBER 30, 2006


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

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Enterprise)
(unaudited) SEPTEMBER 30, 2006


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

The Company did not recognize any share-based compensation expense as a result of adopting SFAS No. 123R for the nine months ended September 30, 2006, and as a result, there was no impact on the Company's basic and diluted earnings per share.

For periods presented prior to the adoption of SFAS No. 123R, pro form information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if we had accounted for the Company's employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Enterprise)
(unaudited) SEPTEMBER 30, 2006


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (CONTINUED)


[11] STOCK-BASED COMPENSATION: (Continued)

pro forma disclosure, the estimated fair value of the options is amortized to expense over the option's vesting period. There is no pro forma expense to recognize during the nine months ended September 30, 2005.

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

{15}     RECLASSIFICATION

Certain reclassifications have been made to the 2005 balances to conform to the 2006 presentation.

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Enterprise)
(unaudited) SEPTEMBER 30, 2006



NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (CONTINUED)

[16] RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: (Continued)


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

In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.


In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Enterprise)
(unaudited) SEPTEMBER 30, 2006


NOTE D - INVESTMENTS IN NOVINT

At September 30, 2006, the Company owns approximately 10% of Novint. The following is a summary of financial data regarding financial position and results of operations derived from the September 30, 2006 financial statements of Novint as of September 30, 2006.



         Current assets (including cash)                          $   984,005
                                                                  -----------
         Property and equipment, net                                   34,619
         Other assets                                                 132,232
                                                                  -----------
                                                                  $ 1,150,856
                                                                  ===========

         Liabilities                                              $ 1,011,775
         Equity                                                       139,081
                                                                  -----------
                                                                  $ 1,150,856
                                                                  ===========
          Revenue                                                 $   139,542
          Net/Loss                                                $(2,553,418)
                                                                  ===========

In the first quarter of 2005, the Company sold 788,000 shares of its common stock in Novint Technologies, Inc. for $432,000.

During 2005, Novint filed a Form SB-2 registration statement for its initial public offering. The registration statement was declared effective on February 6, 2006 and they are currently listed on the OTCBB trading market.

In connection with a financing transaction of Novint the Company agreed to not sell their shares of Novint stock for a period of 1 year after the first day on which shares of Novint common stock is quoted or listed on a trading market. The lock up, however, does not apply to 300,000 shares of Novint stock held by the Company. Further the Company may sell up to an additional 200,000 shares subject to share price and volume limitations. During the third quarter of 2006, the Company sold 100,000 shares for $66,000.

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Enterprise)
(unaudited) SEPTEMBER 30, 2006


NOTE E - BASIC AND DILUTED LOSS PER SHARE

Basic and diluted net loss per common share is presented in accordance with SFAS 128, "Earnings Per Share". Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the applicable reporting periods. The Company's computation of dilutive net loss per share for the nine months ended September 30, 2006 and 2005 does not assume any exercise of options or warrants or shares issuable upon conversion of the series B preferred stock and common shares, respectively, as their effect is antidilutive.

NOTE F - NOTES PAYABLE - OFFICER

In August 1999, the Company borrowed $275,000 from the Chief Operating Officer. The loan bears interest at 5.5% per annum and is due the earlier of 18 months from the date of a private placement raising at least $1,500,000 or agreed to extend the term of the loan to December 31, 2004 and the loan has not yet been repaid by the Company. The Company and the Chief Operating Officer also agreed to convert $500,000 in accrued salaries to a note payable with the same terms as the original $275,000 loan. Interest expense for the nine months ended September 30, 2006 and 2005 was approximately $21,000 and $34,000 respectively. This loan is secured by substantially all of the assets of the Company. In the event of default on this loan, the Company's Chief Operating Officer may foreclose on the collateral provided he receives written consent of the Company's Board of Directors.

In August 2001, the Company borrowed $250,000 from the Chief Executive Officer. The loan bears interest at 5.5% per annum was due December 31, 2002. In April of 2004 the Company and the Chief Executive Officer agreed to extend the term of the loan to December 31, 2004 and the loan has not yet been repaid by the Company. The Company and the Chief Executive Officer also agreed to convert
$600,000 in accrued salaries to a note payable with the same terms as the original $250,000 loan. Interest expense for the nine months ended September 30, 2006 and 2005 was approximately $25,000 and $33,000 respectively. This loan is secured by substantially all of the assets and the Company. In the event of default on this loan, the Company's Chief Executive Officer may foreclose on the collateral provided he receives written consent of the Company's Board of Directors.

In December 2005, the Company repaid $275,000 and $250,000 which was borrowed from the Chief Operating Officer and Chief Executive Officer, respectively. In addition, the Company paid accrued interest of $97,000 to the Chief Operating Officer in December and $60,000 to the Chief Executive Officer in January 2006.

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Enterprise)
(unaudited) SEPTEMBER 30, 2006

NOTE G - NOTES PAYABLE - OTHER

During 2004 the Company issued a number of convertible promissory notes totaling $91,000 for services performed. The notes have a one year maturity date, are noninterest bearing and upon maturity will convert into shares of the Company's common stock at the then current per share price, unless the Company prepays the outstanding amount. In December 2004, the Company issued 641,274 shares of its common stock on the conversion of one of the notes. The remaining balance of these notes were $43,000 as of December 31, 2004. During 2005, the Company issued $19,000 of additional convertible notes to the same third party under the same terms. In February 2006, the Company issued 795,324 shares of its common stock on the conversion of the notes for $43,000 and interest of $2,000. During the nine months ended September 30, 2006 the Company issued a $4,000 convertible note to the same third party. As of September 30, 2006, the Company owed $23,000 under these notes.

In November 2004, the Company obtained a loan from a third party in the amount of $200,000. The loan bears interest at a rate of 8% per annum and matures in November of 2006. The Company prepaid the two years of interest using its shares of Novint Technologies, Inc. The loan is collateralized by 500,000 shares of Novint Technologies, Inc. shares. In addition, the Company issued a warrant to purchase 4,000,000 shares of its common stock on a cashless basis with a $0.05 cent strike price expiring November 8, 2008. The warrant was valued at $224,000 using the Black Scholes model for American options, with volatility of 108% and a risk free interest rate of 4.5%. The market price of the common stock on the date of the grant was $0.071. The value of the warrant is being amortized over the life of the note. Amortization of the value of the warrants amounted to $84,000 for the nine months ended September 30, 2006 and September 30, 2005, respectively.

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Enterprise)
(unaudited) SEPTEMBER 30, 2006


NOTE H - CAPITAL TRANSACTIONS (CONTINUED)

In July 2006, the Company issued 585,000 shares of common stock for consulting services rendered at $.06 per share or $35,000.

In July 2006, the Company issued 1,184,220 shares of common stock for settlement of accrued legal services previously rendered at $0.05 per share or $59,000.

In September 2006, the Company issued 400,000 shares of common stock for consulting and legal services rendered at $.044 per share or $18,000.

NOTE I - RELATED PARTY TRANSACTIONS

The accounting firm of one of the Company's directors received approximately $20,000 and $40,000 of compensation for accounting services rendered to the Company during each of the nine months ended September 30, 2006 and 2005. In addition, in February 2005, the accounting firm received 100,000 shares of Novint Technologies, Inc. common stock valued at $66,000 as payment for services previously rendered during 2004.

The legal firm of one of the Company's former directors received approximately $12,000 and $27,000 of compensation for legal services rendered to the Company during the nine months ended September 30, 2006 and 2005.

The accounting firm of one of the Company's directors received approximately $12,000 and $15,000 of compensation for accounting services rendered to the company during the nine months ended September 30, 2006 and 2005.

EMPLOYMENT AGREEMENT:

On June 1, 2006, the Company entered into an employment agreement with an individual to serve as Chairman and Chief Executive officer for the Company. The term of the agreement shall continue from the effective date of this Agreement through May 31, 2010, unless terminated earlier by the Company or by executive pursuant to this agreement. Base salary is $200,000 per annum plus a bonus as defined in the Agreement. In addition, the Company will reimburse the executive fully for reasonable business expenses plus an automobile lease not to exceed $1,000 per month. During the term, the company shall reimburse executive for miscellaneous personal expenses up to a maximum of $4,000 per month.

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

As of September 30, 2006, we had an accumulated loss since inception, 1992, of $42,470,000. Included in this accumulated loss are charges amounting to approximately $20,908,000 relating to the issuance of equity instruments for services and approximately $6,700,000 from Tamarack prior to our acquisition of Tamarack. We expect operating losses to continue for the foreseeable future because we will be continuing to fund research and development efforts as well as general and administrative expenses, although the commercialization process has begun on three of the Company's four technology investments.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2006 TO THREE MONTHS ENDED SEPTEMBER 30, 2005.

NET LOSS. We reported a net loss of $262,000, or $.00 per common share, basic and diluted, for the three months ended September 30, 2006 versus a net loss of $288,000, or $0.00 per common share, basic and diluted, for the three months ended September 30, 2005. The decrease in the loss of $26,000 or 9% resulted from lower general and administrative expenses.

REVENUES. We had no revenues for the three months ended September 30, 2006 and 2005.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the three months ended September 30, 2006 totaled $310,000 a decrease of $38,000 or 11% versus costs and expenses of $348,000 for the three months ended September 30, 2005. These costs and expenses are detailed below.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $257,000 for the three months ended September 30, 2006, which consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $286,000 for the three months ended September 30, 2005. This decrease of $29,000, or 10% is a result of the fact that, in 2006 we incurred less professional services and officers salaries than charged in the fiscal 2005 period. We anticipate no significant change in general and administrative expenses in the near future.

RESEARCH AND DEVELOPMENT. Research and development expenses were $53,000 for the three months ended September 30, 2006, which consisted of amortization of patents and contract research services. Research and development expenses amounted to $62,000 for the three months ended September 30, 2005.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2006 TO NINE MONTHS ENDED SEPTEMBER 30, 2005.

NET LOSS. We reported a net loss of $1,682,000, or $.01 per common share, basic and diluted, for the nine months ended September 30 2006, versus a net loss of $761,000, or $.00 per common share, basic and diluted for the nine months ended September 30, 2005. Our reported net loss in the nine months ended September 30, 2006 was significantly larger, by $921,000, because for the nine months ended September 30, 2005 we recorded a gain on the sale of common stock of the Novint held by us, in the amount of $616,000. In addition, however, we recorded higher expenses for services in the nine month period ending September 30, 2006, as compared to the same period last year, paid via the issuance of shares of our common stock.

REVENUES. We had no revenues for the nine months ended September 30, 2006 and 2005.

OPERATING COSTS AND EPXNESES. Operating costs and expenses for the nine months ended September 30, 2006 totaled $1,743,000, an increase of $444,000, or 34% versus costs and expenses of $1,299,000 for the nine months ended September 30, 2005. These costs and expenses are detailed below.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,583,000 for the nine months ended September 30, 2006, which consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $1,128,000 for the nine months ended September 30, 2005. This increase of $455,000, or 40% is primarily a result of the fact that, in 2006, we recorded charges for the issuance of stock and stock options for services, whereas in the fiscal 2005 period, we issued significantly less for services. We anticipate no significant change in general and administrative expenses in the near future.

RESEARCH AND DEVELOPMENT. Research and development expenses were $160,000 for the nine months ended September 30, 2006, which consisted of payments on research and development agreements with various contractors and amortization of patents. Research and development expenses amounted to $171,000 for the nine months ended September 30, 2005. This decrease of $11,000, or 6% resulted from less contract research services. We expect research and development costs to increase as we develop our existing technologies and acquire or license new ones.

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

Our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, and 2,053,833 shares of common stock of Novint Technologies, Inc.; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

Stockholders' equity totaled a deficit of $2,370,000 on September 30, 2006 and the working capital was a deficit of $2,869,000 on such date.

We do not expect any significant change in the total number of employees in the near future. We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next 12 months, although we have no agreements regarding any such technologies as of the date of this Report.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of September 30, 2006 we had $214,000 in cash. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, borrowing as appropriate, and our cash on hand. However, we do not know if those resources will be adequate to cover our capital requirements.

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

In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.


In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

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

Manhattan Scientifics, Inc., a Delaware corporation





Date: November 14, 2006         /s/ Marvin Maslow
                                -----------------
                                Marvin Maslow,
                                Chief Executive Officer, Principal
                                Financial Officer and Chief Accounting Officer