Form 10KSB
period 2006-12-31
MANHATTAN SCIENTIFICS INC
filed 2008-11-21
CIK 1099132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-KSB

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

MANHATTAN SCIENTIFICS, INC.

 (Name of small business issuer in its charter)
Delaware	000-28411	85-0460639
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

405 Lexington Avenue, 32nd Floor, New York, New York, 10174
(Address of principal executive offices) (Zip code)

Issuer's telephone number: (212) 551-0577
 Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
 (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13

or 15(d) of the Exchange Act [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure is contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

State issuer's revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of December 31, 2006 was $1,792,913.  For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of March 31, 2007 there were 200,449,577 shares of common stock of the issuer issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

PART I

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

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY HISTORY

Manhattan Scientifics, Inc., a Delaware corporation, was formed through a reverse merger involving a public company in January 1998. The public company was incorporated in Delaware on August 1, 1995 under the name Grand Enterprises, Inc. ("Grand"). Grand was initially organized to market an unrelated patented product, but subsequently determined that its business plan was not feasible. In January 1998, Grand effected the reverse merger in a transaction involving Projectavision, Inc., another public company that was founded by Marvin Maslow, our former Chief Executive Officer. Projectavision was the owner of approximately 98% of Tamarack Storage Devices, Inc., a privately-held Texas corporation formed in 1992 to develop and market products based on the holographic data storage technology.  We are no longer engaged in development and commercialization of Holographic data storage technologies (technologies for the storage and retrieval of data in the form of holographically stored light patterns, rather than magnetic). The Company sold its portfolio of approximately 21 patents surrounding these inventions during 2002.  In January 1998, Grand formed a wholly-owned subsidiary named Grand Subsidiary, Inc. Grand Subsidiary and Tamarack merged, Tamarack being the surviving corporation, and via the merger, Tamarack became a subsidiary of Grand. As consideration for merging Tamarack with Grand Subsidiary, Grand gave Projectavision and the other stockholders of Tamarack 44,000,000 shares of our common stock. In addition, in exchange for a note payable of $1.5 million plus accrued interest of $330,000 due to Projectavision from Tamarack, Grand gave Projectavision 182,525 shares of its Series A Preferred Stock and a warrant to purchase 750,000 shares of our common stock at an exercise price of $0.10 per share, which expired on January 7, 2008.  Mr. Maslow, our former Chief Executive Officer, purchased the warrant from Projectavision for $25,000. The Series A Preferred Stock was subsequently converted into 9,435,405 shares of our common stock. In connection with this transaction, new personnel assumed the management of Grand, former management resigned, and Grand changed its name to Manhattan Scientifics, Inc.

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

•
Micro fuel cell technology, which is designed to become an ultra efficient miniature electricity generator that converts hydrogen into electricity by chemical means, for portable electronic devices, including cellular telephones, as a substitute for lithium ion and other batteries in common use today.

•
Mid-range fuel cell technology, which is an ultra efficient medium-size electricity generating device that converts hydrogen into electricity, with potential applications including personal transportation, cordless appliances, power tools, wheelchairs, bicycles, boats, emergency home generators, military field communications and laptop computers.

•
Haptics "Touch and Feel" computer applications, which is a technology that allows computer users to be able to touch and feel any objects they see on their computer screen with the aid of special "mouse." Detailed texture, object-weight, stickiness, viscosity and object density can be "felt" or sensed. Management believes this haptics technology may positively impact the way computers are used everywhere by introducing the ability to "touch." (Please see Haptics "Touch and Feel" Internet Applications and Investment in Novint Technologies, Inc.”

In 2008, the Company purchased, in exchange for common stock of the Company, Metallicum, Inc. and its licensed patented technology.  Through Metallicum, the Company hopes to take advantage of a unique processing methodology for producing nanostructures in a wide range of ductile metals and alloys and is now attempting to commercialize this new and revolutionary technology.  Nanostructured metals and alloys possess significantly enhanced mechanical properties that include, for example, increased strength without concurrent losses in ductility, and significantly increased resistance to fatigue fracture. Nanostructured commercially pure grades of titanium have proven to also possess excellent machinability as well as high toughness and strength.

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

Since our technologies are still in their development phase, we have generated only limited revenues. As such, the need for operating and acquisition capital is a continuous concern requiring the ongoing efforts of our management. The Company is not a large capital-user and has raised approximately $9.7 million capital since 1998.  During the year ended December 31, 2006, the Company sold or distributed 310,335 shares of Novint Technologies, Inc. (“Novint”) for cash and in settlement of an outstanding note payable totaling $266,000. Nevertheless there is need to continue to raise capital on an as needed basis through private placements, registered public offerings, debt, and/or other financing vehicles. Raising capital remained difficult for us in 2006 as the general economic climate, beginning in 2001, remains difficult for small technology concept companies, without significant revenues or earnings to raise capital. Our management intends to work diligently to continue to raise capital for the Company.

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

We have not kept pace with the steady growth of the solar photovoltaic industry during the past six years as we have chosen to focus our limited resources on the fuel cell inventions and patents which we are pursuing. As a result of the shortage of available capital, no additional investment or further resulting progress was made in the micro fuel cell technology during 2006.

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

In 2005, we shifted our focus from licensing our mid range fuel cell technology to trying to find a joint venture partner to build product in China. As of December 31, 2006, these efforts have not resulted in our obtaining a joint venture partner for this technology although we will continue to utilize this strategy.  We intend to explore other potential applications for the mid-range fuel cell technology, as well as potential strategic relationships with third parties relating to investment, mass manufacturing, and mass marketing of the technology.

2. HAPTICS "TOUCH AND FEEL" INTERNET APPLICATIONS AND INVESTMENT IN NOVINT TECHNOLOGIES, INC.

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

During 2000, we acquired exclusive licenses and sublicenses to certain haptics Internet applications from Novint.  We also acquired 36,606 shares of Novint common stock, and contracted with the developer of the licensed technology to perform research and development of the licensed applications for contract payments of $1,500,000. In May 2001, we acquired Teneo Computing, Inc., a private corporation with rights to certain haptics applications for dental simulation and oil and gas exploration. We licensed these rights exclusively to Novint in exchange for various enhanced and amended license rights with Novint in the areas of Internet applications and interactive applications. We also acquired an additional 4,066 shares of Novint common stock, increasing our ownership in Novint to 40,672 shares, subsequently split into 4,067,200 shares. For accounting purposes, we have treated the acquisition of the Novint common stock as one transaction.

During the year ended December 31, 2006, the Company sold or distributed 310,335 shares of Novint for cash and in settlement of an outstanding note payable totaling $266,000.  As of December 31, 2006, the Company owned 1,751,075 shares of Novint common stock.  Novint’s common stock is traded on the over-the-counter market on the OTC Bulletin Board under the symbol NVNT.

We believe that our ownership of Novint stock will benefit our shareholders as Novint develops these and other promising haptics applications. We intend to work with Novint in the future to explore available opportunities to develop and exploit this technology.

3. NANO-STRUCTURED METALS (METALLICUM, INC.)

In June 2008, the Company acquired Metallicum, Inc. and its licensed patented technology.  The Company entered into a stock purchase agreement with Metallicum, Inc. to acquire all of the outstanding capital in exchange for 15,000,000 shares of the Company’s common stock.  An additional 15,000,000 shares of the Company’s common stock will be payable to Metallicum in the event of meeting certain milestones.

The transaction includes all of Metallicum's licensed intellectual property related to the design and high-volume nano-fabrication of nano-structuring metals for medical components as well as for transportation applications. The Company intends to establish manufacturing partner relationships with major Fortune 500 metals companies.  The Company’s business plan includes strategic partnering with significant customers in the medical device & prosthetics industries as well as in auto, truck, and aircraft manufacturing industries

The Metallicum division will produce and license the super strong metals using nano-technology developed by scientists at Los Alamos National Laboratory in conjunction with their colleagues in Russia.  The technology is expected to trim thousands of pounds from airplanes and hundreds of pounds from cars without sacrificing structural strength or adding significant cost.

The nanostructured metals have wide implications for use in the medical device and prosthetics industries including dental implants, replacements for hips, shoulders, knees and cardio vascular stents. Clinical studies have already shown that bone integrates with these new metals up to 20 times faster.

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

We believe that the principal competitive factors in our technology markets include without limitation:

•	capitalization;

•	cost of product;

•	type of fuel (hydrogen, methanol);

•	first to market with product in market segment;

•	strong intellectual portfolio;

•	product life/reliability;

•	strong customer base;

•	strong manufacturing and supplier relationships; and

•	benchmark power density and energy efficiency.

FUEL CELLS

In the last few years there has been a much greater interest in using fuel cells as an energy source for practical, lower powered applications such as automobiles and portable electronic devices. In addition, Ford Motor Company has indicated it will contribute several hundred million dollars as part of a global alliance with other entities to develop automotive engines powered by fuel cells. By reason of the innovative nature of the technologies we are developing, and the yet unproven markets for such technologies, the markets in which we compete may have barriers to entry. These include the perception of fuel cell technologies in general by the investment community, the costs associated with creating the infrastructure necessary for delivery of hydrogen and other fuels, and the general condition of the economy. There are others working toward similar objectives in order to penetrate these markets and we anticipate additional companies will pursue the same goals. Those whose efforts we are aware of include, without limitation, Medis El, Inc., MTI, Samsung, Toshiba, and Smart Fuel Cells in the area of micro fuel cells; and Ballard (now our licensee), Prononex Technologies, Plug Power, Inc., Palcan, Inc., and MTI, Inc. in the area of mid-range fuel cells.

HAPTICS "TOUCH AND FEEL" INTERNET APPLICATIONS

With respect to touch-enabled products, we are aware of several companies that claim to possess touch and feel technology. In addition, we are aware of several companies that currently market unlicensed touch and feel products.  Many potential competitors, including Microsoft, LG Electronics, Logitech, Nokia, Samsung, Intel and others have greater financial and technical resources upon which to draw in attempting to develop products.

INTELLECTUAL PROPERTY / RESEARCH AND DEVELOPMENT

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

The success of our business will depend, in part, to identify technology, obtain patents, protect and enforce patents once issued and operate without infringing on the proprietary rights of others. Our success will also depend on our ability to maintain exclusive rights to trade secrets and proprietary technology we own, are currently developing and will develop. We can give no assurance that any issued patents will provide us with competitive advantages or will not be challenged by others, or that the patents of others will not restrict our ability to conduct business.

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

The Company reviewed its patents and technology licenses for impairment and determined that its solar fuel cell patents became impaired during 2002 and recorded a charge of approximately $189,000 in the fourth quarter of 2002 to reduce the carrying value of these patents to zero. For the years ended December 31, 2006 and 2005, there were no impairment charges related to the Company’s patents and technology licenses.  The patents will be fully amortized by the end of the fiscal year ending December 31, 2008.

Patents are recorded at cost of $2,080,000. Amortization is charged against results of operations using the straight-line method over the estimated economic useful life. Patents related to the mid-range fuel cell and the micro fuel cell technologies are estimated to have an economic useful life of 10 years.  Amortization expenses were $208,000 for each of the years ended December 31, 2006 and 2005 and approximately $1,678,000 for the period from July 31, 1992 (inception) through December 31, 2006.  Amortization Expense recorded for Company patents is shown as Research and Development Expense within the Consolidated Statement of Operations.

Research and development costs are expensed as incurred and amounted to $221,000 and $227,000 for the years ended December 31, 2006 and 2005, respectively.

SALES AND MARKETING

Although our technologies presently are in the development stage, we are engaged in an early commercialization program intended to facilitate the transition from development to licensing, manufacturing and/or sale. This program consists of preliminary dialogues with potential strategic partners, investors, manufacturers, potential licensees and/or purchasers.

EMPLOYEES

As of December 31, 2006, we had one full-time employee in general management. We do not expect any significant change in the total number of employees in the near future. Most of our research and development work has been performed by employees of our various research and development independent contractors (see below). We have historically indirectly funded the salaries of these individuals through our contract research and development payments to their employers. Although not technically our employees, we have considered these individuals to be an integral part of our research and development team.  None of our employees or contractors are members of any union or collective bargaining organization. We consider our relationships with our employee and our independent contractor employees to be good.

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

Our ability to develop our business depends upon our receipt of money to continue our operations while we introduce our products and a market for them develops. If this funding is not received as needed, it is unlikely that we could continue our business, in which case you would lose your entire investment. Our ability to access the capital markets has been hindered generally by the general difficult economic climate, beginning in 2001, for small technology concept companies, without significant revenues or earnings.

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

OUR ABILITY TO EFFECTUATE OUR BUSINESS MODEL MAY BE LIMITED, WHICH WOULD ADVERSELY EFFECT OUR BUSINESS AND FINANCIAL CONDITIONS.

Our future performance will depend to a substantial degree upon our ability to effectuate and generate revenues from our licensing and royalty business model. In this regard, we have licensed technology and have to generate royalty payments from the sale of products utilizing such technology. However, there is no assurance of our ability to effectively license our technologies or that a market for our technologies will develop to generate sustainable revenues through royalty payments.

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

OUR MANAGEMENT IS ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER ALL MATTERS REQUIRING SHAREHOLDER APPROVAL.

Our existing directors, executive officers, and their respective affiliates are the beneficial owners of over 20% of the outstanding shares of common stock, excluding stock options. As a result, our existing directors, executive officers, principal shareholders and their respective affiliates, if acting together, would be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

THE TRADING PRICE OF OUR COMMON STOCK MAY DECREASE DUE TO FACTORS BEYOND OUR CONTROL.

The trading price of our common stock is subject to significant fluctuations in response to numerous factors, including without limitation:

•	variations in anticipated or actual results of operations;

•	announcements of new products or technological innovations by us or our competitors;

•	changes in earnings estimates of operational results by analysts;

•	inability of market makers to combat short positions on the stock;

•	an overall downturn in the financial markets and stock markets;

•	the use of stock to pay employees and consultants if sufficient working capital is not available;

•	inability of the market to absorb large blocks of stock sold into the market; and

•	developments or disputes concerning our intellectual property.

Moreover, the stock market from time-to-time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for small technology companies without significant revenues. These broad market fluctuations may adversely affect the market price of our Common Stock. If our shareholders sell substantial amounts of their common stock in the public market, the price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a price we deem appropriate.

WE HAVE NOT PAID CASH DIVIDENDS AND IT IS UNLIKELY THAT WE WILL PAY CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

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

WE MAY NOT HAVE SUFFICIENT CAPITAL TO RUN OUR OPERATIONS.

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

Our Certificate of Incorporation currently authorizes the Board of Directors to issue up to 500,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock. The power of the Board of Directors to issue shares of Common Stock or warrants or options to purchase shares of Common Stock is generally not subject to shareholder approval. Accordingly, any additional issuance of our Common Stock may have the effect of further diluting your investment.

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

As of December 31, 2006, we have 200,449,577 shares of common stock outstanding. Our certificate of incorporation, as amended, authorizes us to issue 500,000,000 shares of common stock. If we are not able to increase our authorized capital, we may not be able to raise additional funds or pay service providers which could be harmful to our business or cause us to cease operations altogether.

LIMITED PUBLIC MARKET FOR OUR COMMON STOCK MAY AFFECT OUR SHAREHOLDERS' ABILITY TO SELL OUR COMMON STOCK.

Our Common Stock currently was traded on NASDAQ's Over-The-Counter Bulletin Board through May 2007.  Our Common Stock is currently traded on the Over the Counter Pink Sheets, which is generally considered to be a less efficient market than national exchanges. Consequently, the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, difficulties in obtaining price quotations, reduction in security analysts' and the new media's coverage of us, if any, and lower prices for our securities than might otherwise be attained. This circumstance could have an adverse effect on the ability of an investor to sell any shares of our common stock as well as on the selling price for such shares. In addition, the market price of our common stock may be significantly affected by various additional factors, including, but not limited to, our business performance, industry dynamics or changes in general economic conditions.

APPLICABILITY OF "PENNY STOCK RULES" TO BROKER-DEALER SALES OF OUR COMMON STOCK COULD HAVE A NEGATIVE EFFECT ON THE LIQUIDITY AND MAREKT PRICE OF OUR COMMON STOCK.

Our common stock is subject to the "penny stock rules" adopted pursuant to Rule 15g-9 of the Securities and Exchange Act of 1934, as amended, which apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which has a tangible net worth of less than $5,000,000 or $2,000,000 if we have been operating for three or more years. The penny stock rules impose additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchase and have received the purchaser's written consent to the transaction prior to sale. Consequently, the penny stock rules affect the ability of broker-dealers to sell shares of our common stock and may affect the ability of shareholders to sell their shares in the secondary market if such a market should ever develop, as compliance with such rules may delay and/or preclude certain trading transactions. The penny stock rules could have an adverse effect on the liquidity and/or market price of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive office is at 405 Lexington Avenue, 32nd Floor, New York, New York, 10174. We lease approximately 300 square feet of office space on a month-to-month basis. The aggregate annual rent for this office space was $6,000 in 2006.  We believe our facilities are adequate for our current and planned business operations.

ITEM 3. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of December 31, 2006, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements other than the litigation described above which was subsequently settled.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2006, our Common Stock traded on NASDAQ's Over-The-Counter Bulletin Board under the symbol "MHTX.OB".  Starting on May 8, 2007, our company began trading and, currently trades, on the Over the Counter Pink Sheets under the symbol “MHTX.PK”.  The following table sets forth for the periods indicated, the high and low per share bid information for our common stock for quarter ended March 31, 2007 and the fiscal years ended December 31, 2006 and 2005, as reported by www.nasdaq.com. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark down or commissions and may not represent actual transactions.

Bid Prices {need to changed to high and low bid info}

2007	High	Low
First Quarter	$0.039	$0.014

2006	High	Low
First Quarter	$0.065	$0.050
Second Quarter	0.075	0.047
Third Quarter	0.060	0.027
Fourth Quarter	0.044	0.012

2005	High	Low
First Quarter	$0.080	$0.055
Second Quarter	0.066	0.045
Third Quarter	0.079	0.036
Fourth Quarter	0.090	0.056

As of December 31, 2006, we had 597 registered shareholders and 200,449,577 shares of Common Stock issued and outstanding.

DIVIDENDS

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

RECENT SALES OF UNREGISTERED SECURITIES

During the past three years, we have issued unregistered securities in the following transactions:

2006

In September 2006, the Company issued 400,000 shares of common stock for consulting and legal services rendered at $.044 per share or approximately $18,000.

In August 2006, the Company issued 1,184,220 shares of common stock for settlement of accrued legal services previously rendered of approximately $59,000.

In July 2006, the Company issued 585,000 shares of common stock for consulting services rendered at $.06 per share or approximately $35,000.

In May 2006, the Company issued 13,000,000 shares for services rendered by its Board of Directors valued at $.06 per share or $780,000.

In March 2006 the Company issued 150,000 shares for services rendered valued at $.058 per share or approximately $9,000.

In February 2006, the Company issued 505,000 shares for services rendered by consultants and our single employee valued at $.051 per share or approximately $26,000.  In February 2006, the Company issued 795,324 shares in satisfaction of note payable of approximately $43,000 and interest of approximately $2,000.

2005

In March 2005, the Company issued 250,000 shares for consulting services valued at $16,750. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In January 2005, the Company issued 100,000 shares for consulting services valued at $6,200. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In January 2005, the Company issued 500,000 shares for legal services valued at $31,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

2004

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

Securities Authorized for Issuance under Equity Incentive Plans

Our 1998 Stock Option Plan (the "1998 Plan"), authorizes the issuance of options and Common Stock to officers, employees and directors. We reserved 30,000,000 shares of our Common Stock for awards to be made under the 1998 Plan. The 1998 Plan allows for the issuance of either incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees) or non-qualified stock options. The 1998 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten years. Under the 1998 Plan, the exercise price may not be less than fair market value on the date of grant for both incentive stock options and non-qualified stock options. The number of options under the 1998 Plan available for grant at December 31, 2006 was 30,000,000.

In 2000, our Board of Directors adopted the 2000 Equity Incentive Plan (the "2000 Plan"). The 2000 Plan authorizes the issuance of options, right to purchase Common Stock and stock bonuses to officers, employees, directors and consultants. We reserved 30,000,000 shares of our Common Stock for awards to be made under the 2000 Plan. On September 14, 2001, we filed a registration statement on Form S-8 to register 900,000 of these shares. On November 19, 2001, we registered an additional 550,000 shares of our common stock for issuance under the 2000 Plan. On January 30, 2002, we registered an additional 975,000 shares of our common stock for issuance under the 2000 Plan. On March 22, 2002, we registered an additional 925,000 shares of our common stock for issuance under the 2000 Plan. On July 12, 2002, we registered an additional 990,000 shares of our common stock for issuance under the 2000 Plan. On January 17, 2003, we registered an additional 8,000,000 of our common stock for issuance under the 2000 Plan. The 2000 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2000 Plan allows for the issuance of incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2000 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2000 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2000 Plan available for grant at December 31, 2006 was 25,281,000.

In November 2004, our Board of Directors adopted the 2004 Consultant Stock Plan (the "2004 Plan"). The purpose of this 2004 Consultant Stock Plan is to advance the interests of the Company by helping the Company obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services the Company is substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of capital stock of the Company. We reserved 2,000,000 shares of our Common Stock for awards to be made under the 2004 Plan. We filed a registration statement of Form S-8 with the SEC on November 26, 2004 to register the shares underlying the 2004 plan. The 2004 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee, or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2004 Plan. The number of shares under the 2004 Plan available for grant at December 31, 2006 was 500,000.

On May 9, 2005, our Board of Directors adopted the 2005 Equity Compensation Plan (the "2005 Plan"). The purpose of this Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success, by offering them an opportunity to participate in the our future performance through awards of Options, the right to purchase Common Stock and Stock Bonuses. We reserved 10,000,000 shares of our Common Stock for awards to be made under the 2005 Plan. The 2005 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee, or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2005 Plan. We filed a registration statement of Form S-8 with the SEC on June 8, 2005 to register the shares underlying the 2005 plan. The number of shares under the 2005 Plan available for grant at December 31, 2006 was 4,868,763.

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2006, the most recently completed fiscal year.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	–	–	60,649,763
Total	-	-	60,649,763

Exercise prices and weighted-average contractual lives of stock options outstanding as of December 31, 2006 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.02	1,800,000	6.58	0.02	1,800,000	0.02
0.05	18,625,000	3.65	0.05	18,625,000	0.05
0.20	5,760,000	2.71	0.20	5,760,000	0.20
0.39	250,000	5.98	0.39	250,000	0.39
1.25	200,000	5.98	1.25	200,000	1.25
2.25	110,000	4.46	2.25	110,000	2.25
2.40	500,000	4.33	2.40	500,000	2.40
$0.055	1,000,000	8.58	0.055	1,000,000	0.055

All options issued through December 31, 2006 vested within ninety days from the date of grant and expire at various dates during 2008 through 2013.  Of the 5,000,000 options issued in April 2003, 3,000,000 vested in 30 days and 2,000,000 vested one year from date of issuance.  These options will expire through June 2013.

On December 31, 2005 and December 31, 2006, the Company had 19,250,000 warrants outstanding.  The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2006.

Date	Number of Warrants	Exercise Price	Contractual Life	Number of Shares Exercisable
January 8, 1998	750,000	$.10	10 years	750,000
July 28, 1998	12,500,000	.05	10 years	12,500,000
February 10, 1998	2,000,000	.75	10 years	2,000,000
November 9, 2004	4,000,000	.05	4 years	4,000,000
	19,250,000			19,250,000

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

As of December 31, 2006, we had an accumulated loss since inception, 1992, of $47,487,000. Included in this accumulated loss are charges amounting to approximately $20,215,000 relating to the issuance of equity instruments for services and approximately $6,700,000 from Tamarack prior to our acquisition of Tamarack. We expect operating losses to continue for the foreseeable future because we will be continuing to fund research and development efforts as well as general and administrative expenses.

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

COMPARISON OF YEAR ENDED DECEMBER 31, 2006 TO YEAR ENDED DECEMBER 31, 2005.

NET LOSS. We reported a net loss of $1,694,000, or $(0.01) per common share, basic and diluted, for the year ended December 31, 2006, versus a net loss of $219,000, or $(0.00) per common share, basic and diluted, for the year ended December 31, 2005.  The increase of our net loss of $1,475,000 or 674% resulted from our sale of equity interest in the licensee for the mid-range fuel cell technology for approximately $900,000 in 2005 and no corresponding sale in 2006 and decreased gain from the sale of Novint common stock of $346,000 in 2006 compared to 2005.

REVENUES. We had no revenues for the years ended December 31, 2006 and 2005.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the year ended December 31, 2006 totaled $1,938,000, an increase of $320,000, or 20%, versus costs and expenses of $1,618,000 for the year ended December 31, 2005.  These costs and expenses are detailed below.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,717,000 for the year ended December 31, 2006, which consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $1,391,000 for the year ended December 31, 2005. This increase of $326,000, or 23%, is primarily a result of increased charges for the issuance of stock and stock options for services by approximately $515,000 compared to the prior year.

RESEARCH AND DEVELOPMENT. Research and development expenses were $221,000 for year ended December 31, 2006 compared to $227,000 for the year ended December 31, 2005, a marginal decrease of $6,000.

LIQUIDITY AND PLAN OF OPERATIONS

We are a development stage company and are in the technology acquisition and development phase of our operations. Accordingly, we have relied primarily upon private placements and subscription sales of stock to fund our continuing activities and acquisitions. To a limited extent, and as described below, we have also relied upon borrowing from two of the Company’s former senior officers, Marvin Maslow and Jack Harrod, and through a bank guarantee made by Mr. Maslow of a traditional loan which we recently retired. Until we generate revenue from sales and licensing of technology, or receive a large infusion of cash from a potential strategic partner or through the efforts of an investment banker, we intend to continue to rely upon these methods and the limited sales of our shares or other assets, which has become increasingly difficult with our low share price, to fund operations during the next year.

Our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, and 1,751,075 shares of common stock of Novint Technologies, Inc.; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

Stockholders' equity totaled a deficit of $2,384,000 on December 31, 2006 and the working capital was a deficit of $2,820,000 on such date.

In 2008, the Company purchased, in exchange for common stock of the Company, Metallicum, Inc. and its licensed patented technology.  We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next 12 months, although we have no agreements, other than the agreement to acquire Metallicum, Inc., regarding any such technologies as of the date of this Report.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of December 31, 2006, we had $149,000 in cash and cash equivalents. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, borrowing as appropriate, and our cash on hand. However, we do not know if those resources will be adequate to cover our capital requirements.   Accordingly, the Company’s management will seek to raise capital financing either through debt or equity financing.  Subsequent to December 31, 2006, the Company issued $1,060,000 of convertible debt during fiscal year 2007 which was then converted in 2007 for a total of 106,000,000 shares of the Company’s common stock.  See the footnotes to the financial statement for a further discussion.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the Financial Accounting standard Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”).  SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS NO. 155 also clarifies and amends certain other financial instruments acquired or issued in fiscal years beginning after September 15, 2006.  Management does not believe the adoption of SFAS NO. 155 will have any impact on its financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 156”).  SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract.  This statement is effective for the first fiscal year beginning after September 15, 2006. Management does not believe the adoption of SFAS No. 156 will have any impact on its financial position or results of operations.

In September 2006, FASB issued SFAS 157 “Fair Value Measurements”.  This Statement defined fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current practice.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. Management does not expect the adoption of SAB 108 to have a significant impact on our financial statements.

In September 2006, FASB issued SFAS 158 “Employers’ Accounting for defined benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in is statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.  However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FASB Staff Position (“FSP”) addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies . The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities , and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity , and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others , to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (“GAAP”) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Early adoption of this FSP for interim or annual periods for which financial statements or interim reports have not been issued is permitted. Management is currently evaluating the effect of this pronouncement on financial statements.

GOING CONCERN

Our independent registered public accounting firm has stated in their audit report on the Company's December 31, 2006 consolidated financial statements, that we have experienced recurring losses and have working capital deficit. The conditions, among others, raise substantial doubt about our ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to reserves, impairment of long-lived assets, value of out stock issued to consultants for services and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however,  we believe that our estimates, including those for the above-described items, are reasonable.

OFF BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 7. FINANCIAL STATEMENTS.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2
CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2006	F-3
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND FOR THE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH DECEMBER 31, 2006	F-4
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT) FOR THE PERIODS FROM JULY 31, 1992 (INCEPTION) THROUGH DECEMBER 31, 2006	F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND FOR THE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH DECEMBER 31, 2006	F-13
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-15

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
216 SIXTEENTH STREET
SUITE 600
DENVER, COLORADO 80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Manhattan Scientifics, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Manhattan Scientifics, Inc. (a development stage enterprise) (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders' equity (capital deficit), and cash flows for each of the years in the two year period then ended. The financial statements for the period from inception (July 31, 1992) to December 31, 2003, were audited by other auditors whose report included an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern.  The financial statements for the period from inception (July 31, 1992) to December 31, 2003 include total revenues and net loss of $706,000 and $39,052,000, respectively.  Our opinion on the statements of operations, stockholders’ equity (deficit) and cash flows for the period from inception (July 31, 1992) to December 31, 2006, insofar as it relates to amounts for prior periods through December 31, 2003, is based solely on the report of the other auditors.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manhattan Scientifics, Inc. as of December 31, 2006, and the results of its operations and its cash flows for each of the years in the two year period then ended and for the period from inception (July 31, 1992) to December 31, 2006, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has experienced recurring losses and negative cash flows from operations and has both a working capital and a capital deficit at December 31, 2006, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might results from the outcome of this uncertainty.

AJ. ROBBINS, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
September 17, 2008

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED BALANCE SHEET

ASSETS	December 31, 2006
Current assets:
Cash and cash equivalents	$149,000
Prepaid expenses and other assets	9,000

Total current assets	158,000

Property and equipment, net	30,000
Investments	2,000
Patents, net of accumulated amortization of $1,678,000	402,000
Other asset	2,000

Total assets	$594,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$1,522,000
Accrued interest and expenses - related parties	324,000
Note payable to officers	1,100,000
Note payable - other	32,000

Total current liabilities	2,978,000

Commitments and Contingencies:

CAPITAL DEFICIT
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares; issued and outstanding - none	-
Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding	-
Series C convertible, redeemable, authorized 14,000 shares;
issued and outstanding - none	-
Common, authorized 250,000,000 shares, 200,449,577 shares issued,and outstanding	201,000
Additional paid-in-capital	44,902,000
Deficit accumulated during the development stage	(47,487,000)

Total capital deficit	(2,384,000)

$594,000

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

			PERIOD FROM
			JULY 31, 1992
	YEAR ENDED		(INCEPTION)
	DECEMBER 31,		THROUGH
	2006	2005	December 31, 2006

Revenue	$-	$-	$856,000

Operating costs and expenses:
General and administrative	1,717,000	1,391,000	39,502,000
Research and development	221,000	227,000	8,612,000
Impairment charge of certain patents	-	-	189,000

Total operating costs and expenses	1,938,000	1,618,000	48,303,000

Loss from operations before other income and expenses	(1,938,000)	(1,618,000)	(47,447,000)

Other income and expenses:
Gain from sale of equity interest	-	885,000	885,000
Gain on settlement of NMXS.com option	50,000	-	50,000
Proceeds from sale of NMX.com common stock	-	-	393,000
Gain from sale of Novint Technologies Inc. common stock	270,000	616,000	1,464,000
Gain on issuance of investor common stock	-	-	531,000
Contract revenue	-	-	3,741,000
Interest and other expenses	(80,000)	(105,000)	(1,021,000)
Interest income	6,000	3,000	178,000
Equity in losses of investees	-	-	(1,243,000)
Gain / (Loss) on disposal of equipment	(2,000)	-	(13,000)

NET LOSS	$(1,694,000)	$(219,000)	$(42,482,000)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares outstanding	194,582,629	181,011,431

Basic and diluted loss per common share	$(0.01)	$(0.00)

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDARIES
(a development stage enterprise)

Consolidated Statements of Stockholders’ Equity (Capital Deficit)
(Notes A and F)
For the Cumulative Period from July 31, 1992 (Inception) Through December 31, 2006

	Series A Preferred Stock	Preferred Stock $.001 Par Value Series B Shares Amount		Preferred Stock $.001 Par Value Series C Shares Amount		Common Stock $.001 Par Value Shares Amount		Additional Paid-in Capital	Deferred Comp.	Amounts Receivable From Stockholders	Deficit Accumulated During the Develop. Stage	Treasury Stock	Total
Initial issuance of shares to founders on contribution of intangible assets at historic cost basis	$-	-	$-	-	$-	14,391,627	$14,500	$500	$-	$-	$-	$-	$15,000
Additional founders' contribution								40,000		(40,000)			-
Issuance of 1,037,000 shares of Series A preferred stock, net of issuance costs	10,000							1,020,000		(286,000)			744,000
Net loss											$(543,000)		(543,000)

Balance, March 31, 1993	10,000					14,391,627	14,500	1,060,500		(326,000)	(543,000)		216,000

Issuance of shares to investor at approximately $.21 per share						14,391,627	14,500	2,985,500					3,000,000
Issuance of shares on exercise of options						479,720	1,000	49,000					50,000
Services performed in exchange for Series A preferred stock issued in fiscal 1993										127,000			127,000
Net loss											(2,292,000)		(2,292,000)

Balance, March 31, 1994	10,000					29,262,974	30,000	4,095,000		(199,000)	(2,835,000)		1,101,000

Services performed for Series A preferred stock issued in fiscal 1993										159,000			159,000
Issuance of shares at approximately $.52 per share						345,399		182,000					182,000
Net loss											(2,250,000)		(2,250,000)

Balance, December 31, 1994	10,000					29,608,373	30,000	4,277,000		(40,000)	(5,085,000)		(808,000)

Issuance of 163,000 shares of Series A preferred stock	2,000							161,000					163,000
Write-off of amounts receivable from stockholders								(40,000)		40,000			-
Net loss											(972,000)		(972,000)

Balance, December 31, 1995	12,000					29,608,373	30,000	4,398,000		-	(6,057,000)		(1,617,000)

Issuance of shares upon exercise of option for $15,000						14,391,627	14,000	1,000					15,000
Net loss											(284,000)		(284,000)

Balance, December 31, 1996	12,000					44,000,000	44,000	4,399,000		-	(6,341,000)		(1,886,000)

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDARIES
(a development stage enterprise)

Consolidated Statements of Stockholders’ Equity (Capital Deficit)
(Notes A and F)
For the Cumulative Period from July 31, 1992 (Inception) Through December 31, 2006

	Series A Preferred Stock	Preferred Stock $.001 Par Value Series B Shares Amount	Preferred Stock $.001 Par Value Series C Shares Amount	Common Stock $.001 Par Value Shares Amount		Additional Paid-in Capital	Deferred Comp.	Amounts Receivable From Stockholders	Deficit Accumulated During the Develop. Stage	Treasury Stock	Total
Balance, December 31, 1996	12,000			44,000,000	44,000	4,399,000			(6,341,000)		(1,886,000)
Purchase and retirement of 1,200,000 shares of Series A preferred stock	(12,000)					(58,000)					(70,000)
Purchase of 7,195,814 treasury shares of common stock for $15,000										(15,000)	(15,000)
Net loss/comprehensive loss									(335,000)		(335,000)

Balance, December 31, 1997	-			44,000,000	44,000	4,341,000		-	(6,676,000)	(15,000)	(2,306,000)

Purchase of 7,195,813 treasury shares of common stock for $15,000										(15,000)	(15,000)
Special distribution of 14,391,627 shares of common stock to Projectavision, Inc.						346,000				30,000	376,000
Shares deemed issued in connection with reverse merger				11,000,000	11,000	(11,000)
Issuance of 182,525 shares of Series A preferred stock and warrants exercisable into 750,000 shares of common stock at an exercise price of $.10 per share in exchange for note payable of $1,500,000 and accrued interest of $330,000 including deemed dividend in connection with beneficial conversion feature of preferred stock						2,850,000			(1,020,000)		1,830,000
Issuance of shares at $.20 per share, net of issuance costs				5,000,000	5,000	970,000					975,000
Issuance of shares to purchase intangible assets				7,200,000	7,000	1,433,000					1,440,000
Issuance of shares at $.58 per share for consulting services				1,000,000	1,000	579,000					580,000
Issuance of warrants on February 10, 1998 to purchase 2,000,000 shares of common stock exercisable at $.75 per share at fair value for services resulting from cashless exercise feature						660,000					660,000
Issuance of shares at $.18 per share				275,000		50,000					50,000
Issuance of shares on conversion of 182,525 shares of Series A preferred stock				9,435,405	10,000	(10,000)
Issuance of shares at $.05 per share				20,340,000	20,000	997,000					1,017,000
Issuance of stock options and warrants at fair value for services						2,165,000					2,165,000
Net loss/comprehensive loss									(4,580,000)		(4,580,000)

Balance, December 31, 1998				98,250,405	98,000	14,370,000			(12,276,000)	-	2,192,000

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDARIES
(a development stage enterprise)

Consolidated Statements of Stockholders’ Equity (Capital Deficit)
(Notes A and F)
For the Cumulative Period from July 31, 1992 (Inception) Through December 31, 2006

	Series A Preferred Stock	Preferred Stock $.001 Par Value Series B Shares Amount	Preferred Stock $.001 Par Value Series C Shares Amount	Common Stock $.001 Par Value Shares Amount		Additional Paid-in Capital	Deferred Comp.	Amounts Receivable From Stockholders	Deficit Accumulated During the Develop. Stage	Treasury Stock	Total
Balance, December 31, 1998				98,250,405	$ 98,000	$ 14,370,000			$ (12,276,000)		$2,192,000
Issuance of shares in satisfaction of accrued expenses				78,000		15,000					15,000
Issuance of shares at $.49 per share for consulting services				10,000		5,000					5,000
Issuance of shares at $.49 per share to purchase furniture and fixtures				100,000		49,000					49,000
Issuance of shares at market prices as consulting services were performed				17,269		15,000					15,000
Issuance of shares to purchase intangible assets				1,000,000	1,000	999,000					1,000,000
Issuance of shares at $1.25 per share for services				1,600		2,000					2,000
Issuance of stock options Immediately exercisable at fair value for services						6,572,000					6,572,000
Issuance of warrants on February 10, 1998 to purchase 2,000,000 shares of common stock exercisable at $.75 per share for consulting services resulting from notification of warrant holder of intent to exercise						1,090,000					1,090,000
Shares issuable at $1.27 per share in connection with note payable						191,000					191,000
Issuance of shares on exercise of 100,000 options at $.20 per share				100,000		20,000					20,000
Issuance of Series B convertible preferred shares at $6.00 per share including deemed dividend in connection with beneficial conversion feature of preferred stock		245,165				2,942,000			(1,471,000)		1,471,000
Issuance of shares at $.75 per share				533,000	1,000	399,000					400,000
Issuance of shares at $.75 per share				515,000	1,000	385,000					386,000
Issuance of shares at market price for service				4,942
Issuance of common stock to Equilink, LLC on exercise of cashless warrants				1,076,923	1,000	(1,000)
Net loss/comprehensive loss									(9,800,000)		(9,800,000)

Balance, December 31, 1999		245,165		101,687,139	102,000	27,053,000			(23,547,000)		3,608,000

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDARIES
(a development stage enterprise)

Consolidated Statements of Stockholders’ Equity (Capital Deficit)
(Notes A and F)
For the Cumulative Period from July 31, 1992 (Inception) Through December 31, 2006

	Series A Preferred Stock	Preferred Stock $.001 Par Value Series B		Preferred Stock $.001 Par Value Series C		Common Stock $.001 Par Value		Additional Paid-in Capital	Deferred Comp.	Amounts Receivable From Stockholders	Deficit Accumulated During the Develop Stage	Treasury Stock	Total
		Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 1999		245,165				101,687,139	$ 102,000	$ 27,053,000			$(23,547,000)		$ 3,608,000
Shares issued of Series preferred shares at $100.00 per share including deemed dividend in connection with beneficial conversion feature of preferred stock				14,000				2,199,000			(1,400,000)		799,000
Issuance of shares in connection with Series C preferred stock private placement investment						700,000	1,000	600,000					601,000
Shares issuable at $2.23 per share in connection with research and development license agreement								1,115,000			(1,115,000)
Issuance of shares at market price for services						11,083		24,000					24,000
Issuance of options at market value for services								229,000					229,000
Issuance of options for 100,000 shares @$.40 per share for services/amortization of deferred comp.									113,000				113,000
Issuance of stock options in connection with deferred compensation agreement								425,000	(425,000)
Issuance shares to purchase furniture and fixtures						10,500		40,000					40,000
Issuance of shares in connection with Series C preferred stock private placement						10,000
Issuance of shares at $1.25 per share						1,600,050	2,000	1,998,000					2,000,000
Conversion of Series B preferred stock to common		(60,000)				600,000
Issuance of shares at market price for services						51,000		102,000					102,000
Shares issuable at market price for services								88,000					88,000
Net loss/comprehensive loss											(4,736,000)		(4,736,000)

Balance, December 31, 2000		185,165		14,000		104,669,772	105,000	33,873,000	(312,000)		(30,798,000)		2,868,000
Issuance of shares in connection with private placement offerings						1,097,500	1,098	694,000					695,098
Issuance of shares upon conversion of Series B preferred stock		(100,166)				1,001,660	1,002						1,002
Issuance of shares upon conversion of Series C preferred stock				(14,000)		2,800,000	2,800						2,800
Issuance of shares upon exercise of stock options						15,000	15	3,000					3,015
Issuance of shares to acquire Teneo Computing Inc.						1,400,000	1,400	784,000					785,400
Issuance of shares to purchase 42% of Novint Technologies, Inc.						1,000,000	1,000	560,000					561,000
Issuance of shares for services at fair market value						3,388,097	1,743	2,138,000					2,139,743
Exercise of warrants issued for services						942,281	942	782,000					782,942
Issuance of stock options for services								250,000					250,000
Amortization of deferred compensation									85,000				85,000
Net loss/comprehensive loss											(6,662,000)		(6,662,000)

Balance, December 31, 2001		84,999	-			116,314,310	115,000	39,084,000	(227,000)		(37,460,000)		1,512,000

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDARIES
(a development stage enterprise)

Consolidated Statements of Stockholders’ Equity (Capital Deficit)
(Notes A and F)
For the Cumulative Period from July 31, 1992 (Inception) Through December 31, 2006

	Series A Preferred Stock	Preferred Stock $.001 Par Value Series B		Preferred Stock $.001 Par Value Series C		Common Stock $.001 Par Value		Additional Paid-in Capital	Deferred Comp.	Accounts Receivable From Stockholders	Deficit Accumulated During the Develop. Stage	Treasury Stock	Total
		Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2001		84,999				116,314,310	$115,000	$39,084,000	(227,000)		$(37,460,000)		$1,520,000
Issuance of shares in connection with private placement offering						850,000	1,000	253,000					254,000
Issuance of shares for the payment of research and development						75,000		30,000					30,000
Issuance of shares at market for services rendered						5,000		2,000					2,000
Issuance of shares in connection with private placement offering						285,700		100,000					100,000
Issuance of shares for the payment of research and development						975,000	1,000	360,000					361,000
Issuance of shares at market for services rendered						620,000	1,000	203,000					204,000
Issuance of shares in connection with private placement offering						400,000		100,000					100,000
Issuance of shares upon conversion of Series B preferred stock		(10,000)				100,000
Issuance of shares at market for services rendered						500,000	1,000	135,000					136,000
Issuance of shares for the payment of research and development						150,000		40,000					40,000
Issuance of shares in connection with private placement offering						600,000	1,000	149,000					150,000
Issuance of shares at market for services rendered						25,277		8,000					8,000
Issuance of shares in connection with private placement offering						1,000,000	1,000	99,000					100,000
Issuance of shares in connection with private placement offering						300,000		30,000					30,000
Issuance of shares at market for services rendered						247,934		59,000					59,000
Issuance of shares at market for services rendered						1,285,301	1,000	169,000					170,000
Issuance of shares at market for services rendered						394,000		39,000					39,000
Issuance of shares at market for services rendered						60,000		8,000					8,000
Issuance of shares at market for services rendered						75,000		7,000					7,000
Amortization of deferred compensation									85,000				85,000
Net loss/comprehensive loss											(4,028,000)		(4,028,000)

Balance, December 31, 2002		74,999				124,262,522	122,000	40,875,000	(142,000)		(41,488,000)		(633,000)

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDARIES
(a development stage enterprise)

Consolidated Statements of Stockholders’ Equity (Capital Deficit)
(Notes A and F)
For the Cumulative Period from July 31, 1992 (Inception) Through December 31, 2006

	Series A Preferred Stock	Preferred Stock $.001 Par Value Series B		Preferred Stock $.001 Par Value Series C		Common Stock $.001 Par Value		Additional Paid-in Capital	Deferred Comp.	Accounts Receivable From Stockholders	Deficit Accumulated During the Develop. Stage	Treasury Stock	Total
		Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2002		74,999				124,262,522	122,000	40,875,000	(142,000)		(41,488,000)		(633,000)

Issuance of shares at market for services rendered						1,000,000	1,000	70,000					71,000
Issuance of shares in connection with private placement offering						1,000,000	1,000	40,000					41,000
Issuance of shares at market for services rendered						125,000		1,000					1,000
Issuance of shares at market for services rendered						1,000,000	1,000	50,000					51,000
Issuance of shares at market for services rendered						300,000	1,000	20,000					21,000
Issuance of shares at market for services rendered						2,000,000	2,000	100,000					102,000
Issuance of shares at market for services rendered						2,000,000	2,000	79,000					81,000
Issuance of shares at market for services rendered						1,000,000	1,000	49,000					50,000
Issuance of shares at market for services rendered						400,000	1,000	20,000					21,000
Issuance of shares at market for services rendered						20,000		1,000					1,000
Issuance of shares at market for services rendered						20,000		1,000					1,000
Issuance of shares at market for services rendered						20,000		1,000					1,000
Issuance of shares at market for services rendered						400,000	1,000	16,000					17,000
Issuance of shares at market for services rendered						500,000	1,000	25,000					26,000
Issuance of shares at market for services rendered						1,011,000	1,000	40,000					41,000
Issuance of shares at market for services rendered						250,000		10,000					10,000
Issuance of shares at market for services rendered						260,000		10,000					10,000
Issuance of shares at market for services rendered						250,000		10,000					10,000
Issuance of shares at market for services rendered						125,000		5,000					5,000
Issuance of shares at market for services rendered						600,000	1,000	25,000					26,000
Issuance of shares at market for services rendered						500,000	1,000	20,000					21,000
Issuance of shares at market for services rendered						100,000		4,000					4,000
Issuance of shares at market for director/officer services rendered						13,500,000	14,000	392,000					406,000
Issuance of shares at market for director/officer services rendered						5,250,000	5,000	153,000					158,000
Issuance of shares upon cancelation of stock options						2,750,000	3,000	82,000					85,000
Issuance of shares at market for director/officer services rendered						1,750,000	2,000	52,000					54,000
Issuance of shares upon cancelation of stock options						990,000	1,000	30,000					31,000
Issuance of shares at market for director/officer services rendered						2,250,000	2,000	65,000					67,000
Issuance of shares at market for director/officer services rendered						1,000,000	1,000	49,000					50,000

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDARIES
(a development stage enterprise)

Consolidated Statements of Stockholders’ Equity (Capital Deficit)
(Notes A and F)
For the Cumulative Period from July 31, 1992 (Inception) Through December 31, 2006

	Series A Preferred Stock	Preferred Stock $.001 Par Value Series B		Preferred Stock $.001 Par Value Series C		Common Stock $.001 Par Value		Additional Paid-in Capital	Deferred Comp.	Accounts Receivable From Stockholders	Deficit Accumulated During the Develop. Stage	Treasury Stock	Total
		Shares	Amount	Shares	Amount	Shares	Amount
Year ended December 31, 2003 (continued)
Issuance of shares at market for director/officer services rendered						250,000		12,000					12,000
Issuance of shares at market for director/officer services rendered						250,000		12,000					12,000
Issuance of shares at market for director/officer services rendered						1,000,000	1,000	50,000					51,000
Issuance of shares at market for director/officer services rendered						250,000		12,000					12,000
Issuance of shares at market for director/officer services rendered						250,000		12,000					12,000
Issuance of shares upon cancelation of stock options						500,000	1,000	30,000					31,000
Issuance of shares at market for services rendered						50,000		2,000					2,000
Issuance of shares at market for services rendered						1,000,000	1,000	50,000					51,000
Issuance of shares at market for services rendered						35,000		2,000					2,000
Issuance of shares at market for services rendered						500,000	1,000	25,000					26,000
Issuance of shares upon cancelation of stock options						500,000	1,000	30,000					31,000
Issuance of shares upon cancelation of stock options						675,000	1,000	40,000					41,000
Issuance of shares for options exchanged						200,000
Issuance of shares for options exchanged						100,000
Issuance of shares for options exchanged						200,000
Issuance of shares for options exchanged						250,000
Issuance of shares for options exchanged						130,000
Issuance of shares for options exchanged						100,000
Issuance of shares for options exchanged						200,000
Issuance of shares for options exchanged						100,000
Conversion of series B preferred stock to common		(25,000)				250,000
Issuance of shares at market for services rendered						250,000		21,000					21,000
Issuance of shares at market for services rendered						335,000	1,000	20,000					21,000
Stock options issued for services								113,000					113,000
Amortization of deferred compensation									142,000				142,000
Net loss/comprehensive loss											(2,569,000)		(2,569,000)

Balance, December 31, 2003		49,999				172,008,522	172,000	42,726,000	-		(44,057,000)		(1,159,000)

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDARIES
(a development stage enterprise)

Consolidated Statements of Stockholders’ Equity (Capital Deficit)
(Notes A and F)
For the Cumulative Period from July 31, 1992 (Inception) Through December 31, 2006

	Series A Preferred Stock	Preferred Stock $.001 Par Value Series B		Preferred Stock $.001 Par Value Series C		Common Stock $.001 Par Value		Additional Paid-in Capital	Deferred Comp.	Accounts Receivable From Stockholders	Deficit Accumulated During the Develop. Stage	Treasury Stock	Total
		Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2003		49,999				172,008,522	$172,000	$42,726,000	-		$(44,057,000)		$(1,159,000)

Issuance of shares at market for services rendered						4,833,000	5,000	487,000					492,000
Issuance of shares on exercise of options						866,000		126,000					126,000
Issuance of shares for the payment of notes payable						641,274	1,000	47,000					48,000
Issuance of warrants in connection with note payable								214,000					214,000
Net loss/comprehensive loss											(1,517,000)		(1,517,000)

Balance December 31, 2004		49,999				178,348,796	178,000	43,600,000			(45,574,000)		(1,796,000)

Stock options issued in exchange for previously issued options								46,000					46,000
Issuance of shares at market for services rendered						1,023,000	1,000	64,000					65,000
Issuance of shares in satisfaction of accrued expenses						4,458,237	4,000	238,000					242,000
Net loss/comprehensive loss											(219,000)		(219,000)

Balance December 31, 2005		49,999				183,830,033	183,000	43,948,000			(45,793,000)		(1,662,000)

Issuance of shares at market for services rendered						1,640,000	2,000	86,000					88,000
Issuance of shares in satisfaction of note payable						795,324	1,000	44,000					45,000
Issuance of shares for services rendered by Board of Directors						13,000,000	13,800	766,200					780,000
Issuance of shares in satisfaction of accrued expenses						1,184,220	1,200	57,800					59,000
Net loss/comprehensive loss											(1,694,000)		(1,694,000)

Balance December 31, 2006	-	49,999	$ -	-	$ -	200,449,577	$201,000	$44,902,000	$-	$ -	$(47,487,000)	$ -	$(2,384,000)

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			PERIOD FROM
			JULY 31, 1992
	YEAR ENDED DECEMBER 31,		(INCEPTION) THROUGH
	2006	2005	December 31, 2006
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net loss	$(1,694,000)	$(219,000)	$(42,482,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of investments	(270,000)	(616,000)	(1,853,000)
Gain on settlement of NMXS.com option	(50,000)	-	(50,000)
Gain from sale of equity interest in Horizon	-	(885,000)	(885,000)
Gain on issuance of investee common stock	-	-	(531,000)
Common stock issued for services	868,000	307,000	7,113,000
Preferred stock issued for services	-	-	598,000
Stock options issued for services	-	46,000	9,841,000
Cashless stock option exercise	-	-	126,000
Warrants issued for services	-	-	2,556,000
Convertible note issued for services	15,000	-	107,000
Financing costs payable with common stock	-	-	191,000
Loss of equity investee	-	-	1,207,000
Amortization of technology license	-	-	537,000
Amortization of patents	208,000	208,000	1,678,000
Loss on disposal of equipment	2,000	-	28,000
Impairment charge of certain patents	-	-	189,000
Impairment charge on property and equipment	8,000	-	8,000
Depreciation	3,000	3,000	1,125,000
Changes in:
Prepaid expenses and other assets	140,000	166,000	193,000
Accounts payable and accrued expenses	370,000	272,000	3,075,000
Accrued interest and expenses - related parties	69,000	(33,000)	324,000

Net cash provided by (used in) operating activities;	(331,000)	(751,000)	(16,905,000)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Purchase of equipment			(432,000)
Purchase of investment	-	-	(100,000)
Proceeds from sale of equipment	-	4,000	18,000
Proceeds from sale of equity interest	-	885,000	885,000
Proceeds from settlement of NMXS.com	50,000	-	50,000
Proceeds received from sale of investment	66,000	616,000	1,690,000

Net cash provided by (used in) investing activities	116,000	1,505,000	2,111,000

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
			PERIOD FROM
			JULY 31, 1992
	YEAR ENDED DECEMBER 31,		(INCEPTION) THROUGH
	2006	2005	December 31, 2006
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Purchase of treasury stock	-	-	(100,000)
Note payable to stockholders	-	-	2,374,000
Proceeds from note payable - other	-	-	634,000
Repayment of note payable - other	-	19,000	(435,000)
Repayment of note payable to officers	-	(525,000)	(525,000)
Net proceeds from issuance of preferred stock	-	-	3,569,000
Net proceeds from issuance of common stock	-	-	9,571,000
Loan repayment to preferred stockholder	-	-	(148,000)
Capital lease payments	-	-	(13,000)
Return of security deposit	-	-	16,000

Net cash provided by (used in) financing activities	-	(506,000)	14,943,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(215,000)	248,000	149,000
Cash and cash equivalents, beginning of period	364,000	116,000	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$149,000	$364,000	$149,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$97,000	$111,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets contributed to the company in exchange for
Series A preferred stock	-	-	$45,000
Issuance of 14,391,627 common shares to acquire intangible assets	-	-	$15,000
Special distribution of 14,391,627 shares of common stock to
stockholder in settlement of stockholder advances	-	-	$376,000
Issuance of 7,200,000 common shares to acquire intangible assets	-	-	$1,440,000
Issuance of Series A preferred stock and warrants in settlement
of note payable and accrued interest	-	-	$1,830,000
Issuance of 1,000,000 common shares to acquire intangible assets	-	-	$1,000,000
Issuance of 100,000 common shares to acquire furniture and fixtures	-	-	$49,000
Issuance of 78,000 common shares in satisfaction of accrued expenses	-	-	$15,000
Issuance of 10,500 shares to acquire furniture and fixtures	-	-	$40,000
Issuance of 1,400,00 of common shares to acquire Teneo Computing	-	-	$785,000
Issuance of 1,000,000 of common shares to purchase 42% of Novint
Technologies	-	-	$561,000
Issuance of 641,274 shares of common stock in settlement of note payable	-	-	$48,000
Issuance of 3,180,552 common shares in satisfaction of accrued expenses	-	$159,000	$159,000
Issuance of 1,277,685 common shares in satisfaction of accrued expenses	-	$83,000	$83,000
Issuance of 795,324 of common shares in settlement of note payable	$45,000	-	$45,000
Issuance of 1,184,220 common shares in satisfaction of accrued expenses	$59,000	-	$59,000

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE A – ORGANIZATION AND OPERATIONS

Manhattan Scientifics, Inc. (formerly Grand Enterprises, Inc. (“Grand”), and its wholly-owned subsidiaries Tamarack Storage Devices, Inc. and Teneo Computing, Inc. (“Teneo”) (collectively “the Company”), a development stage enterprise, operates in a single business segment that seeks to commercialize technologies with an emphasis on consumer and commercial electronics. The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. The fiscal year end is December 31.

The Company has been engaged primarily in the commercialization of its technology.  The Company conducts its operations primarily in the Asia.

NOTE B - GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at December 31, 2006, had an accumulated capital deficit of $47,487,000. For the year ended December 31, 2006, the Company sustained a net loss of $1,694,000. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. Accordingly, the Company’s management will seek to raise capital financing either through debt or equity financing.  Subsequent to December 31, 2006, the Company issued $1,060,000 of convertible debt during fiscal year 2007 which was then converted in 2007 for a total of 106,000,000 shares of the Company’s common stock, see Note K for further discussions.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

[1] PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

[2] PROPERTY AND EQUIPMENT

Property and equipment consists of Artwork ($29,000) and office equipment ($3,000) and is recorded at cost less accumulated depreciation.  Depreciation is provided for office equipment on the straight-line method over the estimated useful lives of the assets, generally three years.  Total depreciation expense was $3,000 and $3,000 for the years ended December 31, 2006 and 2005, respectively.  As of December 31, 2006, accumulated depreciation was $2,000.  During the year ended December 31, 2006, the Company recorded an impairment charge as general and administrative expense on its property and equipment of $8,000 and loss on disposal of equipment of $2,000.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)

[3] INTANGIBLE ASSETS:

Patents are recorded at cost of $2,080,000. Amortization is charged against results of operations, as research and development expense, using the straight-line method over the estimated economic useful life. Patents related to the mid-range fuel cell and the micro fuel cell technologies are estimated to have an economic useful life of 10 years.  Amortization expenses were $208,000 for each of the years ended December 31, 2006 and 2005 and $1,678,000 for the period from July 31, 1992 (inception) through December 31, 2006.

Annual amortization of intangible assets remaining at December 31, 2006, are as follows:

Year ended December 31,
2007	$208,000
2008	194,000
Total	$402,000

[4] INCOME TAXES:

In accordance with SFAS 109, Accounting for Income Taxes, the Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company has provided a full valuation allowance on its deferred tax assets as the Company feels that it is more likely than not that it will not realize the benefits of these assets.

[5] PER SHARE DATA:

The basic and diluted per share data has been computed on the basis of the net loss available to common stockholders for the period divided by the historic weighted average number of shares of common stock outstanding. All potentially dilutive securities have been excluded from the computations since they would be antidilutive.

[6] RESEARCH AND DEVELOPMENT:

Research and development costs are expensed as incurred and amounted to $13,000 and $19,000 for the years ended December 31, 2006 and 2005, respectively and $6,934,000 for the period from July 31, 1992 (inception) through December 31, 2006.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)

[7] ADVERTISING EXPENSES:

The Company expenses advertising costs which consist primarily of promotional items and print media, as incurred. Advertising expenses amounted to $0, $1,000, and approximately $88,000 for the years ended December 31, 2006 and 2005 and for the cumulative period July 31, 1992 (inception) through December 31, 2006, respectively.

[8] USE OF ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates includes the carrying value of the Company's patents, fair value of the Company’s common stock, accounting for income taxes and uncertainty in income taxes and depreciation and amortization.

[9] INVESTMENTS:

The Company records its investment in Novint Technologies, Inc. (“Novint”) at cost and uses the equity method of accounting to record its proportionate share of Novint's net income or loss. During 2003, the Company recorded an impairment of the investment to $0 due to Novint’s inactivity.  Subsequently, during 2004, Novint issued common stock pursuant to a private placement, as a result, the Company has recorded a gain on issuance of investee common stock of $531,000. In addition for the year ended December 31, 2004, the Company has recorded an equity in loss of investee of $492,000, representing the Company’s share of Novint’s current losses.  The loss exceeded the Company’s basis in Novint during the year ended December 31, 2004 and the investment balance is carried at $0.  As a result of this, the Company did not record its proportionate share of equity in loss of investee for the years ended December 31, 2006 and 2005.  The Company’s share of loss not recorded amounted to approximately $379,000 and $514,000, respectively for the years ended December 31, 2006 and 2005. The Company will continue to account for its investment under the equity method of accounting, however, it will record its proportionate share of net income only after it has recovered all losses in excess of its basis.  For the years ended December 31, 2006 and 2005, the Company sold certain shares in Novint and has recorded a gain on sale of those shares of $270,000 and $616,000, respectively.  As of December 31, 2006, the Company owned 1,751,055 shares of Novint common stock or 9%.  The Company continued to account for its investment in Novint using the equity method since the Company exercises significant influence over Novint.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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

In 2004, the Company commenced an action against NMXS.Com, Inc. and its CEO based on their failure to honor exercise of certain warrants.  In March 2006, the Company received $50,000 as settlement to the litigation with the NMXS.COM, Inc.

[10] REVENUE RECOGNITION:

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

In April 2003, the Company entered into a nonexclusive license agreement with a third party for rights to its mid-range fuel cell technology. The Company received $300,000 upon signing of the agreement and is entitled to receive an additional $200,000 upon commercial launch (as defined) by the third party.   To date, the licensee has not commenced its commercial launch.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS
(CONTINUED)

[11] IMPAIRMENT OF LONG-LIVED ASSETS:

Long-lived assets, including patents and technology licenses to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable using expected future undiscounted cash flows. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset's carrying amount over its fair value as determined by selling prices for similar assets or application of other appropriate valuation techniques. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value less disposal costs. The Company reviewed its patents and technology licenses for impairment and determined that its solar fuel cell patents became impaired during 2002 and recorded a charge of approximately $189,000 in the fourth quarter of 2002 to reduce the carrying value of these patents to zero. For the years ended December 31, 2006 and 2005, there were no impairment charges related to the Company’s patents and technology licenses.

[12] STOCK-BASED COMPENSATION:

On January 1, 2006, the Company adopted SFAS No. 123 (R) “Share-Based Payment” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The accompanying consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s accompanying consolidated financial statements for the prior periods have not been restated, and do not include the impact of SFAS No. 123(R). Stock based compensation expense recognized under SFAS No. 123(R) for the year ended December 31, 2006 totaled $0.

[13] CASH EQUIVALENTS:

For purposes of reporting cash flows, the Company considers all short term, interest bearing deposits with original maturities of three months or less to be cash equivalents.

[14]  FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts of cash, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturity of these items.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS
(CONTINUED)

[15]  CONCENTRATION OF CREDIT RISK:

The Company maintains all cash in bank accounts, which at times may exceed federally insured limits.  The Company has not experienced a loss in such accounts.

[16]  RECLASSIFICATION

Certain reclassifications have been made to the 2005 balances to conform to the 2006 presentation.

[17]  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In February 2006, the Financial Accounting standard Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”).  SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS NO. 155 also clarifies and amends certain other financial instruments acquired or issued in fiscal years beginning after September 15, 2006.  The Company does not believe the adoption of SFAS NO. 155 will have any impact on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 156”).  SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract.  This statement is effective for the first fiscal year beginning after September 15, 2006.  The Company does not believe the adoption of SFAS No. 156 will have any impact on the Company’s financial position or results of operations.

In September 2006, FASB issued SFAS 157 “Fair Value Measurements”.  This Statement defined fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current practice.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating the effect of this pronouncement on its financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS
(CONTINUED)

[17]  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued):

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. The Company does not expect the adoption of SAB 108 to have a significant impact on its financial statements.

In September 2006, FASB issued SFAS 158 “Employers’ Accounting for defined benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in is statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.  However, an employer without publicly traded equity securities is required to disclose the following information in the notes to the financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  The Company is currently evaluating the effect of this pronouncement on its financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS
(CONTINUED)

[17]  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued):

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FASB Staff Position (“FSP”) addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities , and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity , and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others , to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (“GAAP”) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Early adoption of this FSP for interim or annual periods for which financial statements or interim reports have not been issued is permitted. The Company is currently evaluating the effect of this pronouncement on its financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE D - INVESTMENTS IN NOVINT

At December 31, 2006, the Company owns approximately 9% of Novint. The following is a summary of financial data regarding financial position and results of operations derived from the December 31, 2006 financial statements of Novint as of December 31, 2006.

Current assets (including cash of $255,000)	$687,000
Property and equipment	288,000
Other assets	401,000
$1,376,000
Liabilities	$1,206,000
Equity	170,000
$1,376,000
Revenue	$90,000
Net/Loss	$(4,310,000)

During the year ended December 31, 2006 the Company sold 100,000 shares of Novint and issued 210,335 shares in lieu of payment of a note payable for $270,000.

During 2005 Novint filed a Form SB-2 registration statement for its initial public offering.  The registration statement was declared effective on February 6, 2006.

In connection with a financing transaction of Novint the Company agreed to not sell their shares of Novint stock for a period of 1 year after the first day on which shares of Novint common stock is quoted or listed on a trading market, which was June 9, 2006.  The lock up, however, does not apply to 300,000 shares of Novint stock held by the Company.  Further the Company may sell up to an additional 200,000 shares subject to share price and volume limitations.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE E - BASIC AND DILUTED LOSS PER SHARE

Basic and diluted net loss per common share is presented in accordance with SFAS 128, "Earnings Per Share". Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the applicable reporting periods. The Company’s computation of dilutive net loss per share for the year ended December 31, 2006 and 2005 does not assume any exercise of options or warrants or shares issuable upon conversion of the series B preferred stock, which totaled, for both the year ended December 31, 2006 and 2005,  28,245,000, 19,250,000 and 499,990, respectively, as their effect is antidilutive.

NOTE F – NOTES PAYABLE – OFFICER

As of December 31, 2006, the Company has loans payable of $500,000 and $600,000 payable to its former Chief Operating Officer and Chief Executive Officer.  The loans bear interest at 5.5% per annum and were initially due December 31, 2002 and have been mutually extended and settled.  Under the terms of the settlement dated December 12, 2007, the Company has recorded interest expense of approximately $61,000 and $89,000 for the years ended December 31, 2006 and 2005, respectively.

NOTE G – NOTES PAYABLE – OTHER

During 2004 the Company issued a number of convertible promissory notes totaling $91,000 for services performed.  The notes have a one year maturity date, are noninterest bearing and upon maturity will convert into shares of the Company’s common stock at the then current per share price, unless the Company prepays the outstanding amount.  In December 2004, the Company issued 641,274 shares of its common stock on the conversion of one of the notes.  The remaining balance of these notes were $43,000 as of December 31, 2004.  During 2005, the Company issued $19,000 of additional convertible notes to the same third party under the same terms.  In February 2006, the Company issued 795,324 shares of its common stock on the conversion of the notes for $43,000 and interest of $2,000.  During the year ended December 31, 2006 the Company issued a $4,000 convertible note to the same third party.  As of December 31, 2006, the Company owed $32,000 under these notes.

In November 2004, the Company obtained a loan from a third party in the amount of $200,000.  The loan bears interest at a rate of 8% per annum and matures in November of 2006.  The Company prepaid the two years of interest using its shares of Novint Technologies, Inc. shares.  As part of the debt agreement, the Company agreed to allow Oro Valley to hold 250,000 shares of Novint stock in escrow until the due date and to sell the shares to pay off the note beginning when the note became due in November 2006.  In December 2006 the note was paid in full by selling 210,335 Novint Technologies shares.  The remaining 39,665 shares were returned to the Company.  In addition, the Company issued a warrant to purchase 4,000,000 shares of its common stock on a cashless basis with a $0.05 cent strike price expiring November 8, 2008.  The warrant was valued at $224,000 using the Black Scholes model for American options, with volatility of 108% and a risk free interest rate of 4.5%.  The market price of the common stock on the date of the grant was $0.071.  The value of the warrant is being amortized over the life of the note.  Amortization of the value of the warrants amounted to $98,000 and $112,000 for the years ended December 31, 2006 and December 31, 2005, respectively.

NOTE H – CAPITAL TRANSACTIONS

Series B preferred shares are convertible at a rate of 1 Series B preferred share to 10 common shares.

In February 2006, the Company issued 505,000 shares of common stock for services rendered valued at $.051 per share or $26,000.

In February 2006, the Company issued 795,324 shares of common stock in satisfaction of note payable of $43,000 and interest of $2,000.

In March 2006 the Company issued 150,000 shares of common stock for services rendered valued at $.058 per share or $9,000.

In May 2006, the Company issued 13,000,000 shares of common stock for services rendered by its Board of Directors valued at $.06 per share or $780,000.

In July 2006, the Company issued 585,000 shares of common stock for consulting services rendered at $.06 per share or $35,000.

In August 2006, the Company issued 1,184,220 shares of common stock for settlement of accrued legal services previously rendered at $0.05 per share or $59,000.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE H – CAPITAL TRANSACTIONS (Continued)

In September 2006, the Company issued 400,000 shares of common stock for consulting and legal services rendered at $.044 per share or $18,000.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable

Outstanding as of December 31, 2004	27,245,000			25,245,000
Granted/Vested	1,200,000	0.055	0.055	2,200,000
Canceled	(200,000)	0.055	0.055	(200,000)

Outstanding as of December 31, 2005	28,245,000			27,245,000
Granted/Vested	0	0.05	0.05	1,000,000
Canceled	0			0

Outstanding as of December 31, 2006	28,245,000			28,245,000

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE H – CAPITAL TRANSACTIONS (Continued)

All options issued through December 31, 2006 vested within ninety days from the date of grant and expire at various dates during 2008 through 2013.

Exercise prices and weighted-average contractual lives of stock options outstanding as of December 31, 2006 are as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average RemainingContractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.02	1,800,000	6.58	0.02	1,800,000	0.02
0.05	18,625,000	3.65	0.05	18,625,000	0.05
0.20	5,760,000	2.71	0.20	5,760,000	0.20
0.39	250,000	5.98	0.39	250,000	0.39
1.25	200,000	5.98	1.25	200,000	1.25
2.25	110,000	4.46	2.25	110,000	2.25
2.40	500,000	4.33	2.40	500,000	2.40
$0.055	1,000,000	8.58	0.055	1,000,000	0.055

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE H – CAPITAL TRANSACTIONS (Continued)

Warrants:

On December 31, 2004, December 31, 2005 and December 31, 2006, the Company had 19,250,000 warrants outstanding.  The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2006.

Date	Number of Warrants	Exercise Price	Contractual Life	Number of Shares Exercisable
January 8, 1998	750,000	$.10	10 years	750,000
July 28, 1998	12,500,000.05		10 years	12,500,000
February 10, 1998	2,000,000.75		10 years	2,000,000
November 9, 2004	4,000,000.05		4 years	4,000,000
	19,250,000			19,250,000

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE I –INCOME TAXES

There is no provision for federal, state or local income taxes for the periods ended December 31, 2006 and 2005 since the Company has incurred net operating losses.

The Company’s deferred tax asset as of December 31, 2006 represents benefits from equity related compensation charges and net operating loss carryforwards of approximately $4,362,000 and $7,657,000, respectively, which is reduced by a valuation allowance of approximately $12,019,000 since the future realization of such tax benefit is not presently determinable.  During 2006 the Company recorded an increase to the valuation allowance of approximately $533,000.

As of December 31, 2006, the Company has a net operating loss carryforward of approximately $30,061,000 expiring in 2007 through 2028 for federal income tax purposes and through 2016 for state income tax purposes.  As a result of ownership changes, Internal Revenue Code Section 382 limits the amount of such net operating loss carryforward available to offset future taxable income to approximately $19,250,000 in the aggregate.

The difference between the statutory federal income tax (rate) benefit applied to the Company’s net loss and the Company’s effective income tax rate for the years ended December 31, 2006 and 2005 is summarized as follows:

	For the Year Ended December 31,
	2006		2005
Statutory federal income tax rate	(35	) %	(35	) %
Increase in valuation allowance	35%		35%
	0.00%		0.00%

NOTE J  – RELATED PARTY TANSACTIONS

The accounting firm of one of the Company’s directors received approximately $20,000 and $40,000 of compensation for accounting services rendered to the Company during the years ended December 31, 2006 and 2005, respectively.  In addition, in February 2005, the accounting firm received 100,000 shares of Novint Technologies, Inc. common stock valued at $66,000 as payment for services previously rendered.

The accounting firm of one of the Company’s former directors received approximately $30,000 and $30,000 of compensation for accounting services rendered to the Company during the year ended December 31, 2006 and 2005.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE K – SUBSEQUENT EVENTS

In July 2007, the Company amended its Certificate of Incorporation to increase the authorized common stock from 250,000,000 shares to 500,000,000 shares (the “Authorized Shares Amendment”). A majority of the stockholders entitled to vote on the Authorized Shares Amendment voted in favor of the Amendment.

In March 2007, the Company granted options for 10,000,000 shares of common stock at an exercise price of $0.014 to the Company’s former CEO and chairman for services previously provided.  The value of these options totaled $109,982 which were valued using the Black-Scholes option pricing model.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Discount Rate - Bond Equivalent Yield	4.5%
Dividend yield	0.00%
Volatility factor	107%
Weighted average expected life	5 years

From April through October 2007, the Company issued $1,060,000 in convertible debts with a conversion price of $.01 into shares of common stock.  The convertible debts were also entitled to half a share of stock the Company held in Novint Technologies, Inc. for every $1 of principal debt held for a total of 530,000 shares.  The Company has determined the convertible debenture contains a beneficial conversion feature and qualifies for treatment under Emerging Issues Task Force No. 00-27 and 00-19. The estimated fair value of the 530,000 shares of common stock in Novint Technologies, Inc. of $625,725 has been determined based on the closing stock price of such stock on the date of each respective note.  The face amount of the convertible debenture of $1,060,000 was proportionately allocated to the debenture and the shares of common stock in Novint Technologies, Inc. in the amount of $666,538 and $393,462, respectively. The debts were convertible upon a future occurrence, which occurred on October 31, 2007, at which point all outstanding debt was automatically converted.  As of October 31, 2007, the remaining discounted convertible debentures’ value of $975,221 was then further allocated between the debenture and the beneficial conversion feature, and the entire remaining discounted value of $967,851 was allocated to the beneficial conversion feature. The combined total value of the warrant and beneficial conversion feature of $1,361,313 has been accounted for as a debt discount that is being amortized and treated as interest expense over the term of the convertible debenture under the effective interest method.

In May 2007, the Company issued 35,350,317 shares of common stock to various individuals for services with values totaling $707,006 based upon the fair value of the shares issued.

In May 2007, the Company issued 14,200,106 shares of common stock for settlement of debts totaling $71,000.

In October 2007, the Company issued 4,200,000 shares of common stock for services to a board member with a value of $60,900 based upon the fair value of the shares issued.

In October 2007, the Company granted warrants for 3,200,000 shares of common stock to members of its board of directors for past services.  The value of these options totaled $36,444 which were valued using the Black-Scholes option pricing model.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE K – SUBSEQUENT EVENTS (Continued)

In October 2007, the Company issued 106,000,000 shares of common stock related to the conversion of convertible debts previously issued throughout 2007.  The convertible debts converted totaled $1,060,000 at which time the remaining debt discount was expensed.

In November 2007, Marvin Maslow, Chief Executive Officer, resigned and Emmanuel Tsoupanarias was appointed as the new Chief Executive Officer.

In November 2007, the Company issued 1,000,000 shares of common stock to an individual for services to be provided with a value of $31,000 based upon the fair value of the shares issued.

In November 2007, the Company issued 1,000,000 shares of common stock to an individual for services with a value of $31,000 based upon the fair value of the shares issued.

In December 2007, the Company granted an officer options for 800,000 shares of common stock for services provided as a member of the Company’s board of directors.  The value of this option totaled $49,768 which was valued using the Black Scholes option pricing model using the following assumptions: exercise price of $0.015, discount rate of 4.5%; volatility rate of 142%; term of 5 years; and stock price grant date of $0.065.

In December 2007, the Company purchased and retired 43,655,000 shares of its common stock and warrants for 10,000,000 shares of Company common stock for a total of $215,000.

During 2007, debts held by two shareholders/former officers and directors totaling $1,416,500 were forgiven and accounted for as contributed capital.  The new balances will bear interest at 5% and will be paid under a variety of circumstances , i.e. if the company raises sufficient capital for operations and for repayment of this debt; and/or upon the sale of corporate assets including upon the sale of Novint stock pursuant to a formula described in the agreement.

In January 2008, the Company issued 200,000 shares of common stock for past services to consultants for a total value of $12,000 or $0.06 per share.

In January 2008, the Company issued 925,926 shares of common stock, $50,000 in cash, and 53,191 shares of Novint Technologies, Inc. common stock in satisfaction of past legal fees totaling $100,000.

In January 2008, the Company cancelled previously granted options for 16,000,000 shares of common stock with an exercise price of $0.05 per share and replaced them with new options for 18,000,000 shares of common stock with an exercise price of $0.013 per share.  The value of these options totaled $921,246 which were valued using the Black Scholes option pricing model using the following assumptions: discount rate of 4.5%; volatility rate of 144%; term of 5 years; and stock price of $0.06.

In April 2008, the Company issued 700,000 shares of common stock to various consultants for services for a total value of $35,000 or $0.05 per share.

In July 2008, the Company issued 300,000 shares of common stock to a consultant for services for a total value of $21,000 or $0.07 per share.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

In August 2008, the Company issued 250,000 shares of common stock for legal services for a total value of $15,000 or $0.06 per share.

In September 2008, the Company issued 750,000 shares of common stock for legal services for a total value of $30,000 or $0.04 per share.

In June 2008, the Company entered into stock purchase agreement with Metallicum, Inc. to acquire all of the outstanding capital in exchange for 15,000,000 shares of the Company’s common stock.  An additional 15,000,000 shares of the Company’s common stock will be payable to Metallicum in the event of meeting certain milestones.  The stock purchase agreement with Metallicum, Inc. will be accounted for as a purchase under SFAS No. 141 Business Combinations.  The 15,000,000 shares of the Company’s common stock valued at $562,500 will be allocated between the purchase price and goodwill.  The additional 15,000,000 shares payable to Metallicum will be accounted for as a performance based incentive which will be revalued at the end of each reporting period.

The unaudited balance sheets for Metallicum for December 31, 2007 and December 31, 2006 are as follows:

ASSETS	December 31, 2007	December 31, 2006
Current asset:
Cash	$1,282	$1,318

Property and equipment,	600	1,680
net of accumulated depreciation of $4,320 and $5,400
Total assets	$1,882	$2,998

LIABILITIES
Accounts payable	$2,861	$1,763
Notes payable to officers	822	822

Total liabilities	3,683	2,585

STOCKHOLDERS' EQUITY
Common stock: no par value; authorized 2,000 shares,
2,000 shares issued and outstanding	-
Additional paid-in capital	159,633	159,633
Deficit accumulated during the development stage	(161,434)	(159,220)

Total stockholders' equity / (Capital Deficit)	(1,801)	413

Total liabilities and stockholders' equity	$1,882	$2,998

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

The unaudited statements of operations for Metallicum for the years ended December 31, 2007 and December 31, 2006 are:

	YEAR ENDED DECEMBER 31,
	2007	2006
Revenue	$4,433	$5,406

Operating costs and expenses:
General and administrative	1,676	3,849
Research and development costs	2,625	4,685
Depreciation	1,080	1,080

Total operating costs and expenses	5,381	9,614

Loss from operations before other expenses	(948)	(4,208)

Other expenses:
Interest and other expenses	(1,266)	(1,480)

NET LOSS	$(2,214)	$(5,688)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares	2,000	2,000
Net loss per share	$(1.11)	$(2.84)

The unaudited statements of cash flows for Metallicum for the years ended December 31, 2007 and December 31, 2006 are:

CASH FLOWS FROM OPERATING ACTIVITIES:	(2,214)	(5,688)
Net loss
Adjustments to reconcile net loss to cash
used in operating activities:
Changes in operating assets and liabilities:
Property and equipment	1,080	1,080
Accounts Receivable		3,330
Accounts payable		1,754
Notes payable to officers	1,098	(1,000)
Net cash used in operating activities	(36)	(524)

NET DECREASE IN CASH	(36)	(524)
Cash, beginning of year	1,318	1,842

CASH, END OF YEAR	1,282	1,318

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	204	233

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

Not Applicable.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. Without third-party specialists, our current disclosure controls and procedures are not effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and accumulated and communicated to our senior management, including our CEO, to allow timely decisions regarding required disclosures.

Internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting.
Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) prepare and implement sufficient written policies and checklists for financial reporting and closing processes and (4) may consider appointing an audit committee comprised of both management and outside board members in the future.

Based upon this evaluation, our CEO has concluded that, without third-party specialists, our current disclosure controls and procedures are not effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and accumulated and communicated to our senior management, including our CEO, to allow timely decisions regarding required disclosures. Management’s report is not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

(b) Changes in Internal Controls

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages and biographical information of each of our directors and executive officers as of December 31, 2006 are set forth below. There are no existing family relationships between or among any of our executive officers or directors.

NAME	AGE	POSITION
Marvin Maslow*	69	Chairman of the Board, President and Chief Executive Officer
Jack Harrod **	64	Chief Operating Officer
David A. Teich	50	Treasurer and Director
Ralph Anderson***	48	Director

*          Emmanuel Tsoupanarias was appointed Chairman of tbe Board and Chief Executive Officer of Manhattan Scientifics, Inc. on November 1, 2007 replacing Marvin Maslow.  Mr. Tsoupanarias was 55 years old as of the date of this filing.

**        Jack Harrod’s employment with the Company ended effective on April 1, 2006.

***      Mr. Anderson resigned effective December 31, 2006.

There are no family relationships among any of our directors or officers.

As of December 31, 2006, the size of our Board of Directors is currently fixed at four members. Members of the Board serve until the next annual meeting of stockholders and until their successors are elected and qualified. Officers are appointed by and serve at the discretion of the Board.

None of our directors or executive officers has, during the past five years:

•	been convicted in a criminal proceeding and none of our directors or executive officers is subject to a pending criminal proceeding,

•
been subject to any order, judgment, or decree not subsequently reversed, suspended or vacated of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities, or

•
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

EMMANUEL TSOUPANARIAS has served as our chief executive officer and chairman of the Board since November 1, 2007.  Mr. Tsoupanarias is the president, founder and editor of FuelCellsWorks.com, a weekly trade publication that has become the voice of the fuel cell industry. He is internationally recognized as an expert in fuel cell development.  Prior to his tenure at FuelCellsWorks.com. Mr. Tsoupanarias was an executive in the power generation manufacturing sector. From 1992 to 2007 Mr. Tsoupanarias has served as a Project Manager in the power generation sector and from 2000 has served as a consultant in the fuel cell industry.

JACK HARROD has served as our chief operating officer since August 1998. From November 1966 to March 1998, Mr. Harrod held a variety of executive positions at Texas Instruments, including executive vice president. Mr. Harrod received a B.S. in Electrical Engineering from the College of Engineering, University of Arkansas in 1964.  Mr. Harrod’s employment with the Company ended effective April 1, 2006.

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

MARVIN MASLOW served as the CEO of Manhattan Scientifics from January 1998 until November 2007. From June 1990 through September 1996, Mr. Maslow served as chief executive officer of Projectavision, Inc., a company he co-founded to develop and market video projection technology. Since November 1996, Mr. Maslow has served as chief executive officer and chairman of the board of Tamarack Storage Devices, Inc. From 1999 through 2002, Mr. Maslow served as a director of NMXS.com, Inc. For more than 20 years, Mr. Maslow has been President of Normandie Capital Corp., a private investment and consulting company. Mr. Maslow is credited with the starting up and financing of more than 20 enterprises during his career. Mr. Maslow received an A.A.S. degree from the Rochester Institute of Technology in 1957 and an honorable discharge from the U.S. Army Signal Corps in 1963. Mr. Maslow is the special advisor to the Board of Directors of Manhattan Scientifics, Inc., a publicly traded company which is also one of our shareholders.  Mr. Maslow resigned in October 2007.  He now serves the company as a non-executive chairman.

RALPH ANDERSON served as our director from June 2003 through December 2006.  Mr. Anderson became a senior partner of Grant Thornton in August 2006 and, as a result, resigned from our board of directors effective December 31, 2006.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December, 2006, we believe that our executive officers, directors and ten percent stockholders complied with all reporting requirements applicable to them.

CODE OF ETHICS

On March 31, 2005, we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 10. EXECUTIVE COMPENSATION

The following tables set forth all compensation awarded by us to our executive officers for the fiscal years ended December 31, 2004, 2005 and 2006.  We do not have employment agreements with any of our officers.

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marvin Maslow CEO, Chairman	2004	(1)300,000	-	-	-	-	-	22,500	322,500
	2005	(1)300,000	-	-	-	-	-	71,500	371,500
	2006	(1)225,000	-	(2)600,000	-	-	-	48,000	873,000
Jack Harrod, COO	2004	(1)250,000	-	-	-	-	-	22,500	272,500
	2005	(1)250,000	-	-	-	-	-	71,500	321,500
	2006	(1)62,500	-	-	-	-	-	24,000	86,500
David Teich Treasurer	2004	-	-	-	-	-	-	-	-
	2005	-	-	-	(3) 200,000	-	-	-	200,000
	2006	-	-	(2)90,000	-	-	-	-	90,000

(1) Salary has been deferred and accrued as of December 31, 2006.

(2) Stock award of 10,000,000 shares to Marvin Maslow and 1,500,000 shares to David Teich.

(3) Includes stock options to purchase 200,000 shares of common stock at an exercise price of $0.055 for accounting services.

COMPENSATION OF DIRECTORS AND OFFICERS

Our officers and directors do not presently receive any cash compensation from us for their service as officers and/or directors, except for equity in the form of stock options in lieu of cash, at the discretion of our Board of Directors. Our former officers and/or directors who were uncompensated full time employees of ours, Messrs. Maslow and Harrod, have previously received a $2,000 to $4,000 per month non-accountable expense allowance from time to time.

BOARD OF DIRECTORS INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

None.

OUTSTANDING EQUITY AWARDS

Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)		Option Expiration Date

Marvin Maslow, Chairman	5/6/1999 9/15/1999	12,500,000 2,500,000	- -	- -	$ $	0.05 0.05	5/6/1999 9/15/1999

Jack Harrod, COO	8/8/1998 5/20/2005	2,750,000 1,000,000	- -	- -	$ $	0.200 0.055	8/8/2008 5/20/2015
David Teich, Treasurer	5/6/1999 4/30/2003 5/20/2005	425,000 1,000,000 200,000	- - -	- - -	$ $ $	0.050 0.020 0.055	5/6/2009 4/30/2013 5/20/2015
Ralph Anderson, Director	6/1/2003	1,000,000	-			$0.020	6/1/2013

There are no stock awards outstanding at December 31, 2006

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2006, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned. Share ownership in each case includes shares issuable upon exercise of options exercisable within 60 days of the date of this Annual Report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934 for purposes of computing the percentage of common stock owned by such person but not for purposes of computing the percentage owned by any other person. Unless otherwise indicated, the address of the below-listed persons is the Company’s address, 11781 405 Lexington Avenue, 32nd Floor, New York, New York 10174.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class(1)

Lancer Funds (2) 375 Park Avenue, Suite 2006 New York, New York 10152	53,655,000	25.5%
Jack Harrod (3) 375 Park Avenue, Suite 2006 New York, New York 10152	13,750,000	6.76%
Marvin Maslow (4)	36,517,500	16.89%

David A. Teich (5) Teich, Beim & Moro, P.C. Two Executive Boulevard, Suite 103 Suffern, New York 10901	5,375,000	2.66%
Ralph Anderson (6)	3,750,000	1.86%

Directors and Executive Officers as a group (3 persons) (4)(5)(6)	45,642,500	20.40%

Total Shares Issued	200,449,577	100.00%

(1)	Percentage is based on 200,449,577 shares.

(2)
Includes (i) 2,150,000 shares held by Lancer Offshore Fund, (ii) 28,500,000 shares held directly by Lancer Offshore, Inc., (iii) 12,000,000 shares held directly by Lancer Partners LP, (iv) 500,000 shares held directly by the Orbiter Fund Ltd., and (v) 755,000 shares held directly by the Viator Fund Ltd (collectively, (i) through (v) are the “Lancer Funds”) and 10,000,000 warrants held by the Lancer Funds. The Lancer Funds filed for bankruptcy in April 2003. Mr. Marty Steinberg is the bankruptcy trustee of the Lancer Funds. As trustee, Mr. Steinberg has the voting and dispositive power over the shares held by the Lancer Funds.  In December 2007, we purchased for $215,000 from Lancer Funds and retired 43,655,000 shares of this common stock and warrants for 10,000,000 shares of our common stock for a total of $215,000.

(3)
Includes 10,000,000 shares of Common Stock, options to purchase 2,750,000 shares of Common Stock at a price of $0.20 per share and options to purchase 1,000,000 shares of Common Stock at a price of $0.055 per share.

(4)
Includes 19,647,500 shares of Common Stock, options to purchase 15,000,000 shares of Common Stock at a price of $0.05 per share, a warrant to purchase 750,000 shares of Common Stock at a price of $0.10 per share and 1,120,000 shares of Common Stock owned by Mr. Maslow's wife and son.

(5)
Includes 3,750,000 shares of Common Stock, options to purchase 425,000 shares of Common Stock at a price of $0.05 per share, options to purchase 1,000,000 shares of Common Stock at a price of $0.02 per share and options to purchase 200,000 shares of Common Stock at a price of $0.055 per share.

(6)	Includes 2,750,000 shares of Common Stock and options to purchase 1,000,000 shares of Common Stock at a price of $0.02 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2006, the Company has loans payable of $500,000 and $600,000 payable to its former Chief Operating Officer and Chief Executive Officer.  The loans bear interest at 5.5% per annum and were initially due December 31, 2002 and have been mutually extended and settled.  Under the terms of the settlement dated December 12, 2007, the Company has recorded interest expense of approximately $61,000 and $89,000 for the years ended December 31, 2006 and 2005, respectively.

Bach & Associates, a law firm of which Mr. Bach, our former secretary and our former director, is the sole proprietor, received $20,000 in 2003, $37,000 in 2004, $49,000 in 2005 and $4,300 in 2006 as compensation for legal services rendered to us. In 2003, Mr. Bach also received 1,000,000 shares of our stock valued at $0.04 per share, pursuant to an S-8 registration, in lieu of payment in funds, for additional legal fees owed.

Teich, Beim & Moro, P.C., an accounting firm in which Mr. Teich, our treasurer and a director, is a principal, received $70,000, $40,000 and $20,000 in 2004, 2005 and 2006, respectively, as compensation for accounting services rendered to us.

Grubman, Indursky and Schindler, P.C., a law firm in which Mr. Schatz, a former director, is a partner, received $10,000 for legal services rendered in 2003. Grubman, Indursky and Schnidler, P.C. did not receive any compensation from the Company in 2004.

Weisner LLP, an accounting, professional services firm in which Mr. Anderson, our former director, is a partner, received 500,000 shares of our common stock in December 2004 as payment for services rendered, $30,000 in 2005 and $30,000 in 2006 for services rendered.

ITEM 13. EXHIBITS

(a) EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Reorganization (1)
2.2	Agreement and Plan of Merger (1)
3.1	Certificate of Incorporation (1)
3.2	Amendment to Certificate of Incorporation (1)
3.3	Bylaws (1)
4.1	Amended Certificate of Designation, Preferences and Rights of Series C Preferred Stock (2)
10.1	License/Assignment Agreement with Robert Glenn Hockaday, and DKY, Inc. (1)
10.2	Research and Development Agreement with Energy Related Devices, Inc. (1)
10.3	Letter Agreement with Energy Related Devices, Inc. and Robert Glenn Hockaday (1)
10.4	Intellectual Property Assignment and Research and Development Agreement with
Novars Gesellschaft fur neue Technologien GmbH (1)
10.5	License Option Agreement with The Regents of the University of California (1)
10.6	Manhattan Scientifics, Inc. 1998 Stock Option Plan (1)
10.7	Employment Agreement with Robert Hermes (1)
10.8	Agreement with Stanton Crenshaw Communications (1)
10.9	Agreement with Equilink (1)
10.1	Stock Purchase Agreement between Manhattan Scientifics, Inc., Projectavision, Inc., and Lancer Partners, L.P. (3)
10.11	License Option Agreement with Mr. Edward Vanzo (4)
10.12	Manhattan Scientifics, Inc. 2000 Equity Incentive Plan (5)
10.13	2004 Consultant Stock Plan (6)
10.14	Loan Agreement with Oro Valley Associates, LLC (7)
10.16	Manhattan Scientifics 2005 Equity Incentive Plan (8)
10.15	Warrant Agreement with Oro Valley Associates, LLC (7)
14.1	Code of Ethics (7)
21.1	List of Subsidiaries (3)
23.1	Consent of AJ Robbins, PC(9)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d- 14(a)(9)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d- 14(a)(9)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)

---------------
(1)           Incorporated by reference to the registrant's Form 10-SB filed with the Commission on December 8, 1999.
(2)	Incorporated by reference to the registrant's Form 10-QSB filed with the Commission on August 14, 2000 for the period ended June 30, 2000.
(3)	Incorporated by reference as Amendment No. 2 to the registrant's Form 10-SB filed with Commission on February 9, 2000.
(4)	Incorporated by reference to Amendment No. 3 to the registrant's Form 10-SB filed with the Commission on March 29, 2000.
(5)	Incorporated by reference to the registrant's registration statement filed on Form S-8 filed with the Commission on September 14, 2001.
(6)	Incorporated by reference to the registrant's registration statement filed on Form S-8 filed with the Commission on November 26, 2004.
(7)           Incorporated by reference to the registrant's Form 10-KSB filed with the Commission on April 15, 2005.
(8)	Incorporated by reference to the registrant's registration statement filed on Form S-8 filed with the Commission on June 8, 2005.
(9)           Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by AJ Robbins PC for the fiscal year ended December 31, 2006:

Fee Category	Fiscal 2006	Fiscal 2005

Audit fees	$53,000	$51,000
Tax fees	0	0
Other fees	0	0
Total fees	$53,000	$51,000

Audit Fees. Consists of aggregate fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance.

Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2006 or 2005.

We do not currently have an Audit Committee. Our full Board of Directors considers whether the provision of these services is compatible with maintaining the auditor's independence, and has determined such services for fiscal 2005 and 2006 were compatible.

BOARD OF DIRECTORS POLICY ON PRE-APPROVAL OF SERVICES OF INDEPENDENT AUDITORS

The Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors on a case-by-case basis. These services may include audit services, audit-related services, tax services and other services.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of November, 2008.

MANHATTAN SCIENTIFIC, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on November 21, 2008, on behalf of the registrant and in the capacities Indicated.

Signature	Title

/s/ Emmanuel Tsoupanarias	Chief Executive Officer,
Emmanuel Tsoupanarias	President, Chairman of the Board and Director

/s/ David A. Teich	Director and Treasurer
David A. Teich