Form 10-Q
period 2007-03-31
MANHATTAN SCIENTIFICS INC
filed 2008-12-10
CIK 1099132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act) [_] Yes [X] No

The number of shares outstanding of registrant’s $0.001 par value common stock, as of the close of business on April 30, 2007: 200,449,577 shares.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

		Page
	PART I

Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006	1
	Consolidated Statements of Operations for the three months ended March 31, 2007 and March 31, 2006 and for the period from July 31, 1992 (Inception) through March 31, 2007 (unaudited)	2
	Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and March 31, 2006 and for the period from July 31, 1992 (Inception) through March 31, 2007 (unaudited)	3
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	11
Item 3	Controls and Procedures	14

	PART II
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	15

SIGNATURES		16

PART I
ITEM 1.  FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2007 (Unaudited)	December 31, 2006
Current assets:
Cash and cash equivalents	$96,000	$149,000
Prepaid expenses and other assets	32,000	9,000

Total current assets	128,000	158,000

Property and equipment, net	29,000	30,000
Investments	2,000	2,000
Patents, net of accumulated amortization of $1,730,000 and $1,678,000	350,000	402,000
Other asset	2,000	2,000

Total assets	$511,000	$594,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$1,692,000	$1,522,000
Accrued interest and expenses - related parties	219,000	324,000
Note payable to officers	1,100,000	1,100,000
Note payable - other	32,000	32,000

Total current liabilities	3,043,000	2,978,000

Commitments and Contingencies:

CAPITAL DEFICIT
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares; issued and outstanding - none	-	-
Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding	-	-
Series C convertible, redeemable, authorized 14,000 shares;
issued and outstanding - none	-	-
Common, authorized 250,000,000 shares, 200,449,577 shares issued, and outstanding	201,000	201,000
Additional paid-in-capital	45,012,000	44,902,000
Deficit accumulated during the development stage	(47,745,000)	(47,487,000)

Total capital deficit	(2,532,000)	(2,384,000)

	$511,000	$594,000

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

			PERIOD FROM
			JULY 31, 1992
	THREE MONTHS ENDED		(INCEPTION)
	MARCH 31,		THROUGH
	2007	2006	MARCH 31, 2007

Revenue	$-	$-	$856,000

Operating costs and expenses:
General and administrative	268,000	337,000	39,770,000
Research and development	53,000	55,000	8,665,000
Impairment charge of certain patents	-	-	189,000

Total operating costs and expenses	321,000	392,000	48,624,000

Loss from operations before other income and expenses	(321,000)	(392,000)	(47,768,000)

Other income and expenses:
Gain from sale of equity interest	-	-	885,000
Gain on settlement of NMXS.com option	-	50,000	50,000
Proceeds from sale of NMX.com common stock	-	-	393,000
Gain from sale of Novint Technologies Inc. common stock	77,000	-	1,541,000
Gain on issuance of investor common stock	-	-	531,000
Contract revenue	-	-	3,741,000
Interest and other expenses	(15,000)	(22,000)	(1,036,000)
Interest income	1,000	2,000	179,000
Equity in losses of investees	-	-	(1,243,000)
Gain / (Loss) on disposal of equipment	-	-	(13,000)

NET LOSS	$(258,000)	$(362,000)	$(42,740,000)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares outstanding	200,449,577	184,027,025

Basic and diluted loss per common share	$(0.00)	$(0.00)

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
			PERIOD FROM
			JULY 31, 1992
	THREE MONTHS ENDED MARCH 31,		(INCEPTION) THROUGH
	2007	2006	MARCH 31, 2007
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net loss	$(258,000)	$(362,000)	$(42,740,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of investments	(77,000)	-	(1,930,000)
Gain on settlement of NMXS.com option	-	(50,000)	(50,000)
Gain from sale of equity interest in Horizon	-	-	(885,000)
Gain on issuance of investee common stock	-	-	(531,000)
Common stock issued for services	-	35,000	7,113,000
Preferred stock issued for services	-	-	598,000
Stock options issued for services	110,000	-	9,951,000
Cashless stock option exercise	-	-	126,000
Warrants issued for services	-	-	2,556,000
Convertible note issued for services	-	5,000	107,000
Financing costs payable with common stock	-	-	191,000
Loss of equity investee	-	-	1,207,000
Amortization of technology license	-	-	537,000
Amortization of patents	52,000	52,000	1,730,000
Loss on disposal of equipment	-	-	28,000
Impairment charge of certain patents	-	-	189,000
Impairment charge on property and equipment	-	-	8,000
Depreciation	1,000	1,000	1,126,000
Changes in:
Prepaid expenses and other assets	-	46,000	193,000
Accounts payable and accrued expenses	224,000	160,000	3,299,000
Accrued interest and expenses - related parties	(105,000)	(55,000)	219,000

Net cash used in operating activities;	(53,000)	(168,000)	(16,958,000)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Purchase of equipment	-	-	(432,000)
Purchase of investment	-	-	(100,000)
Proceeds from sale of equipment	-	-	18,000
Proceeds from sale of equity interest	-	-	885,000
Proceeds from settlement of NMXS.com	-	50,000	50,000
Proceeds received from sale of investment	-	-	1,690,000

Net cash provided by (used in) investing activities	-	50,000	2,111,000

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)
			PERIOD FROM
			JULY 31, 1992
	THREE MONTHS ENDED MARCH 31,		(INCEPTION) THROUGH
	2007	2006	MARCH 31, 2007
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Purchase of treasury stock	-	-	(100,000)
Note payable to stockholders	-	-	2,374,000
Proceeds from note payable - other	-	-	634,000
Repayment of note payable - other	-	-	(435,000)
Repayment of note payable to officers	-	-	(525,000)
Net proceeds from issuance of preferred stock	-	-	3,569,000
Net proceeds from issuance of common stock	-	-	9,571,000
Loan repayment to preferred stockholder	-	-	(148,000)
Capital lease payments	-	-	(13,000)
Return of security deposit	-	-	16,000

Net cash provided by (used in) financing activities	-	-	14,943,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(53,000)	(118,000)	96,000
Cash and cash equivalents, beginning of period	149,000	364,000	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$96,000	$246,000	$96,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	60,000	$111,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets contributed to the company in exchange for
Series A preferred stock	-	-	$45,000
Issuance of 14,391,627 common shares to acquire intangible assets	-	-	$15,000
Special distribution of 14,391,627 shares of common stock to
stockholder in settlement of stockholder advances	-	-	$376,000
Issuance of 7,200,000 common shares to acquire intangible assets	-	-	$1,440,000
Issuance of Series A preferred stock and warrants in settlement
of note payable and accrued interest	-	-	$1,830,000
Issuance of 1,000,000 common shares to acquire intangible assets	-	-	$1,000,000
Issuance of 100,000 common shares to acquire furniture and fixtures	-	-	$49,000
Issuance of 78,000 common shares in satisfaction of accrued expenses	-	-	$15,000
Issuance of 10,500 shares to acquire furniture and fixtures	-	-	$40,000
Issuance of 1,400,00 of common shares to acquire Teneo Computing	-	-	$785,000
Issuance of 1,000,000 of common shares to purchase 42% of Novint
Technologies	-	-	$561,000
Issuance of 641,274 shares of common stock in settlement of note payable	-	-	$48,000
Issuance of 3,180,552 common shares in satisfaction of accrued expenses	-	-	$159,000
Issuance of 1,277,685 common shares in satisfaction of accrued expenses	-	-	$83,000
Issuance of 795,324 of common shares in settlement of note payable	-	$45,000	$45,000
Issuance of 1,184,220 common shares in satisfaction of accrued expenses	-		$59,000

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
(unaudited)
MARCH 31, 2007

NOTE A – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-KSB for the period ended December 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE B - GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at March 31, 2007, had an accumulated deficit of $47,745,000. For the three months ended March 31, 2007, the Company sustained a net loss of $258,000. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.  Accordingly, the Company’s management will seek to raise capital financing either through debt or equity financing.  Subsequent to March 31, 2007, the Company issued $1,060,000 of convertible debt during the remaining fiscal year 2007 which were converted in 2007 for a total of 106,000,000 shares of the Company’s common stock.

MANHATTAN SCIENTIFICS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
(unaudited)
MARCH 31, 2007

NOTE C - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS

[1] PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

[2] INTANGIBLE ASSETS:

Patents are recorded at cost of $2,080,000. Amortization is charged against results of operations using the straight-line method over the estimated economic useful life. Patents related to the mid-range fuel cell and the micro fuel cell technologies are estimated to have an economic useful life of 10 years.  Amortization expense was $52,000 for each of the three months ended March 31, 2007 and 2006 and $1,730,000 for the period from July 31, 1992 (inception) through March 31, 2007.

[3] USE OF ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A significant estimate includes the carrying value of the Company's patents, fair value of the Company’s common stock, assumptions used in calculating the value of stock options, depreciation and amortization.

[4] BASIC AND DILUTED LOSS PER SHARE

Basic and diluted net loss per common share is presented in accordance with SFAS 128, "Earnings Per Share". Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the applicable reporting periods. The Company’s computation of dilutive net loss per share for the quarters ended March 31, 2007 and 2006 does not assume any exercise of options or warrants or shares issuable upon conversion of the series B preferred stock and common shares, respectively, as their effect is antidulutive.

MANHATTAN SCIENTIFICS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
(unaudited)
MARCH 31, 2007

NOTE C - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS (Continued)

[5] INVESTMENTS:

The Company records its investment in Novint Technologies, Inc. (“Novint”) at cost and uses the equity method of accounting to record its proportionate share of Novint's net income or loss. During 2003, the Company recorded an impairment of the investment to $0 due to Novint’s inactivity. Subsequently, during 2004, Novint issued common stock pursuant to a private placement, as a result, the Company has recorded a gain on issuance of investee common stock of $531,000. In addition for the year ended December 31, 2004, the Company has recorded an equity in loss of investee of $492,000, representing the Company’s share of Novint’s current losses. The loss exceeded the Company’s basis in Novint during the year ended December 31, 2004 and the investment balance is carried at $0.  As a result of this, the Company did not record its proportionate share of equity in loss of investee for the three months ended March 31, 2007 and 2006.  The Company’s share of loss not recorded amounted to approximately $109,870 and $77,101, respectively for the three months ended March 31, 2007 and 2006. The Company will continue to account for its investment under the equity method of accounting, however, it will record its proportionate share of net income only after it has recovered all losses in excess of its basis. For the three months ended March 31, 2007, the Company sold certain shares in Novint and has recorded a gain on sale of those shares of $77,000  As of March 31, 2007, the Company owned 1,658,859 shares of Novint common stock or approximately 5% of Novint’s common stock. The Company continued to account for its investment in Novint using the equity method since the Company exercises significant influence over Novint.

[6] RECENT ACCOUNTING PRONOUNCEMENTS:

The Company has adopted all accounting pronouncements issued before March 31, 2007, which are applicable to the Company.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of the 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of the provisions of FIN 48 did not have an impact on its financial condition or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of its 2007 fiscal year. The adoption of the provisions of SAB 108 did not have an impact on its financial condition or results of operations.

MANHATTAN SCIENTIFICS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
(unaudited)
MARCH 31, 2007

NOTE D – CAPITAL TRANSACTIONS

In March 2007, the Company granted options for 10,000,000 shares of common stock at an exercise price of $0.014 to the Company’s former CEO and chairman for services previously provided.  The value of these options totaled $109,982 which was valued using the Black-Scholes option pricing model.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Discount Rate - Bond Equivalent Yield	4.5%
Dividend yield	0.0%
Volatility factor	107.0%
Weighted average expected life	5 years

NOTE E – NOTES PAYABLE – OFFICER

As of March 31, 2007, the Company has loans payable of $500,000 and $600,000 payable to its former Chief Operating Officer and Chief Executive Officer. The loans bear interest at 5.5% per annum and were initially due December 31, 2002 and have been mutually extended and settled.

NOTE F – SUBSEQUENT EVENTS

In July 2007, the Company amended its Certificate of Incorporation to increase the authorized common stock from 250,000,000 shares to 500,000,000 shares (the “Authorized Shares Amendment”). A majority of the stockholders entitled to vote on the Authorized Shares Amendment voted in favor of the Amendment.

From April through October 2007, the Company issued $1,060,000 in convertible debt with a conversion price of $.01 into shares of common stock.  The convertible debts were also entitled to half a share of stock the Company held in Novint Technologies, Inc. for every $1 of principal debt held for a total of 530,000 shares.  The Company has determined the convertible debenture contains a beneficial conversion feature and qualifies for treatment under Emerging Issues Task Force No. 00-27 and 00-19. The estimated fair value of the 530,000 shares of common stock in Novint Technologies, Inc. of $625,725 has been determined based on the closing stock price of such stock on the date of each respective note.  The face amount of the convertible debenture of $1,060,000 was proportionately allocated to the debenture and the shares of common stock in Novint Technologies, Inc. in the amount of $666,538 and $393,462, respectively. The debts were convertible upon a future occurrence, which occurred on October 31, 2007, at which point all outstanding debt was automatically converted.  As of October 31, 2007, the remaining discounted convertible debentures’ value of $975,221 was then further allocated between the debenture and the beneficial conversion feature, and the entire remaining discounted value of $967,851 was allocated to the beneficial conversion feature. The combined total value of the warrant and beneficial conversion feature of $1,361,313 has been accounted for as a debt discount that is being amortized and treated as interest expense over the term of the convertible debenture under the effective interest method.

MANHATTAN SCIENTIFICS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
(unaudited)
MARCH 31, 2007

NOTE F – SUBSEQUENT EVENTS (Continued)

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

In October 2007, the Company granted warrants for 3,200,000 shares of common stock to members of its board of directors for past services.  The value of these options totaled $36,444 which was valued using the Black-Scholes option pricing model.

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

During 2007, debts held by two shareholders/former officers and directors totaling $1,416,500 were forgiven and accounted for as contributed capital.  The new balances will bear interest at 5% and will be paid under a variety of circumstances, i.e. if the company raises sufficient capital for operations and for repayment of this debt; and/or upon the sale of corporate assets including upon the sale of Novint stock pursuant to a formula described in the agreement.

In January 2008, the Company issued 200,000 shares of common stock for past services to consultants for a total value of $12,000 or $0.06 per share.

MANHATTAN SCIENTIFICS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
(unaudited)
MARCH 31, 2007

NOTE F – SUBSEQUENT EVENTS (Continued)

In January 2008, the Company issued 925,926 shares of common stock, $50,000 in cash, and 53,191 shares of Novint Technologies, Inc. common stock in satisfaction of past legal fees totaling $100,000.

In January 2008, the Company cancelled previously granted options for 16,000,000 shares of common stock with an exercise price of $0.05 per share and replaced them with new options for 18,000,000 shares of common stock with an exercise price of $0.013 per share.  The value of these options totaled $921,246 which was valued using the Black Scholes option pricing model using the following assumptions: discount rate of 4.5%; volatility rate of 144%; term of 5 years; and stock price of $0.06.

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

In October 2008, the Company issued 400,000 shares of common stock to a consultant for services for a total value of $14,000 or $0.035 per share.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Form 10-QSB contains "forward-looking" statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which we may participate, competition within our chosen industry, including competition from much larger competitors, technological advances, and the failure by us to successfully develop business relationships. In addition, these forward-looking statements are subject, among other things, to our successful completion of the research and development of our technologies; successful commercialization and mass production of, among other things, the micro fuel cell, mid-range fuel cell, and haptics applications; successful protection of our patents; and effective significant industry competition from various entities whose research and development, financial, sales and marketing and other capabilities far exceeds ours. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

OVERVIEW

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

We are also seeking to develop corporate opportunities to benefit our shareholders; however, other than as set forth in this document, we have not executed agreements or finalized arrangements for any other technologies or opportunities as of the date of this Form 10-QSB.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006.

REVENUES. We had no revenues for the three month periods ended March 31, 2007 and 2006.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $268,000 for the three months ended March 31, 2007.  General and administrative expenses consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses.  General and administrative expenses decreased in the first three months of 2007 by $69,000 versus the general and administrative expenses of $337,000 for the three months ended March 31, 2006 as result of lower professional expenses.

RESEARCH AND DEVELOPMENT. Research and development expenses were $53,000 for three months ended March 31, 2007 compared to $55,000 for the three months ended March 31, 2006.

NET LOSS. Our net loss was $258,000 for three months ended March 31, 2007 compared to $362,000 for the three months ended March 31, 2006.  The decrease in net loss resulted from lower general and administrative expenses and a gain of $77,000 from the sale of Novint Technologies Inc. common stock in the first three months ended March 31, 2007, partially offset by a one-time gain of $50,000 on the settlement of litigation with NMXS.Com, Inc.

LIQUIDITY AND PLAN OF OPERATIONS

We are a development stage company and are in the technology acquisition and development phase of our operations. Accordingly, we have relied primarily upon private placements and subscription sales of stock to fund our continuing activities and acquisitions. To a limited extent, we have also relied upon borrowing from the Company's officers.  Until we generate revenue from sales and licensing of technology, or receive a large infusion of cash from a potential strategic partner or through the efforts of an investment banker, we intend to continue to rely upon this methods and the limited sales of our shares or other assets, which has become increasingly difficult with our low share price, to fund operations during the next year.

Our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, and 1,658,859 shares of common stock of Novint Technologies, Inc.; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

We used $53,000 in cash and cash equivalents during the quarter ended March 31, 2007 compared with a use of $118,000 for the quarter ended March 31, 2006.  Cash used during the quarter ended March 31, 2007 was solely a result of operating activities.  No cash was used or generated by investing or financing activities.

Stockholders' equity totaled a deficit of $2,532,000 on March 31, 2007 and the working capital was a deficit of $2,915,000 on such date.  Current liabilities included $1,692,000 of accounts payable and accrued expenses and $1,100,000 in notes payable to former officers.  The notes payable of $500,000 and $600,000 are payable to our former Chief Operating Officer and Chief Executive Officer. The loans bear interest at 5.5% per annum and were initially due December 31, 2002 and have been mutually extended and settled.

We do not expect any significant change in the total number of employees in the near future. We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next 12 months, although we have no agreements regarding any such technologies, other than Metallicum, Inc.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of March 31, 2007, we had $96,000 in cash. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, borrowing as appropriate, and our cash on hand. However, we do not know if those resources will be adequate to cover our capital requirements.  Accordingly, the Company’s management will seek to raise capital financing either through debt or equity financing.  Subsequent to March 31, 2007, the Company issued $1,060,000 of convertible debt during the remaining fiscal year 2007 which were converted in 2007 for a total of 106,000,000 shares of the Company’s common stock.  See the footnotes to the financial statement for a further discussion.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has adopted all accounting pronouncements issued before March 31, 2007, which are applicable to the Company.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of the 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of the provisions of FIN 48 did not have an impact on its financial condition or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of its 2007 fiscal year. The adoption of the provisions of SAB 108 did not have an impact on its financial condition or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this quarterly report. Without third-party specialists, our current disclosure controls and procedures are not effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and accumulated and communicated to our senior management, including our CEO, to allow timely decisions regarding required disclosures.

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

During the most recent quarter ended March 31, 2007, there has been no change in our internal control over financial  reporting  that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2007, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements other than the litigation described above which was subsequently settled.

ITEM 2 RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

Index to Exhibits

31.1	Certification of Chief Executive Officer under Rule 13(a) - 14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer under Rule 13(a) - 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of December, 2008.

MANHATTAN SCIENTIFIC, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer