Form 10-Q
period 2007-09-30
MANHATTAN SCIENTIFICS INC
filed 2008-12-19
CIK 1099132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or  for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act) ☐ Yes ☒ No

The number of shares outstanding of registrant's $0.001 par value common stock, as of the close of business on October 31, 2007: 250,000,000 shares.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

		Page

	PART I

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	1

	Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and September 30, 2006 and for the period from July 31, 1992 (Inception) through September 30, 2007	2

	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 and for the period from July 31, 1992 (Inception) through September 30, 2007	3

	Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3	Controls and Procedures	16

	PART II

Item 1.	Legal Proceedings	16

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		17

PART I

ITEM 1.  FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$872,000	$149,000
Prepaid expenses and other assets	43,000	9,000

Total current assets	915,000	158,000

Property and equipment, net	29,000	30,000
Investments	2,000	2,000
Patents, net of accumulated amortization of $1,834,000 and $1,678,000	246,000	402,000
Other asset	2,000	2,000

Total assets	$1,194,000	$594,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$1,863,000	$1,522,000
Accrued interest and expenses - related parties	261,000	324,000
Convertible promissory notes, net of discount of $149,000	899,000	-
Note payable to officers	1,029,000	1,100,000
Note payable - other	34,000	32,000

Total current liabilities	4,086,000	2,978,000

Commitments and Contingencies:

CAPITAL DEFICIT
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares; issued and outstanding - none	-	-
Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding	-	-
Series C convertible, redeemable, authorized 14,000 shares; issued and outstanding - none	-	-
Common, authorized 500,000,000 and 250,000,000 shares, 250,000,000 and 200,449,577 shares issued, and outstanding	250,000	201,000
Additional paid-in-capital	45,741,000	44,902,000
Deficit accumulated during the development stage	(48,883,000)	(47,487,000)

Total capital deficit	(2,892,000)	(2,384,000)

	$1,194,000	$594,000

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

					PERIOD FROM
					JULY 31, 1992
	THREE MONTHS ENDED		NINE MONTHS ENDED		(INCEPTION)
	SEPTEMBER 30,		SEPTEMBER 30,		THROUGH
	2007	2006	2007	2006	SEPTEMBER 30, 2007
Revenue	$-	$-	$-	$-	$856,000

Operating costs and expenses:
General and administrative	340,000	257,000	1,662,000	1,583,000	41,164,000
Research and development	54,000	53,000	159,000	160,000	8,771,000
Impairment charge of certain patents	-	-	-	-	189,000

Total operating costs and expenses	394,000	310,000	1,821,000	1,743,0000	50,124,000

Loss from operations before other income and expenses	(394,000)	(310,000)	(1,821,000)	(1,743,000)	(49,268,000)

Other income and expenses:
Gain from sale of equity interest	-	-	-	-	885,000
Gain on settlement of NMXS.com option	-	-	-	50,000	50,000
Gain on legal settlement	-	-	-	-	393,000
Gain from sale of Novint Technologies Inc. common stock	20,000	66,000	466,000	66,000	1,930,000
Gain on issuance of investor common stock	-	-	-	-	531,000
Contract revenue	-	-	-	-	3,741,000
Interest and other expenses	(15,000)	(19,000)	(45,000)	(60,000)	(1,066,000)
Interest income	2,000	1,000	4,000	5,000	182,000
Equity in losses of investees	-	-	-	-	(1,243,000)
Gain / (Loss) on disposal of equipment	-	-	-	-	(13,000)

NET LOSS	$(387,000)	$(262,000)	$(1,396,000)	$(1,682,000)	$(43,878,000)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares outstanding	250,000,000	199,610,500	226,490,675	192,557,869

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	NINE MONTHS ENDED SEPTEMBER 30,		PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH
	2007	2006	SEPTEMBER 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,396,000)	$(1,682,000)	$(43,878,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of investments	(466,000)	(66,000)	(2,319,000)
Gain on settlement of NMXS.com option	-	(50,000)	(50,000)
Gain from sale of equity interest in Horizon	-	-	(885,000)
Gain on issuance of investee common stock	-	-	(531,000)
Common stock issued for services	707,000	927,000	7,820,000
Preferred stock issued for services	-	-	598,000
Stock options issued for services	110,000	-	9,951,000
Cashless stock option exercise			126,000
Warrants issued for services			2,556,000
Convertible note issued for services	2,000	5,000	109,000
Financing costs payable with common stock	-	-	191,000
Amortization of financing costs related to beneficial conversion feature of convertible notes	240,000	-	240,000
Loss of equity investee			1,207,000
Amortization of technology license	-	-	537,000
Amortization of patents	156,000	156,000	1,834,000
Loss on disposal of equipment	-	-	28,000
Impairment charge of certain patents	-	-	189,000
Impairment charge on property and equipment	-	-	8,000
Depreciation	1,000	2,000	1,126,000
Changes in:
Prepaid expenses and other assets	(11,000)	136,000	182,000
Accounts payable and accrued expenses	395,000	262,000	3,470,000
Accrued interest and expenses - related parties	(63,000)	44,000	261,000

Net cash provided by operating activities;	(325,000)	(266,000)	(17,230,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment			(432,000)
Purchase of investment	-	-	(100,000)
Proceeds from sale of equipment	-	-	18,000
Proceeds from sale of equity interest			885,000
Proceeds from settlement of NMXS.com	-	50,000	50,000
Proceeds received from sale of investment	-	66,000	1,690,000

Net cash provided by (used in) investing activities	-	116,000	2,111,000

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	NINE MONTHS ENDED SEPTEMBER 30,		PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH
	2007	2006	SEPTEMBER 30, 2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock for retirement	-	-	(100,000)
Note payable to stockholders			2,374,000
Proceeds from convertible promissory notes	1,048,000	-	1,048,000
Proceeds from note payable - other	-	-	634,000
Repayment of note payable - other	-	-	(435,000)
Repayment of note payable to officers	-		(525,000)
Net proceeds from issuance of preferred stock	-	-	3,569,000
Net proceeds from issuance of common stock	-	-	9,571,000
Loan repayment to preferred stockholder	-	-	(148,000)
Capital lease payments	-	-	(13,000)
Return of security deposit			16,000

Net cash provided by (used in) financing activities	1,048,000	-	15,991,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	723,000	(150,000)	872,000
Cash and cash equivalents, beginning of period	149,000	364,000	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$872,000	$214,000	$872,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$60,000	$111,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets contributed to the company in exchange for
Series A preferred stock			45,000
Issuance of 14,391,627 common shares to acquire intangible assets			15,000
Special distribution of 14,391,627 shares of common stock to stockholder in settlement of stockholder advances			376,000
Issuance of 7,200,000 common shares to acquire intangible assets			1,440,000
Issuance of Series A preferred stock and warrants in settlement of note payable and accrued interest			1,830,000
Issuance of 1,000,000 common shares to acquire intangible assets			1,000,000
Issuance of 100,000 common shares to acquire furniture and fixtures			49,000
Issuance of 78,000 common shares in satisfaction of accrued expenses			15,000
Issuance of 10,500 shares to acquire furniture and fixtures			40,000
Issuance of 1,400,00 of common shares to acquire Teneo Computing			785,000
Issuance of 1,000,000 of common shares to purchase 42% of Novint Technologies			561,000
Issuance of 641,274 shares of common stock in settlement of note payable			48,000
Issuance of 3,180,552 common shares in satisfaction of accrued expenses			159,000
Issuance of 1,277,685 common shares in satisfaction of accrued expenses			83,000
Issuance of 795,324 of common shares in settlement of note payable		45,000	45,000
Issuance of 1,184,220 common shares in satisfaction of accrued expenses			59,000

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
 (unaudited)
SEPTEMBER 30, 2007

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

Operating results for the three and nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE B - GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at September 30, 2007, had an accumulated deficit of $48,883,000. For the three months and nine months ended September 30, 2007, the Company sustained a net loss of $387,000 and $1,396,000, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.  Accordingly, the Company’s management will seek to raise capital financing either through debt or equity financing.  During 2007, the Company issued a number of convertible promissory notes totaling $1,060,000 through a private placement.  In October 2007, $1,060,000 of convertible debt was converted in for 106,000,000 shares of the Company’s common stock.

MANHATTAN SCIENTIFICS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
 (unaudited)
SEPTEMBER 30, 2007

NOTE C - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS

[1] PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

[2] INTANGIBLE ASSETS:

Patents are recorded at cost of $2,080,000. Amortization is charged against results of operations using the straight-line method over the estimated economic useful life. Patents related to the mid-range fuel cell and the micro fuel cell technologies are estimated to have an economic useful life of 10 years.  Amortization expense was $52,000 and $156,000 for the three and nine months ended September 30, 2007, respectively, and $1,834,000 for the period from July 31, 1992 (inception) through September 30, 2007.  Amortization expense was $52,000 and $156,000 for the three and nine months ended September 30, 2006.

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

[4] BASIC AND DILUTED LOSS PER SHARE

Basic and diluted net loss per common share is presented in accordance with SFAS 128, "Earnings Per Share". Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the applicable reporting periods. The Company’s computation of dilutive net loss per share for the quarters ended September 30, 2007 and 2006 does not assume any exercise of options or warrants or shares issuable upon conversion of the series B preferred stock and common shares, respectively, as their effect is antidulutive.

[5] INVESTMENTS:

The Company records its investment in Novint Technologies, Inc. (“Novint”) at cost and uses the equity method of accounting to record its proportionate share of Novint's net income or loss. During 2003, the Company recorded an impairment of the investment to $0 due to Novint’s inactivity. Subsequently, during 2004, Novint issued common stock pursuant to a private placement.  As a result, the Company has recorded a gain on issuance of investee common stock of $531,000. In addition for the year ended December 31, 2004, the Company has recorded an equity in loss of investee of $492,000, representing the Company’s share of Novint’s current losses. The loss exceeded the Company’s basis in Novint during the year ended December 31, 2004 and the investment balance is carried at $0. As a result of this, the Company did not record its proportionate share of equity in loss of investee for the three and nine months ended September 30, 2007 and 2006.  The Company’s share of loss not recorded amounted to approximately $68,236 and $197,296, respectively for the three and nine months ended September 30, 2007 and $109,069 and $263,509, respectively for the three and nine months ended September 30, 2006.  The Company will continue to account for its investment under the equity method of accounting; however, it will record its proportionate share of net income only after it has recovered all losses in excess of its basis. For the three month periods ending September 30, 2007 and 2006, the Company recorded a gain of $20,000 and $66,000 on the sale and distribution of Novint common stock.  For the nine month periods ending September 30, 2007 and 2006, the Company recorded a gain of $466,000 and $66,000 on the sale and distribution of Novint common stock.  During the nine months ended September 30, 2007, the Company recorded gains of $77,000 from the distribution of 92,216 shares and recoded gains of $389,000 from the distribution of 523,750 shares as additional consideration in connection with the convertible debt financing, including a $20,000 gain on 30,000 shares in the third quarter of 2007.  In 2006, the Company s recorded gains of $66,000 from the distribution of 100,000 shares in the third quarter of 2006. As of September 30, 2007, the Company owned 1,135,109 shares of Novint common stock or approximately 4% of Novint’s common stock. The Company continued to account for its investment in Novint using the equity method since the Company exercises significant influence over Novint.

MANHATTAN SCIENTIFICS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
 (unaudited)
SEPTEMBER 30, 2007

[6] RECENT ACCOUNTING PRONOUNCEMENTS:

The Company has adopted all accounting pronouncements issued before September 30, 2007, which are applicable to the Company.

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
SEPTEMBER 30, 2007

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

MANHATTAN SCIENTIFICS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
 (unaudited)
SEPTEMBER 30, 2007

NOTE D - CONVERTIBLE PROMISSORY NOTES

During April 2007 through September 2007, the Company issued a number of convertible promissory notes totaling $1,047,500 through a private placement.  The notes have a maturity date of December 2007, are noninterest bearing and convertible into shares of the Company’s common stock at a conversion price of $0.01 per share.  The convertible debt was also entitled to half a share of stock the Company held in Novint Technologies, Inc. for every $1 of principal debt held for a total of 523,750 shares.  The Company has determined the convertible debenture contains a beneficial conversion feature and qualifies for treatment under Emerging Issues Task Force No. 00-27 and 00-19. The estimated fair value of the 523,750 shares of common stock in Novint Technologies, Inc. of $620,000 has been determined based on the closing stock price of such stock on the date of each respective note.  The face amount of the convertible debenture of $1,048,000 was proportionately allocated to the debenture and the shares of common stock in Novint Technologies, Inc. in the amount of $659,000 and $389,000, respectively. The proportionate value of the Novint common stock of $389,000 as of September 30, 2007, has been accounted for as a debt discount and is being expensed over the maturity period of these promissory notes.  For the three and nine months ended September 30, 2007, the Company expensed approximately $140,000 and $240,000, respectively, of the debt discount which has been recorded within general and administrative expenses.  The convertible notes are not convertible until a future event.  This event has not occurred as of September 30, 2007 and therefore no beneficial conversion feature has been recorded.

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

In May 2007, the Company issued 35,350,317 shares of common stock to various individuals for services with valuestotaling $707,006 based upon the fair value of the shares issued.

In May 2007, the Company issued 14,200,106 shares of common stock to its former Chief Executive Officer for settlement of debts totaling $71,000.

NOTE F – NOTES PAYABLE – OFFICER

As of September 30, 2007, the Company has loans payable of $500,000 and $529,000 payable to its former Chief Operating Officer and Chief Executive Officer, respectively. The loans bear interest at 5.5% per annum and were initially due December 31, 2002 and have been mutually extended and settled.  In May 2007, the Company issued 14,200,106 shares of common stock to its former Chief Executive Officer for settlement of debt totaling $71,000.

MANHATTAN SCIENTIFICS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
 (unaudited)
SEPTEMBER 30, 2007

NOTE G – AUTHORIZED COMMON STOCK

Beginning in the second quarter of 2007, the Company did not have any shares authorized to issue to option holders, warrant holders or the convertible promissory note holders upon the conversion of these instruments into shares of the Company’s common stock.  In July 2007, the Company amended its Certificate of Incorporation to increase the authorized common stock from 250,000,000 shares to 500,000,000 shares (the “Authorized Shares Amendment”). A majority of the stockholders entitled to vote on the Authorized Shares Amendment voted in favor of the Amendment.

NOTE H – SUBSEQUENT EVENTS

In October 2007, the Company issued an additional $12,000 in convertible notes with a conversion price of $.01 into shares of common stock bringing the total convertible notes issued during 2007 to $1,060,000, see Note D.  As discussed in Note D, the Company has determined the convertible notes contain a beneficial conversion feature however, it was contingent upon the conversion of the notes subject to board approval which occurred on October 31, 2007, at which point all outstanding debt was automatically converted.  As of October 31, 2007, the remaining discounted convertible debentures’ value of $975,221 was then further allocated between the debenture and the beneficial conversion feature, and the entire remaining discounted value of $967,851 was allocated to the beneficial conversion feature. The combined total value of the Novint stock and beneficial conversion feature of $1,361,313 has been accounted for as a debt discount that is being amortized and treated as interest expense over the term of the convertible debenture under the effective interest method.

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
SEPTEMBER 30, 2007

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

MANHATTAN SCIENTIFICS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
 (unaudited)
SEPTEMBER 30, 2007

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

We have worked to develop and commercialize three technologies:

·	Micro fuel cell technology, which is designed to become an ultra efficient miniature electricity generator that converts hydrogen into electricity by chemical means, for portable electronic devices, including cellular telephones, as a substitute for lithium ion and other batteries in common use today.

·	Mid-range fuel cell technology, which is an ultra efficient medium-size electricity generating device that converts hydrogen into electricity, with potential applications including personal transportation, cordless appliances, power tools, wheelchairs, bicycles, boats, emergency home generators, military field communications and laptop computers.

·
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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006.

REVENUES. We had no revenues for the three and nine months ended September 30, 2007 and 2006.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $340,000 and $1,662,000 for the three and nine months ended September 30, 2007, which consisted primarily of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $257,000 and $1,583,000 for the three and nine months ended September 30, 2006.  Included in general and administrative expenses for both the three and nine months ended September 30, 2007 was the financing cost associated with the convertible debt equal to $140,000 and $240,000 for the three and nine months ended September 30, 2007.  Excluding the financing costs associated with the convertible debt, general and administrative expenses decreased $58,000 and $162,000 in the three and nine month periods ended September 30, 2007, a decrease of 23% and 10% from the comparable periods in 2006, primarily from lower professional expenses.

RESEARCH AND DEVELOPMENT. Research and development expenses of $54,000 and $159,000 for three and nine months ended September 30, 2007 remained constant compared to $53,000 and $160,000 for the three and nine months ended September 30, 2006.

NET LOSS. We reported a net loss of $387,000 and $1,396,000 for the three and nine months ended September 30, 2007, respectively, versus a net loss of $262,000 and $1,682,000 for the three and nine months ended September 30, 2006, respectively.

The greater net loss of $125,000 for the three months ended September 30, 2007 compared to the same period in 2006 principally resulted from higher general and administrative expenses in 2007 and a larger gain of $46,000 on distribution of common stock held in Novint Technologies, Inc. during the three months ended September 30, 2006.  The $286,000 lower net loss for the nine months ended September 30, 2007 compared to the same period in 2006 principally resulted from a higher gain on distribution of common stock held in Novint Technologies, Inc. totaling $400,000 during the nine months ended September 30, 2007

For the three month periods ending September 30, 2007 and 2006, the Company recorded a gain of $20,000 and $66,000 on the sale and distribution of Novint common stock.  For the nine month periods ending September 30, 2007 and 2006, the Company recorded a gain of $466,000 and $66,000 on the sale and distribution of Novint common stock.  During the nine months ended September 30, 2007, the Company  recorded gains of $77,000 from the distribution of 92,216 shares and recoded gains of $389,000 from the distribution of 523,750 shares as additional consideration in connection with the convertible debt financing, including a $20,000 gain on 30,000 shares in the third quarter of 2007.  In 2006, the Company s recorded gains of $66,000 from the distribution of 100,000 shares in the third quarter of 2006.

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

At September 30, 2007, our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, and 1,135,109 shares of common stock of Novint Technologies, Inc.; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

The Company had an increase of $723,000 in cash and cash equivalents for the nine months ended September 30, 2007, as a result of proceeds of $1,048,000 from financing activities from the issuance of convertible promissory notes, compared to a decrease in cash and cash equivalents equal to $150,000 for the comparable period in 2006.  For the nine months ended September 30, 2007, cash used by operating activities was $325,000 compared to $266,000 used by operating activities for the nine months ended September 30, 2006.  Common stock and options issued for services equaled $817,000 for the nine months ended September 30, 2007 and common stock issued for services valued at $927,000 for the nine months ended September 30, 2006.

Stockholders' equity totaled a deficit of $2,892,000 on September 30, 2007 and the working capital was a deficit of $3,171,000 on such date.

We do not expect any significant change in the total number of employees in the near future. We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next 12 months, although we have no agreements regarding any such technologies as of the date of this Report.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of September 30, 2007, we had $872,000 in cash. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, borrowing as appropriate, and our cash on hand. However, we do not know if those resources will be adequate to cover our capital requirements.

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

During the most recent quarter ended September 30, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of September 30, 2007, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements other than the litigation described above which was subsequently settled.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of December, 2008.

MANHATTAN SCIENTIFIC, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer