Form 10-K
period 2007-12-31
MANHATTAN SCIENTIFICS INC
filed 2009-02-03
CIK 1099132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
 (Title of Class)

Indicate by check mark if the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes o   No  ☒
Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes o  No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B (§229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller-reporting company ☒

Indicate by check mark whether the issuer is a shell company (a defined in Rule 12b-2 of the Act)   Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of December 31, 2007 was $9,061,083.  For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of March 31, 2008 there were 319,670,926 shares of common stock of the issuer issued and outstanding.

PART I

Forward Looking Statements

This Form 10-K contains "forward-looking" statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which we may participate, competition within our chosen industry, including competition from much larger competitors, technological advances, and the failure by us to successfully develop business relationships. In addition, these forward-looking statements are subject, among other things, to our successful completion of the research and development of our technologies; successful commercialization and mass production of, among other things, the micro fuel cell, mid-range fuel cell, and haptics Internet applications; successful protection of our patents; and effective significant industry competition from various entities whose research and development, financial, sales and marketing and other capabilities far exceeds ours. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY HISTORY

Manhattan Scientifics, Inc., a Delaware corporation, was formed through a reverse merger involving a public company in January 1998. The public company was incorporated in Delaware on August 1, 1995 under the name Grand Enterprises, Inc. ("Grand"). Grand was initially organized to market an unrelated patented product, but subsequently determined that its business plan was not feasible. In January 1998, Grand effected the reverse merger in a transaction involving Projectavision, Inc., another public company that was founded by Marvin Maslow, our former Chief Executive Officer. Projectavision was the owner of approximately 98% of Tamarack Storage Devices, Inc., a privately-held Texas corporation formed in 1992 to develop and market products based on the holographic data storage technology.  We are no longer engaged in development and commercialization of Holographic data storage technologies (technologies for the storage and retrieval of data in the form of holographically stored light patterns, rather than magnetic). We sold this portfolio of approximately 21 patents surrounding these inventions during 2002.  In January 1998, Grand formed a wholly-owned subsidiary named Grand Subsidiary, Inc. Grand Subsidiary and Tamarack merged, Tamarack being the surviving corporation, and via the merger, Tamarack became a subsidiary of Grand. As consideration for merging Tamarack with Grand Subsidiary, Grand gave Projectavision and the other stockholders of Tamarack 44,000,000 shares of our common stock. In addition, in exchange for a note payable of $1.5 million plus accrued interest of $330,000 due to Projectavision from Tamarack, Grand gave Projectavision 182,525 shares of its Series A Preferred Stock and a warrant to purchase 750,000 shares of our common stock at an exercise price of $0.10 per share, which expired on January 7, 2008.  Mr. Maslow, our former Chief Executive Officer, purchased the warrant from Projectavision for $25,000. The Series A Preferred Stock was subsequently converted into 9,435,405 shares of our common stock. In connection with this transaction, new personnel assumed the management of Grand, former management resigned, and Grand changed its name to Manhattan Scientifics, Inc.

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

In 2008, we purchased, in exchange for our common stock, Metallicum, Inc. and its licensed patented technology.  Through Metallicum, we hope to take advantage of a unique processing methodology for producing nanostructures in a wide range of ductile metals and alloys and we are now attempting to commercialize this new and revolutionary technology.  Nanostructured metals and alloys possess significantly enhanced mechanical properties that include, for example, increased strength without concurrent losses in ductility, and significantly increased resistance to fatigue fracture. Nanostructured commercially pure grades of titanium have proven to also possess excellent machinability as well as high toughness and strength.

We are also seeking to develop corporate opportunities to benefit our shareholders; however, other than as set forth in this document, we have not executed agreements or finalized arrangements for any other technologies or opportunities as of the date of this Form 10-K.

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

Presently, our business model is concentrated in the area of commercialization of our technologies in the alternative energy field, with emphasis on potential opportunities in Asia, and we have essentially become a single purpose company in this regard.  In addition to technology commercialization, we have sought to develop appropriate corporate opportunities from time to time for the benefit of our stockholders.

Since our technologies are still in their development phase, we have generated only limited revenues. As such, the need for operating and acquisition capital is a continuous concern requiring the ongoing efforts of our management. We are not a large capital-user but have raised since our reverse merger in January 1998 approximately $10.8 million in capital from notes payable to stockholders, proceeds from convertible notes and net proceeds from common stock and preferred stock.  Our management intends to work diligently to raise capital on an as needed basis through private placements, registered public offerings, debt, and/or other financing vehicles.  During April 2008 through January 2009, we sold approximately $1,100,000 from a private placement offering.  The private placement originally provided for the offer and sale of up to 50,000,000 unregistered shares of our common stock at a price of $0.02 per share, for an aggregate offering price of $1,000,000, and allowed us to accept or reject any oversubscription.

One of our most significant assets is the shares of common stock we own in Novint Technologies, Inc. (“Novint”).  We have used our Novint common stock to help raise capital and to fund operations.  During the year ended December 31, 2006, we sold 100,000 shares of Novint for $66,000 and issued 210,335 shares in lieu of payment of a note payable for $200,000 and interest of $4,000.  During the year ended December 31, 2007, we distributed 92,216 shares of Novint as payment of $77,000 of a note payable due to a former officer, and issued 530,000 shares of Novint related to the issuance of convertible debt.  As of December 31, 2007, we owned 1,128,859 shares of Novint common stock.

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

MICRO FUEL CELL TECHNOLOGY

We believe that micro fuel cell-based power sources have the potential to replace and/or supplement conventional batteries as a charger to provide portable power sources. If perfected, we believe micro fuel cell technology could supply energy to consumer electronic products such as cellular phones, pagers, and other microelectronic devices more efficiently than conventional batteries. We believe micro fuel cells would be re-fuelable with insignificant amounts of methanol and water or other fuels and would significantly increase available energy over current state-of-the-art battery technology which has a fixed fuel supply. Until recently, fuel cell technology had not been practical for consumer electronics because of the size of the devices necessary to produce electrical energy. We believe that new materials and miniaturization technology have the potential to make micro fuel cell technology commercially feasible. As a result of our shortage of capital, no additional investment or further resulting progress was made with micro-fuel cell technology during 2007.

We have not kept pace with the steady growth of the solar photovoltaic industry during the past six years as we have chosen to focus our limited resources on the fuel cell inventions and patents which we are pursuing. As a result of the shortage of available capital, no additional investment or further resulting progress was made in the micro fuel cell technology during 2007.

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

In January 2004, we licensed our mid-range fuel cell technology to a Singapore company with manufacturing in China as part of our efforts to provide low cost fuel cell systems to Asian and other worldwide markets. Among other things, the contract gave the licensee non-exclusive rights to produce and sell fuel cell engines based on the NovArs technology. The agreement included an upfront payment of $150,000, royalties and 17.5% equity interest in the Singapore company.  In December 2005, we sold our equity interest in the licensee back to the licensee for $885,000.

In 2005, we shifted our focus from licensing our mid range fuel cell technology to trying to find a joint venture partner to build product in China. As of December 31, 2007, these efforts have not resulted in our obtaining a joint venture partner for this technology although we will continue to utilize this strategy.  We intend to explore other potential applications for the solar cell technology, as well as potential strategic relationships with third parties relating to investment, mass manufacturing, and mass marketing of the technology.

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

During the year ended December 31, 2006, we sold 100,000 shares of Novint for $66,000 and issued 210,335 shares in lieu of payment of a note payable for $200,000 and interest of $4,000.  During the year ended December 31, 2007, we distributed 92,216 shares of Novint as payment of $77,000 of a note payable due to a former officer, and issued 530,000 shares of Novint related to the issuance of convertible debt.  As of December 31, 2007, we owned 1,128,859 shares of Novint common stock.  Novint’s common stock is traded on the over-the-counter market on the OTC Bulletin Board under the symbol NVNT.

Although we have sold and distributed shares of Novint stock to fund our operations, we believe that our ownership of Novint stock will benefit our shareholders as Novint develops these and other promising haptics applications. We intend to work with Novint in the future to explore available opportunities to develop and exploit this technology.

3. NANO-STRUCTURED METALS (METALLICUM, INC.)

In June 2008, we acquired Metallicum, Inc. and its licensed patented technology.  We entered into a stock purchase agreement with Metallicum, Inc. to acquire all of the outstanding capital in exchange for 15,000,000 shares of our common stock.  An additional 15,000,000 shares of our common stock will be payable to Metallicum in the event of meeting certain milestones.

The transaction includes all of Metallicum's licensed intellectual property related to the design and high-volume nano-fabrication of nano-structuring metals for medical components as well as for transportation applications. We intend to establish manufacturing partner relationships with major Fortune 500 metals companies.  Our business plan includes strategic partnering with significant customers in the medical device & prosthetics industries as well as in auto, truck, and aircraft manufacturing industries

The Metallicum division will produce and license the super strong metals using nano-technology developed by scientists at Los Alamos National Laboratory in conjunction with their colleagues in Russia.  The technology is expected to trim thousands of pounds from airplanes and hundreds of pounds from cars without sacrificing structural strength or adding significant cost.

The nanostructured metals have wide implications for use in the medical device and prosthetics industries including dental implants, replacements for hips, shoulders, knees and cardio vascular stents.  In December 2008, a manufacturing joint venture partner in Albuquerque, N.M. received U.S. Food and Drug Administration 510(k) clearance to market nano-structued titanium metal dental implants using our technology. This clearance positions us closer to our goal of commercializing our technology for nanostructured metals. We are in talks with many of the key manufacturers of dental implants and have signed material testing agreements with several manufacturers.

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

FUEL CELLS

In the last few years there has been a much greater interest in using fuel cells as an energy source for practical, lower powered applications such as automobiles and portable electronic devices. In addition, many automotive companies have indicated they will contribute several hundred million dollars as part of a global alliance with other entities to develop automotive engines powered by fuel cells. By reason of the innovative nature of the technologies we are developing, and the yet unproven markets for such technologies, the markets in which we compete may have barriers to entry. These include the perception of fuel cell technologies in general by the investment community, the costs associated with creating the infrastructure necessary for delivery of hydrogen and other fuels, and the general condition of the economy. There are others working toward similar objectives in order to penetrate these markets and we anticipate additional companies will pursue the same goals. Those whose efforts we are aware of include, without limitation, Medis Technologies, MTI Micro, Samsung, Toshiba, and Smart Fuel Cells in the area of micro fuel cells; and Ballard (now our licensee), Prononex Technologies and Plug Power, Inc., in the area of mid-range fuel cells.

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

We reviewed our patents and technology licenses for impairment and determined that our solar fuel cell patents became impaired during 2002 and recorded a charge of approximately $189,000 in the fourth quarter of 2002 to reduce the carrying value of these patents to zero. For the years ended December 31, 2007 and 2006, there were no impairment charges related to our patents and technology licenses.  The patents will be fully amortized by the end of the fiscal year ending December 31, 2008.

Patents are recorded at cost of $2,080,000. Amortization is charged against results of operations using the straight-line method over the estimated economic useful life. Patents related to the mid-range fuel cell and the micro fuel cell technologies are estimated to have an economic useful life of 10 years.  Amortization expenses were $208,000 for each of the years ended December 31, 2007 and 2006 and approximately $1,886,000 for the period from July 31, 1992 (inception) through December 31, 2007.  Amortization Expense recorded for our patents is shown as Research and Development Expense within the Consolidated Statement of Operations.

Research and development costs are expensed as incurred and amounted to $2,000 and $13,000 for the years ended December 31, 2007 and 2006, respectively.

SALES AND MARKETING

Although our technologies presently are in the development stage, we are engaged in an early commercialization program intended to facilitate the transition from development to licensing, manufacturing and/or sale. This program consists of preliminary dialogues with potential strategic partners, investors, manufacturers, potential licensees and/or purchasers.

EMPLOYEES

As of December 31, 2007, we had one full-time employee in general management. We do not expect any significant change in the total number of employees in the near future. Most of our research and development work has been performed by employees of our various research and development independent contractors (see below). We have historically indirectly funded the salaries of these individuals through our contract research and development payments to their employers. Although not technically our employees, we have considered these individuals to be an integral part of our research and development team.  None of our employees or contractors is members of any union or collective bargaining organization. We consider our relationships with our employee and our independent contractor employees to be good.

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

ITEM 1A. RISK FACTORS

An investment in the Common Stock involves a high degree of risk. In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating the Company and our business. If you decide to buy our securities, you should be able to afford a complete loss of your investment.

WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE OUR TECHNOLOGIES WHICH WOULD RESULT IN CONTINUED LOSSES.

We are currently developing our technology and a commercial product. We have not generated any revenues and we are unable to project when we will achieve profitability, if at all. As is the case with any new technology, we expect the development process to continue. We cannot assure that our resources will be able to develop our technology fast enough to meet market requirements. We can also not assure that our technology will gain market acceptance and that we will be able to successfully commercialize the technologies. The failure to successfully develop and commercialize the technologies would result in continued losses and may require us to curtail operations.

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

OUR ABILITY TO EFFECTUATE OUR BUSINESS MODEL MAY BE LIMITED, WHICH WOULD ADVERSELY EFFECT OUR BUSINESS AND FINANCIAL CONDITIONS.

Our future performance will depend to a substantial degree upon our ability to effectuate and generate revenues from our licensing and royalty business model. As a result, we may continue to incur substantial operating losses until such time as we are able to generate revenues from the sale or license of our products. There can be no assurance that businesses and customers will adopt our technology and products, or that businesses and prospective customers will agree to pay for or license our products. In the event that we are not able to significantly increase the number of customers that purchase or license our products, or if we are unable to charge the necessary prices or license fees, our financial condition and results of operations will be materially and adversely affected.

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

We rely on a combination of intellectual property law, nondisclosure, trade secret and other contractual and technical measures to protect our proprietary right. Our success will depend, in part, on our technology’s commercial viability and on the strength of our intellectual property rights. However, we cannot assure you that these provisions will be adequate to protect our intellectual property. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

Although we believe that our intellectual property does not infringe upon the proprietary rights of third parties, competitors may claim that we have infringed on their products.

We could incur substantial costs in defending ourselves in suits brought against us for alleged infringement of another party’s intellectual property rights as well as in enforcing our rights against others, and if we are found to infringe, the manufacture, sale and use of our or our customers’ or partners’ products could be enjoined. Any claims against us, with or without merit, would likely be time-consuming, requiring our management team to dedicate substantial time to addressing the issues presented. Furthermore, the parties bringing claims may have greater resources than we do.

OUR MANAGEMENT IS ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER ALL MATTERS REQUIRING SHAREHOLDER APPROVAL.

Our existing directors and executive officers are the beneficial owners of approximately 29% of the outstanding shares of common stock, excluding stock options. As a result, our existing directors, executive officers, principal shareholders and their respective affiliates, if acting together, would be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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

As of December 31, 2007, our certificate of incorporation, as amended, authorizes us to issue 500,000,000 shares of common stock. If we are not able to increase our authorized capital, we may not be able to raise additional funds or pay service providers which could be harmful to our business or cause us to cease operations altogether.

LIMITED PUBLIC MARKET FOR OUR COMMON STOCK MAY AFFECT OUR SHAREHOLDERS' ABILITY TO SELL OUR COMMON STOCK.

Our Common Stock currently was traded on NASDAQ's Over-The-Counter Bulletin Board through May 2007.  Our Common Stock is currently traded on the Over the Counter Pink Sheets, which is generally considered to be a less efficient market than national exchanges. Consequently, the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through SEC regulations, delays in the timing of transactions, difficulties in obtaining price quotations, reduction in security analysts' and the new media's coverage of us, if any, and lower prices for our securities than might otherwise be attained. This circumstance could have an adverse effect on the ability of an investor to sell any shares of our common stock as well as on the selling price for such shares. In addition, the market price of our common stock may be significantly affected by various additional factors, including, but not limited to, our business performance, industry dynamics or changes in general economic conditions.

APPLICABILITY OF "PENNY STOCK RULES" TO BROKER-DEALER SALES OF OUR COMMON STOCK COULD HAVE A NEGATIVE EFFECT ON THE LIQUIDITY AND MAREKT PRICE OF OUR COMMON STOCK.

A penny stock is generally a stock that is not listed on a national securities exchange or NASDAQ, is listed in the "pink sheets" or on the NASD OTC Bulletin Board, has a price per share of less than $5.00 and is issued by a company with net tangible assets less than $5 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in Common Stock and other equity securities, including determination of the purchaser's investment suitability, delivery of certain information and disclosures to the purchaser, and receipt of a specific purchase agreement before effecting the purchase transaction.

Many broker-dealers will not effect transactions in penny stocks, except on an unsolicited basis, in order to avoid compliance with the penny stock trading rules. When our Common Stock is subject to the penny stock trading rules, such rules may materially limit or restrict the ability to resell our Common Stock, and the liquidity typically associated with other publicly traded equity securities may not exist.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. DESCRIPTION OF PROPERTIES

Our principal executive office is at 405 Lexington Avenue, 32nd Floor, New York, New York, 10174. We lease approximately 300 square feet of office space on a month-to-month basis. The aggregate annual rent for this office space was $6,000 in 2007.  We believe our facilities are adequate for our current and planned business operations.

ITEM 3. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of December 31, 2007, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements other than the litigation described above which was subsequently settled.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Board of Directors has adopted and approved an amendment to our Certificate of Incorporation to increase the authorized common stock from 250,000,000 shares to 500,000,000 shares (the “Authorized Shares Amendment”). A majority of the stockholders entitled to vote on the Authorized Shares Amendment voted in favor of the Amendment by written consent dated May 25, 2007.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Starting on May 8, 2007, our Common Stock began trading and, currently trades, on the Over the Counter Pink Sheets under the symbol “MHTX.PK” after being removed from trading on NASDAQ's Over-The-Counter Bulletin Board under the symbol "MHTX.OB".  The following table sets forth for the periods indicated, the high and low per share bid information for our common stock for the fiscal years ended December 31, 2006 and December 31, 2007 and the period to December 11, 2008, as reported by www.nasdaq.com. Such high and low bid information reflects inter-dealer quotes, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

2006	High	Low
First Quarter	$ 0.065	$ 0.050
Second Quarter	$ 0.075	$ 0.047
Third Quarter	$ 0.060	$ 0.027
Fourth Quarter	$ 0.044	$ 0.012

2007	High	Low
First Quarter.	$ 0.039	$ 0.012
Second Quarter	$ 0.029	$ 0.014
Third Quarter	$ 0.030	$ 0.010
Fourth Quarter	$ 0.090	$ 0.011

2008	High	Low
First Quarter.	$ 0.064	$ 0.030
Second Quarter	$ 0.053	$ 0.030
Third Quarter	$ 0.090	$ 0.022
Fourth Quarter	$ 0.063	$ 0.025

As of December 31, 2007, we had 658 registered shareholders and 318,545,000 shares of Common Stock issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the past three years, we have issued unregistered securities in the following transactions in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933:

2007

In May 2007, we issued 35,350,317 shares of common stock to various individuals for services with values totaling $707,006 based upon the fair value of the shares issued.

In May 2007, we issued 14,200,106 shares of common stock for settlement of debts totaling $71,000.

In October 2007, we issued 4,200,000 shares of common stock for services to an individual with a value of $60,900 based upon the fair value of the shares issued.

In October 2007, we issued 106,000,000 shares of common stock related to the conversion of convertible debt previously issued during 2007.  The convertible debt converted totaled $1,060,000 at which time the entire debt discount of $1,361,000 had been expensed.

In November 2007, we issued 1,000,000 shares of common stock to an individual for services with a value of $30,000 based upon the fair value of the shares issued.

In November 2007, we also issued 1,000,000 shares of common stock to an individual for services to be provided with a value of $30,000 based upon the fair value of the shares issued.

2006

In September 2006, we issued 400,000 shares of common stock for consulting and legal services rendered at $.044 per share or approximately $18,000.

In August 2006, we issued 1,184,220 shares of common stock for settlement of accrued legal services previously rendered of approximately $59,000.

In July 2006, we issued 585,000 shares of common stock for consulting services rendered at $.06 per share or approximately $35,000.

In May 2006, we issued 13,000,000 shares for services rendered by its Board of Directors valued at $.06 per share or $780,000.

In March 2006, we  issued 150,000 shares for services rendered valued at $.058 per share or approximately $9,000.

In February 2006, we issued 505,000 shares for services rendered by consultants and our single employee valued at $.051 per share or approximately $26,000.  In February 2006, we also issued 795,324 shares in satisfaction of note payable of approximately $43,000 and interest of approximately $2,000.

2005

In March 2005, we issued 250,000 shares for consulting services valued at $16,750.

In January 2005, we issued 100,000 shares for consulting services valued at $6,200.

In January 2005, we also issued 500,000 shares for legal services valued at $31,000.

Securities Authorized for Issuance under Equity Incentive Plans

Our 1998 Stock Option Plan (the "1998 Plan"), authorizes the issuance of options and Common Stock to officers, employees and directors. We reserved 30,000,000 shares of our Common Stock for awards to be made under the 1998 Plan. The 1998 Plan allows for the issuance of either incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees) or non-qualified stock options. The 1998 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten years. Under the 1998 Plan, the exercise price may not be less than fair market value on the date of grant for both incentive stock options and non-qualified stock options. The number of options under the 1998 Plan available for grant at December 31, 2007 was 30,000,000.

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

On January 17, 2003, we registered an additional 8,000,000 of our common stock for issuance under the 2000 Plan. The 2000 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2000 Plan allows for the issuance of incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2000 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2000 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2000 Plan available for grant at December 31, 2007 was 25,281,000.

In November 2004, our Board of Directors adopted the 2004 Consultant Stock Plan (the "2004 Plan"). The purpose of this 2004 Consultant Stock Plan is to advance our interests by helping us obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock. We reserved 2,000,000 shares of our Common Stock for awards to be made under the 2004 Plan. We filed a registration statement on Form S-8 with the SEC on November 26, 2004 to register the shares underlying the 2004 plan. The 2004 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee, or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2004 Plan. The number of shares under the 2004 Plan available for grant at December 31, 2007 was 500,000.

On May 9, 2005, our Board of Directors adopted the 2005 Equity Compensation Plan (the "2005 Plan"). The purpose of this Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success, by offering them an opportunity to participate in the our future performance through awards of Options, the right to purchase Common Stock and Stock Bonuses. We reserved 10,000,000 shares of our Common Stock for awards to be made under the 2005 Plan. The 2005 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee, or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2005 Plan. We filed a registration statement on Form S-8 with the SEC on June 8, 2005 to register the shares underlying the 2005 plan. The number of shares under the 2005 Plan available for grant at December 31, 2007 was 4,868,763.

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2006, the most recently completed fiscal year.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	–	–	60,649,763
Total	-	-	60,649,763

Exercise prices and weighted-average contractual lives of the 38,245,000 stock options outstanding as of December 31, 2007 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.014	10,000,000	9.18	0.013	10,000,000	0.014
0.02	1,800,000	5.58	0.020	1,800,000	0.02
0.05	18,625,000	2.65	0.050	18,625,000	0.05
0.055	1,000,000	7.58	0.055	1,000,000	0.055
0.20	5,760,000	1.71	0.200	5,760,000	0.20
0.39	250,000	4.98	0.390	250,000	0.39
1.25	200,000	4.98	1.250	200,000	1.25
2.25	110,000	3.46	2.250	110,000	2.25
2.40	500,000	3.33	2.400	500,000	2.40

All options we issued through December 31, 2007 vested within ninety days from the date of grant and expire at various dates during 2008 through 2017.

We issued the following warrants at the corresponding weighted average exercise price as of December 31, 2007.

	Warrants	Weighted average Exercise Price
Outstanding as of December 31, 2005	19,250,000	$0.12
Issued	0

Outstanding as of December 31, 2006	19,250,000
Issued	4,000,000	0.01
Cancelled	(10,000,000)	0.05

Outstanding as of December 31, 2007	13,250,000	0.15

Date	Number of Warrants	Exercise Price	Contractual Life	Number of Shares Exercisable
January 8, 1998	750,000	$.100	10 years	750,000
July 28, 1998	2,500,000.050		10 years	2,500,000
February 10, 1998	2,000,000.750		10 years	2,000,000
November 9, 2004	4,000,000.050		4 years	4,000,000
October 11, 2007	3,200,000.013		10 years	3,200,000
November 9, 2007	800,000.013		10 years	800,000
	13,250,000			13,250,000

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes appearing elsewhere in this Form 10-K.

OVERVIEW

We have been acquiring and licensing technologies, directing, supervising and coordinating our research and development efforts, raising capital, and initiating commercialization activities and dialogue with potential customers.

As of December 31, 2007, we had an accumulated deficit since inception, from July 31, 1992, of $50,501,000. Included in this accumulated loss are charges amounting to approximately $21,240,000 relating to the issuance of equity instruments for services and approximately $6,700,000 from Tamarack prior to our acquisition of Tamarack. We expect operating losses to continue for the foreseeable future because we will be continuing to fund research and development efforts as well as general and administrative expenses.

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

COMPARISON OF YEAR ENDED DECEMBER 31, 2007 TO YEAR ENDED DECEMBER 31, 2006.

NET LOSS. We reported a net loss of $3,014,000, or $(0.01) per common share, basic and diluted, for the year ended December 31, 2007, versus a net loss of $1,694,000, or $(0.01) per common share, basic and diluted, for the year ended December 31, 2006.  The 78% increase in our net loss from the year ended December 31, 2006 equaled $1,320,000, resulting from a $1,516,000 increase in general and administrative costs, primarily as a result of $1,361,000 of debt discount charges related to our convertible notes issued in 2007, partially offset by an increase in other income from $244,000 for the year ended December 31, 2006 to $429,000 for the year ended December 31, 2007, primarily as a result of an increase in income from the sale and distribution of our shares of Novint stock.  During the year ended December 31, 2007, we distributed 622,216 shares of Novint stock and recorded a gain of $470,000 compared to the 310,335 shares of Novint stock we distributed during the year ended December 31, 2006 for which we recorded a gain of $270,000.

REVENUES. We had no revenues for the years ended December 31, 2007 and 2006.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the year ended December 31, 2007 totaled $3,443,000, an increase of $1,505,000, or 78%, versus costs and expenses of $1,938,000 for the year ended December 31, 2006.  These costs and expenses are detailed below.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $3,233,000 for the year ended December 31, 2007, which consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses, versus general and administrative expenses of $1,717,000 for the year ended December 31, 2006. This increase of $1,516,000, or 88%, is primarily a result of debt discount charges related to our convertible notes in 2007 of approximately $1,361,000 which no such charges were incurred in the prior year.

RESEARCH AND DEVELOPMENT. Research and development expenses were $210,000 for year ended December 31, 2007 compared to $221,000 for the year ended December 31, 2006, a marginal decrease of $11,000.

LIQUIDITY AND PLAN OF OPERATIONS

We are a development stage company and are in the technology acquisition and development phase of our operations. Accordingly, we have relied primarily upon private placements and subscription sales of stock to fund our continuing activities and acquisitions. To a limited extent, and as described below, we have also relied upon borrowing from two of our former senior officers, Marvin Maslow and Jack Harrod, and through a bank guarantee made by Mr. Maslow of a traditional loan which we recently retired. Until we generate revenue from sales and licensing of technology, or receive a large infusion of cash from a potential strategic partner or through the efforts of an investment banker, we intend to continue to rely upon these methods and the limited sales of our shares or other assets, which has become increasingly difficult with our low share price, to fund operations during the next year.

Our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, and 1,128,859 shares of common stock of Novint Technologies, Inc.; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

We had an increase of $303,000 in cash and cash equivalents for the year ended December 31, 2007, as a result of financing activities from the proceeds of $1,060,000 from the issuance of convertible promissory notes partially offset by the purchase of treasury stock, compared to a decrease in cash and cash equivalents equal to $215,000 for the comparable period in 2006.  For the year ended December 31, 2007, cash used by operating activities was $537,000 compared to $331,000 used by operating activities for the year ended December 31, 2006 as a result of a greater net loss in 2007 partially offset by higher non-cash operating items, including the financing costs related to beneficial conversion feature of convertible notes.  Common stock and options issued for services equaled $1,025,000 for the year ended December 31, 2007 and common stock issued for services valued at $868,000 for the year ended December 31, 2006.

Stockholders' equity totaled a deficit of $1,073,000 on December 31, 2007 and the working capital was a deficit of $1,299,000 on such date.

In 2008, we purchased, in exchange for our common stock, Metallicum, Inc. and its licensed patented technology.  We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next 12 months, although we have no agreements, other than the agreement to acquire Metallicum, Inc., regarding any such technologies as of the date of this Report.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of December 31, 2007, we had $452,000 in cash and cash equivalents. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, borrowing as appropriate, and our cash on hand. However, we do not know if those resources will be adequate to cover our capital requirements.   Accordingly, our management will seek to raise capital financing either through debt or equity financing.  We issued $1,060,000 of convertible debt during fiscal year 2007 which was then converted in 2007 for a total of 106,000,000 shares of our common stock.  See the footnotes to the financial statement for a further discussion.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. The statement does not require any new fair value measurements, but for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the effect of this pronouncement on its financial statements.

In February 2007, the FASB issued SFAS No. 159, the “Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 provides entities with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that select different measurement attributes. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect of this pronouncement on its financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”) issued Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services To Be Used in Future Research and Development Activities” (“EITF 07-3”) which concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or services are performed. Such capitalized amounts should be charged to expense if expectations change such that the goods will not be delivered or services will not be performed. The provisions of EITF 07-3 are effective for new contracts entered into during fiscal years beginning after December 15, 2007. The consensus on EITF 07-3 may not be applied to earlier periods and early adoption is not permitted.  We are currently evaluating the effect of this pronouncement on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations - Revised 2007”. SFAS 141 (R) provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies to business combinations where is the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 141 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of PASS Statements No. 87, 106, and 132(R)” (SFAS No. 158).  SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulate other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for our fiscal year ending December 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for our fiscal year ending December 31, 2009. We are currently evaluating the impact of the adoption of SFAS No. 258 and do not expect that it will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We are currently evaluating the effect of this pronouncement on its financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted  for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. We do not expect the adoption of SFAS 161 will have a material impact on its financial condition or results of operation.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  We do not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

In September 2006, the United States Securities and Exchange Commission (“SEC”) adopted SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects to prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of our balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We are currently evaluating the impact, if any, that SAB 108 may have on our results of operations or financial position.

GOING CONCERN

Our independent registered public accounting firm has stated in their audit report on our December 31, 2007 and 2006 consolidated financial statements, that we have experienced recurring losses and have working capital deficit. The conditions, among others, raise substantial doubt about our ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates includes the carrying value of our patents, fair value of our common stock, assumptions used in calculating the value of stock options, accounting for income taxes and uncertainty in income taxes and depreciation and amortization.

Investments

We record our investment in Novint Technologies, Inc. (“Novint”) at cost and use the equity method of accounting to record our proportionate share of Novint's net income or loss. During 2003, we recorded an impairment of the investment to $0 due to Novint’s inactivity.  Subsequently, during 2004, Novint issued common stock pursuant to a private placement, as a result, we have recorded a gain on issuance of investee common stock of $531,000. In addition for the year ended December 31, 2004, we have recorded an equity in loss of investee of $492,000, representing our share of Novint’s current losses.  The loss exceeded our basis in Novint during the year ended December 31, 2004 and the investment balance is carried at $0.  As a result of this, we did not record our proportionate share of equity in loss of investee for the years ended December 31, 2005, 2006 and 2007.  Our share of loss not recorded amounted to approximately $287,000 and $379,000, respectively for the years ended December 31, 2007 and 2006. We will continue to account for our investment under the equity method of accounting, however, it will record our proportionate share of net income only after it has recovered all losses in excess of our basis.  For the years ended December 31, 2007 and 2006, we sold certain shares in Novint and have recorded a gain on sale of those shares of  $470,000 and $270,000, respectively.  As of December 31, 2007, we owned 1,128,859 shares of Novint common stock or approximately 4%.  We continue to account for our investment in Novint using the equity method since we still exercise significant influence over Novint.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (R) “Share-Based Payment” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.

We adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The accompanying consolidated financial statements as of and for the year ended December 31, 2006 reflects the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our accompanying consolidated financial statements for the prior periods have not been restated, and do not include the impact of SFAS No. 123(R). Stock based compensation expense recognized under SFAS No. 123(R) for the year ended December 31, 2007 and December 31, 2006 totaled $197,000 and $0, respectively.

OFF BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2007 AND 2006	F-3
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH DECEMBER 31, 2007	F-4
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT) FOR THE PERIODS FROM JULY 31, 1992 (INCEPTION) THROUGH DECEMBER 31, 2007	F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH DECEMBER 31, 2007	F-14
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-16

AJ. ROBBINS, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
216 SIXTEENTH STREET
SUITE 600
DENVER, COLORADO 80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Manhattan Scientifics, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Manhattan Scientifics, Inc. (a development stage enterprise) (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity (capital deficit), and cash flows for each of the years then ended. The financial statements for the period from inception (July 31, 1992) to December 31, 2003, were audited by other auditors whose report included an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern.  The financial statements for the period from inception (July 31, 1992) to December 31, 2003 include total revenues and net loss of $706,000 and $39,052,000, respectively.  Our opinion on the statements of operations, stockholders’ equity (deficit) and cash flows for the period from inception (July 31, 1992) to December 31, 2007, insofar as it relates to amounts for prior periods through December 31, 2003, is based solely on the report of the other auditors.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manhattan Scientifics, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years then ended and for the period from inception (July 31, 1992) to December 31, 2007, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has experienced recurring losses and negative cash flows from operations and has both a working capital and a capital deficit at December 31, 2007, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might results from the outcome of this uncertainty.

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado

January 29, 2009

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$452,000	149,000
Prepaid expenses and other assets	44,000	9,000

Total current assets	496,000	158,000

Property and equipment, net	28,000	30,000
Investments	2,000	2,000
Patents, net of accumulated amortization of $1,886,000 and $1,678,000, respectively	194,000	402,000
Other asset	2,000	2,000

Total assets	$722,000	594,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$547,000	1,522,000
Accrued interest and expenses - related parties	220,000	324,000
Notes payable to former officers	995,000	1,100,000
Notes payable - other	33,000	32,000

Total current liabilities	1,795,000	2,978,000

Commitments and Contingencies:

CAPITAL DEFICIT
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares; issued and outstanding - none	-	-
Series B convertible, authorized 250,000 shares; 49,999 shares issuedand outstanding	-	-
Series C convertible, redeemable, authorized 14,000 shares;
issued and outstanding - none	-	-
Common, authorized 500,000,000 shares, 318,545,000 and 200,449,577 shares issued, and outstanding, respectively	319,000	201,000
Additional paid-in-capital	49,109,000	44,902,000
Deficit accumulated during the development stage	(50,501,000)	(47,487,000)

Total capital deficit	(1,073,000)	(2,384,000)

	$722,000	594,000

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

			PERIOD FROM
			JULY 31, 1992
	YEAR ENDED		(INCEPTION)
	DECEMBER 31,		THROUGH
	2007	2006	December 31, 2007

Revenue	$-	$-	$856,000

Operating costs and expenses:
General and administrative	3,233,000	1,717,000	42,735,000
Research and development	210,000	221,000	8,822,000
Impairment charge of certain patents	-	-	189,000

Total operating costs and expenses	3,443,000	1,938,000	51,746,000

Loss from operations before other income and expenses	(3,443,000)	(1,938,000)	(50,890,000)

Other income and expenses:
Gain from sale of equity interest	-	-	885,000
Gain on settlement of NMXS.com option	-	50,000	50,000
Gain on legal settlement	14,000	-	14,000
Proceeds from sale of NMXS.com common stock	-	-	393,000
Gain from sale of Novint Technologies Inc. common stock	470,000	270,000	1,934,000
Gain on issuance of investor common stock	-	-	531,000
Contract revenue	-	-	3,741,000
Interest and other expenses	(61,000)	(80,000)	(1,082,000)
Interest income	6,000	6,000	184,000
Equity in losses of investees	-	-	(1,243,000)
Gain / (loss) on disposal of equipment	-	(2,000)	(13,000)

NET LOSS	$(3,014,000)	$(1,694,000)	(45,496,000)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares outstanding	249,567,399	194,582,629

Basic and diluted loss per common share	$(0.01)	$(0.01)

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDARIES
(A Development Stage Enterprise)
Consolidated Statements of Stockholders’ Equity (Capital Deficit)
(Notes A and F)
For the Cumulative Period from July 31, 1992 (Inception) Through December 31, 2007
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

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDARIES
(A Development Stage Enterprise)
Consolidated Statements of Stockholders’ Equity (Capital Deficit)
(Notes A and F)
For the Cumulative Period from July 31, 1992 (Inception) Through December 31, 2006

	Series A Preferred Stock	Preferred Stock $.001 Par Value Series B		Preferred Stock $.001 Par Value Series C		Common Stock $.001 Par Value		Additional Paid-in Capital	Deferred Comp.	Accounts Receivable From Stockholders	Deficit Accumulated During the Develop. Stage	Treasury Stock	Total
		Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2001		84,999				116,314,310	$115,000	$39,084,000	(227,000)		$(37,460,000)		$1,512,000
Issuance of shares in connection with private placement offering						850,000	1,000	253,000					254,000
Issuance of shares for the payment of research and development						75,000		30,000					30,000
Issuance of shares at market for services rendered						5,000		2,000					2,000
Issuance of shares in connection with private placement offering						285,700		100,000					100,000
Issuance of shares for the payment of research and development						975,000	1,000	360,000					361,000
Issuance of shares at market for services rendered						620,000	1,000	203,000					204,000
Issuance of shares in connection with private placement offering						400,000		100,000					100,000
Issuance of shares upon conversion of Series B preferred stock		(10,000)				100,000
Issuance of shares at market for services rendered						500,000	1,000	135,000					136,000
Issuance of shares for the payment of research and development						150,000		40,000					40,000
Issuance of shares in connection with private placement offering						600,000	1,000	149,000					150,000
Issuance of shares at market for services rendered						25,277		8,000					8,000
Issuance of shares in connection with private placement offering						1,000,000	1,000	99,000					100,000
Issuance of shares in connection with private placement offering						300,000		30,000					30,000
Issuance of shares at market for services rendered						247,934		59,000					59,000
Issuance of shares at market for services rendered						1,285,301	1,000	169,000					170,000
Issuance of shares at market for services rendered						394,000		39,000					39,000
Issuance of shares at market for services rendered						60,000		8,000					8,000
Issuance of shares at market for services rendered						75,000		7,000					7,000
Amortization of deferred compensation									85,000				85,000
Net loss/comprehensive loss											(4,028,000)		(4,028,000)

Balance, December 31, 2002		74,999				124,262,522	122,000	40,875,000	(142,000)		(41,488,000)		(633,000)

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDARIES
(A Development Stage Enterprise)
Consolidated Statements of Stockholders’ Equity (Capital Deficit)
(Notes A and F)
For the Cumulative Period from July 31, 1992 (Inception) Through December 31, 2006

	Series A Preferred Stock	Preferred Stock $.001 Par Value Series B		Preferred Stock $.001 Par Value Series C		Common Stock $.001 Par Value		Additional Paid-in Capital	Deferred Comp.	Accounts Receivable From Stockholders	Deficit Accumulated During the Develop. Stage	Treasury Stock	Total
		Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2003		49,999				172,008,522	$172,000	$42,726,000	-		$(44,057,000)		$(1,159,000)

Issuance of shares at market for services rendered						4,833,000	5,000	487,000					492,000
Issuance of shares on exercise of options						866,000		126,000					126,000
Issuance of shares for the payment of notes payable						641,274	1,000	47,000					48,000
Issuance of warrants in connection with note payable								214,000					214,000
Net loss/comprehensive loss											(1,517,000)		(1,517,000)

Balance December 31, 2004		49,999				178,348,796	178,000	43,600,000			(45,574,000)		(1,796,000)

Stock options issued in exchange for previously issued options								46,000					46,000
Issuance of shares at market for services rendered						1,023,000	1,000	64,000					65,000
Issuance of shares in satisfaction of accrued expenses						4,458,237	4,000	238,000					242,000
Net loss/comprehensive loss											(219,000)		(219,000)

Balance December 31, 2005		49,999				183,830,033	183,000	43,948,000			(45,793,000)		(1,662,000)

Issuance of shares at market for services rendered						1,640,000	2,000	86,000					88,000
Issuance of shares in satisfaction of note payable						795,324	1,000	44,000					45,000
Issuance of shares for services rendered by Board of Directors						13,000,000	13,800	766,200					780,000
Issuance of shares in satisfaction of accrued expenses						1,184,220	1,200	57,800					59,000
Net loss/comprehensive loss											(1,694,000)		(1,694,000)

Balance December 31, 2006	-	49,999	$ -	-	$ -	200,449,577	$201,000	$44,902,000	$-	$ -	$(47,487,000)	$ -	$(2,384,000)

Issuance of shares at market for services rendered						41,550,317	42,000	786,000					828,000
Issuance of shares in satisfaction of note payable						14,200,106	14,000	57,000					71,000
Issuance of shares related to conversion of convertible notes						106,000,000	106,000	954,000					1,060,000
Purchase and retirement of common shares and warrants for 10,000,000 shares of common share						(43,655,000)	(44,000)	(171,000)					(215,000)
Settlement of related party debt								1,416,000					1,416,000
Beneficial conversion feature related to convertible notes								968,000					968,000
Issuance of stock options								197,000					197,000
Net loss/comprehensive loss											(3,014,000)		(3,014,000)

Balance December 31, 2007	-	49,999	$ -	-	$ -	318,545,000	$319,000	$49,109,000	$ -	$ -	$(50,501,000)	$ -	$(1,073,000)

See notes to consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			PERIOD FROM
			JULY 31, 1992
	YEAR ENDED DECEMBER 31,		(INCEPTION) THROUGH
	2007	2006	December 31, 2007
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net loss	$(3,014,000)	$(1,694,000)	$(45,496,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of investments	(470,000)	(270,000)	(2,323,000)
Gain on settlement of NMXS.com option	-	(50,000)	(50,000)
Gain from sale of equity interest in Horizon	-	-	(885,000)
Gain on issuance of investee common stock	-	-	(531,000)
Common stock issued for services	828,000	868,000	7,941,000
Preferred stock issued for services	-	-	598,000
Stock options issued for services	197,000	-	10,038,000
Cashless stock option exercise	-	-	126,000
Warrants issued for services	-	-	2,556,000
Convertible note issued for services	1,000	15,000	108,000
Financing costs payable with common stock	-	-	191,000
Financing costs related to beneficial conversion feature of convertible notes	1,361,000	-	1,361,000
Loss of equity investee	-	-	1,207,000
Amortization of technology license	-	-	537,000
Amortization of patents	208,000	208,000	1,886,000
Loss on disposal of equipment	-	2,000	28,000
Impairment charge of certain patents	-	-	189,000
Impairment charge on property and equipment	-	8,000	8,000
Depreciation	2,000	3,000	1,127,000
Changes in:
Prepaid expenses and other assets	(12,000)	140,000	181,000
Accounts payable and accrued expenses	466,000	370,000	3,541,000
Accrued interest and expenses - related parties	(104,000)	69,000	220,000

Net cash provided by (used in) operating activities;	(537,000)	(331,000)	(17,442,000)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Purchase of equipment	-		(432,000)
Purchase of investment	-	-	(100,000)
Proceeds from sale of equipment	-	-	18,000
Proceeds from sale of equity interest	-	-	885,000
Proceeds from settlement of NMXS.com	-	50,000	50,000
Proceeds received from sale of investment	-	66,000	1690,000

Net cash provided by (used in) investing activities	-	116,000	2,111,000

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
			PERIOD FROM
			JULY 31, 1992
	YEAR ENDED DECEMBER 31,		(INCEPTION) THROUGH
	2007	2006	December 31, 2007
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Repurchase of common stock	(215,000)	-	(315,000)
Note payable to stockholders	-	-	2,374,000
Proceeds from convertible notes payable	1,060,000	-	1,060,000
Proceeds from note payable – other	-	-	634,000
Repayment of note payable – other	-	-	(435,000)
Repayment of note payable to officers	(5,000)	-	(530,000)
Net proceeds from issuance of preferred stock	-	-	3,569,000
Net proceeds from issuance of common stock	-	-	9,571,000
Loan repayment to preferred stockholder	-	-	(148,000)
Capital lease payments	-	-	(13,000)
Return of security deposit	-	-	16,000

Net cash provided by (used in) financing activities	840,000	-	15,783,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	303,000	(215,000)	452,000
Cash and cash equivalents, beginning of period	149,000	364,000	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$452,000	$149,000	$452,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$111,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets contributed to the company in exchange for
Series A preferred stock	-	-	$45,000
Issuance of 14,391,627 common shares to acquire intangible assets	-	-	$15,000
Special distribution of 14,391,627 shares of common stock to
stockholder in settlement of stockholder advances	-	-	$376,000
Issuance of 7,200,000 common shares to acquire intangible assets	-	-	$1,440,000
Issuance of Series A preferred stock and warrants in settlement
of note payable and accrued interest	-	-	$1,830,000
Issuance of 1,000,000 common shares to acquire intangible assets	-	-	$1,000,000
Issuance of 100,000 common shares to acquire furniture and fixtures	-	-	$49,000
Issuance of 78,000 common shares in satisfaction of accrued expenses	-	-	$15,000
Issuance of 10,500 shares to acquire furniture and fixtures	-	-	$40,000
Issuance of 1,400,00 of common shares to acquire Teneo Computing	-	-	$785,000
Issuance of 1,000,000 of common shares to purchase 42% of Novint
Technologies	-	-	$561,000
Issuance of 641,274 shares of common stock in settlement of note payable	-	-	$48,000
Issuance of 3,180,552 common shares in satisfaction of accrued expenses	-	-	$159,000
Issuance of 1,277,685 common shares in satisfaction of accrued expenses	-	-	$83,000
Issuance of 795,324 of common shares in settlement of note payable	-	$45,000	$45,000
Issuance of 1,184,220 common shares in satisfaction of accrued expenses	-	$59,000	$59,000
Issuance of 106,000,000 common shares for conversion of convertible notes	$1,060,000		$1,060,000
Issuance of 14,200,106 common shares in satisfaction of related party note payable	$71,000	-	$71,000

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

The Company has been engaged primarily in the commercialization of its technology.  The Company conducts its operations primarily in Asia.

NOTE B - GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at December 31, 2007, had an accumulated capital deficit of $50,501,000. For the year ended December 31, 2007, the Company sustained a net loss of $3,014,000. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. Accordingly, the Company’s management will seek to raise capital financing either through debt or equity financing. During April 2008 through January 2009, the Company sold approximately $1,100,000 from a private placement offering. The private placement originally provided for the offer and sale of up to 50,000,000 unregistered shares of the Company’s common stock at a price of $0.02 per share, for an aggregate offering price of $1,000,000, and allowed the Company to accept or reject any oversubscription.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

[1] PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

[2] PROPERTY AND EQUIPMENT1

Property and equipment consists of Artwork ($29,000) and office equipment ($3,000) and is recorded at cost less accumulated depreciation.  Depreciation is provided for office equipment on the straight-line method over the estimated useful lives of the assets, generally three years.  Total depreciation expense was $2,000 and $3,000 for the years ended December 31, 2007 and 2006, respectively.  As of December 31, 2007, accumulated depreciation was $3,000.  During the year ended December 31, 2006, the Company recorded an impairment charge as general and administrative expense on its property and equipment of $8,000 and loss on disposal of equipment of $2,000.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)

[3] INTANGIBLE ASSETS:

Patents are recorded at cost of $2,080,000. Amortization is charged against results of operations, as research and development expense, using the straight-line method over the estimated economic useful life. Patents related to the mid-range fuel cell and the micro fuel cell technologies are estimated to have an economic useful life of 10 years.  Amortization expense was $208,000 for each of the years ended December 31, 2007 and 2006 and $1,886,000 for the period from July 31, 1992 (inception) through December 31, 2007.

Annual amortization of intangible assets remaining at December 31, 2007, are as follows:

Year ended December 31, 2008
$194,000

Total	$194,000

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

The Company has adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”) as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, the Company’s management has reviewed the Company’s tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2004 through 2007 for U.S. Federal Income Tax, for the tax years ending December 31, 2004 through 2007 for the States of New Mexico and New York  Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

[6] RESEARCH AND DEVELOPMENT:

Research and development costs are expensed as incurred and amounted to $2,000 and $13,000 for the years ended December 31, 2007 and 2006, respectively, and $6,936,000 for the period from July 31, 1992 (inception) through December 31, 2007.

[7] ADVERTISING EXPENSES:

The Company expenses advertising costs, which consist primarily of promotional items and print media, as incurred. Advertising expenses amounted to $0, $0, and approximately $88,000 for the years ended December 31, 2007 and 2006 and for the cumulative period July 31, 1992 (inception) through December 31, 2007, respectively.

[8] USE OF ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates includes the carrying value of the Company's patents, fair value of the Company’s common stock, assumptions used in calculating the value of stock options, accounting for income taxes and uncertainty in income taxes and depreciation and amortization.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)

[9] INVESTMENTS:

The Company records its investment in Novint Technologies, Inc. (“Novint”) at cost and uses the equity method of accounting to record its proportionate share of Novint's net income or loss. During 2003, the Company recorded an impairment of the investment to $0 due to Novint’s inactivity.  Subsequently, during 2004, Novint issued common stock pursuant to a private placement, as a result, the Company has recorded a gain on issuance of investee common stock of $531,000. In addition for the year ended December 31, 2004, the Company has recorded an equity in loss of investee of $492,000, representing the Company’s share of Novint’s current losses.  The loss exceeded the Company’s basis in Novint during the year ended December 31, 2004 and the investment balance is carried at $0.  As a result of this, the Company did not record its proportionate share of equity in loss of investee for the year ended December 31, 2005, 2006, and 2007.  The Company’s share of loss not recorded amounted to approximately $287,000, and $379,000, respectively for the years ended December 31, 2007 and 2006. The Company will continue to account for its investment under the equity method of accounting, however, it will record its proportionate share of net income only after it has recovered all losses in excess of its basis.  For the years ended December 31, 2007 and 2006, the Company sold certain shares in Novint and has recorded a gain on sale of those shares of $470,000 and $270,000, respectively.  As of December 31, 2007, the Company owned 1,128,859 shares of Novint common stock or approximately 4%.  The Company continued to account for its investment in Novint using the equity method since the Company exercises significant influence over Novint.

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
DECEMBER 31, 2007 AND 2006

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)

[11] IMPAIRMENT OF LONG-LIVED ASSETS:

Long-lived assets, including patents and technology licenses to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable using expected future undiscounted cash flows. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset's carrying amount over its fair value as determined by selling prices for similar assets or application of other appropriate valuation techniques. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value less disposal costs. The Company reviewed its patents and technology licenses for impairment and determined that its solar fuel cell patents became impaired during 2002 and recorded a charge of approximately $189,000 in the fourth quarter of 2002 to reduce the carrying value of these patents to zero. For the years ended December 31, 2007 and 2006, there were no impairment charges related to the Company’s patents and technology licenses.

[12] STOCK-BASED COMPENSATION:

On January 1, 2006, the Company adopted SFAS No. 123 (R) “Share-Based Payment” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The accompanying consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s accompanying consolidated financial statements for the prior periods have not been restated, and do not include the impact of SFAS No. 123(R). Stock based compensation expense recognized under SFAS No. 123(R) for the year ended December 31, 2007 and 2006 totaled $197,000 and $0, respectively.

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

[16]  RECLASSIFICATION

Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE C - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS (Continued)

[17]  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. The statement does not require any new fair value measurements, but for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect of this pronouncement on its financial statements.

In February 2007, the FASB issued SFAS No. 159, the “Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 provides entities with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that select different measurement attributes. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect of this pronouncement on its financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”) issued Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services To Be Used in Future Research and Development Activities” (“EITF 07-3”) which concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or services are performed. Such capitalized amounts should be charged to expense if expectations change such that the goods will not be delivered or services will not be performed. The provisions of EITF 07-3 are effective for new contracts entered into during fiscal years beginning after December 15, 2007. The consensus on EITF 07-3 may not be applied to earlier periods and early adoption is not permitted.  The Company is currently evaluating the effect of this pronouncement on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations - Revised 2007”. SFAS 141 (R) provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies to business combinations where is the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141 to have a material impact on its financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)

[17]  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued):

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of PASS Statements No. 87, 106, and 132(R)” (SFAS No. 158).  SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulate other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the company’s fiscal year ending December 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the company’s fiscal year ending December 31, 2009. The company is currently evaluating the impact of the adoption of SFAS No. 258 and does not expect that it will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently evaluating the effect of this pronouncement on its financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted  for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. The Company does not expect the adoption of SFAS 161 will have a material impact on its financial condition or results of operation.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)

[17]  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

In September 2006, the United States Securities and Exchange Commission (“SEC”) adopted SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects to prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The company is currently evaluating the impact, if any, that SAB 108 may have on the company’s results of operations or financial position.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE D - INVESTMENTS IN NOVINT

At December 31, 2007, the Company owns less than 4% of Novint. The following is a summary of financial data regarding the financial position and results of operations derived from the December 31, 2007 financial statements of Novint as of December 31, 2007.

Current assets (including cash of $255,000)	$3,987,000
Property and equipment	444,000
Other assets	1,218,000
$5,649,000
Liabilities	$732,000
Equity	4,917,000
$5,649,000

Revenue	$415,000
Net/ Loss	$(8,096,000)

During the year ended December 31, 2006, the Company sold 100,000 shares of Novint for $66,000 and issued 210,335 shares in lieu of payment of a note payable for $200,000 and interest of $4,000.

During the year ended December 31, 2007, the Company distributed 92,216 shares of Novint as payment of $77,000 of a note payable due to a former officer.  As a result the Company recognized a gain on this distribution of $77,000.

During the year ended December 31, 2007, the Company distributed 530,000 shares of Novint related to convertible promissory notes issued during 2007, as further discussed in Note G.  As a result, the Company recognized a gain on this distribution totaling $393,000 during the year ended December 31, 2007.

NOTE E - BASIC AND DILUTED LOSS PER SHARE

Basic and diluted net loss per common share is presented in accordance with SFAS 128, "Earnings Per Share". Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the applicable reporting periods. The Company’s computation of dilutive net loss per share for the year ended December 31, 2007 and 2006 does not assume any exercise of options, warrants or shares issuable upon conversion of the series B preferred stock and common shares, which totaled 38,245,000, 13,250,000 and 499,990 respectively, for the year ended December 31, 2007 and 28,245,000, 19,250,000 and 499,990 respectively for the year ended December 31, 2006, as their effect is antidilutive.

NOTE F – NOTES PAYABLE TO FORMER OFFICER AND SETTLEMENT

As of December 31, 2007, the Company has loans payable of $450,000 and $545,000 payable to its former Chief Operating Officer and former Chief Executive Officer.  The loans bore interest at 5.5% per annum and were initially due December 31, 2002 and have been mutually extended and settled.  Under the terms of the settlement dated December 12, 2007, the loans bear interest at 5% per annum and are now fully due on demand.  The Company has recorded interest expense for notes payable to officers of approximately $61,000 and $61,000 for the years ended December 31, 2007 and 2006, respectively.

In May 2007, the Company issued 14,200,106 shares of common stock to its former Chief Executive Officer for settlement of debt totaling $71,000.

As part of the settlement in December 2007, the former Chief Operating Officer and former Chief Executive Officer collectively forgave $1,416,500 of their outstanding accrued salaries ($1,387,500) and note payable ($29,000) balances.  The amount forgiven has been accounted for as contributed capital.  Additionally, the Company repaid $5,000 of the former Chief Executive Officer’s note payable balance.  The remaining unpaid note payable balances totaling $995,000 at December 31, 2007 are due on demand, unsecured and accrue interest at five percent (5%) per annum.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE G – NOTES PAYABLE – OTHER

During 2004 the Company issued a number of convertible promissory notes totaling $91,000 for services performed.  The notes have a one year maturity date, are noninterest bearing and upon maturity will convert into shares of the Company’s common stock at the then current per share price, unless the Company prepays the outstanding amount.  In December 2004, the Company issued 641,274 shares of its common stock on the conversion of one of the notes.  The remaining balance of these notes was $43,000 as of December 31, 2004.  During 2005, the Company issued $19,000 of additional convertible notes to the same third party under the same terms.  In February 2006, the Company issued 795,324 shares of its common stock on the conversion of the notes for $43,000 and interest of $2,000.  During the years ended December 31, 2007 and 2006 the Company issued convertible notes in the amount of $1,000 and $4,000 to the same third party.  As of December 31, 2007, the Company owed $33,000 under these notes.

In November 2004, the Company obtained a loan from a third party in the amount of $200,000.  The loan bears interest at a rate of 8% per annum and matures in November of 2006.  The Company prepaid the two years of interest using its shares of Novint Technologies, Inc. shares.  As part of the debt agreement, the Company agreed to allow Oro Valley to hold 250,000 shares of Novint stock in escrow until the due date and to sell the shares to pay off the note beginning when the note became due in November 2006.  In December 2006 the note was paid in full by selling 210,335 Novint Technologies shares.  The remaining 39,665 shares were returned to the Company.  In addition, the Company issued a warrant to purchase 4,000,000 shares of its common stock on a cashless basis with a $0.05 strike price expiring November 8, 2008.  The warrant was valued at $224,000 using the Black-Scholes model for American options, with volatility of 108% and a risk free interest rate of 4.5%.  The market price of the common stock on the date of the grant was $0.071.  The value of the warrant is being amortized over the life of the note.  Amortization of the value of the warrants amounted to $14,000 and $98,000 for the years ended December 31, 2007 and December 31, 2006, respectively.  As of December 31, 2007, the value of the warrant was fully amortized.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE H – CONVERTIBLE PROMISSORY NOTES

During 2007 the Company issued a number of convertible promissory notes totaling $1,060,000 through a private placement.  The notes had a maturity date of December 2007, were noninterest bearing and convertible into shares of the Company’s common stock at a conversion price of $0.01 per share, convertible upon shareholder approval to amend our Certificate of Incorporation to increase the authorized common stock from 250,000,000 shares to 500,000,000 shares.  The convertible debt was also entitled to half a share of stock the Company held in Novint Technologies, Inc. for every $1 of principal debt held for a total of 530,000 shares.  In October 2007, upon shareholder approval of the amendment to the Certificate of Incorporation, the Company issued 106,000,000 shares of its common stock on the conversion of all the notes.  The Company has determined the convertible debenture contains a beneficial conversion feature and qualifies for treatment under Emerging Issues Task Force No. 00-27 and 00-19. The estimated fair value of the 530,000 shares of common stock in Novint Technologies, Inc. of $625,725 has been determined based on the closing stock price of such stock on the date of each respective note.  The face amount of the convertible debenture of $1,060,000 was proportionately allocated to the debenture and the shares of common stock in Novint Technologies, Inc. in the amount of $667,000 and $393,000, respectively. The value of the Novint stock was accounted for as a debt discount and was amortized to expense over the term of the note.  Upon conversion of the note, the Company had amortized $301,000 of this discount.  The remaining discounted value of the convertible debentures’ proportionate allocated value of $968,000 was then further allocated between the debenture and the beneficial conversion feature, and the entire remaining discounted value of $968,000 was allocated to the beneficial conversion feature. The combined total value of the Novint stock and beneficial conversion feature of $1,361,000 has been accounted for as a debt discount and has been fully expensed as finance charge expense within General and Administrative Expense on the accompanying consolidated statement of operations for the year ended December 31, 2007.

NOTE I – CAPITAL TRANSACTIONS

Series B preferred shares are convertible at a rate of 1 Series B preferred share to 10 common shares.

In February 2006, the Company issued 505,000 shares of common stock for services rendered valued at $.051 per share or $26,000.

In February 2006, the Company issued 795,324 shares of common stock in satisfaction of note payable of $43,000 and interest of $2,000.

In March the Company issued 150,000 shares of common stock for services rendered valued at $.058 per share or $9,000.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE I – CAPITAL TRANSACTIONS (Continued)

In March 2007, the Company granted an option for 10,000,000 shares of common stock with an exercise price of $0.014 to the Company’s former CEO and chairman for services previously provided.  The value of this option totaled $109,982 which was valued using the Black-Scholes option pricing model based upon the following assumptions: stock price of $0.014 at grant date; 5 year term; volatility of 107%; and discount rate of 4.50%.

In May 2007, the Company issued 35,350,317 shares of common stock to various individuals for services with values totaling $707,006 based upon the fair value of the shares issued.

In May 2007, the Company issued 14,200,106 shares of common stock for settlement of debts totaling $71,000.

In October 2007, the Company issued 4,200,000 shares of common stock for services to an individual with a value of $60,900 based upon the fair value of the shares issued.

In October 2007, the Company granted warrants for 3,200,000 shares of common stock with an exercise price of $0.013 to various individuals for past services.  The value of these warrants totaled $36,444 which were valued using the Black-Scholes option pricing model based upon the following assumptions: stock price of $0.013 at grant date; 5 year term; volatility of 135%; and discount rate of 4.50%.

In October 2007, the Company issued 106,000,000 shares of common stock related to the conversion of convertible debt previously issued during 2007.  The convertible debt converted totaled $1,060,000 at which time the entire debt discount of $1,361,000 had been expensed, see Note G for further discussion.

In November 2007, the Company issued 1,000,000 shares of common stock to an individual for services with a value of $30,000 based upon the fair value of the shares issued.

In November 2007, the Company issued 1,000,000 shares of common stock to an individual for services to be provided with a value of $30,000 based upon the fair value of the shares issued.

In November 2007, the Company granted an officer a warrant for 800,000 shares of common stock with an exercise price of $0.013.  The value of this option totaled $49,768 which was valued using the Black-Scholes option pricing model based upon the following assumptions: stock price of $0.065 at grant date; 5 year term; volatility of 142%; and discount rate of 4.50%.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE I – CAPITAL TRANSACTIONS (Continued)

A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable
Outstanding as of December 31, 2005	28,245,000			27,245,000
Granted/Vested	0	0.05	0.05	1,000,000
Canceled	0			0

Outstanding as of December 31, 2006	28,245,000			28,245,000
Granted	10,000,000	0.014	0.014	10,000,000
Canceled	0			0

Outstanding as of December 31, 2007	38,245,000			38,245,000

All options issued through December 31, 2006 vested within ninety days from the date of grant and expire at various dates during 2008 through 2013.

All options issued during 2007 vested immediately and have a life of ten years.

Exercise prices and weighted-average contractual lives of stock options outstanding as of December 31, 2007 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.014	10,000,000	9.18	0.013	10,000,000	0.014
0.02	1,800,000	5.58	0.020	1,800,000	0.02
0.05	18,625,000	2.65	0.050	18,625,000	0.05
0.055	1,000,000	7.58	0.055	1,000,000	0.055
0.20	5,760,000	1.71	0.200	5,760,000	0.20
0.39	250,000	4.98	0.390	250,000	0.39
1.25	200,000	4.98	1.250	200,000	1.25
2.25	110,000	3.46	2.250	110,000	2.25
2.40	500,000	3.33	2.400	500,000	2.40

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
NOTE I – CAPITAL TRANSACTIONS (Continued)

[3]  Warrants:

The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2007.

	Warrants	Weighted average Exercise Price
Outstanding as of December 31, 2005	19,250,000	$0.12
Issued	0

Outstanding as of December 31, 2006	19,250,000
Issued	4,000,000	0.01
Cancelled	(10,000,000)	0.05

Outstanding as of December 31, 2007	13,250,000	0.15

Date	Number of Warrants	Exercise Price	Contractual Life	Number of Shares Exercisable
January 8, 1998	750,000	$.10	10 years	750,000
July 28, 1998	2,500,000	.05	10 years	2,500,000
February 10, 1998	2,000,000	.75	10 years	2,000,000
November 9, 2004	4,000,000	.05	4 years	4,000,000
October 11, 2007	3,200,000	.01	10 years	3,200,000
November 9, 2007	800,000	.01	10 years	800,000
	13,250,000			13,250,000

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE J –INCOME TAXES

There is no provision for federal, state or local income taxes for the periods ended December 31, 2007 and 2006 since the Company has incurred net operating losses.

The Company’s deferred tax asset as of December 31, 2007 represents benefits from equity related compensation charges and net operating loss carryforwards of approximately $4,441,000 and $8,287,000, respectively, which is reduced by a valuation allowance of approximately $12,728,000 since the future realization of such tax benefit is not presently determinable.  During 2007 the Company recorded an increase to the valuation allowance of approximately $708,000.

As of December 31, 2007, the Company has a net operating loss carryforward of approximately $31,834,000 expiring in 2008 through 2027 for federal income tax purposes and 2017 for state income tax purposes.  As a result of ownership changes, Internal Revenue Code Section 382 limits the amount of such net operation loss carryforward available to offset future taxable income to approximately $21,023,000 in the aggregate.

The difference between the statutory federal income tax (rate) benefit applied to the Company’s net loss and the Company’s effective income tax rate for the years ended December 31, 2007 and 2006 is summarized as follows:

	For the Year Ended December 31,
	2007		2006
Statutory federal income tax rate	(35	) %	(35	) %
Increase in valuation allowance	35%		35%
	0.00%		0.00%

NOTE K  – RELATED PARTY TANSACTIONS

The accounting firm of one of the Company’s directors received approximately $35,000 and $20,000 of compensation for accounting services rendered to the Company during the years ended December 31, 2007 and 2006, respectively.

The accounting firm of one of the Company’s former directors received approximately $9,000 and $30,000 of compensation for accounting services rendered to the Company during the year ended December 31, 2007 and 2006.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE L – SUBSEQUENT EVENTS

In January 2008, the Company issued 200,000 shares of common stock for past services to consultants for a total value of $12,000 or $0.06 per share.

In January 2008, the Company issued 925,926 shares of common stock, $50,000 in cash, and 53,191 shares of Novint Technologies, Inc. common stock in satisfaction of past legal fees totaling $100,000.

In January 2008, the Company cancelled previously granted options for 16,000,000 shares of common stock with an exercise price of $0.05 per share and replaced them with new options for 18,000,000 shares of common stock with an exercise price of $0.013 per share.  The value of these options totaled $921,246 which were valued using the Black-Scholes option pricing model using the following assumptions: discount rate of 4.5%; volatility rate of 144%; term of 5 years; and stock price of $0.06.

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

During April 2008 through January 2009, the Company sold approximately $1,100,000 from a private placement offering.  The private placement originally provided for the offer and sale of up to 50,000,000 unregistered shares of the Company’s common stock at a price of $0.02 per share, for an aggregate offering price of $1,000,000, and allowed the Company to accept or reject any oversubscription.

In October 2008, the Company issued 400,000 shares of the Company’s common stock to a consultant for serving on the Company’s Science and Technology Committee for a total value of $12,000.

The Company incurred offering costs totaling approximately $79,000 through December 31, 2008, of which $63,000 was paid in cash and $16,000 was paid with 750,000 shares of the Company’s common stock.

In December 2008, the Company entered into an agreement with a consultant for $22,500 for research and development.

In January 2009, the Company entered into a patent license agreement with Los Alamos National Security, LLC for the exclusive licensing use of certain technology relating to the manufacture and application of nanostructuing metals and alloys. Pursuant to such agreement, the Company provided a non-refundable fee and 2,000,000 shares of the Company’s common stock. Additionally, the Company is required to pay an annual license fee starting in February 2010 and royalties on future net sales.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE L – SUBSEQUENT EVENTS (Continued)

The unaudited balance sheets for Metallicum, Inc. for December 31, 2007 and December 31, 2006 are as follows:

ASSETS	December 31, 2007	December 31, 2006
Current asset:
Cash	$1,282	$1,318

Property and equipment, net of accumulated depreciation of $4,320 and $5,400	600	1,680
Total assets	$1,882	$2,998

LIABILITIES
Accounts payable	$2,861	$1,763
Notes payable to officers	822	822

Total liabilities	3,683	2,585

STOCKHOLDERS' EQUITY
Common stock: no par value; authorized 2,000 shares,
2,000 shares issued and outstanding	-
Additional paid-in capital	159,633	159,633
Deficit accumulated during the development stage	(161,434)	(159,220)

Total stockholders' equity / (capital deficit)	(1,801)	413

Total liabilities and stockholders' equity	$1,882	$2,998

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE L – SUBSEQUENT EVENTS (Continued)

The unaudited statements of operations for Metallicum, Inc. for the years ended December 31, 2007 and December 31, 2006 are as follows:

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

The unaudited statements of cash flows for Metallicum, Inc. for the years ended December 31, 2007 and December 31, 2006 are as follows:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,214)	$(5,688)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:
Property and equipment	1,080	1,080
Accounts Receivable		3,330
Accounts payable		1,754
Notes payable to officers	1,098	(1,000)
Net cash used in operating activities	(36)	(524)

NET DECREASE IN CASH	(36)	(524)
Cash, beginning of year	1,318	1,842

CASH, END OF YEAR	$1,282	$1,318
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$204	$233

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. Our evaluation, which was not done using the COSO framework, immediately revealed that there were material weaknesses primarily as a result of our lack of personnel and management did not prepare a written report. With only one full-time employee in general management, we realized that material weaknesses were unavoidable and hired outside professionals to assist us where possible. Without third-party specialists, our current disclosure controls and procedures are not effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and accumulated and communicated to our senior management, including our CEO, to allow timely decisions regarding required disclosures.

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is responsible for establishing and maintaining adequate internal controls over financial reporting for the company. In 2007, management outsourced its accounting function including the financial reporting aspects to a CPA firm We did not, however, file any annual or periodic reports with the Securities and Exchange Commission in 2007. Concerning these outsourced services, management did not receive a  SAS 70 (type 1 nor type 2) audit report covering the internal controls over the services provided by the CPA firm.  Absent this report, and based upon management's knowledge of the company's operations and accounting functions, management's assessment concerning the effectiveness of the Company's internal controls and disclosure controls and procedures is that those are not effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC reules and forms, and accumulated and communicated to our senior management, including our CEO, to allow timely decisions regarding required disclosures.

The company's known material weaknesses include:

Resources: As of December 31, 2007, we had one full-time employee in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

Written Policies & Procedures: We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all tranactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner.

Audit Committee: We do not have, and are not required to have, an audit committee. An audit committee would improve oversight in the establishment and monitoring of required internal controls and procedures.

Given the existence of these material weaknesses, management believes that other, non-identified material weaknesses may have existed and continue to exist. These material weaknesses will be remedied as described below.

Management is committed to improving its internal controls and will (1) perform an assessment of its internal control using the COSO framework or other framework as deemed appropriate (2) continue to use third party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities, (3) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (4) prepare and implement sufficient written policies and checklists for financial reporting and closing processes and (5) may consider appointing an audit committee comprised of independent board members in the future.

This annual report does not include an attestation report by the Company's registered public accounting firm regarding the Company's internal controls over financial reporting.

(b) Changes in Internal Controls

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages and biographical information of each of our directors and executive officers as of December 31, 2007 are set forth below. There are no existing family relationships between or among any of our executive officers or directors.

NAME	AGE	POSITION
Emmanuel Tsoupanarias*	55	Chairman of the Board, President and Chief Executive Officer
David A. Teich**	51	Treasurer and Director
Leonard Friedman	70	Secretary and Director
Frank Georgiou	57	Director
Chris Theoharis	55	Director
Marvin Maslow	70	Chairman Emeritus

*Emmanuel Tsoupanarias was appointed Chairman of tbe Board and Chief Executive Officer of Manhattan Scientifics, Inc. on November 1, 2007 replacing Marvin Maslow.

**David A. Teich resigned as Treasurer and Director on December 31, 2008. Chris Theoharis was appointed as Treasurer and Principal Financial Officer on January 19, 2009.

There are no family relationships among any of our directors or officers.

As of December 31, 2007, the size of our Board of Directors is currently fixed at five members. Members of the Board serve until the next annual meeting of stockholders and until their successors are elected and qualified. Officers are appointed by and serve at the discretion of the Board.

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

DAVID A. TEICH has served as a director since May 1999 and Treasurer since December 2000. Mr. Teich is the managing partner of Teich, Beim & Moro, P.C. Since January 1999, Mr. Teich's accounting firm has acted as our internal controller. Mr. Teich graduated with a B.B.A. degree from Pace University in 1979, became a certified public accountant in 1982, and has been employed by his firm in various capacities, including accountant, manager, partner and managing partner since 1977.

LEONARD FRIEDMAN has served as a director since October 2007.  Mr. Friedman is a honors graduate of Hunter College with a B.S. degree in economics and a minor in accounting.  He is also a graduate of Brooklyn Law School.  Mr. Friedman was a founder and partner in the law firm of Anes, Friedman, Leventhal & Rubin from which he retired in 2000.  Until 2002, he was CEO of Fiasco of New York, Inc., a restaurant and real estate corporation that owned and operated eight restaurants in New York and California.

FRANK GEORGIOU has served as a director since October 2007.  Since 1993, Mr. Georgiou has been the President of Three Diamond Diner Corp., a private company that owns and operates the Mount Kisco Coach Diner.  He is the former President of the Upper New York Pangregorian, a consortium of restaurant owners.

CHRIS THEOHARIS has served as a director since October 2007.  Since 2003, Mr. Theoharis has worked as a consultant, both advising companies on small business acquisitions and business practices in the retail industry. He currently works as a consultant for Maximum Quality Foods Inc., a northeast regional food distribution business which serves the independent retail industry as well as the institutional portion of the food industry. Mr. Theoharis has also served as a consultant to Vested Business Brokers. Prior to his work in the consulting industry, he worked as a stockbroker and financial advisor for Morgan Stanley from 1996 to 2003, leaving Morgan Stanley as an Associate Vice President status. Mr. Theoharis has also worked for a public accounting firm and owned his own food distribution business. He graduated from Adelphi University in 1970 with a Bachelors of Business Administration in Accounting (B.B.A.).

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2007, we believe that our executive officers, directors and ten percent stockholders complied with all reporting requirements applicable to them.

CODE OF ETHICS

On March 31, 2005, we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation awarded by us to our executive officers for the fiscal years ended December 31, 2005, 2006 and 2007.  We do not have employment agreements with any of our officers.

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Emmanuel Tsoupanarias CEO and Chairman
	2007	100,000	-		(1) 49,768			(2) 284,002	433,770

Marvin Maslow Chairman Emeritus	2005	(3) 300,000	-	-	-	-	-	71,500	371,500
	2006	(3) 225,000	-	(4) 600,000	-	-	-	48,000	873,000
	2007	(3) 183,340			(5) 119,093				302,433
David Teich Treasurer	2005	-	-	-	(6) 200,000	-	-	-	200,000
	2006	-	-	(4) 90,000	-	-	-	-	90,000
	2007	-		(7) 125,000					125,000

(1) In November 2207, a warrant for 800,000 shares of common stock with an exercise price of $0.013 was granted. The value of this option totaled $49,768 which was valued using the Black-Scholes option pricing model

(2) In May 2007, 14,200,106 shares of common stock were issued for services rendered before appointment as a director and officer.

(3) All salary earned for these years by Marvin Maslow was deferred and accrued. The deferred salary for the years ended December 31, 2005 and 2006 was settled and written off.

(4) In May 2006, stock awards of  10,000,000 shares was made to Marvin Maslow and 1,500,000 shares was made to David A. Teich.

(5) In March 2007, an option for 10,000,000 shares of common stock with an exercise price of  $0.014 was granted for services previously provided. The value of this option totaled $109,982 which was valued using the Black-Scholes option pricing model. In October 2007, warrants for 800,000 shares of common stock with an exercise price fo $0.013 were issued. The value of these warrants totaled $9,111 which were valued using the Black-Scholes option pricing model.

(6) Includes stock options to purchase 200,000 shares of common stock at an exercise price of $0.055 for accounting services.

(7) In May 2007, 6,250,000 shares of common stock were issued for services rendered.

The following tables set forth all compensation awarded by us to our directors for the fiscal year ended December 31, 2007. Each of the following directors was appointed on October, 2007.

Name	Year	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deffered Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leonard Friedman Frank Georgiou Chris Theoharis	2007	-	-	(1) 9,111			(2) 60,900	70,011
	2007	-	-	(1) 9,111			(3) 184,002	193,113
	2007	-	-	(1) 9,111			(3) 84,002	93,113

(1) In October 2207, each director was granted a warrant for 800,000 shares of common stock with an exercise price of $0.013. The value to each director totaled $9,111 which was valued using the Balck-Scholes option pricing model.

(2) In October 2007, Leonard Friedman was issued 4,200,000 shares of common stock for services rendered.

(3) In May 2007, Frank Georgiou was issued 9,200,106 shares of common stock and Chris Theoharis was granted 4,200,105 shares of common stock for services rendered.

Our officers and directors do not presently receive any cash compensation from us for their service as officers and/or directors, except for equity in the form of stock options in lieu of cash, at the discretion of our Board of Directors. Our former officers and/or directors who were uncompensated full time employees, Messrs. Maslow and Harrod, have previously received a $2,000 to $4,000 per month non-accountable expense allowance from time to time.

BOARD OF DIRECTORS INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

None.

OUTSTANDING EQUITY AWARDS

Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)		Option Expiration Date

Marvin Maslow, Chairman Emeritus	5/6/1999 9/15/1999 3/7/2007	12,500,000 2,500,000 10,000,000	- - -	- - -	$ $ $	0.0500 0.0500 0.0135	5/6/2009 9/15/2009 3/7/2017

David Teich, Treasurer	5/6/1999 4/30/2003 5/20/2005	425,000 1,000,000 200,000	- - -	- - -	$ $ $	0.0500 0.0200 0.0550	5/6/2009 4/30/2013 5/20/2015

		Warrant Awards
Name	Grant Date	Number of Securities Underlying Unexercised Warrants (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Warrants (#)	Number of Securities Underlying Unexercised Warrants (#) Unexercisable (1)	Warrant Exercise Price ($)	Warrant Expiration Date

Emmanuel Tsoupanarias, Chairman and CEO	11/9/2007	800,000	-	-	$0.013	11/9/2017

Marvin Maslow, Chairman Emeritus	1/8/1998 10/11/2007	750,000 800,000	- -	- -	$0.050 0.013	1/8/2008 10/11/2017

Leonard Friedman, Director	10/11/2007	800,000	-	-	$0.013	10/11/2017

Frank Georgiou, Director	10/11/2007	800,000	-	-	$0.013	10/11/2017

Chris Theoharis, Director	10/11/2007	800,000	-	-	$0.013	10/11/2017

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2007, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned. Share ownership in each case includes shares issuable upon exercise of options exercisable within 60 days of the date of this Annual Report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934 for purposes of computing the percentage of common stock owned by such person but not for purposes of computing the percentage owned by any other person. Unless otherwise indicated, the address of the below-listed persons is the our address, 405 Lexington Avenue, 32nd Floor, New York, New York 10174.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class(1)

Marvin Maslow (2)	59,017,606	17.1%

Emmanuel Tsoupanarias (3)	15,250,106	4.8%

David A. Teich (4) Teich, Beim & Moro, P.C. Two Executive Boulevard, Suite 103 Suffern, New York 10901	11,625,000	3.6%
Leonard C. Friedman (5)	7,500,000	2.3%
Frank Georgiou (6)	25,000,106	7.8%
Chris Theoharis (7)	5,000,105	1.6%

Directors and Executive Officers as a group (6 persons)	123,392,923	35.3%

(1)
This tabular information is intended to conform with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 relating to the determination of beneficial ownership of securities.  The percent of class is based on 318,545,000 shares and, for each beneficial owner , gives effect to the exercise of warrants or options exercisable within 60 days of the date of this table owned, in each case, by the person or group whose percentage ownership is set forth herein.

(2)
Includes 28,947,606 shares of Common Stock, options to purchase 15,000,000 shares of Common Stock at a price of $0.05 per share, options to purchase 10,000,000 shares of Common Stock at a price of $0.0135 per share, a warrant to purchase 750,000 shares of Common Stock at a price of $0.10 per share, purchase 800,000 shares at a price of $0.013 per share, a warrant to 2,400,000 shares of Common Stock owned by his son and 1,120,000 shares of Common Stock owned by Mr. Maslow's wife and son.

(3)	Includes 14,200, 106 owned by Saraklis Inc, a corporation controlled by Mr. Tsoupanarias and a warrant to purchase 800,000 shares at a price of $0.013 per share.

(4)
Includes 10,000,000 shares of Common Stock and options to purchase 1,000,000 shares of Common Stock at a price of $0.02 per share, 425,000 shares of Common Stock at a price of $0.05 per share and 200,000 shares of Common Stock at a price of $0.055 per share.

(5)	Includes a warrant to purchase 800,000 shares at a price of $0.013 per share.

(6)	Includes 2,500,000 shares of Common Stock owned by his son and a warrant to purchase 800,000 shares at a price of $0.013 per share.

(7)	Includes a warrant to purchase 800,000 shares at a price of $0.013 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of December 31, 2007, we have loans payable of $450,000 and $545,000 payable to our former Chief Operating Officer and former Chief Executive Officer.  The loans bore interest at 5.5% per annum and were initially due December 31, 2002 and have been mutually extended and settled.  Under the terms of the settlement, dated December 12, 2007, the loans bear interest at 5% per annum and are now fully due on demand.  We have recorded interest expense for notes payable to officers of approximately $61,000 and $61,000 for the years ended December 31, 2007 and 2006, respectively.  In May 2007, we issued 14,200,106 shares of common stock to its former Chief Executive Officer for settlement of debt totaling $71,000.  As part of the settlement in December 2007, the former Chief Operating Officer and former Chief Executive Officer collectively forgave $1,416,500 of their outstanding accrued salaries ($1,387,500) and note payable ($29,000) balances.  The amount forgiven has been accounted for as contributed capital.  Additionally, we repaid $5,000 of the former Chief Executive Officer’s note payable balance.  The remaining unpaid note payable balances totaling $995,000 at December 31, 2007 are due on demand, unsecured and accrue interest at five percent (5%) per annum.

Teich, Beim & Moro, P.C., an accounting firm in which Mr. Teich, our treasurer and a director, is a principal, received approximately $35,000 and $20,000 of compensation for accounting services rendered to us during the years ended December 31, 2007 and 2006, respectively.

Weisner LLP, an accounting, professional services firm in which Mr. Anderson, our former director, is a partner, received approximately $9,000 and $30,000 of compensation for accounting services rendered to us during the year ended December 31, 2007 and 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by AJ Robbins PC for the fiscal year ended December 31, 2007:

Fee Category	Fiscal 2007	Fiscal 2006

Audit fees	$89,750	$53,000
Tax fees	0	0
Other fees	0	0
Total fees	$89,750	$53,000

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

Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2007 or 2006.

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

ITEM 15. EXHIBITS

(a) EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Reorganization (1)
2.2	Agreement and Plan of Merger (1)
3.1	Certificate of Incorporation (1)
3.2	Amendment to Certificate of Incorporation (1)
3.3	Bylaws (1)
4.1	Amended Certificate of Designation, Preferences and Rights of Series C Preferred Stock (2)
10.1	License/Assignment Agreement with Robert Glenn Hockaday, and DKY, Inc. (1)
10.2	Research and Development Agreement with Energy Related Devices, Inc. (1)
10.3	Letter Agreement with Energy Related Devices, Inc. and Robert Glenn Hockaday (1)
10.4	Intellectual Property Assignment and Research and Development Agreement with Novars Gesellschaft fur neue Technologien GmbH (1)
10.5	License Option Agreement with The Regents of the University of California (1)
10.6	Manhattan Scientifics, Inc. 1998 Stock Option Plan (1)
10.7	Employment Agreement with Robert Hermes (1)
10.8	Agreement with Stanton Crenshaw Communications (1)
10.9	Agreement with Equilink (1)
10.10	Stock Purchase Agreement between Manhattan Scientifics, Inc., Projectavision, Inc., and Lancer Partners, L.P. (3)
10.11	License Option Agreement with Mr. Edward Vanzo (4)
10.12	Manhattan Scientifics, Inc. 2000 Equity Incentive Plan (5)
10.13	2004 Consultant Stock Plan (6)
10.14	Loan Agreement with Oro Valley Associates, LLC (7)
10.15	Warrant Agreement with Oro Valley Associates, LLC (7)
10.16	Manhattan Scientifics 2005 Equity Incentive Plan (8)
21.1	List of Subsidiaries (3)
23.1	Consent of AJ Robbins, PC(9)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d- 14(a)(9)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d- 14(a)(9)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)

---------------
(1)           Incorporated by reference to the registrant's Form 10-SB filed with the Commission on December 8, 1999.
(2)	Incorporated by reference to the registrant's Form 10-QSB filed with the Commission on August 14, 2000 for the period ended June 30, 2000.
(3)	Incorporated by reference as Amendment No. 2 to the registrant's Form 10-SB filed with Commission on February 9, 2000.
(4)	Incorporated by reference to Amendment No. 3 to the registrant's Form 10-SB filed with the Commission on March 29, 2000.
(5)	Incorporated by reference to the registrant's registration statement filed on Form S-8 filed with the Commission on September 14, 2001.
(6)	Incorporated by reference to the registrant's registration statement filed on Form S-8 filed with the Commission on November 26, 2004.
(7)           Incorporated by reference to the registrant's Form 10-KSB filed with the Commission on April 15, 2005.
(8)	Incorporated by reference to the registrant's registration statement filed on Form S-8 filed with the Commission on June 8, 2005.
(9)           Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of February, 2009.

MANHATTAN SCIENTIFIC, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on February 3rd, 2009, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Emmanuel Tsoupanarias	Chief Executive Officer,
Emmanuel Tsoupanarias	President, Chairman of the Board

/s/ Leonard Friedman	Secretary and Director
Leonard Friedman

/s/ Frank Georgiou	Director
Frank Georgiou

/s/ Chris Theoharis	Treasurer and Director
Chris Theoharis