Form 10-Q
period 2008-03-31
MANHATTAN SCIENTIFICS INC
filed 2009-02-23
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal quarter ended               March 31, 2008

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________ to _________________

Commission file number                          000-28411

MANHATTAN SCIENTIFICS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	000-28411	85-0460639
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

405 Lexington Avenue, 32nd Floor, New York, New York, 10174
(Address of principal executive offices) (Zip code)

Issuer's telephone number: (212) 551-0577
 Securities registered under Section 12(g) of the Exchange Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 320,120,926 shares outstanding of registrant’s common stock, par value $.001 per share, as of April 30, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

TABLE OF CONTENTS

		Page

PART I

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	3

	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2008 and March 31, 2007 and for the period from July 31, 1992 (Inception) through March 31, 2008	4

	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and March 31, 2007 and for the period from July 31, 1992 (Inception) through March 31, 2008	5

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	13

Item 3	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4	Controls and Procedures	17

PART II

Item 1.	Legal Proceedings	18

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

SIGNATURES		19

PART I

ITEM 1.  FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (unaudited)	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$261,000	$452,000
Prepaid expenses and other assets	44,000	44,000

Total current assets	305,000	496,000

Property and equipment, net	28,000	28,000
Investments	2,000	2,000
Patents, net of accumulated amortization of $1,938,000 and $1,886,000, respectively	142,000	194,000
Other asset	2,000	2,000

Total assets	$479,000	$722,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$467,000	$547,000
Accrued interest and expenses - related parties	229,000	220,000
Note payable to former officers	995,000	995,000
Note payable - other	33,000	33,000

Total current liabilities	1,724,000	1,795,000

Commitments and Contingencies:

CAPITAL DEFICIT
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares; issued and outstanding - none	-	-
Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding	-	-
Series C convertible, redeemable, authorized 14,000 shares;
issued and outstanding - none	-	-
Common, authorized 500,000,000 shares, 319,670,926 and 318,544,000 shares issued, and outstanding, respectively	320,000	319,000
Additional paid-in-capital	50,187,000	49,109,000
Deficit accumulated during the development stage	(51,752,000)	(50,501,000)

Total capital deficit	(1,245,000)	(1,073,000)

	$479,000	$722,000

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,		PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH MARCH 31,
	2008	2007	2008
Revenue	$-	$-	$856,000

Operating costs and expenses:
General and administrative	1,239,000	268,000	43,974,000
Research and development	52,000	53,000	8,874,000
Impairment charge of certain patents	-	-	189,000

Total operating costs and expenses	1,291,000	321,000	53,037,000

Loss from operations before other income and expenses	(1,291,000)	(321,000)	(52,181,000)

Other income and expenses:
Gain from sale of equity interest	-	-	885,000
Gain on settlement of NMXS.com option	-	-	50,000
Gain on legal settlement			14,000
Proceeds from sale of NMX.com common stock	-	-	393,000
Gain from sale of Novint Technologies Inc. common stock	50,000	77,000	1,984,000
Gain on issuance of investor common stock	-	-	531,000
Contract revenue	-	-	3,741,000
Interest and other expenses	(12,000)	(15,000)	(1,094,000)
Interest income	2,000	1,000	186,000
Equity in losses of investees	-	-	(1,243,000)
Gain / (Loss) on disposal of equipment	-	-	(13,000)

NET LOSS	$(1,251,000)	$(258,000)	$(46,747,000)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares outstanding	319,478,985	200,449,577

Basic and diluted loss per common share	$(0.00)	$(0.00)

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,		PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH MARCH 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,251,000)	$(258,000)	$(46,747,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of investments	(50,000)	(77,000)	(2,373,000)
Gain on settlement of NMXS.com option	-	-	(50,000)
Gain from sale of equity interest in Horizon	-	-	(885,000)
Gain on issuance of investee common stock	-	-	(531,000)
Common stock issued for services	-	-	7,941,000
Preferred stock issued for services	-	-	598,000
Stock options issued for services	1,034,000	110,000	11,072,000
Cashless stock option exercise	-	-	126,000
Warrants issued for services	-	-	2,556,000
Convertible note issued for services	-	-	108,000
Financing costs payable with common stock	-	-	191,000
Financing costs related to beneficial conversion feature of convertible notes	-	-	1,361,000
Loss of equity investee	-		1,207,000
Amortization of technology license	-	-	537,000
Amortization of patents	52,000	52,000	1,938,000
Loss on disposal of equipment	-	-	28,000
Impairment charge of certain patents	-	-	189,000
Impairment charge on property and equipment	-	-	8,000
Depreciation	-	1,000	1,127,000
Changes in:
Prepaid expenses and other assets	-	-	181,000
Accounts payable and accrued expenses	15,000	224,000	3,356,000
Accrued interest and expenses - related parties	9,000	(105,000)	229,000

Net cash provided by operating activities;	(191,000)	(53,000)	(17,633,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment			(432,000)
Purchase of investment	-	-	(100,000)
Proceeds from sale of equipment	-	-	18,000
Proceeds from sale of equity interest	-	-	885,000
Proceeds from settlement of NMXS.com	-	-	50,000
Proceeds received from sale of investment	-	-	1,690,000

Net cash provided by (used in) investing activities	-	-	2,111,000

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,		PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH MARCH 31,
	2008	2007	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock for retirement	-	-	(315,000)
Note payable to stockholders			2,374,000
Proceeds from convertible promissory notes	-	-	1,060,000
Proceeds from note payable - other	-	-	634,000
Repayment of note payable - other	-	-	(435,000)
Repayment of note payable to officers	-	-	(530,000)
Net proceeds from issuance of preferred stock	-	-	3,569,000
Net proceeds from issuance of common stock	-	-	9,571,000
Loan repayment to preferred stockholder	-	-	(148,000)
Capital lease payments	-	-	(13,000)
Return of security deposit			16,000

Net cash provided by (used in) financing activities	-	-	15,783,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(191,000)	(53,000)	261,000
Cash and cash equivalents, beginning of period	452,000	149,000	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$261,000	$96,000	$261,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	-	-	189,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets contributed to the company in exchange for
Series A preferred stock			45,000
Issuance of 14,391,627 common shares to acquire intangible assets			15,000
Special distribution of 14,391,627 shares of common stock to
stockholder in settlement of stockholder advances			376,000
Issuance of 7,200,000 common shares to acquire intangible assets			1,440,000
Issuance of Series A preferred stock and warrants in settlement
of note payable and accrued interest			1,830,000
Issuance of 1,000,000 common shares to acquire intangible assets			1,000,000
Issuance of 100,000 common shares to acquire furniture and fixtures			49,000
Issuance of 78,000 common shares in satisfaction of accrued expenses			15,000
Issuance of 10,500 shares to acquire furniture and fixtures			40,000
Issuance of 1,400,00 of common shares to acquire Teneo Computing			785,000
Issuance of 1,000,000 of common shares to purchase 42% of Novint			561,000
Issuance of 641,274 shares of common stock in settlement of note payable			48,000
Issuance of 3,180,552 common shares in satisfaction of accrued expenses			159,000
Issuance of 1,277,685 common shares in satisfaction of accrued expenses			83,000
Issuance of 795,324 of common shares in settlement of note payable			45,000
Issuance of 1,184,220 common shares in satisfaction of accrued expenses			59,000
Issuance of 106,000,000 common share for conversion of convertible notes			1,060,000
Issuance of 14,200,106 common shares in satisfaction of note payable			71,000
Issuance of 200,000 common shares in satisfaction of accrued expenses	12,000		12,000
Issuance of 925,926 common shares in satisfaction of accrued expenses	33,000		33,000

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
(unaudited)
MARCH 31, 2008

NOTE A – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the period ended December 31, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE B - GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at March 31, 2008, had an accumulated deficit of $51,752,000. For the three months ended March 31, 2008, the Company sustained a net loss of $1,251,000. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.  Accordingly, the Company’s management will seek to raise capital financing either through debt or equity financing.  Subsequent to March 31, 2008, the Company sold approximately $1,100,000 from a private placement offering.

MANHATTAN SCIENTIFICS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
(unaudited)
MARCH 31, 2008

NOTE C - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS

[1] PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

[2] INTANGIBLE ASSETS:

Patents are recorded at cost of $2,080,000. Amortization is charged against results of operations using the straight-line method over the estimated economic useful life. Patents related to the mid-range fuel cell and the micro fuel cell technologies are estimated to have an economic useful life of 10 years.  Amortization expense was $52,000 and $52,000 for each of the three months ended March 31, 2008 and 2007, respectively, and $1,938,000 for the period from July 31, 1992 (inception) through March 31, 2008.

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

[4] INVESTMENTS

The Company records its investment in Novint Technologies, Inc. (“Novint”) at cost and uses the equity method of accounting to record its proportionate share of Novint's net income or loss. The loss exceeded the Company’s basis in Novint during the year ended December 31, 2004 and the investment balance is carried at $0.  As a result of this, the Company did not record its proportionate share of equity in loss of investee for the three months ended March 31, 2008 and 2007.  The Company’s share of loss not recorded amounted to approximately $63,000, and $110,000, respectively for the three months ended March 31, 2008 and 2007. The Company will continue to account for its investment under the equity method of accounting, however, it will record its proportionate share of net income only after it has recovered all losses in excess of its basis.  For the three months ended March 31, 2008 and 2007, the Company sold certain shares in Novint and has recorded a gain on sale of those shares of $50,000 and $77,000, respectively.  As of March 31, 2008, the Company owned 1,075,648 shares of Novint common stock or approximately 3%.  The Company continued to account for its investment in Novint using the equity method since the Company exercises significant influence over Novint.

MANHATTAN SCIENTIFICS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
(unaudited)
MARCH 31, 2008

NOTE C - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS (continued)

[5] BASIC AND DILUTED LOSS PER SHARE

Basic and diluted net loss per common share is presented in accordance with SFAS 128, "Earnings Per Share". Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the applicable reporting periods. The Company’s computation of dilutive net loss per share for the three months ended March 31, 2008 and 2007 does not assume any exercise of options or warrants or shares issuable upon conversion of the series B preferred stock and common shares, respectively, as their effect is antidulutive.

[6] RECENT ACCOUNTING PRONOUNCEMENTS

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

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

In January 2008, the Company granted options for 18,000,000 shares of common stock with an exercise price of $0.013 to the Company’s former CEO and a consultant.  These options replaced 16,000,000 options previously granted with an exercise price of $0.05 per share.  The value of these options totaled $1,034,000 which was valued using the Black-Scholes option pricing model based upon the following assumptions:

Discount Rate - Bond Equivalent Yield	3.18%
Dividend yield	0.0%
Volatility factor	144.0%
Weighted average expected life	5 years

In January 2008, the Company issued 200,000 shares of common stock for past services to consultants for a total value of $12,000 or $0.06 per share.

In January 2008, the Company issued 925,926 shares of common stock, $50,000 in cash, and 53,191 shares of Novint common stock in satisfaction of past legal fees totaling $133,000.

NOTE E – NOTES PAYABLE TO FORMER OFFICERS

As of March 31, 2008, the Company has loans payable of $450,000 and $545,000 payable to its former Chief Operating Officer and Chief Executive Officer, respectively. The loans bear interest at 5% per annum and were initially due December 31, 2002 and have been mutually extended and settled.

MANHATTAN SCIENTIFICS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
(unaudited)
MARCH 31, 2008

NOTE F – SUBSEQUENT EVENTS

In April 2008, the Company issued 450,000 shares of common stock to various consultants for services for a total value of $22,500 or $0.05 per share.

In July 2008, the Company agreed to issue 300,000 shares of common stock to a consultant for services for a total value of $15,000 or $0.05 per share. As of February 2009, such shares have not been issued.

In September 2008, the Company issued 750,000 shares of common stock for legal services for a total value of $15,726, the value of the services performed.

In October 2008, the Company agreed to issue 400,000 shares of common stock to a consultant for services for a total value of $14,000 or $0.035 per share. These shares were issued in November 2008.

During April 2008 through January 2009, the Company sold approximately $1,100,000 from a private placement offering.  The private placement originally provided for the offer and sale of up to 50,000,000 unregistered shares of the Company’s common stock at a price of $0.02 per share, for an aggregate offering price of $1,000,000, and allowed the Company to accept or reject any oversubscription.  The Company incurred offering costs totaling approximately $79,000 through December 31, 2008, of which $63,000 was paid in cash and $16,000 was paid with 750,000 shares of the Company’s common stock. None of the shares sold in this private placement have been issued. The Company plans to issue these shares in February 2009.

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

In February 2009, the Company issued 1,000,000 to a consultant for services to be performed for a total value of $54,000 or $0.054 per share.

NOTE G – SUBSEQUENT EVENT – PURCHASE OF METALLICUM, INC.

In June 2008, the Company entered into stock purchase agreement with Metallicum, Inc. (“Metallicum”) to acquire all of the outstanding capital in exchange for 15,000,000 shares of the Company’s common stock.  An additional 15,000,000 shares of the Company’s common stock will be payable to Metallicum in the event of meeting certain milestones.   The stock purchase agreement with Metallicum. will be accounted for as a purchase under SFAS No. 141 Business Combinations.  The 15,000,000 shares of the Company’s common stock valued at $562,500 will be allocated between the purchase price and goodwill.  The additional 15,000,000 shares payable to Metallicum will be accounted for as a performance based incentive which will be revalued at the end of each reporting period.

MANHATTAN SCIENTIFICS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
(unaudited)
MARCH 31, 2008

NOTE G – SUBSEQUENT EVENT – PURCHASE OF METALLICUM, INC. (continued)

The unaudited balance sheets for Metallicum for December 31, 2007 and December 31, 2006 are as follows:

	December 31, 2007	December 31, 2006
ASSETS
Current asset:
Cash	$1,282	1,318
Property and equipment, net of accumulated
depreciation of $4,320 and $5,400	600	1,680
Total assets	$1,882	2,998

LIABILITIES
Accounts payable	$2,861	1,763
Notes payable to officers	822	822
Total liabilities	3,683	2,585

STOCKHOLDERS' EQUITY
Common stock: no par value; authorized 2,000 shares,
2,000 shares issued and outstanding	-
Additional paid-in capital	159,633	159,633
Deficit accumulated during the development stage	(161,434)	(159,220)
Total stockholders' equity / (capital deficit)	(1,801)	413

Total liabilities and stockholders' equity	$1,882	2,998

The unaudited statements of operations for Metallicum for the years ended December 31, 2007 and December 31, 2006 are:

	YEAR ENDED DECEMBER 31,
	2007	2006
Revenue	$4,433	$5,406

Operating costs and expenses:
General and administrative	1,676	3,849
Research and development costs	2,625	4,685
Depreciation	1,080	1,080
Total operating costs and expenses	5,381	9,614
Loss from operations before other expenses	(948)	(4,208)

Other expenses:
Interest and other expenses	1,266	1,480

NET LOSS	$(2,214)	$(5,688)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares	2,000	2,000
Net loss per share	$(1.11)	$(2.84)

MANHATTAN SCIENTIFICS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
(unaudited)
MARCH 31, 2008

NOTE G – SUBSEQUENT EVENT – PURCHASE OF METALLICUM, INC. (continued)

The unaudited statements of cash flows for Metallicum for the years ended December 31, 2007 and December 31, 2006 are:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,214)	$(5,688)
Adjustments to reconcile net loss to cash
used in operating activities:
Changes in operating assets and liabilities:
Property and equipment	1,080	1,080
Accounts Receivable		3,330
Accounts payable		1,754
Notes payable to officers	1,098	(1,000)
Net cash used in operating activities	(36)	(524)

NET DECREASE IN CASH	(36)	(524)
Cash, beginning of year	1,318	1,842

CASH, END OF YEAR	$1,282	1,318

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$204	$233

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Form 10-Q contains "forward-looking" statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which we may participate, competition within our chosen industry, including competition from much larger competitors, technological advances, and the failure by us to successfully develop business relationships. In addition, these forward-looking statements are subject, among other things, to our successful completion of the research and development of our technologies; successful commercialization and mass production of, among other things, the micro fuel cell, mid-range fuel cell, and haptics applications; successful protection of our patents; and effective significant industry competition from various entities whose research and development, financial, sales and marketing and other capabilities far exceeds ours. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

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

In 2008, we purchased, in exchange for our common stock, Metallicum, Inc. (“Metallicum”) and its licensed patented technology.  Through Metallicum, we hope to take advantage of a unique processing methodology for producing nanostructures in a wide range of ductile metals and alloys and is now attempting to commercialize this new and revolutionary technology.  Nanostructured metals and alloys possess significantly enhanced mechanical properties that include, for example, increased strength without concurrent losses in ductility, and significantly increased resistance to fatigue fracture. Nanostructured commercially pure grades of titanium have proven to also possess excellent machinability as well as high toughness and strength.

We are also seeking to develop corporate opportunities to benefit our shareholders; however, other than as set forth in this document, we have not executed agreements or finalized arrangements for any other technologies or opportunities other than Metallicum as of the date of this Form 10-Q.

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

ADVANCED MATERIALS (METALLICUM, INC.)

In June 2008, we acquired Metallicum, Inc. and its licensed patented technology.  We entered into a stock purchase agreement with Metallicum, Inc. to acquire all of the outstanding capital in exchange for 15,000,000 shares of our common stock.  An additional 15,000,000 shares of our common stock will be payable to Metallicum in the event of meeting certain milestones.

The transaction includes all of Metallicum's licensed intellectual property related to the design and high-volume nano-fabrication of nano-structuring metals for medical components as well as for transportation applications. We intend to establish manufacturing partner relationships with major Fortune 500 metals companies.  Our business plan includes strategic partnering with significant customers in the medical device & prosthetics industries as well as in auto, truck, and aircraft manufacturing industries

The Metallicum division will produce and license the super strong metals using nano-technology developed by scientists at Los Alamos National Laboratory in conjunction with their colleagues in Russia.  In January 2009, we entered into a patent license agreement with Los Alamos National Security, LLC for the exclusive licensing use of certain technology relating to the manufacture and application of nanostructuing metals and alloys. Pursuant to such agreement we provided a non-refundable fee and 2,000,000 shares of our common stock. Additionally, we are required to pay an annual license fee starting in February 2010 and royalties on future net sales.

The technology is expected to trim thousands of pounds from airplanes and hundreds of pounds from cars without sacrificing structural strength or adding significant cost.  The nanostructured metals also have wide implications for use in the medical device and prosthetics industries including dental implants, replacements for hips, shoulders, knees and cardio vascular stents.  In December 2008, a manufacturing joint venture partner in Albuquerque, N.M. received U.S. Food and Drug Administration 510(k) clearance to market nano-structued titanium metal dental implants using our technology. This clearance positions us closer to our goal of commercializing our technology for nanostructured metals.  We are in talks with many of the key manufacturers of dental implants and have signed material testing agreements with several manufacturers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007.

REVENUES. We had no revenues for the three month periods ended March 31, 2008 and 2007.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,239,000 for the three months ended March 31, 2008 compared with $268,000 for the three months ended March 31, 2007.  General and administrative expenses consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses.  General and administrative expenses increased as a result of granting options for 18,000,000 shares of common stock with an exercise price of $0.013 granted to a consultant and our former CEO who currently serves a senior consultant.  These options replaced 16,000,000 options previously granted with an exercise price of $0.05 per share.  The value of these options totaled $1,034,000 which was valued using the Black-Scholes option pricing model based upon the following assumptions: stock price of $0.06 at grant date; 5 year term; volatility of 144%; and discount rate of 3.18%.

RESEARCH AND DEVELOPMENT. Research and development expenses were $52,000 for three months ended March 31, 2008 compared to $53,000 for the three months ended March 31, 2007.

NET LOSS. Our net loss was $1,251,000 for three months ended March 31, 2008 compared to $258,000 for the three months ended March 31, 2007.  The increase in net loss resulted from higher general and administrative expenses (from options granted to a consultant and our former CEO who currently serves a senior consultant) and lower other income as we realized a $50,000 gain from the sale of stock of Novint Technologies Inc. (“Novint”) in the three months ended March 31, 2008 compared with a gain of $77,000 from the sale of Novint common stock in the three months ended March 31, 2007.

LIQUIDITY AND PLAN OF OPERATIONS

We are a development stage company and are in the technology acquisition and development phase of our operations. Accordingly, we have relied primarily upon private placements and subscription sales of stock to fund our continuing activities and acquisitions. To a limited extent, we have also relied upon borrowing from our officers.  Until we generate revenue from sales and licensing of technology, or receive a large infusion of cash from a potential strategic partner or through the efforts of an investment banker, we intend to continue to rely upon this methods and the limited sales of our shares or other assets, which has become increasingly difficult with our low share price, to fund operations during the next year.

At March 31, 2008, our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, and 1,075,648 shares of common stock of Novint.; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

We had a decrease of $191,000 in cash and cash equivalents for the three months ended March 31, 2008, as a result of cash used by operating activities compared with a $53,000 decrease in cash and cash equivalents in the three months ended March 31, 2007 as a result of cash used by operating activities during the period.

Stockholders' equity totaled a deficit of $1,245,000 on March 31, 2008 compared with a deficit of $1,073,000 on December 31, 2007.  Working capital was a deficit of $1,419,000 on March 31, 2008 compared with a deficit of $1,299,000 on December 31, 2007.

We do not expect any significant change in the total number of employees in the near future. We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next 12 months, although we have no agreements regarding any such technologies, other than Metallicum as of the date hereof.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of March 31, 2008, we had $261,000 in cash. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, borrowing as appropriate, and our cash on hand. However, we do not know if those resources will be adequate to cover our capital requirements.  During April 2008 through January 2009,we sold approximately $1,100,000 from a private placement offering.  The private placement originally provided for the offer and sale of up to 50,000,000 unregistered shares of our common stock at a price of $0.02 per share, for an aggregate offering price of $1,000,000, and allowed us to accept or reject any oversubscription.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

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

Investments

We record our investment in Novint at cost and uses the equity method of accounting to record its proportionate share of Novint's net income or loss. The loss exceeded our basis in Novint during the year ended December 31, 2004 and the investment balance is carried at $0.  As a result of this, we did not record its proportionate share of equity in loss of investee for the three months ended March 31, 2008 and 2007.  Our share of loss not recorded amounted to approximately $63,000, and $110,000, respectively for the three months ended March 31, 2008 and 2007. We will continue to account for its investment under the equity method of accounting, however, it will record its proportionate share of net income only after it has recovered all losses in excess of its basis.  For the three months ended March 31, 2008 and 2007, we sold certain shares in Novint and has recorded a gain on sale of those shares of $50,000 and $77,000, respectively.  As of March 31, 2008, we owned 1,075,648 shares of Novint common stock or approximately 3%.  We continued to account for its investment in Novint using the equity method since we exercise significant influence over Novint.

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

ITEM 3. CONTROLS AND PROCEDURES

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2008, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements other than the litigation described above which was subsequently settled.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of February, 2009.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer