Form 10-Q
period 2008-06-30
MANHATTAN SCIENTIFICS INC
filed 2009-03-13
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)
 ☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal quarter ended                June 30, 2008

 ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number                000-28411

MANHATTAN SCIENTIFICS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	000-28411	85-0460639
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

405 Lexington Avenue, 32nd Floor, New York, New York, 10174
(Address of principal executive offices) (Zip code)

Issuer’s telephone number: (212) 551-0577
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
Yes ☐  No ☑

There were 335,120,926 shares outstanding of registrant’s common stock, par value $.001 per share, as of July 31, 2008.

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☑

TABLE OF CONTENTS

		Page

	PART I

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	1

	Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2008 and June 30, 2007 and for the period from July 31, 1992 (Inception) through June 30, 2008	2

	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 and for the period from July31, 1992 (Inception) through June 30, 2008	3

	Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	12

Item 3	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4	Controls and Procedures	16

	PART II

Item 1.	Legal Proceedings	17

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

PART I

ITEM 1.  FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2008 (unaudited)	December 31, 2007
Current assets:
Cash and cash equivalents	$538,000	$452,000
Prepaid expenses and other assets	27,000	44,000

Total current assets	565,000	496,000

Property and equipment, net	29,000	28,000
Investments	2,000	2,000
Goodwill	563,000	-
Patents, net of accumulated amortization of $1,990,000 and $1,886,000, respectively	90,000	194,000
Other asset	2,000	2,000

Total assets	$1,251,000	$722,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$540,000	$547,000
Accrued interest and expenses - related parties	243,000	220,000
Note payable to former officers and shareholder	996,000	995,000
Note payable – other	33,000	33,000

Total current liabilities	1,812,000	1,795,000

Commitments and Contingencies:

CAPITAL DEFICIT
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares; issued and outstanding – none	-	-
Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding	-	-
Series C convertible, redeemable, authorized 14,000 shares; issued and outstanding – none	-	-
Common, authorized 500,000,000 shares, 335,120,926 and 318,545,000 shares issued, and outstanding, respectively	336,000	319,000
Additional paid-in-capital	50,756,000	49,109,000
Common stock to be issued	407,000	-
Deficit accumulated during the development stage	(52,060,000)	(50,501,000)

Total capital deficit	(561,000)	(1,073,000)

	$1,251,000	$722,000

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

					PERIOD FROM
					JULY 31, 1992
	THREE MONTHS ENDED		SIX MONTHS ENDED		(INCEPTION)
	JUNE 30,		JUNE 30,		THROUGH
	2008	2007	2008	2007	JUNE 30, 2008

Revenue	$-	$-	$-	$-	$856,000

Operating costs and expenses:
General and administrative	245,000	1,054,000	1,484,000	1,322,000	44,219,000
Research and development	52,000	52,000	104,000	105,000	8,926,000
Impairment charge of certain patents	-	-	-	-	189,000

Total operating costs and expenses	297,000	1,106,000	1,588,000	1,427,000	53,334,000

Loss from operations before other income and expenses	(297,000)	(1,106,000)	(1,588,000)	(1,427,000)	(52,478,000)

Other income and expenses:
Gain from sale of equity interest	-	-	-	-	885,000
Gain on settlement of NMXS.com option	-	-	-	-	50,000
Gain on legal settlement	-	-	-	-	14,000
Proceeds from sale of NMX.com common stock	-	-	-	-	393,000
Gain from sale of Novint Technologies Inc. common stock	-	369,000	50,000	446,000	1,984,000
Gain on issuance of investor common stock	-	-	-	-	531,000
Contract revenue	-	-	-	-	3,741,000
Interest and other expenses	(13,000)	(15,000)	(25,000)	(30,000)	(1,107,000)
Interest income	2,000	1,000	4,000	2,000	188,000
Equity in losses of investees	-	-	-	-	(1,243,000)
Gain / (Loss) on disposal of equipment	-	-	-	-	(13,000)

NET LOSS	$(308,000)	$(751,000)	$(1,559,000)	$(1,009,000)	$(47,055,000)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares outstanding	323,048,399	229,077,710	321,263,692	214,684,058

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH
	2008	2007	JUNE 30, 2008
CASH FLOWS (TO) FROM OPERATING ACTIVITIES:
Net loss	$(1,559,000)	$(1,009,000)	$(47,055,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of investments	(50,000)	(446,000)	(2,373,000)
Gain on settlement of NMXS.com option	-	-	(50,000)
Gain from sale of equity interest in Horizon	-	-	(885,000)
Gain on issuance of investee common stock	-	-	(531,000)
Common stock issued for services	23,000	707,000	7,964,000
Preferred stock issued for services	-	-	598,000
Stock options issued for services	1,034,000	110,000	11,072,000
Cashless stock option exercise	-	-	126,000
Warrants issued for services	-	-	2,556,000
Convertible note issued for services	-	1,000	108,000
Financing costs payable with common stock	-	-	191,000
Financing costs related to beneficial conversion feature of convertible notes	-	100,000	1,361,000
Loss of equity investee	-	-	1,207,000
Amortization of technology license	-	-	537,000
Amortization of patents	104,000	104,000	1,990,000
Loss on disposal of equipment	-	-	28,000
Writedown of acquisition price of Metallicum, Inc.	5,000	-	5,000
Impairment charge of certain patents	-	-	189,000
Impairment charge on property and equipment	-	-	8,000
Depreciation	-	1,000	1,127,000
Changes in:
Prepaid expenses and other assets	17,000	(26,000)	198,000
Accounts payable and accrued expenses	75,000	294,000	3,616,000
Accrued interest and expenses - related parties	23,000	(88,000)	243,000

Net cash (used in) provided by operating activities:	(328,000)	(252,000)	(17,770,000)

CASH FLOWS (TO) FROM INVESTING ACTIVITIES:

Purchase of equipment			(432,000)
Purchase of investment	-	-	(100,000)
Proceeds acquired from purchase of Metallicum, Inc.	7,000	-	7,000
Proceeds from sale of equipment	-	-	18,000
Proceeds from sale of equity interest			885,000
Proceeds from settlement of NMXS.com	-	-	50,000
Proceeds received from sale of investment	-	-	1,690,000

Net cash provided by (used in) investing activities	7,000	-	2,118,000

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH
	2008	2007	JUNE 30, 2008
CASH FLOWS (TO) FROM FINANCING ACTIVITIES:
Purchase of treasury stock for retirement	-	-	(315,000)
Note payable to stockholders			2,374,000
Proceeds from convertible promissory notes	-	988,000	1,060,000
Proceeds from note payable - other	-	-	634,000
Repayment of note payable - other	-	-	(435,000)
Repayment of note payable to former officers	-	-	(530,000)
Net proceeds from issuance of preferred stock	-	-	3,569,000
Net proceeds from issuance of common stock	-	-	9,571,000
Proceeds from the sale of common stock to be issued	407,000	-	407,000
Loan repayment to preferred stockholder	-	-	(148,000)
Capital lease payments	-	-	(13,000)
Return of security deposit			16,000
Net cash provided by (used in) financing activities	407,000	988,000	16,190,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	86,000	736,000	538,000
Cash and cash equivalents, beginning of period	452,000	149,000	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$538,000	$885,000	$538,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	-	-	111,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets contributed to the company in exchange for
Series A preferred stock		45,000
Issuance of 14,391,627 common shares to acquire intangible assets		15,000
Special distribution of 14,391,627 common shares to
stockholder in settlement of stockholder advances		376,000
Issuance of 7,200,000 common shares to acquire intangible assets		1,440,000
Issuance of Series A preferred stock and warrants in settlement
of note payable and accrued interest		1,830,000
Issuance of 1,000,000 common shares to acquire intangible assets		1,000,000
Issuance of 100,000 common shares to acquire furniture and fixtures		49,000
Issuance of 78,000 common shares in satisfaction of accrued expenses		15,000
Issuance of 10,500 common shares to acquire furniture and fixtures		40,000
Issuance of 1,400,00 common shares to acquire Teneo Computing		785,000
Issuance of 1,000,000 common shares to purchase 42% of Novint		561,000
Issuance of 641,274 common shares in satisfaction of note payable		48,000
Issuance of 3,180,552 common shares in satisfaction of accrued expenses		159,000
Issuance of 1,277,685 common shares in satisfaction of accrued expenses		83,000
Issuance of 795,324 common shares in settlement of note payable		45,000
Issuance of 1,184,220 common shares in satisfaction of accrued expenses		59,000
Issuance of 106,000,000 common shares for conversion of convertible notes		1,060,000
Issuance of 14,200,106 common shares in satisfaction of note payable		71,000
Issuance of 15,000,000 common shares for acquisition of Metallicum, Inc.	563,000	563,000
Issuance of 200,000 common shares in satisfaction of accrued expenses	12,000	12,000
Issuance of 925,926 common shares in satisfaction of accrued expenses	33,000	33,000

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
JUNE 30, 2008

NOTE A – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the period ended December 31, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumption are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Operating results for the three and six months period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE B - GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at June 30, 2008, had an accumulated deficit of $52,060,000. For the six months ended June 30, 2008, the Company sustained a net loss of $1,559,000. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.  Accordingly, the Company’s management will seek to raise capital financing either through debt or equity financing.  Subsequent to June 30, 2008, the Company sold an additional approximately $667,000 from a private placement offering, see Notes D and G for further discussions.

MANHATTAN SCIENTIFICS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
JUNE 30, 2008

NOTE C - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS

[1] PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its three wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.  As discussed in Note F, the Company acquired Metallicum, Inc. on June 12, 2008.  Consequently, the accompanying consolidated financial statements include the operating activities of Metallicum, Inc. from the June 12, 2008 (date of acquisition) through June 30, 2008.

[2] INTANGIBLE ASSETS:

Patents are recorded at cost of $2,080,000. Amortization is charged against results of operations using the straight-line method over the estimated economic useful life. Patents related to the mid-range fuel cell and the micro fuel cell technologies are estimated to have an economic useful life of 10 years.  Amortization expense was $52,000 and $104,000 for each of the three and six months ended June 30, 2008, respectively, and $1,990,000 for the period from July 31, 1992 (inception) through June 30, 2008.  Amortization expense was $52,000 and $104,000 for each of the three and six months ended June 30, 2007, respectively.

[3] USE OF ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A significant estimate includes the carrying value of the Company’s patents, fair value of the Company’s common stock, assumptions used in calculating the value of stock options, depreciation and amortization.

[4] INVESTMENTS

The Company records its investment in Novint Technologies, Inc. (“Novint”) at cost and uses the equity method of accounting to record its proportionate share of Novint’s net income or loss. The loss exceeded the Company’s basis in Novint during the year ended December 31, 2004 and the investment balance is carried at $0.  As a result of this, the Company did not record its proportionate share of equity in loss of investee for the three and six months ended June 30, 2008 and 2007.  The Company’s share of loss not recorded amounted to approximately $76,000, and $138,000, respectively for the three and six months ended June 30, 2008. The Company’s share of loss not recorded amounted to approximately $60,000, and $134,000, respectively for the three and six months ended June 30, 2007. The Company will continue to account for its investment under the equity method of accounting; however, it will record its proportionate share of net income only after it has recovered all losses in excess of its basis.  For the three and six months ended June 30, 2008, the Company issued shares of Novint as payment of an accrued liability and has recorded a gain on sale of those shares of $-0- and $50,000, respectively.  For the three months ended March 31, 2007, the Company sold certain shares in Novint and has recorded a gain on sale of those shares of $77,000.  In addition, during the three months ended June 30, 2007, the Company issued 493,750 shares as additional consideration in connection with the convertible debt financing and recorded a gain on sale of those shares of $369,000.  As of June 30, 2008, the Company owned 1,075,648 shares of Novint common stock or approximately 3%.  The Company continued to account for its investment in Novint using the equity method since the Company exercises significant influence over Novint.

MANHATTAN SCIENTIFICS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
JUNE 30, 2008

NOTE C - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS (continued)

[5] BASIC AND DILUTED LOSS PER SHARE

Basic and diluted net loss per common share is presented in accordance with SFAS 128, “Earnings Per Share”. Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the applicable reporting periods. The Company’s computation of dilutive net loss per share for the three and six months ended June 30, 2008 and 2007 does not assume any exercise of options or warrants or shares issuable upon conversion of the series B preferred stock and common shares, respectively, as their effect is antidulutive.

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

MANHATTAN SCIENTIFICS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
JUNE 30, 2008

NOTE D – CAPITAL TRANSACTIONS (continued)

In January 2008, the Company issued 200,000 shares of common stock for past services to consultants for a total value of $12,000 or $0.06 per share.

In January 2008, the Company issued 925,926 shares of common stock, $50,000 in cash, and 53,191 shares of Novint common stock in satisfaction of past legal fees totaling $133,000.

In April 2008, the Company issued 250,000 shares of common stock for services to a consultant for a total value of $12,500 or $0.05 per share.

In April 2008, the Company issued 200,000 shares of common stock for services to a consultant for a total value of $10,000 or $0.05 per share.

In June 2008, the Company issued 15,000,000 shares of common stock for the acquisition of Metallicum, Inc. for a total value of $562,500 or $0.0375 per share, see Note F for additional discussions.

During April 2008 through June 2008, the Company sold 20,332,000 shares of common stock for approximately $407,000 from a private placement offering, see Note G for additional discussions. The private placement originally provided for the offer and sale of up to 50,000,000 unregistered shares of the Company’s common stock at a price of $0.02 per share, for an aggregate offering price of $1,000,000, and allowed the Company to accept or reject any oversubscription.  The shares sold in the private placement were not issued until February 2009.  As a result, the sale of these shares is recorded as common stock to be issued on the accompanying consolidated balance sheet as of June 30, 2008.

NOTE E – NOTES PAYABLE TO FORMER OFFICERS AND SHAREHOLDER

As of June 30, 2008, the Company has loans payable of $450,000 and $545,000 payable to its former Chief Operating Officer and Chief Executive Officer, respectively. The loans bear interest at 5% per annum and were initially due December 31, 2002 and have been mutually extended and settled.   There is also a $1,000 note payable to an officer of Metallicum.

MANHATTAN SCIENTIFICS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
JUNE 30, 2008

NOTE F –PURCHASE OF METALLICUM, INC.

On June 12, 2008, the Company entered into stock purchase agreement with Metallicum, Inc. (“Metallicum”) to acquire all of the outstanding capital in exchange for 15,000,000 shares of the Company’s common stock.  An additional 15,000,000 shares of the Company’s common stock will be payable to Metallicum in the event of meeting certain milestones.

The Company purchased Metallicum to acquire its licensed patented technology.  The licensed technology purchased from Metallicum is for the design of nano-structured metals for medical components as well as for transportation applications.  The Company intends to establish manufacturing partner relationships with major metals companies to generate licensing revenue from the licensed patented technology.

The stock purchase agreement with Metallicum has been accounted for as a purchase under SFAS No. 141 Business Combinations so consequently all activities of Metallicum will be included with the Company’s accompanying financial statements from the date of acquisition and forward.  The purchase price of 15,000,000 shares of the Company’s common stock has been valued at approximately $563,000 (using a fair market value of $0.0375 per share, the closing price on the date of acquisition) and entirely allocated to goodwill since the total fair value of liabilities acquired exceeded the total fair value of assets acquired by approximately $5,000 which has been accounted for as a write-down and expensed at the date of acquisition.  At the date of acquisition, Metallicum’s assets totaled $8,000 and liabilities assumed totaled $13,000, an excess of liabilities over assets of $5,000.

The following pro forma consolidated financial information are the results of operations for the three and six months ended June 30, 2008  and 2007 as though the acquisition had been completed as of the beginning of the period being reported on:

	For the three months ended June 30, 2008
	Consolidated As Reported	Pro Forma Adjustments	Pro Forma Consolidated
Revenue	$-	$2,000	$2,000

Operating costs and expenses:
General and administrative	245,000	1,000	246,000
Research and development costs	52,000	2,000	54,000
Total operating costs and expenses	297,000	3,000	300,000
Loss from operations	(297,000)	(1,000)	(298,000)

Other income (expenses):	(11,000)	-	(11,000)

Net Loss	$(308,000)	$(1,000)	$(309,000)

Loss per share	$0.00	$0.00	$0.00

MANHATTAN SCIENTIFICS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
JUNE 30, 2008

NOTE F –PURCHASE OF METALLICUM, INC (Continued)

	For the three months ended June 30, 2007
	Consolidated As Reported	Pro Forma Adjustments	Pro Forma Consolidated
Revenue	$-	$1,000	$1,000

Operating costs and expenses:
General and administrative	1054,000	3,000	1,057,000
Research and development costs	52,000	-	52,000
Total operating costs and expenses	1,106,000	3,000	1,109,000
Loss from operations	(1,106,000)	(2,000)	(1,108,000)

Other income (expenses):	355,000	-	355,000

Net Loss	$(751,000)	$(2,000)	$(753,000)

Loss per share	$0.00	$0.00	$0.00

	For the six months ended June 30, 2008
	Consolidated As Reported	Pro Forma Adjustments	Pro Forma Consolidated
Revenue	$-	$2,000	$2,000

Operating costs and expenses:
General and administrative	1,484,000	2,000	1,486,000
Research and development costs	104,000	3,000	107,000
Total operating costs and expenses	1,588,000	5,000	1,593,000
Loss from operations	(1,588,000)	(3,000)	(1,591,000)

Other income (expenses):	29,000	(1,000)	28,000

Net Loss	$(1,559,000)	$(4,000)	$(1,563,000)

Loss per share	$0.00	$0.00	$0.00

	For the six months ended June 30, 2007
	Consolidated As Reported	Pro Forma Adjustments	Pro Forma Consolidated
Revenue	$-	$4,000	$4,000

Operating costs and expenses:
General and administrative	1,322,000	3,000	1,325,000
Research and development costs	105,000	3,000	108,000
Total operating costs and expenses	1,427,000	6,000	1,433,000
Loss from operations	(1,427,000)	(2,000)	(1,429,000)

Other income (expenses):	418,000	(1,000)	417,000

Net Loss	$(1,009,000)	$(3,000)	$(1,112,000)

Loss per share	$0.00	$0.00	$0.00

MANHATTAN SCIENTIFICS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
JUNE 30, 2008

NOTE F –PURCHASE OF METALLICUM, INC (Continued)

The pro forma adjustments for the three and six months ended June 30, 2008 and 2007 are the revenue and expense activities from January 1, 2008 through June 11, 2008 and January 1, 2007 through June 30, 2007 (activities prior to consummation of the purchase agreement).

The additional 15,000,000 shares payable to Metallicum will be accounted for as a performance based incentive which will be revalued at the end of each reporting period.

NOTE G – SUBSEQUENT EVENTS

In July 2008, the Company agreed to issue 300,000 shares of common stock to a consultant for services for a total value of $15,000 or $0.05 per share. These shares were issued in February 2009.

In September 2008, the Company issued 750,000 shares of common stock for legal services for a total value of $15,726, the value of the services performed.

In October 2008, the Company agreed to issue 400,000 shares of common stock to a consultant for services for a total value of $14,000 or $0.035 per share. These shares were issued in November 2008.

During July 2008 through January 2009, the Company sold an additional 33,325,000 shares of common stock for approximately $667,000 from a private placement offering having commenced in April 2008, see Note D. The private placement originally provided for the offer and sale of up to 50,000,000 unregistered shares of the Company’s common stock at a price of $0.02 per share, for an aggregate offering price of $1,000,000, and  allowed the Company to accept or reject any oversubscription. The Company incurred offering costs totaling approximately $79,000 through December 31, 2008, of which $63,000 was paid in cash and $16,000 was paid with 750,000 shares of the Company’s common stock. In addition, 2,000,000 of the shares sold in this placement valued at $40,000 were issued as payment of legal services and no cash was received by the Company.  All of the shares sold in the private placement were issued in February 2009.

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

In February 2009, the Company issued 1,000,000 shares to a consultant for services to be performed for a total value of $54,000 or $0.054 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Form 10-Q contains “forward-looking” statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which we may participate, competition within our chosen industry, including competition from much larger competitors, technological advances, and the failure by us to successfully develop business relationships. In addition, these forward-looking statements are subject, among other things, to our successful completion of the research and development of our technologies; successful commercialization and mass production of, among other things, the micro fuel cell, mid-range fuel cell, and haptics applications; successful protection of our patents; and effective significant industry competition from various entities whose research and development, financial, sales and marketing and other capabilities far exceeds ours. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

OVERVIEW

Manhattan Scientifics, Inc., a Delaware corporation, was formed through a reverse merger involving a public company in January 1998. The public company was incorporated in Delaware on August 1, 1995 under the name Grand Enterprises, Inc. (“Grand”). Grand was initially organized to market an unrelated patented product, but subsequently determined that its business plan was not feasible. In January 1998, Grand effected the reverse merger in a transaction involving Projectavision, Inc., another public company that was founded by Marvin Maslow, our former Chief Executive Officer. Projectavision was the owner of approximately 98% of Tamarack Storage Devices, Inc., a privately-held Texas corporation formed in 1992 to develop and market products based on the holographic data storage technology.  We are no longer engaged in development and commercialization of Holographic data storage technologies (technologies for the storage and retrieval of data in the form of holographically stored light patterns, rather than magnetic). The Company sold its portfolio of approximately 21 patents surrounding these inventions during 2002.  In January 1998, Grand formed a wholly-owned subsidiary named Grand Subsidiary, Inc. Grand Subsidiary and Tamarack merged, Tamarack being the surviving corporation, and via the merger, Tamarack became a subsidiary of Grand. As consideration for merging Tamarack with Grand Subsidiary, Grand gave Projectavision and the other stockholders of Tamarack 44,000,000 shares of our common stock. In addition, in exchange for a note payable of $1.5 million plus accrued interest of $330,000 due to Projectavision from Tamarack, Grand gave Projectavision 182,525 shares of its Series A Preferred Stock and a warrant to purchase 750,000 shares of our common stock at an exercise price of $0.10 per share, which expired on January 7, 2008.  Mr. Maslow, our former Chief Executive Officer, purchased the warrant from Projectavision for $25,000. The Series A Preferred Stock was subsequently converted into 9,435,405 shares of our common stock. In connection with this transaction, new personnel assumed the management of Grand, former management resigned, and Grand changed its name to Manhattan Scientifics, Inc.

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

•
Haptics “Touch and Feel” computer applications, which is a technology that allows computer users to be able to touch and feel any objects they see on their computer screen with the aid of special “mouse.” Detailed texture, object-weight, stickiness, viscosity and object density can be “felt” or sensed. Management believes this haptics technology may positively impact the way computers are used everywhere by introducing the ability to “touch.”

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

OUR DEVELOPMENT MODEL

Our goal has been to influence the future through the development of potentially disruptive or sea-change technologies. Our business model has previously been to: (i) identify significant technologies, (ii) acquire them or the rights to them, (iii) secure the services of inventors, engineers or other staff who were instrumental in their creation, (iv) provide or contract for suitable work facilities, laboratories, and other aids where appropriate, (v) prototype the technologies to demonstrate “proof of principle” feasibility, (vi) secure patent and or other intellectual property protection, (vii) secure early customers for product trials where feasible and appropriate, and (viii) commercialize through licenses, sales or cooperative efforts with other manufacturing and distribution firms.

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

The transaction includes all of Metallicum’s licensed intellectual property related to the design and high-volume fabrication of nano-structuring metals for medical components as well as for transportation applications. We intend to establish manufacturing partner relationships with major Fortune 500 metals companies.  Our business plan includes strategic partnering with significant customers in the medical device & prosthetics industries as well as in auto, truck, and aircraft manufacturing industries

The Metallicum division will produce and license the super strong metals using nano-technology developed by scientists at Los Alamos National Laboratory in conjunction with their colleagues in Russia.  In January 2009, we entered into a patent license agreement with Los Alamos National Security, LLC for the exclusive licensing use of certain technology relating to the manufacture and application of nanostructuing metals and alloys. Pursuant to such agreement we provided a non-refundable fee and 2,000,000 shares of our common stock. Additionally, we are required to pay an annual license fee starting in February 2010 and royalties on future net sales.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2006.

REVENUES. We had no revenues for the three and six months ended June 30, 2008 and 2007.

EXPENSES:  The following chart summarizes our operating expenses and other income and expenses as described below:

	Three months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Common stock issued for services	23,000	707,000	23,000	707,000
Options issued for services	-	-	1,034,000	110,000
Amortization of beneficial conversion feature	-	100,000	-	100,000
Other G&A expenses	222,000	247,000	427,000	405,000
Total G&A expenses	245,000	1,054,000	1,484,000	1,322,000
Research and development	52,000	52,000	104,000	105,000
Operating expenses	297,000	1,106,000	1,588,000	1,427,000

Gain on sale of Novint common stock	-	(369,000)	(50,000)	(446,000)
Net interest expense	11,000	14,000	21,000	28,000
Net loss	308,000	751,000	1,559,000	1,009,000

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $245,000 and $1,484,000 for the three and six months ended June 30, 2008 versus general and administrative expenses of $1,054,000 and $1,322,000 for the three and six months ended June 30, 2007, an overall decrease of $809,000 and an overall increase of $162,000, respectively.

General and administrative expenses were affected by common stock and options issued for services.  Excluding these items, general and administrative expenses, consisting of expenses for consultants, accounting and legal services, travel and miscellaneous expenses, remained stable.  Additionally, general and administrative costs in the second quarter of 2007 included costs related to the beneficial conversion feature of convertible notes.

In the second quarter of 2008, we issued 250,000 shares of common stock for services to a consultant for a total value of $12,500 or $0.05 per share and 200,000 shares of common stock for services to a consultant for a total value of $10,000 or $0.05 per share

In the first quarter of 2008, general and administrative expenses included a grant of options for 18,000,000 shares of common stock with an exercise price of $0.013 to our former CEO and a consultant.  These options replaced 16,000,000 options previously granted with an exercise price of $0.05 per share.  The value of these options totaled $1,034,000 which was valued using the Black-Scholes option pricing model based upon the following assumptions: stock price of $0.06 at grant date; 5 year term; volatility of 144%; and discount rate of 3.18%.

In the second quarter of 2007, we issued 35,350,317 shares of common stock to various individuals for services with values totaling $707,000 based upon the fair value of the shares issued.

In the first quarter of 2007, general and administrative expenses included a grant of options for 10,000,000 shares of common stock at an exercise price of $0.014 to our former CEO and chairman for services previously provided.  The value of these options totaled $110,000 which was valued using the Black-Scholes option pricing model based upon the following assumptions: stock price of $0.014 at grant date; 5 year term; volatility of 107%; and discount rate of 4.5%.

NET LOSS. We reported a net loss of $308,000 and $1,559,000 for the three and six months ended June 30, 2008, respectively, versus a net loss of $751,000 and $1,009,000 for the three and six months ended June 30, 2007, respectively, an overall decrease in net loss of $443,000 and an overall increase in net loss of $550,000, respectively, principally resulting from the common stock and options issued for services discussed above and from gains on distribution of common stock held in Novint Technologies, Inc. (“Novint”).  For the three and six months ended June 30, 2008, we issued zero and 53,211 shares of Novint as payment of an accrued liability and recorded a gain on sale of those shares of $-0- and $50,000, respectively.  For the three months ended March 31, 2007, we sold 92,216 shares in Novint and recorded a gain on sale of those shares of $77,000.  During the three months ended June 30, 2007, we issued 493,750 shares as additional consideration in connection with the convertible debt financing and recorded a gain on sale of those shares of $369,000.

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

At June 30, 2008, our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, and 1,075,648 shares of common stock of Novint; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

We had an increase of $86,000 in cash and cash equivalents for the six months ended June 30, 2008, as a result of $328,000 of cash used in operating activities partially offset by net proceeds from the issuance of common stock totaling $407,000 and $7,000 cash provided in the purchase of Metallicum.

For the six months ended June 30, 2008, cash used in operating activities was $328,000 compared to $252,000 used in operating activities for the six months ended June 30, 2007, an increase in cash used equal to $76,000, primarily as a result of:

•
an increase in the net loss (net of the gains on the sale of Novint in 2008 and 2007 and the 2007 non-cash financing costs related to the beneficial conversion feature of convertible notes) of $254,000;

•	lower amount of cash generated by changes in operating assets and liabilities equal to $65,000,
•	partially offset by the net effect of common stock and options issued for an increased amount of services in 2008 of $240,000.

Common stock and options to purchase common stock were issued for services valued at $1,057,000 for the six months ended June 30, 2008 and $817,000 for the six months ended June 30, 2007.

Stockholders’ equity totaled a deficit of $561,000 on June 30, 2008 and the working capital was a deficit of $1,247,000 on such date.

We do not expect any significant change in the total number of employees in the near future. We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next 12 months, although we have no agreements regarding any such technologies as of the date hereof.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of June 30, 2008, we had $538,000 in cash. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, borrowing as appropriate, and our cash on hand. However, we do not know if those resources will be adequate to cover our capital requirements.

During April 2008 through June 2008, we sold 20,332,000 shares of common stock for approximately $407,000 from a private placement offering.  As part of the same private placement offering, during July 2008 through January 2009, we sold approximately $667,000 at a price of $0.02 per share.  The private placement originally provided for the offer and sale of up to 50,000,000 unregistered shares of our common stock at a price of $0.02 per share, for an aggregate offering price of $1,000,000, and allowed us to accept or reject any oversubscription.

GOING CONCERN

Our independent registered public accounting firm has stated in their audit report on our December 31, 2007 and 2006 consolidated financial statements, that we have experienced recurring losses and have working capital deficit. The conditions, among others, raise substantial doubt about our ability to continue as a going concern.

RECENTLY ISSUED ACCOUNTING STANDARDS

We have adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or our results of operations.

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

Investments

We record our investment in Novint at cost and use the equity method of accounting to record our proportionate share of Novint’s net income or loss. The loss exceeded our basis in Novint during the year ended December 31, 2004 and the investment balance is carried at $0.  As a result of this, we did not record our proportionate share of equity in loss of investee for the three and six months ended June 30, 2008 and 2007.  Our share of loss not recorded amounted to approximately $76,000, and $138,000, respectively for the three and six months ended June 30, 2008. Our share of loss not recorded amounted to approximately $60,000, and $134,000, respectively for the three and six months ended June 30, 2007. We will continue to account for our investment under the equity method of accounting; however, we will record our proportionate share of net income only after we have recovered all losses in excess of our basis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Our evaluation, which was not done using the COSO framework, immediately revealed that there were material weaknesses primarily as a result of our lack of personnel and management did not prepare a written report. With only one full-time employee in general management, we realized that material weaknesses were unavoidable and hired outside professionals to assist us where possible. Without third-party specialists, our current disclosure controls and procedures are not effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and accumulated and communicated to our senior management, including our CEO, to allow timely decisions regarding required disclosures.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of June 30, 2008, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During April 2008 through June 2008, we sold 20,332,000 shares of common stock for approximately $407,000 from a private placement offering.  The proceeds from this offering are being used to pay for the companies operating costs and project development.

In January 2008, we issued 200,000 shares of common stock for past services to consultants for a total value of $12,000 or $0.06 per share.

In January 2008, we issued 925,926 shares of common stock, $50,000 in cash, and 53,191 shares of Novint common stock in satisfaction of past legal fees totaling $133,000.

In April 2008, we issued 250,000 shares of common stock for services to a consultant for a total value of $12,500 or $0.05 per share.

In April 2008, we issued 200,000 shares of common stock for services to a consultant for a total value of $10,000 or $0.05 per share.

In June 2008, we issued 15,000,000 shares of common stock for the acquisition of Metallicum, Inc. for a total value of $562,500 or $0.0375 per share.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of March, 2009.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer