Form 10-Q
period 2008-09-30
MANHATTAN SCIENTIFICS INC
filed 2009-03-26
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal quarter ended             September 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

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

There were 335,870,926 shares outstanding of registrant’s common stock, par value $.001 per share, as of October 31, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☑

TABLE OF CONTENTS

		Page

	PART I

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	1

	Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and September 30, 2007 and for the period from July 31, 1992 (Inception) through September 30, 2008	2

	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 and for the period from July 31, 1992 (Inception) through September 30, 2008	3

	Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	12

Item 3	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4	Controls and Procedures	16

	PART II

Item 1.	Legal Proceedings	17

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

PART I

ITEM 1.  FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2008 (unaudited)	December 31, 2007
Current assets:
Cash and cash equivalents	$662,000	$452,000
Prepaid expenses and other assets	7,000	44,000

Total current assets	669,000	496,000

Property and equipment, net	29,000	28,000
Investments	2,000	2,000
Goodwill	563,000	-
Patents, net of accumulated amortization of $2,042,000 and $1,886,000, respectively	38,000	194,000
Other asset	2,000	2,000

Total assets	$1,303,000	$722,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$511,000	$547,000
Accrued interest and expenses - related parties	247,000	220,000
Note payable to former officers and shareholder	996,000	995,000
Note payable – other	33,000	33,000

Total current liabilities	1,787,000	1,795,000

Commitments and Contingencies:

CAPITAL DEFICIT
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares; issued and outstanding – none	-	-
Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding	-	-
Series C convertible, redeemable, authorized 14,000 shares;
issued and outstanding – none	-	-
Common, authorized 500,000,000 shares, 335,870,926 and 318,545,000 shares issued, and outstanding, respectively	336,000	319,000
Additional paid-in-capital	50,772,000	49,109,000
Common stock to be issued, net of offering costs of $44,000	770,000	-
Deficit accumulated during the development stage	(52,362,000)	(50,501,000)

Total capital deficit	(484,000)	(1,073,000)

	$1,303,000	$722,000

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH SEPTEMBER 30,
	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$856,000

Operating costs and expenses:
General and administrative	238,000	340,000	1,722,000	1,662,000	44,457,000
Research and development	52,000	54,000	156,000	159,000	8,978,000
Impairment charge of certain patents	-	-	-	-	189,000

Total operating costs and expenses	290,000	394,000	1,878,000	1,821,000	53,624,000

Loss from operations before other income and expenses	(290,000)	(394,000)	(1,878,000)	(1,821,000)	(52,768,000)

Other income and expenses:
Gain from sale of equity interest	-	-	-	-	885,000
Gain on settlement of NMXS.com option	-	-	-	-	50,000
Gain on legal settlement	-	-	-	-	14,000
Proceeds from sale of NMX.com common stock	-	-	-	-	393,000
Gain from sale of Novint Technologies Inc. common stock	-	20,000	50,000	466,000	1,984,000
Gain on issuance of investor common stock	-	-	-	-	531,000
Contract revenue	-	-	-	-	3,741,000
Interest and other expenses	(13,000)	(15,000)	(38,000)	(45,000)	(1,120,000)
Interest income	1,000	2,000	5,000	4,000	189,000
Equity in losses of investees	-	-	-	-	(1,243,000)
Gain / (Loss) on disposal of equipment	-	-	-	-	(13,000)

NET LOSS	$(302,000)	$(387,000)	$(1,861,000)	$(1,396,000)	$(47,357,000)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares outstanding	335,161,687	250,000,000	325,948,975	226,490,675

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH SEPTEMBER 30,
	2008	2007	2008
CASH FLOWS (TO) FROM OPERATING ACTIVITIES:
Net loss	$(1,861,000)	$(1,396,000)	$(47,357,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of investments	(50,000)	(466,000)	(2,373,000)
Gain on settlement of NMXS.com option	-	-	(50,000)
Gain from sale of equity interest in Horizon	-	-	(885,000)
Gain on issuance of investee common stock	-	-	(531,000)
Common stock issued for services	23,000	707,000	7,964,000
Preferred stock issued for services	-	-	598,000
Stock options issued for services	1,034,000	110,000	11,072,000
Cashless stock option exercise	-	-	126,000
Warrants issued for services	-	-	2,556,000
Convertible note issued for services	-	2,000	108,000
Financing costs payable with common stock	-	-	191,000
Financing costs related to beneficial conversion feature of convertible notes	-	240,000	1,361,000
Loss of equity investee	-	-	1,207,000
Amortization of technology license	-	-	537,000
Amortization of patents	156,000	156,000	2,042,000
Loss on disposal of equipment	-	-	28,000
Writedown of acquisition price of Metallicum, Inc.	5,000	-	5,000
Impairment charge of certain patents	-	-	189,000
Impairment charge on property and equipment	-	-	8,000
Depreciation	-	1,000	1,127,000
Changes in:
Prepaid expenses and other assets	37,000	(11,000)	218,000
Accounts payable and accrued expenses	62,000	395,000	3,603,000
Accrued interest and expenses - related parties	27,000	(63,000)	247,000

Net cash (used in) provided by operating activities:	(567,000)	(325,000)	(18,009,000)

CASH FLOWS (TO) FROM INVESTING ACTIVITIES:

Purchase of equipment			(432,000)
Purchase of investment	-	-	(100,000)
Proceeds acquired from purchase of Metallicum, Inc.	7,000	-	7,000
Proceeds from sale of equipment	-	-	18,000
Proceeds from sale of equity interest			885,000
Proceeds from settlement of NMXS.com	-	-	50,000
Proceeds received from sale of investment	-	-	1,690,000

Net cash provided by (used in) investing activities	7,000	-	2,118,000

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH SEPTEMBER 30,
	2008	2007	2008
CASH FLOWS (TO) FROM FINANCING ACTIVITIES:
Purchase of treasury stock for retirement	-	-	(315,000)
Note payable to stockholders			2,374,000
Proceeds from convertible promissory notes	-	1,048,000	1,060,000
Proceeds from note payable – other	-	-	634,000
Repayment of note payable - other	-	-	(435,000)
Repayment of note payable to former officers	-	-	(530,000)
Net proceeds from issuance of preferred stock	-	-	3,569,000
Proceeds from issuance of common stock	814,000	-	10,385,000
Payment of offering costs in connection with issuance of common stock	(44,000)	-	(44,000)
Loan repayment to preferred stockholder	-	-	(148,000)
Capital lease payments	-	-	(13,000)
Return of security deposit			16,000
Net cash provided by (used in) financing activities	770,000	1,048,000	16,553,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	210,000	723,000	662,000
Cash and cash equivalents, beginning of period	452,000	149,000	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$662,000	$872,000	$662,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	-	-	111,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets contributed to company in exchange for Series A preferred stock	-	-	45,000
Issuance of 14,391,627 common shares to acquire intangible assets	-	-	15,000
Special distribution of 14,391,627 common shares to stockholder in settlement of stockholder advances	-	-	376,000
Issuance of 7,200,000 common shares to acquire intangible assets	-	-	1,440,000
Issuance of Series A preferred stock and warrants in settlement of note payable and accrued interest	-	-	1,830,000
Issuance of 1,000,000 common shares to acquire intangible assets	-	-	1,000,000
Issuance of 100,000 common shares to acquire furniture and fixtures	-	-	49,000
Issuance of 78,000 common shares in satisfaction of accrued expenses	-	-	15,000
Issuance of 10,500 common shares to acquire furniture and fixtures	-	-	40,000
Issuance of 1,400,00 common shares to acquire Teneo Computing	-	-	785,000
Issuance of 1,000,000 common shares to purchase 42% of Novint Technologies	-	-	561,000
Issuance of 641,274 common shares in satisfaction of note payable	-	-	48,000
Issuance of 3,180,552 common shares in satisfaction of accrued expenses	-	-	159,000
Issuance of 1,277,685 common shares in satisfaction of accrued expenses	-	-	83,000
Issuance of 795,324 common shares in settlement of note payable	-	-	45,000
Issuance of 1,184,220 common shares in satisfaction of accrued expenses	-	-	59,000
Issuance of 106,000,000 common shares for conversion of convertible notes	-	-	1,060,000
Issuance of 14,200,106 common shares in satisfaction of note payable	-	-	71,000
Issuance of 15,000,000 common shares for acquisition of Metallicum, Inc.	563,000	-	563,000
Issuance of 200,000 common shares in satisfaction of accrued expenses	12,000	-	12,000
Issuance of 925,926 common shares in satisfaction of accrued expenses	33,000	-	33,000
Issuance of 750,000 common shares in satisfaction of accrued expenses	16,000	-	16,000

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)
SEPTEMBER 30, 2008

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

Operating results for the three and nine months period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE B – GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at September 30, 2008, had an accumulated deficit of $52,362,000. For the nine months ended September 30, 2008, the Company sustained a net loss of $1,861,000. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.  Accordingly, the Company’s management will seek to raise capital financing either through debt or equity financing.  Subsequent to September 30, 2008, the Company sold an additional approximately $260,000 from a private placement offering, see Notes D and G for further discussions.

MANHATTAN SCIENTIFICS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)
SEPTEMBER 30, 2008

NOTE C – SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS

[1] PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its three wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.  As discussed in Note F, the Company acquired Metallicum, Inc. on June 12, 2008.  Consequently, the accompanying consolidated financial statements include the operating activities of Metallicum, Inc. from the June 12, 2008 (date of acquisition) through September 30, 2008.

[2] INTANGIBLE ASSETS:

Patents are recorded at cost of $2,080,000. Amortization is charged against results of operations using the straight-line method over the estimated economic useful life. Patents related to the mid-range fuel cell and the micro fuel cell technologies are estimated to have an economic useful life of 10 years.  Amortization expense was $52,000 and $156,000 for each of the three and nine months ended September 30, 2008, respectively, and $2,042,000 for the period from July 31, 1992 (inception) through September 30, 2008.  Amortization expense was $52,000 and $156,000 for each of the three and nine months ended September 30, 2007, respectively.

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

[4] INVESTMENTS

The Company records its investment in Novint Technologies, Inc. (“Novint”) at cost and uses the equity method of accounting to record its proportionate share of Novint's net income or loss. The loss exceeded the Company’s basis in Novint during the year ended December 31, 2004 and the investment balance is carried at $0.  As a result of this, the Company did not record its proportionate share of equity in loss of investee for the three and nine months ended September 30, 2008 and 2007.  The Company’s share of loss not recorded amounted to approximately $78,000, and $215,000, respectively for the three and nine months ended September 30, 2008. The Company’s share of loss not recorded amounted to approximately $100,000, and $288,000, respectively for the three and nine months ended September 30, 2007. The Company will continue to account for its investment under the equity method of accounting; however, it will record its proportionate share of net income only after it has recovered all losses in excess of its basis.  For the three and nine months ended September 30, 2008, the Company issued shares of Novint as payment of an accrued liability and has recorded a gain on sale of those shares of $-0- and $50,000, respectively.  For the three and nine month periods ending September 30, 2007, the Company recorded a gain of $20,000 and $466,000 on the sale and distribution of Novint common stock.  During the nine months ended September 30, 2007, the Company recorded gains of $77,000 from the distribution of 92,216 shares and recoded gains of $389,000 from the distribution of 523,750 shares as additional consideration in connection with the convertible debt financing, including a $20,000 gain on 30,000 shares in the third quarter of 2007.  As of September 30, 2008, the Company owned 1,075,648 shares of Novint common stock or approximately 3%.  The Company continued to account for its investment in Novint using the equity method since the Company exercises significant influence over Novint.

MANHATTAN SCIENTIFICS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)
SEPTEMBER 30, 2008

NOTE C – SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS (continued)

[5] BASIC AND DILUTED LOSS PER SHARE

Basic and diluted net loss per common share is presented in accordance with SFAS 128, "Earnings Per Share". Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the applicable reporting periods. The Company’s computation of dilutive net loss per share for the three and nine months ended September 30, 2008 and 2007 does not assume any exercise of options or warrants or shares issuable upon conversion of the series B preferred stock and common shares, respectively, as their effect is antidulutive.

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
SEPTEMBER 30, 2008

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

During April 2008 through September 2008, the Company sold 40,707,000 shares of common stock for approximately $814,000 from a private placement offering, see Note G for additional discussions. The private placement originally provided for the offer and sale of up to 50,000,000 unregistered shares of the Company’s common stock at a price of $0.02 per share, for an aggregate offering price of $1,000,000, and allowed the Company to accept or reject any oversubscription.  The shares sold in the private placement were not issued until February 2009.  As a result, the sale of these shares is recorded as common stock to be issued on the accompanying consolidated balance sheet as of September 30, 2008 net of offering costs totaling $44,000.

In September 2008, the Company issued 750,000 shares of common stock for accrued legal services for a total value of approximately $16,000, the value of the services performed.

NOTE E – NOTES PAYABLE TO FORMER OFFICERS AND SHAREHOLDER

As of September 30, 2008, the Company has loans payable of $450,000 and $545,000 payable to its former Chief Operating Officer and Chief Executive Officer, respectively. The loans bear interest at 5% per annum and were initially due December 31, 2002 and have been mutually extended and settled. There is also a $1,000 note payable to an officer of Metallicum.

MANHATTAN SCIENTIFICS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)
SEPTEMBER 30, 2008

NOTE F – PURCHASE OF METALLICUM, INC.

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

The following pro forma consolidated financial information are the results of operations for the three and nine months ended September, 2008 and 2007 as though the acquisition had been completed as of the beginning of the period being reported on:

	For the three months ended September 30, 2008
	Consolidated As Reported	Pro Forma Adjustments	Pro Forma Consolidated
Revenue	$-	$-	$-

Operating costs and expenses:
General and administrative	238,000	-	238,000
Research and development costs	52,000	-	52,000
Total operating costs and expenses	290,000	-	290,000
Loss from operations	(290,000)	-	(290,000)

Other income (expenses):	(12,000)	-	(12,000)

Net Loss	$(302,000)	$-	$(302,000)

Loss per share	$0.00	$0.00	$0.00

MANHATTAN SCIENTIFICS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)
SEPTEMBER 30, 2008

NOTE F – PURCHASE OF METALLICUM, INC (Continued)

	For the three months ended September 30, 2007
	Consolidated As Reported	Pro Forma Adjustments	Pro Forma Consolidated
Revenue	$-	$-	$-

Operating costs and expenses:
General and administrative	340,000	1,000	341,000
Research and development costs	54,000	-	54,000
Total operating costs and expenses	394,000	1,000	395,000
Loss from operations	(394,000)	(1,000)	(395,000)

Other income (expenses):	7,000	-	7,000

Net income (loss)	$(387,000)	$(1,000)	$(388,000)

Loss per share	$0.00	$0.00	$0.00

	For the nine months ended September 30, 2008
	Consolidated As Reported	Pro Forma Adjustments	Pro Forma Consolidated
Revenue	$-	$2,000	$2,000

Operating costs and expenses:
General and administrative	1,722,000	2,000	1,724,000
Research and development costs	156,000	3,000	159,000
Total operating costs and expenses	1,878,000	5,000	1,883,000
Loss from operations	(1,878,000)	(3,000)	(1,881,000)

Other income (expenses):	17,000	(1,000)	16,000

Net Loss	$(1,861,000)	$(4,000)	$(1,865,000)

Loss per share	$0.00	$0.00	$0.00

	For the nine months ended September 30, 2007
	Consolidated As Reported	Pro Forma Adjustments	Pro Forma Consolidated
Revenue	$-	$4,000	$4,000

Operating costs and expenses:
General and administrative	1,662,000	2,000	1,664,000
Research and development costs	159,000	3,000	162,000
Total operating costs and expenses	1,821,000	5,000	1,826,000
Loss from operations	(1,821,000)	(1,000)	(1,822,000)

Other income (expenses):	425,000	-	425,000

Net Loss	$(1,396,000)	$(1,000)	$(1,397,000)

Loss per share	$0.00	$0.00	$0.00

MANHATTAN SCIENTIFICS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)
SEPTEMBER 30, 2008

NOTE F – PURCHASE OF METALLICUM, INC (Continued)

The pro forma adjustments for the three and nine months ended September 30, 2008 and 2007 are the revenue and expense activities from January 1, 2008 through June 11, 2008 and January 1, 2007 through September 30, 2007 (activities prior to consummation of the purchase agreement).

The additional 15,000,000 shares payable to Metallicum will be accounted for as a performance based incentive which will be revalued at the end of each reporting period.

NOTE G – SUBSEQUENT EVENTS

In October 2008, the Company agreed to issue 400,000 shares of common stock to a consultant for services for a total value of $14,000 or $0.035 per share. These shares were issued in November 2008.

During October 2008 through January 2009, the Company sold an additional 12,950,000 shares of common stock for approximately $260,000 from a private placement offering having commenced in April 2008, see Note D. The private placement originally provided for the offer and sale of up to 50,000,000 unregistered shares of the Company’s common stock at a price of $0.02 per share, for an aggregate offering price of $1,000,000, and allowed the Company to accept or reject any oversubscription. The Company incurred offering costs totaling approximately $63,000 through December 31, 2008, all of which was paid in cash. In addition, 2,000,000 of the shares sold in this placement valued at $40,000 were issued as payment of legal services and no cash was received by the Company.  All of the shares sold in the private placement were issued in February 2009.

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

In February 2009, the Company issued 300,000 shares of common stock to a consultant for past services for a total value of $15,000 or $0.05 per share which had been included in accrued expenses at September 30, 2008.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007.

REVENUES. We had no revenues for the three and nine months ended September 30, 2008 and 2007.

EXPENSES:  The following chart summarizes our operating expenses and other income and expenses as described below:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Common stock issued for services	$-	$-	$23,000	$707,000
Options issued for services	-	-	1,034,000	110,000
Amortization of beneficial conversion feature	-	140,000	-	240,000
Other G&A expenses	238,000	200,000	665,000	605,000
Total G&A expenses	238,000	340,000	1,722,000	1,662,000
Research and development	52,000	54,000	156,000	159,000
Operating expenses	290,000	394,000	1,878,000	1,821,000

Gain on sale of Novint common stock	-	(20,000)	(50,000)	(466,000)
Net interest expense	12,000	13,000	33,000	41,000
Net loss	$302,000	$387,000	$1,861,000	$1,396,000

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $238,000 and $1,722,000 for the three and nine months ended September 30, 2008 versus general and administrative expenses of $340,000 and $1,662,000 for the three and nine months ended September 30, 2007, an overall decrease of $102,000 and an overall increase of $60,000, respectively.

General and administrative expenses were affected by common stock and options issued for services.  Excluding these items, general and administrative expenses, consisting of expenses for consultants, accounting and legal services, travel and miscellaneous expenses, remained stable.  Additionally, general and administrative costs in the second and third quarters of 2007 included costs related to the beneficial conversion feature of convertible notes.

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

NET LOSS. We reported a net loss of $302,000 and $1,861,000 for the three and nine months ended September 30, 2008, respectively, versus a net loss of $387,000 and $1,396,000 for the three and nine months ended September 30, 2007, respectively, an overall decrease in net loss of $85,000 and an overall increase in net loss of $465,000, respectively, principally resulting from the common stock and options issued for services discussed above and from gains on distribution of common stock held in Novint Technologies, Inc. (“Novint”).

For the three and nine months ended September 30, 2008, we issued zero and 53,211 shares of Novint as payment of an accrued liability and recorded a gain on sale of those shares of $-0- and $50,000, respectively.  During the nine months ended September 30, 2007, the Company recorded gains of $77,000 from the distribution of 92,216 shares and recoded gains of $389,000 from the distribution of 523,750 shares as additional consideration in connection with the convertible debt financing, including a $20,000 gain on 30,000 shares in the third quarter of 2007.

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

At September 30, 2008, our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, and 1,075,648 shares of common stock of Novint; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

We had an increase of $210,000 in cash and cash equivalents for the nine months ended September 30, 2008, as a result of $567,000 of cash used in operating activities offset by net proceeds from the issuance of common stock totaling $770,000 and $7,000 cash provided in the purchase of Metallicum.

For the nine months ended September 30, 2008, cash used in operating activities was $567,000 compared to $325,000 used in operating activities for the nine months ended September 30, 2007, an increase in cash used equal to $242,000, primarily as a result of:

•
an increase in the net loss (net of the non-cash gains on the sale of Novint in 2008 and 2007 and the 2007 non-cash financing costs related to the beneficial conversion feature of convertible notes) of $289,000;

•	lower amount of cash generated by changes in operating assets and liabilities equal to $195,000,
•	partially offset by the net effect of common stock and options issued for an increased amount of services in 2008 of $240,000.

Common stock and options to purchase common stock were issued for services valued at $1,057,000 for the nine months ended September 30, 2008 and $817,000 for the nine months ended September 30, 2007.

Stockholders’ equity totaled a deficit of $484,000 on September 30, 2008 and the working capital was a deficit of $1,118,000 on such date.

We do not expect any significant change in the total number of employees in the near future. We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next 12 months, although we have no agreements regarding any such technologies as of the date hereof.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of September 30, 2008, we had $662,000 in cash. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, borrowing as appropriate, and our cash on hand. However, we do not know if those resources will be adequate to cover our capital requirements.

During April 2008 through September 2008, we sold 40,707,000 shares of common stock for approximately $814,000 from a private placement offering.  As part of the same private placement offering, during October 2008 through January 2009, we sold approximately $260,000 at a price of $0.02 per share.  The private placement originally provided for the offer and sale of up to 50,000,000 unregistered shares of our common stock at a price of $0.02 per share, for an aggregate offering price of $1,000,000, and allowed us to accept or reject any oversubscription.

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

Investments

We record our investment in Novint at cost and use the equity method of accounting to record our proportionate share of Novint’s net income or loss. The loss exceeded our basis in Novint during the year ended December 31, 2004 and the investment balance is carried at $0.  As a result of this, we did not record our proportionate share of equity in loss of investee for the three and nine months ended September 30, 2008 and 2007.  Our share of loss not recorded amounted to approximately $78,000, and $215,000, respectively for the three and nine months ended September 30, 2008. Our share of loss not recorded amounted to approximately $100,000, and $288,000, respectively for the three and nine months ended September 30, 2007. We will continue to account for our investment under the equity method of accounting; however, we will record our proportionate share of net income only after we have recovered all losses in excess of our basis.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of September 30, 2008, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During April 2008 through September 2008, we sold 40,707,000 shares of common stock for approximately $814,000 from a private placement offering.  The proceeds from this offering are being used to pay for the companies operating costs and project development.

In September 2008, the Company issued 750,000 shares of common stock for accrued legal services for a total value of approximately $16,000, the value of the services performed.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of March, 2009.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer