Form 10-K
period 2008-12-31
MANHATTAN SCIENTIFICS INC
filed 2009-05-06
CIK 1099132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Common Stock, $0.001 par value
 (Title of Class)

Indicate by check mark if the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ] No [X]

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [   ] No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B (§229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller-reporting company [X]

Indicate by check mark whether the issuer is a shell company (a defined in Rule 12b-2 of the Act) Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2008 was $8,751,708.  For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of March 10, 2009 there were 393,227,926 shares of common stock of the issuer issued and outstanding.

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

In the recent past, we have worked to develop and commercialize three technologies:

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

Since our technologies are still in their development phase, we have generated only limited revenues. As such, the need for operating and acquisition capital is a continuous concern requiring the ongoing efforts of our management. We are not a large capital-user but have raised since our reverse merger in January 1998 approximately $18 million in capital from notes payable to stockholders, proceeds from convertible notes and net proceeds from common stock and preferred stock.  Our management intends to work diligently to raise capital on an as needed basis through private placements, registered public offerings, debt, and/or other financing vehicles.  During April 2008 through January 2009, we sold approximately $1,100,000 from a private placement offering.  The private placement originally provided for the offer and sale of up to 50,000,000 unregistered shares of our common stock at a price of $0.02 per share, for an aggregate offering price of $1,000,000, and allowed us to accept or reject any oversubscription.

One of our most significant assets is the shares of common stock we own in Novint Technologies, Inc. (“Novint”).  We have used our Novint common stock to help raise capital and to fund operations.  During the year ended December 31, 2008, we issued 53,211 shares of Novint as payment of an accrued liability and recorded a gain on sale of those shares of $50,000.  During the year ended December 31, 2007, we distributed 92,216 shares of Novint as payment of $77,000 of a note payable due to a former officer, and issued 530,000 shares of Novint related to the issuance of convertible debt.  As of December 31, 2008, we owned 1,075,648 shares of Novint common stock.

We utilize the intellectual property sale/licensing model, and not a production model, though management is opportunistic and is open to explore all methods leading to commercializing our technologies. We intend to consider all appropriate avenues for the commercialization of our technologies.

OUR TECHNOLOGIES

1. ADVANCED MATERIALS (METALLICUM, INC.)

In June 2008, we acquired Metallicum, Inc. (“Metallicum”) and its licensed patented technology.  We entered into a stock purchase agreement with Metallicum, Inc. to acquire all of the outstanding capital in exchange for 15,000,000 shares of our common stock.  An additional 15,000,000 shares of our common stock will be payable to Metallicum in the event of meeting certain milestones.

Metallicum is a nanotechnology start-up company located in Santa Fe, New Mexico. Metallicum has focused on the development and manufacture of nanostructured metals for medical implants and other applications.  Metallicum intends to establish manufacturing partner relationships with major Fortune 500 metals companies and strategic partnering with significant customers in the medical device & prosthetics industries as well as in auto, truck, & aircraft manufacturing industries. Metallicum’s initial products include noaostructured bulk metals and alloys in the form of rod, bar, wire and foil.

We purchased Metallicum to acquire its licensed rights to patented technology.  The technology is comprised of three US Patents (US Patent numbers 7152448, 6197129 and 6399215) for which Metallicum (subsequently, Manhattan) had been assigned an exclusive license rights by Los Alamos National Security LLC (LANL).  Under the license rights, Metallicum had all rights, title and interest throughout the world in and to any and all inventions, original works of authorship, developments, concepts, know-how, improvements on the patents or trade secrets whether or not patentable or registerable under copyright or similar laws.

In January 2009, we entered into a patent license agreement with Los Alamos National Security, LLC for the exclusive licensing use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. Pursuant to such agreement we provided a non-refundable fee and 2,000,000 shares of our common stock. Additionally, we are required to pay an annual license fee starting in February 2010 and royalties on future net sales.

The technology is expected to trim thousands of pounds from airplanes and hundreds of pounds from cars without sacrificing structural strength or adding significant cost.  The nanostructured metals also have wide implications for use in the medical device and prosthetics industries including dental implants, replacements for hips, shoulders, knees and cardio vascular stents.  In December 2008, a manufacturing joint venture partner in Albuquerque, N.M. received U.S. Food and Drug Administration 510(k) clearance to market nanostructued titanium metal dental implants using our technology. This clearance positions us closer to our goal of commercializing our technology for nanostructured metals.  We are in talks with many of the key manufacturers of dental implants and have signed material testing agreements with several manufacturers.

2. FUEL CELL TECHNOLOGIES

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

As a result of our shortage of capital, however, no additional investment or further resulting progress was made with micro-fuel cell technology during 2007 or 2008.  Although, this technology still has a residual value, we have chosen to focus our limited resources on other technologies.

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

As a result of our shortage of capital, however, no additional investment or further resulting progress was made with mid-range fuel cell technology during 2007 or 2008.  Although, this technology still has a residual value, we have chosen to focus our limited resources on other technologies.

3. HAPTICS "TOUCH AND FEEL" INTERNET APPLICATIONS

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

ADVANCED MATERIALS

Our business model is based on licensing its technology to customers such as metals manufacturers. Although competing commercial products are provided by existing specialty metals companies, the only competing processes for creating nanostructured metals are either limited to producing thin films or cannot be economically scaled.  Metallicum does not yet face direct competition, but expects competition will emerge by 2010.

FUEL CELLS

In the last few years there has been a much greater interest in using fuel cells as an energy source for practical, lower powered applications such as automobiles and portable electronic devices. In addition, many automotive companies have indicated they will contribute several hundred million dollars as part of a global alliance with other entities to develop automotive engines powered by fuel cells.  By reason of the innovative nature of the technologies we are developing, and the yet unproven markets for such technologies, the markets in which we compete may have barriers to entry. These include the perception of fuel cell technologies in general by the investment community, the costs associated with creating the infrastructure necessary for delivery of hydrogen and other fuels, and the general condition of the economy. There are others working toward similar objectives in order to penetrate these markets and we anticipate additional companies will pursue the same goals. Those whose efforts we are aware of include, without limitation, Medis Technologies, MTI Micro, Samsung, Toshiba, and Smart Fuel Cells in the area of micro fuel cells; and Ballard (now our licensee), Prononex Technologies and Plug Power, Inc. in the area of mid-range fuel cells.

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

Patents are recorded at cost of $2,080,000. Amortization is charged against results of operations using the straight-line method over the estimated economic useful life. The patents were fully amortized at the end of the fiscal year ending December 31, 2008.  Amortization Expense recorded for our patents is shown as Research and Development Expense within the Consolidated Statement of Operations.

Intellectual property is recorded at cost of $290,000 and consists of an exclusive license on two patents and a non-exclusive license on the third regarding nanostructured materials and various trade secrets regarding the manufacturing of these materials. Amortization of intellectual property is charged against results of operations using the straight line method over its estimated economic useful life.  The intellectual property related to the patents licenses and nanotechnology developed by Metallicum, Inc., is estimated to have a useful life of 10 years.  Manhattan Scientifics, Inc. directly acquired the patent licenses during 2009.  Amortization expense was $15,000 for the year ended December 31, 2008.

Research and development costs are expensed as incurred and amounted to $4,000 and $2,000 for the years ended December 31, 2008 and 2007, respectively.

SALES AND MARKETING

Although our technologies presently are in the development stage, we are engaged in an early commercialization program intended to facilitate the transition from development to licensing, manufacturing and/or sale. This program consists of preliminary dialogues with potential strategic partners, investors, manufacturers, potential licensees and/or purchasers.

EMPLOYEES

As of December 31, 2008, we had one full-time employee in general management. We do not expect any significant change in the total number of employees in the near future. Most of our research and development work has been performed by employees of our various research and development independent contractors (see below). We have historically indirectly funded the salaries of these individuals through our contract research and development payments to their employers. Although not technically our employees, we have considered these individuals to be an integral part of our research and development team.  None of our employees or contractors is members of any union or collective bargaining organization. We consider our relationships with our employee and our independent contractor employees to be good.

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

OUR MANAGEMENT IS ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER ALL MATTERS REQUIRING SHAREHOLDER APPROVAL.

Our existing directors and executive officers are the beneficial owners of approximately 28% of the outstanding shares of common stock, excluding stock options. As a result, our existing directors, executive officers, principal shareholders and their respective affiliates, if acting together, would be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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

As of December 31, 2008, our certificate of incorporation, as amended, authorizes us to issue 500,000,000 shares of common stock. If we are not able to increase our authorized capital, we may not be able to raise additional funds or pay service providers which could be harmful to our business or cause us to cease operations altogether.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. DESCRIPTION OF PROPERTIES

Our principal executive office is at 405 Lexington Avenue, 32nd Floor, New York, New York, 10174. We lease approximately 300 square feet of office space on a month-to-month basis. The aggregate annual rent for this office space was $6,000 in 2008.  We believe our facilities are adequate for our current and planned business operations.

ITEM 3. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of December 31, 2008, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements other than the litigation described above which was subsequently settled.

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

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Starting on May 8, 2007, our Common Stock began trading and, currently trades, on the Over the Counter Pink Sheets under the symbol “MHTX.PK” after being removed from trading on NASDAQ's Over-The-Counter Bulletin Board under the symbol "MHTX.OB".  The following table sets forth for the periods indicated, the high and low per share bid information for our common stock for the fiscal years ended December 31, 2006, December 31, 2007 and December 31, 2008, as reported by www.nasdaq.com. Such high and low bid information reflects inter-dealer quotes, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

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

As of December 31, 2008, we had 648 registered shareholders and 336,270,926 shares of Common Stock issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the past two years, we have issued unregistered securities in the following transactions in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933:

2008

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

In June 2008, we issued 15,000,000 shares of common stock for the acquisition of Metallicum, Inc. for a total value of $305,000 or $0.02 per share..

In September 2008, we issued 750,000 shares of common stock for accrued legal services for a total value of approximately $16,000, the value of the services performed.

In October 2008, we agreed to issue 400,000 shares of common stock to a consultant for services for a total value of $14,000 or $0.035 per share. These shares were issued in November 2008.

During April 2008 through January 2009, we sold approximately $1,100,000 from a private placement offering.  The private placement originally provided for the offer and sale of up to 50,000,000 unregistered shares of our common stock at a price of $0.02 per share, for an aggregate offering price of $1,000,000, and allowed us to accept or reject any oversubscription.  The shares sold in the private placement were not issued until February 2009.  As a result, the sale of these shares is recorded as common stock on the accompanying consolidated balance sheet as of December 31, 2008 net of offering costs totaling $46,000.

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

Securities Authorized for Issuance under Equity Incentive Plans

In 2000, our Board of Directors adopted the 2000 Equity Incentive Plan (the "2000 Plan"). The 2000 Plan authorizes the issuance of options, right to purchase Common Stock and stock bonuses to officers, employees, directors and consultants. We reserved 30,000,000 shares of our Common Stock for awards to be made under the 2000 Plan and registered the following:

•

September 14, 2001, we filed a registration statement on Form S-8 to register 900,000 of these shares.

•

November 19, 2001, we registered 550,000 shares of our common stock for issuance under the 2000 Plan.

•

January 30, 2002, we registered an additional 975,000 shares of our common stock for issuance under the 2000 Plan.

•

March 22, 2002, we registered an additional 925,000 shares of our common stock for issuance under the 2000 Plan.

•

July 12, 2002, we registered an additional 990,000 shares of our common stock for issuance under the 2000 Plan.

•

January 17, 2003, we registered an additional 8,000,000 of our common stock for issuance under the 2000 Plan.

The 2000 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2000 Plan allows for the issuance of incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2000 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2000 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2000 Plan available for grant at December 31, 2008 was 25,281,000.

In November 2004, our Board of Directors adopted the 2004 Consultant Stock Plan (the "2004 Plan"). The purpose of this 2004 Consultant Stock Plan is to advance our interests by helping us obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock. We reserved 2,000,000 shares of our Common Stock for awards to be made under the 2004 Plan. We filed a registration statement on Form S-8 with the SEC on November 26, 2004 to register the shares underlying the 2004 plan. The 2004 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee, or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2004 Plan. The number of shares under the 2004 Plan available for grant at December 31, 2008 was 500,000.

On May 9, 2005, our Board of Directors adopted the 2005 Equity Compensation Plan (the "2005 Plan"). The purpose of this Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success, by offering them an opportunity to participate in the our future performance through awards of Options, the right to purchase Common Stock and Stock Bonuses. We reserved 10,000,000 shares of our Common Stock for awards to be made under the 2005 Plan. The 2005 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee, or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2005 Plan. We filed a registration statement on Form S-8 with the SEC on June 8, 2005 to register the shares underlying the 2005 plan. The number of shares under the 2005 Plan available for grant at December 31, 2008 was 4,868,763.

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2008 the most recently completed fiscal year.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	–	–	30,649,763
Total	-	-	30,649,763

Exercise prices and weighted-average contractual lives of stock options outstanding as of December 31, 2008 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01	28,000,000	8.68	0.013	28,000,000	0.01
0.02	1,800,000	4.68	0.020	1,800,000	0.02
0.05	2,625,000	1.65	0.050	2,625,000	0.05
0.05	1,000,000	6.58	0.055	1,000,000	0.05
0.20	5,760,000	0.71	0.200	5,760,000	0.20
0.39	250,000	3.98	0.390	250,000	0.39
1.25	200,000	3.98	1.250	200,000	1.25
2.25	110,000	2.46	2.250	110,000	2.25
2.40	500,000	2.33	2.400	500,000	2.40

All options we issued through December 31, 2008 vested within ninety days from the date of grant and expire at various dates during 2008 through 2017.

We issued the following warrants at the corresponding weighted average exercise price as of December 31, 2008.

Date	Number of Warrants	Exercise Price	Contractual Life	Number of Shares Exercisable
October 11, 2007	3,200,000.01		10 years	3,200,000
November 9, 2007	800,000.01		10 years	800,000
	4,000,000			4,000,000

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

As of December 31, 2008, we had an accumulated deficit since inception, from July 31, 1992, of $52,643,000. Included in this accumulated loss are charges amounting to approximately $22,331,000 relating to the issuance of equity instruments for services. We expect operating losses to continue for the foreseeable future because we will be continuing to fund research and development efforts as well as general and administrative expenses.

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

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007.

REVENUES. We had no revenues for the years ended December 31, 2008 and 2007.

EXPENSES:  The following chart summarizes our operating expenses and other income and expenses as described below:

	Year ended December 31,
	2008	2007
Common stock issued for services	57,000	828,000
Options issued for services	1,034,000	197,000
Amortization of beneficial conversion feature	-	1,361,000
Other G&A expenses	861,000	847,000
Total G&A expenses	1,952,000	3,233,000
Research and development	198,000	210,000
Operating expenses	2,150,000	3,443,000
Other income	-	(14,000)
Gain on sale of Novint common stock	(50,000)	(470,000)
Net interest expense	42,000	55,000
Net loss	2,142,000	3,014,000

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,952,000 for the year ended December 31, 2008 versus general and administrative expenses of $3,233,000 for the year ended December 31, 2007, an overall decrease of $1,281,000.

General and administrative expenses were affected by common stock and options issued for services.  Excluding these items, general and administrative expenses, consisting of expenses for consultants, accounting and legal services, travel and miscellaneous expenses, remained stable.  Additionally, general and administrative costs in 2007 included costs related to the beneficial conversion feature of convertible notes.

During the year ended December 31, 2008, the Company issued 1,600,000 shares of common stock for services for a total value of $57,000.

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

In the fourth quarter of 2007, we issued 4,200,000 shares of common stock for services to an individual with a value of $60,900 based upon the fair value of the shares issued and issued 1,000,000 shares of common stock to an individual for services with a value of $30,000 based upon the fair value of the shares issued and issued 1,000,000 shares of common stock to an individual for services to be provided with a value of $30,000 based upon the fair value of the shares issued.  In the second quarter of 2007, we issued 35,350,317 shares of common stock to various individuals for services with values totaling $707,000 based upon the fair value of the shares issued.

In the fourth quarter of 2007, we granted warrants for 3,200,000 shares of common stock with an exercise price of $0.013 to various individuals for past services.  The value of these warrants totaled $36,444 which were valued using the Black-Scholes option pricing model based upon the following assumptions: stock price of $0.013 at grant date; 5 year term; volatility of 135%; and discount rate of 4.50%.  We also granted in the fourth quarter an officer a warrant for 800,000 shares of common stock with an exercise price of $0.013.  The value of this warrant totaled $49,768 which was valued using the Black-Scholes option pricing model based upon the following assumptions: stock price of $0.065 at grant date; 5 year term; volatility of 142%; and discount rate of 4.50%.

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

In the fourth quarter of 2007, we issued 106,000,000 shares of common stock related to the conversion of convertible debt previously issued during 2007.  The convertible debt converted totaled $1,060,000 at which time the entire debt discount of $1,361,000 had been expensed.

NET LOSS. We reported a net loss of $2,142,000 for the year ended December 31, 2008 versus a net loss of $3,014,000 for the year ended December 31, 2007, respectively, an overall decrease in net loss of $872,000, principally resulting from the common stock and options issued for services discussed above partially offset by gains in 2007 on distribution of common stock we held in Novint Technologies, Inc. (“Novint”).

For the years ended December 31, 2008 and 2007, we issued 53,191 and 622,216 shares of Novint as payment of accrued liabilities and related to convertible promissory notes issued during 2007 and recorded a gain on sale of those shares of $50,000 and $470,000, respectively.

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

At December 31, 2008, our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, and 1,075,648 shares of common stock of Novint; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

We had an increase of $115,000 in cash and cash equivalents for the year ended December 31, 2008, as a result of $700,000 of cash used in operating activities offsetting net proceeds from the issuance of common stock totaling $808,000 and $7,000 cash provided in the purchase of Metallicum.

For the year ended December 31, 2008, cash used in operating activities was $700,000 compared to $537,000 used in operating activities for the year ended December 31, 2007, the increase in cash used, equal to $163,000, primarily as a result of:

•

an increase in the net loss (net of the non-cash gains on the sale of Novint in 2008 and 2007 and the 2007 non-cash financing costs related to the beneficial conversion feature of convertible notes) of $69,000;

•

plus a lower amount of cash generated by changes in operating assets and liabilities in 2008 equal to $162,000,

•

partially offset by the net effect of common stock and options issued for an increased amount of services in 2008 of $66,000.

Common stock and options to purchase common stock were issued for services valued at $1,091,000 for the year ended December 31, 2008 and $1,025,000 for the year ended December 31, 2007.

Stockholders’ equity totaled a deficit of $842,000 on December 31, 2008 and the working capital was a deficit of $1,165,000 on such date.

We do not expect any significant change in the total number of employees in the near future. We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next 12 months, although we have no agreements regarding any such technologies as of the date hereof.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of December 31, 2008, we had $567,000 in cash. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, borrowing as appropriate, and our cash on hand. However, we do not know if those resources will be adequate to cover our capital requirements.

During April 2008 through December 2008, we sold 42,707,000 shares of common stock for approximately $850,000 from a private placement offering.  The private placement originally provided for the offer and sale of up to 50,000,000 unregistered shares of our common stock at a price of $0.02 per share, for an aggregate offering price of $1,000,000, and allowed us to accept or reject any oversubscription.   We incurred offering costs totaling approximately $46,000 which was paid in cash.  Additionally, we issued 750,000 shares of common stock for legal services rendered as part of the private placement with a total value of approximately $16,000.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations - Revised 2007”. SFAS 141 (R) provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in our financial reports about a business combination and its effects. SFAS 141R applies to business combinations where is the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 141 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We are currently evaluating the effect of this pronouncement on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early adoption is permitted.  At December 31, 2008, we did not have any derivative instruments or hedging activities. Management is aware of the requirements of SFAS 161 and will disclose when appropriate.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411.  We do not expect the adoption of SFAS 162 will have a material impact on our financial condition or results of operation.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  We do not expect the adoption of SFAS 163 will have a material impact on our financial condition or results of operation.

In November 2008, the FASB ratified the Emerging Issues Task Force (EITF) consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6) which addresses certain effects of SFAS Nos. 141R and 160 on an entity’s accounting for equity-method investments. The consensus indicates, among other things, that transaction costs for an investment should be included in the cost of the equity-method investment (and not expensed) and shares subsequently issued by the equity-method investee that reduce the investor’s ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings. EITF 08-6 is effective of us for transactions occurring after December 31, 2008.. Company has not determined the impact that this standard would have on the consolidated financial statements.

In November 2008, the FASB ratified the EITF consensus on Issue No. 08-7, “Accounting for Defensive Intangible Assets” (EITF 08-7). The consensus addresses the accounting for an intangible asset acquired in a business combination or asset acquisition that an entity does not intend to use or intends to hold to prevent others from obtaining access (a defensive intangible asset). Under EITF 08-7, a defensive intangible asset would need to be accounted as a separate unit of accounting and would be assigned a useful life based on the period over which the asset diminishes in value. EITF 08-6 is effective for us for transactions occurring after December 31, 2008. We have not determined the impact that this standard would have on the consolidated financial statements.

In January 2009, the FASB issued FSP No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (FSP No. EITF 99-20-1). This FSP provided additional guidance with respect to how entities determine whether an “other-than-temporary impairment” (OTTI) exists for certain beneficial interests in a securitized transaction, such as asset-backed securities and mortgage-backed securities, that (1) do not have a high quality rating or (2) can be contractually prepaid or otherwise settled such that the holder would not recover substantially all of its investment. FSP No. EITF 99-20-1 amended EITF Issue No. 99-20 to more closely align its OTTI guidance with that of SFAS No. 115, “Accounting for Certain Investment in Debt and Equity Securities.” This FSP was effective for us prospectively beginning October 1, 2008. We considered this FSP’s additional interpretation of EITF Issue No. 99-20 when classifying respective additional impairments as “temporary” or “other-than-temporary” beginning with the fourth quarter of 2008. This FSP had no material impact on such classifications.

GOING CONCERN

Our independent registered public accounting firms have stated in their audit report on our December 31, 2008 and 2007 consolidated financial statements, that we have experienced recurring losses and have working capital deficit. The conditions, among others, raise substantial doubt about our ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A significant estimate includes the carrying value of our patents, fair value of our common stock, assumptions used in calculating the value of stock options, depreciation and amortization.

Impairment of Long-Lived Assets:

We assess the impairment of our long-lived assets periodically in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for the Impairment and Disposal of Long-Lived Assets". Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable, we will compare undiscounted net cash flows estimated to be generated by those assets to the carrying amount of those assets. When these undiscounted cash flows are less than the carrying amounts of the assets, we will record impairment losses to write the asset down to fair value, measured by the discounted estimated net future cash flows expected to be generated from the assets. To date there has been no impairment.

Investments

Patents

Intangible assets consist of patent licensing costs incurred to date. Patents consist of mid-range fuel cell and the micro fuel cell technologies that are being amortized using the straight-line method over the estimated economic useful life of 10 years. We have capitalized $2,080,000 in patent licensing costs as of December 31, 2008. Amortization expense charged to operations was $194,000 and $208,000 for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008 these parents were fully amortized.

License Agreements

In 2008,  we obtained licenses to the rights of certain patents regarding nano-structured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represents its fair value.  We obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At December 31, 2008, accumulated amortization was $15,000. Under the terms of the agreement, we may be required to pay royalties, as defined, to the licensors.

Investments

Available-for-Sale Investments

Investments that we designate as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). We determine the cost of the investment sold based on the specific identification method. Our available-for-sale investments include Marketable equity securities.  We acquire these equity investments for the promotion of business and strategic objectives. We record  the realized gains or losses on the sale or exchange of marketable equity securities in gains (losses) on other equity investments, net

Convertible Notes Payable:

During 2007, we have issued convertible debt securities with non-detachable conversion features. The values assigned to the warrants and embedded conversion feature of the Debentures followed the guidance of the EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” of the FASB’s Emerging Issues Task Force. The debt discount associated with the Warrants and embedded conversion feature is amortized to interest expense over the life of the Debenture or upon earlier conversion of the Debenture using the effective yield method.

18

Stock-Based Compensation:

On January 1, 2006, we adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletins No. 107 and 110 (“SAB 107” and “SAB 110”) relating to SFAS 123(R). We have applied the provisions of SAB 107 and SAB 110 in our adoption of SFAS 123(R). We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning in 2006. Our financial statements as of and for the year ended December 31, 2008 and 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method,  Our financial statements for prior periods do not include the impact of SFAS 123(R).

The estimated fair value of grants of stock options and warrants to our nonemployees is charged to expense, if applicable, in the financial statements. These options vest in the same manner as the employee options granted under each of the option plans as described above. As of December 31, 2008 and 2007, we recorded compensation/service expense of $1,034,000 and $197,000, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

19

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2-3
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2008 AND 2007	F-4
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND FOR THE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH DECEMBER 31, 2008	F-5
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIODS FROM JULY 31, 1992 (INCEPTION) THROUGH DECEMBER 31, 2008	F-6
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND FOR THE PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH DECEMBER 31, 2008	F-15
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders

Manhattan Scientifics, Inc.

New York, New York

We have audited the accompanying balance sheet of Manhattan Scientifics, Inc. (a development stage enterprise) (the “Company”) as of December 31, 2008, and the related statement of operations, stockholders’ deficit, and cash flows for year ended December 31, 2008. The financial statements for the period from inception (July 31, 1992 to December 31, 2007) were audited by other auditors whose reports included an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern.  The financial statements for the period from inception (July 31, 1992 to December 31, 2007) include total revenues and net loss of $856,000 and $45,496,000, respectively. Our opinion on the statements of operations, stockholders’ deficit and cash flows for the period from inception (July 31, 1992 to December 31, 2008), insofar as it relates to amounts for prior periods through December 31, 2007, is based solely on the report of the other auditors.  Manhattan Scientifics, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manhattan Scientifics, Inc. as of December 31, 2008 and the results of its operations and its cash flows for year ended December 31, 2008, and for the period from inception (July 31, 1992 to December 31, 2008) in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has experienced recurring losses and negative cash flows from operations and has both a working capital and a stockholders’ deficit at December 31, 2008, that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PMB Helin Donovan

San Francisco, CA

May 4, 2009

AJ. ROBBINS, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
216 SIXTEENTH STREET
SUITE 600
DENVER, COLORADO 80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Manhattan Scientifics, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Manhattan Scientifics, Inc. (a development stage enterprise) (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders' equity (capital deficit), and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manhattan Scientifics, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced recurring losses and negative cash flows from operations and has both a working capital and a capital deficit at December 31, 2007, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might results from the outcome of this uncertainty.

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado

January 29, 2009

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$567,000	452,000
Investments-available for sale	129,000	-
Prepaid expenses and other assets	-	44,000

Total current assets	696,000	496,000

Investments	2,000	2,000
Intellectual property, net	290,000	-
Patents, net of accumulated amortization of $2,080,000 and $1,886,000, respectively	-	194,000
Other asset	31,000	30,000

Total assets	$1,019,000	722,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$281,000	364,000
Accrued interest and expenses - related parties	552,000	403,000
Note payable to related party	545,000	545,000
Note payable to former officers	450,000	450,000
Convertible note payable - other	33,000	33,000

Total current liabilities	1,861,000	1,795,000

Commitments and Contingencies:

STOCKHOLDER’S DEFICIT
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares; issued and outstanding - none	-	-
Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding	-	-
Series C convertible, redeemable, authorized 14,000 shares;
issued and outstanding - none	-	-
Common, authorized 500,000,000 shares, 378,977,926 and 318,545,000 shares issued, and outstanding, respectively	379,726	319,000
Additional paid-in-capital	51,292,274	49,109,000
Other accumulated comprehensive income	129,000	-
Deficit accumulated during the development stage	(52,643,000)	(50,501,000)

Total Stockholder’s deficit	(842,000)	(1,073,000)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$1,019,000	722,000

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

			PERIOD FROM
			JULY 31, 1992
	YEAR ENDED		(INCEPTION)
	DECEMBER 31,		THROUGH
	2008	2007	December 31, 2008

Revenue	$ -	$ - -	$ 856,000

Operating costs and expenses:
General and administrative	1,952,000	3,233,000	44,687,000
Research and development	198,000	210,000	9,020,000
Impairment charge of certain patents	-	-	189,000

Total operating costs and expenses	2,150,000	3,443,000	53,896,000

Loss from operations before other income and expenses	(2,150,000)	(3,443,000)	(53,040,000)

Other income and expenses:
Gain from sale of equity interest	-	-	885,000
Gain on settlement of NMXS.com option	-	-	50,000
Gain on legal settlement	-	14,000	14,000
Proceeds from sale of NMXS.com common stock	-	-	393,000
Gain from sale of Novint Technologies Inc. common stock	50,000	470,000	1,984,000
Gain on issuance of investor common stock	-	-	531,000
Contract revenue	-	-	3,741,000
Interest and other expenses	(50,000)	(61,000)	(1,132,000)
Interest income	8,000	6,000	192,000
Equity in losses of investees	-	-	(1,243,000)
Gain / (loss) on disposal of equipment	-	-	(13,000)

NET LOSS	(2,142,000)	(3,014,000)	(47,638,000)

Other comprehensive income
Unrealized gain on available for sale investments	129,000	-	129,000

OTHER COMPREHENSIVE LOSS	$ (2,013,000)	$ (3,014,000)	(47,509,000)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares outstanding	328,469,378	249,567,399

Basic and diluted loss per common share	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDARIES

(a development stage enterprise)

Consolidated Statements of Stockholders’ Equity ( Deficit)

For the Cumulative Period from July 31, 1992 (Inception) Through December 31, 2007

	Series A Preferred Stock	Preferred Stock $.001 Par Value Series B Shares Amount		Preferred Stock $.001 Par Value Series C Shares Amount		Common Stock $.001 Par Value Shares Amount		Additional Paid-in Capital	Deferred Comp.	Amounts Receivable From Stockholders	Other accumulated comprehensive income	Deficit Accumulated During the Develop. Stage	Treasury Stock	Total
Initial issuance of shares to founders on contribution of intangible assets at historic cost basis	$ -	-	$ -	-	$ -	14,391,627	$ $14,500	$ 500	$ -	$ -	$ -	$ -	$ -	$ 15,000
Additional founders' contribution								40,000		(40,000)				-
Issuance of 1,037,000 shares of Series A preferred stock, net of issuance costs	10,000							1,020,000		(286,000)				744,000
Net loss												$(543,000)		(543,000)

Balance, March 31, 1993	10,000					14,391,627	14,500	1,060,500		(326,000)		(543,000)		216,000

Issuance of shares to investor at approximately $.21 per share						14,391,627	14,500	2,985,500						3,000,000
Issuance of shares on exercise of options						479,720	1,000	49,000						50,000
Services performed in exchange for Series A preferred stock issued in fiscal 1993										127,000				127,000
Net loss												(2,292,000)		(2,292,000)

Balance, March 31, 1994	10,000					29,262,974	30,000	4,095,000		(199,000)		(2,835,000)		1,101,000

Services performed for Series A preferred stock issued in fiscal 1993										159,000				159,000
Issuance of shares at approximately $.52 per share						345,399		182,000						182,000
Net loss												(2,250,000)		(2,250,000)

Balance, December 31, 1994	10,000					29,608,373	30,000	4,277,000		(40,000)		(5,085,000)		(808,000)

Issuance of 163,000 shares of Series A preferred stock	2,000							161,000						163,000
Write-off of amounts receivable from stockholders								(40,000)		40,000				-
Net loss												(972,000)		(972,000)

Balance, December 31, 1995	12,000					29,608,373	30,000	4,398,000		-		(6,057,000)		(1,617,000)

Issuance of shares upon exercise of option for $15,000						14,391,627	14,000	1,000						15,000
Net loss												(284,000)		(284,000)

Balance, December 31, 1996	12,000					44,000,000	44,000	4,399,000		-		(6,341,000)		(1,886,000)

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDARIES

(a development stage enterprise)

Consolidated Statements of Stockholders’ Equity ( Deficit)

For the Cumulative Period from July 31, 1992 (Inception) Through December 31, 2007

	Series A Preferred Stock	Preferred Stock $.001 Par Value Series B Shares Amount	Preferred Stock $.001 Par Value Series C Shares Amount	Common Stock $.001 Par Value Shares Amount		Additional Paid-in Capital	Deferred Comp.	Amounts Receivable From Stockholders	Other accumulated comprehensive income	Deficit Accumulated During the Develop. Stage	Treasury Stock	Total
Balance, December 31, 1996	12,000			44,000,000	$44,000	4,399,000				(6,341,000)		$(1,886,000)
Purchase and retirement of 1,200,000 shares of Series A preferred stock	(12,000)					(58,000)						(70,000)
Purchase of 7,195,814 treasury shares of common stock for $15,000											(15,000)	(15,000)
Net loss/comprehensive loss										(335,000)		(335,000)

Balance, December 31, 1997	-			44,000,000	44,000	4,341,000		-		(6,676,000)	(15,000)	(2,306,000)

Purchase of 7,195,813 treasury shares of common stock for $15,000											(15,000)	(15,000)
Special distribution of 14,391,627 shares of common stock to Projectavision, Inc.						346,000					30,000	376,000
Shares deemed issued in connection with reverse merger				11,000,000	11,000	(11,000)
Issuance of 182,525 shares of Series A preferred stock and warrants exercisable into 750,000 shares of common stock at an exercise price of $.10 per share in exchange for note payable of $1,500,000 and accrued interest of $330,000 including deemed dividend in connection with beneficial conversion feature of preferred stock						2,850,000				(1,020,000)		1,830,000
Issuance of shares at $.20 per share, net of issuance costs				5,000,000	5,000	970,000						975,000
Issuance of shares to purchase intangible assets				7,200,000	7,000	1,433,000						1,440,000
Issuance of shares at $.58 per share for consulting services				1,000,000	1,000	579,000						580,000
Issuance of warrants on February 10, 1998 to purchase 2,000,000 shares of common stock exercisable at $.75 per share at fair value for services resulting from cashless exercise feature						660,000						660,000
Issuance of shares at $.18 per share				275,000		50,000						50,000
Issuance of shares on conversion of 182,525 shares of Series A preferred stock				9,435,405	10,000	(10,000)
Issuance of shares at $.05 per share				20,340,000	20,000	997,000						1,017,000
Issuance of stock options and warrants at fair value for services						2,165,000						2,165,000
Net loss/comprehensive loss										(4,580,000)		(4,580,000)

Balance, December 31, 1998				98,250,405	98,000	14,370,000				(12,276,000)	-	2,192,000

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDARIES

(a development stage enterprise)

Consolidated Statements of Stockholders’ Equity ( Deficit)

For the Cumulative Period from July 31, 1992 (Inception) Through December 31, 2007

	Series A Preferred Stock	Preferred Stock $.001 Par Value Series B Shares Amount	Preferred Stock $.001 Par Value Series C Shares Amount	Common Stock $.001 Par Value Shares Amount		Additional Paid-in Capital	Deferred Comp.	Amounts Receivable From Stockholders	Other accumulated comprehensive income	Deficit Accumulated During the Develop. Stage	Treasury Stock	Total
Balance, December 31, 1998				98,250,405	$98,000	$14,370,000				$(12,276,000)		$2,192,000
Issuance of shares in satisfaction of accrued expenses				78,000		15,000						15,000
Issuance of shares at $.49 per share for consulting services				10,000		5,000						5,000
Issuance of shares at $.49 per share to purchase furniture and fixtures				100,000		49,000						49,000
Issuance of shares at market prices as consulting services were performed				17,269		15,000						15,000
Issuance of shares to purchase intangible assets				1,000,000	1,000	999,000						1,000,000
Issuance of shares at $1.25 per share for services				1,600		2,000						2,000
Issuance of stock options Immediately exercisable at fair value for services						6,572,000						6,572,000
Issuance of warrants on February 10, 1998 to purchase 2,000,000 shares of common stock exercisable at $.75 per share for consulting services resulting from notification of warrant holder of intent to exercise						1,090,000						1,090,000
Shares issuable at $1.27 per share in connection with note payable						191,000						191,000
Issuance of shares on exercise of 100,000 options at $.20 per share				100,000		20,000						20,000
Issuance of Series B convertible preferred shares at $6.00 per share including deemed dividend in connection with beneficial conversion feature of preferred stock		245,165				2,942,000				(1,471,000)		1,471,000
Issuance of shares at $.75 per share				533,000	1,000	399,000						400,000
Issuance of shares at $.75 per share				515,000	1,000	385,000						386,000
Issuance of shares at market price for service				4,942
Issuance of common stock to Equilink, LLC on exercise of cashless warrants				1,076,923	1,000	(1,000)
Net loss/comprehensive loss										(9,800,000)		(9,800,000)

Balance, December 31, 1999		245,165		101,687,139	102,000	27,053,000				(23,547,000)		3,608,000

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDARIES

(a development stage enterprise)

Consolidated Statements of Stockholders’ Equity ( Deficit)

For the Cumulative Period from July 31, 1992 (Inception) Through December 31, 2007

	Series A Preferred Stock	Preferred Stock $.001 Par Value Series B Shares Amount	Preferred Stock $.001 Par Value Series C Shares Amount		Common Stock $.001 Par Value Shares Amount		Additional Paid-in Capital	Deferred Comp.	Amounts Receivable From Stockholders	Other accumulated comprehensive income	Deficit Accumulated During the Develop. Stage	Treasury Stock	Total
Balance, December 31, 1999		245,165			101,687,139	$102,000	$27,053,000					$(23,547,000)		$3,608,000
Shares issued of Series preferred shares at $100.00 per share including deemed dividend in connection with beneficial conversion feature of preferred stock				14,000			2,199,000					(1,400,000)		799,000
Issuance of shares in connection with Series C preferred stock private placement investment					700,000	1,000	600,000							601,000
Shares issuable at $2.23 per share in connection with research and development license agreement							1,115,000					(1,115,000)
Issuance of shares at market price for services					11,083		24,000							24,000
Issuance of options at market value for services							229,000							229,000
Issuance of options for 100,000 shares @$.40 per share for services/amortization of deferred comp.								113,000						113,000
Issuance of stock options in connection with deferred compensation agreement							425,000	(425,000)
Issuance shares to purchase furniture and fixtures					10,500		40,000							40,000
Issuance of shares in connection with Series C preferred stock private placement					10,000
Issuance of shares at $1.25 per share					1,600,050	2,000	1,998,000							2,000,000
Conversion of Series B preferred stock to common		(60,000)			600,000
Issuance of shares at market price for services					51,000		102,000							102,000
Shares issuable at market price for services							88,000							88,000
Net loss/comprehensive loss												(4,736,000)		(4,736,000)

Balance, December 31, 2000		185,165		14,000	104,669,772	105,000	33,873,000	(312,000)				(30,798,000)		2,868,000
Issuance of shares in connection with private placement offerings					1,097,500	1,098	694,000							695,098
Issuance of shares upon conversion of Series B preferred stock		(100,166)			1,001,660	1,002								1,002
Issuance of shares upon conversion of Series C preferred stock				(14,000)	2,800,000	2,800								2,800
Issuance of shares upon exercise of stock options					15,000	15	3,000							3,015
Issuance of shares to acquire Teneo Computing Inc.					1,400,000	1,400	784,000							785,400
Issuance of shares to purchase 42% of Novint Technologies, Inc.					1,000,000	1,000	560,000							561,000
Issuance of shares for services at fair market value					3,388,097	1,743	2,138,000							2,139,743
Exercise of warrants issued for services					942,281	942	782,000							782,942
Issuance of stock options for services							250,000							250,000
Amortization of deferred compensation								85,000						85,000
Net loss/comprehensive loss												(6,662,000)		(6,662,000)

Balance, December 31, 2001		84,999	-		116,314,310	115,000	39,084,000	(227,000)				(37,460,000)		1,512,000

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDARIES

(a development stage enterprise)

Consolidated Statements of Stockholders’ Equity ( Deficit)

For the Cumulative Period from July 31, 1992 (Inception) Through December 31, 2007

Series A Preferred Stock	Preferred Stock $.001 Par Value Series B Shares Amount	Preferred Stock $.001 Par Value Series C Shares Amount	Common Stock $.001 Par Value Shares Amount	Additional Paid-in Capital	Deferred Comp.	Amounts Receivable From Stockholders	Other accumulated comprehensive income	Deficit Accumulated During the Develop. Stage	Treasury Stock	Total
Balance, December 31, 2001	84,999	116,314,310	$115,000	$39,084,000	$(227,000)	$(37,460,000)	$1,512,000
Issuance of shares in connection with private placement offering	850,000	1,000	253,000	254,000
Issuance of shares for the payment of research and development	75,000	30,000	30,000
Issuance of shares at market for services rendered	5,000	2,000	2,000
Issuance of shares in connection with private placement offering	285,700	100,000	100,000
Issuance of shares for the payment of research and development	975,000	1,000	360,000	361,000
Issuance of shares at market for services rendered	620,000	1,000	203,000	204,000
Issuance of shares in connection with private placement offering	400,000	100,000	100,000
Issuance of shares upon conversion of Series B preferred stock	(10,000)	100,000
Issuance of shares at market for services rendered	500,000	1,000	135,000	136,000
Issuance of shares for the payment of research and development	150,000	40,000	40,000
Issuance of shares in connection with private placement offering	600,000	1,000	149,000	150,000
Issuance of shares at market for services rendered	25,277	8,000	8,000
Issuance of shares in connection with private placement offering	1,000,000	1,000	99,000	100,000
Issuance of shares in connection with private placement offering	300,000	30,000	30,000
Issuance of shares at market for services rendered	247,934	59,000	59,000
Issuance of shares at market for services rendered	1,285,301	1,000	169,000	170,000
Issuance of shares at market for services rendered	394,000	39,000	39,000
Issuance of shares at market for services rendered	60,000	8,000	8,000
Issuance of shares at market for services rendered	75,000	7,000	7,000
Amortization of deferred compensation	85,000	85,000
Net loss/comprehensive loss	(4,028,000)	(4,028,000)

Balance, December 31, 2002	74,999	124,262,522	122,000	40,875,000	(142,000)	(41,488,000)	(633,000)

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDARIES

(a development stage enterprise)

Consolidated Statements of Stockholders’ Equity ( Deficit)

For the Cumulative Period from July 31, 1992 (Inception) Through December 31, 2007

	Series A Preferred Stock	Preferred Stock $.001 Par Value Series B Shares Amount	Preferred Stock $.001 Par Value Series C Shares Amount	Common Stock $.001 Par Value Shares Amount		Additional Paid-in Capital	Deferred Comp.	Amounts Receivable From Stockholders	Other accumulated comprehensive income	Deficit Accumulated During the Develop. Stage	Treasury Stock	Total
Balance, December 31, 2002		74,999		124,262,522	122,000	40,875,000	(142,000)			(41,488,000)		(633,000)

Issuance of shares at market for services rendered				1,000,000	1,000	70,000						71,000
Issuance of shares in connection with private placement offering				1,000,000	1,000	40,000						41,000
Issuance of shares at market for services rendered				125,000		1,000						1,000
Issuance of shares at market for services rendered				1,000,000	1,000	50,000						51,000
Issuance of shares at market for services rendered				300,000	1,000	20,000						21,000
Issuance of shares at market for services rendered				2,000,000	2,000	100,000						102,000
Issuance of shares at market for services rendered				2,000,000	2,000	79,000						81,000
Issuance of shares at market for services rendered				1,000,000	1,000	49,000						50,000
Issuance of shares at market for services rendered				400,000	1,000	20,000						21,000
Issuance of shares at market for services rendered				20,000		1,000						1,000
Issuance of shares at market for services rendered				20,000		1,000						1,000
Issuance of shares at market for services rendered				20,000		1,000						1,000
Issuance of shares at market for services rendered				400,000	1,000	16,000						17,000
Issuance of shares at market for services rendered				500,000	1,000	25,000						26,000
Issuance of shares at market for services rendered				1,011,000	1,000	40,000						41,000
Issuance of shares at market for services rendered				250,000		10,000						10,000
Issuance of shares at market for services rendered				260,000		10,000						10,000
Issuance of shares at market for services rendered				250,000		10,000						10,000
Issuance of shares at market for services rendered				125,000		5,000						5,000
Issuance of shares at market for services rendered				600,000	1,000	25,000						26,000
Issuance of shares at market for services rendered				500,000	1,000	20,000						21,000
Issuance of shares at market for services rendered				100,000		4,000						4,000
Issuance of shares at market for director/officer services rendered				13,500,000	14,000	392,000						406,000
Issuance of shares at market for director/officer services rendered				5,250,000	5,000	153,000						158,000
Issuance of shares upon cancelation of stock options				2,750,000	3,000	82,000						85,000
Issuance of shares at market for director/officer services rendered				1,750,000	2,000	52,000						54,000
Issuance of shares upon cancelation of stock options				990,000	1,000	30,000						31,000
Issuance of shares at market for director/officer services rendered				2,250,000	2,000	65,000						67,000
Issuance of shares at market for director/officer services rendered				1,000,000	1,000	49,000						50,000

The accompanying notes are an integral part of these consolidated financial statements.

Year ended December 31, 2003 (continued)
Issuance of shares at market for director/officer services rendered		250,000		12,000			12,000
Issuance of shares at market for director/officer services rendered		250,000		12,000			12,000
Issuance of shares at market for director/officer services rendered		1,000,000	1,000	50,000			51,000
Issuance of shares at market for director/officer services rendered		250,000		12,000			12,000
Issuance of shares at market for director/officer services rendered		250,000		12,000			12,000
Issuance of shares upon cancelation of stock options		500,000	1,000	30,000			31,000
Issuance of shares at market for services rendered		50,000		2,000			2,000
Issuance of shares at market for services rendered		1,000,000	1,000	50,000			51,000
Issuance of shares at market for services rendered		35,000		2,000			2,000
Issuance of shares at market for services rendered		500,000	1,000	25,000			26,000
Issuance of shares upon cancelation of stock options		500,000	1,000	30,000			31,000
Issuance of shares upon cancelation of stock options		675,000	1,000	40,000			41,000
Issuance of shares for options exchanged		200,000
Issuance of shares for options exchanged		100,000
Issuance of shares for options exchanged		200,000
Issuance of shares for options exchanged		250,000
Issuance of shares for options exchanged		130,000
Issuance of shares for options exchanged		100,000
Issuance of shares for options exchanged		200,000
Issuance of shares for options exchanged		100,000
Conversion of series B preferred stock to common	(25,000)	250,000
Issuance of shares at market for services rendered		250,000		21,000			21,000
Issuance of shares at market for services rendered		335,000	1,000	20,000			21,000
Stock options issued for services				113,000			113,000
Amortization of deferred compensation					142,000		142,000
Net loss/comprehensive loss						(2,569,000)	(2,569,000)

Balance, December 31, 2003	49,999	172,008,522	172,000	42,726,000	-	(44,057,000)	(1,159,000)

The accompanying notes are an integral part of these consolidated financial statements.

Balance, December 31, 2003		49,999				172,008,522	$172,000	$42,726,000	-		$(44,057,000)		$(1,159,000)

Issuance of shares at market for services rendered						4,833,000	5,000	487,000					492,000
Issuance of shares on exercise of options						866,000		126,000					126,000
Issuance of shares for the payment of notes payable						641,274	1,000	47,000					48,000
Issuance of warrants in connection with note payable								214,000					214,000
Net loss/comprehensive loss											(1,517,000)		(1,517,000)

Balance December 31, 2004		49,999				178,348,796	178,000	43,600,000			(45,574,000)		(1,796,000)

Stock options issued in exchange for previously issued options								46,000					46,000
Issuance of shares at market for services rendered						1,023,000	1,000	64,000					65,000
Issuance of shares in satisfaction of accrued expenses						4,458,237	4,000	238,000					242,000
Net loss/comprehensive loss											(219,000)		(219,000)

Balance December 31, 2005		49,999				183,830,033	183,000	43,948,000			(45,793,000)		(1,662,000)

Issuance of shares at market for services rendered						1,640,000	2,000	86,000					88,000
Issuance of shares in satisfaction of note payable						795,324	1,000	44,000					45,000
Issuance of shares for services rendered by Board of Directors						13,000,000	13,800	766,200					780,000
Issuance of shares in satisfaction of accrued expenses						1,184,220	1,200	57,800					59,000
Net loss/comprehensive loss											(1,694,000)		(1,694,000)

Balance December 31, 2006	-	49,999	$ -	-	$ -	200,449,577	$ 201,000	$44,902,000	$ -	$ -	$(47,487,000)	$ -	$ (2,384,000)

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDARIES

(a development stage enterprise)

Consolidated Statements of Stockholders’ Equity ( Deficit)

For the Cumulative Period from July 31, 1992 (Inception) Through December 31, 2007

	Series A Preferred Stock	Preferred Stock $.001 Par Value Series B Shares Amount		Preferred Stock $.001 Par Value Series C Shares Amount		Common Stock $.001 Par Value Shares Amount		Additional Paid-in Capital	Deferred Comp.	Amounts Receivable From Stockholders	Other accumulated comprehensive income	Deficit Accumulated During the Develop. Stage	Treasury Stock	Total
Balance December 31, 2006	-	49,999	$ -	-	$ -	200,449,577	$ 201,000	$44,902,000	$ -	$ -	$ -	$(47,487,000)	$ -	$ (2,384,000)

Issuance of shares at market for services rendered						41,550,317	42,000	786,000						828,000
Issuance of shares in satisfaction of note payable						14,200,106	14,000	57,000						71,000
Issuance of shares related to conversion of convertible notes						106,000,000	106,000	954,000						1,060,000
Purchase and retirement of common shares and warrants for 10,000,000 shares of common share						(43,655,000)	(44,000)	(171,000)						(215,000)
Settlement of related party debt								1,416,000						1,416,000
Beneficial conversion feature related to convertible notes								968,000						968,000
Issuance of stock options								197,000						197,000
Net loss/comprehensive loss												(3,014,000)		(3,014,000)

Balance December 31, 2007	-	49,999	$ -	-	$ -	318,545,000	$ 319,000	$49,109,000	$ -	$ -		$(50,501,000)	$ -	$ (1,073,000)

Issuance of shares at market for services rendered						1,600,000	1,600	55,400						57,000
Issuance of shares in satisfaction of accrued exp.						1,125,926	1,126	43,874						45,000
Issuance of shares related to acquisition of Metallicum, Inc.						15,000,000	15,000	285,000						300,000
Issuance of shares for cash, net of offering costs of $46,000						42,707,000	43,000	765,000						808,000
Issuance of stock options								1,034,000						1,034,000
Other comprehensive income-gain on available for sale securities											129,000			129,000
Net loss												(2,142,000)		(2,142,000)

Balance December 31, 2008	-	49,999	$ -	-	$ -	378,977,926	$ 379,726	$51,292,274	$ -	$ -	$ 129,000	$(52,643,000)	$ -	$ (842,000)

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			PERIOD FROM
			JULY 31, 1992
	YEARENDED DECEMBER 31,		(INCEPTION) THROUGH
	2008	2007	December 31, 2008
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net loss	$ (2,142,000)	$ (3,014,000)	$ (47,638,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of investments	(50,000)	(470,000)	(2,373,000)
Gain on settlement of NMXS.com option	-	-	(50,000)
Gain from sale of equity interest in Horizon	-	-	(885,000)
Gain on issuance of investee common stock	-	-	(531,000)
Common stock issued for services	57,000	828,000	7,998,000
Preferred stock issued for services	-	-	598,000
Stock options issued for services	1,034,000	197,000	11,072,000
Cashless stock option exercise	-	-	126,000
Warrants issued for services	-	-	2,556,000
Convertible note issued for services	-	1,000	108,000
Financing costs payable with common stock	-	-	191,000
Financing costs related to beneficial conversion feature of convertible notes	-	1,361,000	1,361,000
Loss of equity investee	-	-	1,207,000
Amortization of technology license	15,000	-	552,000
Amortization of patents	194,000	208,000	2,080,000
Loss on disposal of equipment	-	-	28,000
Impairment charge of certain patents	-	-	189,000
Impairment charge on property and equipment	-	-	8,000
Depreciation	-	2,000	1,127,000
Changes in:
Prepaid expenses and other assets	44,000	(12,000)	225,000
Accounts payable and accrued expenses	(1,000)	466,000	3,357,000
Accrued interest and expenses - related parties	149,000	(104,000)	552,000

Net cash provided by (used in) operating activities;	(700,000)	(537,000)	(18,142,000)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Purchase of equipment	-	-	(432,000)
Purchase of investment	-	-	(100,000)
Cash acquired from purchase of Metallicum	7,000	-	7,000
Proceeds from sale of equipment	-	-	18,000
Proceeds from sale of equity interest	-	-	885,000
Proceeds from settlement of NMXS.com	-	-	50,000
Proceeds received from sale of investment	-	-	1690,000

Net cash provided by (used in) investing activities	7,000	-	2,118,000

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
			PERIOD FROM
			JULY 31, 1992
	YEARENDED DECEMBER 31,		(INCEPTION) THROUGH
	2008	2007	December 31, 2008
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Repurchase of common stock	-	(215,000)	(315,000)
Note payable to stockholders	-	-	2,374,000
Proceeds from convertible notes payable	-	1,060,000	1,060,000
Proceeds from note payable – other	-	-	634,000
Repayment of note payable – other	-	-	(435,000)
Repayment of note payable to officers	-	(5,000)	(530,000)
Net proceeds from issuance of preferred stock	-	-	3,569,000
Proceeds from issuance of common stock, net of offering costs of $46,000	808,000	-	10,379,000
Loan repayment to preferred stockholder	-	-	(148,000)
Capital lease payments	-	-	(13,000)
Return of security deposit	-	-	16,000

Net cash provided by (used in) financing activities	808,000	840,000	16,591,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	115,000	303,000	567,000
Cash and cash equivalents, beginning of period	452,000	149,000	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 567,000	$ 452,000	$ 567,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ 111,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets contributed to the company in exchange for Series A preferred stock	-	-	$ 45,000
Issuance of 14,391,627 common shares to acquire intangible assets	-	-	$ 15,000
Special distribution of 14,391,627 shares of common stock to
stockholder in settlement of stockholder advances	-	-	$ 376,000
Issuance of 7,200,000 common shares to acquire intangible assets	-	-	$ 1,440,000
Issuance of Series A preferred stock and warrants in settlement
of note payable and accrued interest	-	-	$ 1,830,000
Issuance of 1,000,000 common shares to acquire intangible assets	-	-	$ 1,000,000
Issuance of 100,000 common shares to acquire furniture and fixtures	-	-	$ 49,000
Issuance of 78,000 common shares in satisfaction of accrued expenses	-	-	$ 15,000
Issuance of 10,500 shares to acquire furniture and fixtures	-	-	$ 40,000
Issuance of 1,400,00 of common shares to acquire Teneo Computing	-	-	$ 785,000
Issuance of 1,000,000 of common shares to purchase 42% of Novint Technologies	-	-	$ 561,000
Issuance of 641,274 shares of common stock in settlement of note payable	-	-	$ 48,000
Issuance of 3,180,552 common shares in satisfaction of accrued expenses	-	-	$ 159,000
Issuance of 1,277,685 common shares in satisfaction of accrued expenses	-	-	$ 83,000
Issuance of 795,324 of common shares in settlement of note payable	-	-	$ 45,000
Issuance of 1,184,220 common shares in satisfaction of accrued expenses	-	-	$ 59,000
Issuance of 106,000,000 common shares for conversion of convertible notes		$ 1,060,000	$ 1,060,000
Issuance of 14,200,106 common shares in satisfaction of related party note payable		$ 71,000	$ 71,000
Issuance of 15,000,000 common shares for acquisition of Metallicum, Inc.	$ 300,000		$ 300,000
Issuance of 1,125,926 common shares in satisfaction of accrued expenses	$ 45,000		$ 45,000

MANHATTAN SCIENTIFICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

DECEMBER 31, 2008 AND 2007

NOTE 1 - ORGANIZATION AND OPERATIONS

Manhattan Scientifics, Inc., a Delaware corporation (formerly Grand Enterprises, Inc) (“Grand”) was established on July 31, 1992 and has three wholly-owned subsidiaries: Metallicum, Inc., (“Metallicum”), Tamarack Storage Devices, Inc. (“Tamarack”) and Teneo Computing, Inc. (“Teneo”) (collectively “the Company”), a development stage enterprise.  Currently, Metallicum is the only operating subsidiary; and Tamarack and Teneo are dormant.  On June 12, 2008, the Company acquired Metallicum, Inc, for 15,000,000 shares of Company’s common stock, (See Note 11).

Manhattan Scientifics, Inc., operates as a technology incubator that seeks to acquire, develop and commercialize life-enhancing technologies in various fields, with emphasis in the areas of alternative energy, and consumer and commercial electronics. In this capacity, the Company continues to identify emerging technologies through strategic alliances with scientific laboratories, educational institutions, and scientists and leaders in industry and government.  The Company has a long standing relationship with Los Alamos Laboratories in New Mexico. During 2008, the Company refocused its efforts from the development of its fuel cell technologies to  its current focus on the development of nano-materials through the acquisition of Metallicum.

Metallicum is a nanotechnology start-up company located in Santa Fe, New Mexico. Metallicum Inc. has focused on the development and manufacture of nanostructured metals for medical implants and other applications.  Metallicum intends to establish manufacturing partner relationships with major Fortune 500 metals companies and strategic partnering with significant customers in the medical device & prosthetics industries as well as in auto, truck, & aircraft manufacturing industries. Metallicum’s initial products include noaostructured bulk metals and alloys in the form of rod, bar, wire and foil.  The Company conducts its operations primarily in the United States.

The Company’s success will depend in part on its ability to obtain patents and product license rights, maintain trade secrets, and operate without infringing on the proprietary rights of others, both in the United States and other countries. There can be no assurance that patents issued to or licensed by the Company will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation:

The consolidated financial statements include the accounts of Manhattan Scientific, Inc. and its wholly owned subsidiaries Tamarack, Teneo and Metallicum. All significant intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements include the operating activities of Metallicum, Inc. from the June 12, 2008 (date of acquisition) through December 31, 2008.

The fiscal year end of the Company is December 31.

Development Stage Enterprise:

The Company has not generated any significant revenue since inception. The accompanying financial statements have, therefore, been prepared using the accounting formats prescribed by Financial Accounting Standards Board Statement No. 7, Accounting and Reporting by Development Stage Enterprises, (SFAS No. 7) for a development stage enterprise (DSE). Although the Company has recognized some nominal amount of revenue in the past, the Company still believes it is devoting substantial efforts on developing the business and, therefore, still qualifies as a DSE.

MANHATTAN SCIENTIFICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

DECEMBER 31, 2008 AND 2007

Going Concern Uncertainty:

For the years ended December 31, 2008 and 2007, the Company generated no revenues. The Company has incurred significant losses from operations from July 31, 1992, (inception) to December 31, 2008, and has an accumulated deficit of $52,643,000 and generated a net loss of $2,142,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements for the year ended December 31, 2008, have been prepared assuming the Company will continue as a going concern. Historically management obtained capital financing (debt or equity) to meet its working capital needs. During the year 2009, management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Use of Estimates:

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management makes estimates that affect, carrying value of the Company’s patents, deferred income tax assets, estimated useful lives of property and equipment, useful lives of intangible assets,  accrued expenses, fair value of equity instruments and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the year in which such adjustments are determined.

Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents for the purposes of the statement of cash flows.

Cash Concentration:

The Company, at times, maintains cash balances in excess of the federally insured limit of $250,000 and $100,000 per institution in 2008 and 2007, respectively.  In December 2008, the Company’s bank entered into the FDIC Temporary Liquidity Guarantee Program, which eliminated the ceiling on federally insured deposits.  The Company’s cash balances are fully guaranteed by deposit insurance at December 31, 2008.

Property and Equipment:

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful life for office equipment is generally 3 years.

As of December 31, 2008, the office equipment was fully depreciated

 .

MANHATTAN SCIENTIFICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

DECEMBER 31, 2008 AND 2007

Impairment of Long-Lived Assets:

The Company assesses the impairment of its long-lived assets periodically in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for the Impairment and Disposal of Long-Lived Assets". Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable, the Company will compare undiscounted net cash flows estimated to be generated by those assets to the carrying amount of those assets. When these undiscounted cash flows are less than the carrying amounts of the assets, the Company will record impairment losses to write the asset down to fair value, measured by the discounted estimated net future cash flows expected to be generated from the assets. To date there has been no impairment.

Intangible Assets:

Patents

Intangible assets consist of patent licensing costs incurred to date. Patents consist of mid-range fuel cell and the micro fuel cell technologies that are being amortized using the straight-line method over the estimated economic useful life of 10 years. The Company has capitalized $2,080,000 in patent licensing costs as of December 31, 2008. Amortization charged to research and development expense was $194,000 and $208,000 for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008 these patents were fully amortized.

License Agreements

In 2008,  the Company obtained licenses to the rights of certain patents regarding nano-structured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represents its fair value.  The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At December 31, 2008, accumulated amortization was $15,000. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

Investments

Available-for-Sale Investments

Investments that the Company designates as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). The Company determines the cost of the investment sold based on the specific identification method. The Company’s available-for-sale investments include:

•

Marketable equity securities The Company acquires these equity investments for the promotion of business and strategic objectives. The Company records  the realized gains or losses on the sale or exchange of marketable equity securities in gains (losses) on other equity investments, net.

Non-Marketable and Other Equity Investments

The Company accounts  for non-marketable and other equity investments under either the cost or equity method and include them in other long-term assets. The non-marketable and other equity investments include:

•

Non-marketable cost method investments when the equity method does not apply. We record the realized gains or losses on the sale of non-marketable cost method investments in gains (losses) on other equity investments, net.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Advertising Expenses:

The Company expenses advertising costs, which consist primarily of promotional items and print media, as incurred. During the year ended December 31, 2008 and 2007, the Company did not incur any significant advertising costs.

Income Taxes:

The Company accounts for its income taxes using the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards. A valuation allowance is established, when necessary, to reduce that deferred tax asset if it is “more likely than not” that the related tax benefits will not be realized.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN-48), Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109. FIN-48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No.109, Accounting for Income Taxes. This Interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN-48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN-48 and they had no impact on its financial position, results of operations, and cash flows.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.  The Company’s evaluation was performed for the tax years ended December 31, 2004 through December 31, 2008 for U.S. Federal Income Tax, for the tax years ended December 31, 2004 through December 31, 2008 for the States of New Mexico and New York Income Tax, the years which remain subject to examination by major tax jurisdictions as of December 31, 2008.

MANHATTAN SCIENTIFICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

DECEMBER 31, 2008 AND 2007

Convertible Notes Payable:

During 2007, the Company had issued convertible debt securities with non-detachable conversion features. The values assigned to the warrants and embedded conversion feature of the Debentures followed the guidance of the EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” of the FASB’s Emerging Issues Task Force. The debt discount associated with the Warrants and embedded conversion feature is amortized to interest expense over the life of the Debenture or upon earlier conversion of the Debenture using the effective yield method.

Stock-Based Compensation:

On January 1, 2006, the Company adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletins No. 107 and 110 (“SAB 107” and “SAB 110”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 and SAB 110 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning in 2006. The Company’s financial statements as of and for the year ended December 31, 2008 and 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, The Company’s financial statements for prior periods include the impact of SFAS 123(R).

The estimated fair value of grants of stock options and warrants to nonemployees of the Company is charged to expense, if applicable, in the financial statements. These options vest in the same manner as the employee options granted under each of the option plans as described in Note 9. As of December 31, 2008 and 2007, the Company recorded compensation/service expense of $1,034,000 and $197,000, respectively.

Fair Value of Financial Instruments:

Effective January 1, 2008, the Company adopted SFAS No. 157, which provides a framework for measuring fair value under GAAP. The adoption of this statement had an immaterial impact on our consolidated financial statements. The Company also adopted the deferral provisions of FSP No. 157-2, which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices for identical assets and liabilities in active markets;

Level 2 — Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company designates cash equivalents (consisting of money market funds) and investments in securities of publicly traded companies  as Level 1. The total amount of the Company’s investment classified as Level 3 is de minimis.

The fair value of the Company’s debt as of December 31, 2008 and  2007 approximated fair value at those times.

In January 2009, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits the Company to elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities that are not otherwise required to be measured at fair value on an instrument-by-instrument basis. If the Company elects the fair value option, it would be required to recognize subsequent changes in fair value in the Company’s earnings. This standard also establishes presentation and disclosure requirements designed to improve comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. While SFAS No. 159 became effective for the Company in 2009, the Company did not elect the fair value measurement option for any of its existing assets and liabilities and accordingly SFAS No. 159 did not have any impact on the Company’s consolidated financial statements. The Company could elect this option for new or substantially modified assets and liabilities in the future.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments,  accounts payable, accrued expenses and notes payables approximated fair value as of  December 31, 2008 and  2007 because of the relative short term nature of these instruments. At December 31, 2008 and  2007, the fair value of the Company's debt approximates carrying value.

Revenue Recognition:

To date the only revenue generated is from the sale of non-exclusive license agreements related to the Company’s  technology.  The Company has determined that because of the non-recurring nature of these revenues, it is still a Development Stage Enterprise.

Revenue is recognized when the four basic criteria of revenue recognition are met: (i) a contractual agreement exists; (ii) transfer of technology (intellectual property) has been completed or services have been rendered; (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

In January 2004, the Company licensed its mid-range fuel cell technology to a Singapore based company with manufacturing operations in China as part of its efforts to provide low cost fuel cell systems to Asian and other worldwide markets. Among other things, the contract gave the licensee non-exclusive rights to produce and sell fuel cell engines based on the NovArs technology. The agreement included an up-front payment of $150,000, royalties and 17.5% equity interest in the Singapore Company.  In December 2005, the Company sold its equity interest in the licensee back to the licensee for $885,000 which was recorded as other income.

In April 2003, the Company entered into a nonexclusive license agreement with a third party for rights to its mid-range fuel cell technology. The Company received $300,000 upon signing of the agreement and is entitled to receive an additional $200,000 upon commercial launch (as defined) by the third party.   To date, the licensee has not commenced its commercial launch.

MANHATTAN SCIENTIFICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

DECEMBER 31, 2008 AND 2007

Research and Development:

Research and development expenses include internal and external costs. Internal costs shall consist of salaries and employment related expenses and allocated facility costs. External expenses shall consist of costs associated with outsourced clinical research organization activities, sponsored research studies, product registration, and investigator sponsored trials. In accordance with SFAS No. 2, "Accounting for Research Development Costs", all such costs are charged to expense as incurred. During the years ended December 31, 2008 and 2007 the Company expensed research and development cost of $198,000 and $208,000, respectively. From inception the Company has incurred $9,020,000 in research and development expenses the balance which are related to its fuel cell, haptics and solar photovoltaic technologies.

Basic and Diluted Loss Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The Company’s computation of dilutive net loss per share for the year ended December 31, 2008 and 2007 does not assume any exercise of options, warrants or shares issuable upon conversion of the series B preferred stock and common shares, which totaled 40,245,000, 4,000,000 and 499,990 respectively, for the year ended December 31, 2008 and 38,245,000, 13,250,000 and 499,990 respectively for the year ended December 31, 2007, as their effect is antidilutive.

The following table sets forth the computation of basic and diluted net loss per common share:

	Year Ended December 31,
	2008	2007
Net income (loss) – available to common shareholders	$(2,142,000)	$(3,014,000)
Weighted average common shares outstanding: Basic and diluted	328,469,378	249,567,399
Total shares outstanding at end of period	378,977,926	318,545,000
Net income (loss) per common share: Basic and diluted	$(0.01)	$(0.01)

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	2008	2007
Series B Preferred Stock	499,990	499,990
Options and Warrants	44,245,000	51,495,000
Convertible debt	600,000	825,000
Potential equivalent shares excluded	45,344,990	52,819,990

MANHATTAN SCIENTIFICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

DECEMBER 31, 2008 AND 2007

Recent Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations - Revised 2007”. SFAS 141 (R) provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies to business combinations where is the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently evaluating the effect of this pronouncement on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early adoption is permitted.  At December 31, 2008, the Company did not have any derivative instruments or hedging activities. Management is aware of the requirements of SFAS 161 and will disclose when appropriate.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411.  The Company does not expect the adoption of SFAS 162 will have a material impact on its financial condition or results of operation.

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

In November 2008, the FASB ratified the Emerging Issues Task Force (EITF) consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6) which addresses certain effects of SFAS Nos. 141R and 160 on an entity’s accounting for equity-method investments. The consensus indicates, among other things, that transaction costs for an investment should be included in the cost of the equity-method investment (and not expensed) and shares subsequently issued by the equity-method investee that reduce the investor’s ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings. EITF 08-6 is effective of us for transactions occurring after December 31, 2008.. Company has not determined the impact that this standard would have on the consolidated financial statements.

In November 2008, the FASB ratified the EITF consensus on Issue No. 08-7, “Accounting for Defensive Intangible Assets” (EITF 08-7). The consensus addresses the accounting for an intangible asset acquired in a business combination or asset acquisition that an entity does not intend to use or intends to hold to prevent others from obtaining access (a defensive intangible asset). Under EITF 08-7, a defensive intangible asset would need to be accounted as a separate unit of accounting and would be assigned a useful life based on the period over which the asset diminishes in value. EITF 08-6 is effective for us for transactions occurring after December 31, 2008. The Company has not determined the impact that this standard would have on the consolidated financial statements.

In January 2009, the FASB issued FSP No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (FSP No. EITF 99-20-1). This FSP provided additional guidance with respect to how entities determine whether an “other-than-temporary impairment” (OTTI) exists for certain beneficial interests in a securitized transaction, such as asset-backed securities and mortgage-backed securities, that (1) do not have a high quality rating or (2) can be contractually prepaid or otherwise settled such that the holder would not recover substantially all of its investment. FSP No. EITF 99-20-1 amended EITF Issue No. 99-20 to more closely align its OTTI guidance with that of SFAS No. 115, “Accounting for Certain Investment in Debt and Equity Securities.” This FSP was effective for us prospectively beginning October 1, 2008. The Company considered this FSP’s additional interpretation of EITF Issue No. 99-20 when classifying respective additional impairments as “temporary” or “other-than-temporary” beginning with the fourth quarter of 2008. This FSP had no material impact on such classifications.

NOTE 3 – INVESTMENTS

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

The Company made an investment in Novint Technologies Inc. (“Novint”) in 2001. The Company initially recorded its investment using the equity method of accounting and wrote down the investment to $-0- in 2004 as it recorded its proportionate share of Novint's net loss.  For the years ended December 31, 2008 and 2007, the Company gave 53,191 and 92,216 shares of Novint stock as payment of accrued liabilities and notes payable, related party and recorded a gain on the exchange of those shares of $50,000 and $77,000, respectively which was based on the fair market value of the stock on the date of exchange.  In addition during the year ended December 31, 2007, the Company distributed 530,000 shares of Novint related to convertible promissory notes issued during 2007, as further discussed in Note 7.  As a result, the Company recognized a gain on this distribution totaling $393,000 during the year ended December 31, 2007.

In prior years, the Company had significant control of Novint because of Mr. Maslow's position as a shareholder and board member of both the Company and Novint. Mr. Maslow resigned from the board of the Company in October 2007 and therefore the Company no longer has significant control of Novint. As of December 31, 2008, the Company owned 1,075,648 shares of Novint common stock or approximately 3% and modified its accounting for the ownership position in accordance with SFAS 157. The fair value of the Novint shares are $129,000 as of December 31, 2008.

The Company has an additional investment in Aprilis, Inc. which is accounted for at a cost of $2,000.

NOTE 4—OTHER ASSETS

Other assets consist of Artwork held for sale and deposits. The original cost of the artwork was $36,000.  During the year ended December 31, 2007 the Company impaired the value of the artwork to $28,000.

NOTE 5 – RELATED PARTY AND FORMER OFFICER NOTES PAYABLE

In December 2007, the former Chief Operating Officer and former Chief Executive Officer collectively forgave $1,416,500 of their outstanding accrued salaries ($1,387,500) and note payable ($29,000) balances.  The amount forgiven has been accounted for as contributed capital.  Additionally, the Company repaid $5,000 of the former Chief Executive Officer’s note payable balance.  The remaining unpaid notes payable balances totaling $995,000 at December 31, 2008 and 2007 comprised of loans payable of $450,000 and $545,000 to its former Chief Operating Officer and Chief Executive Officer, respectively.

The loans bore interest at 5.5% per annum and were initially due December 31, 2002 and have been mutually extended and settled.  Under the terms of the note extensions dated December 12, 2007, the loans bear interest at 5% per annum and are now due on demand.  The Company has recorded interest expense for notes payable to these former officers of approximately $50,000 and $61,000 for the years ended December 31, 2008 and 2007, respectively.  Accrued interest related to these notes payable approximated $281,750 and $232,000 as of December 31, 2008 and 2007, respectively and is included in accrued liabilities, related parties.

In May 2007, the Company issued 14,200,106 shares of common stock to its former Chief Executive Officer for settlement of debt totaling $71,000.

MANHATTAN SCIENTIFICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

DECEMBER 31, 2008 AND 2007

NOTE 6 – CONVERTIBLE NOTES PAYABLE – OTHER

During the years ended December 31, 2005 and December 31, 2004, the Company issued convertible notes in the amount of $33,000. The notes had a one year maturity date, are noninterest bearing and upon maturity convertible at the current per share price. These notes have not been paid and are currently in default.

.

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

During 2007, the Company issued a number of convertible promissory notes totaling $1,060,000 through a private placement.  The notes had a maturity date of December 2007, were noninterest bearing and convertible into shares of the Company’s common stock at a conversion price of $0.01 per share, convertible upon shareholder approval to amend our Certificate of Incorporation to increase the authorized common stock from 250,000,000 shares to 500,000,000 shares.  For every $1 of principal debt held, the convertible debt holder was also entitled to half of a share of stock in Novint Technologies, Inc, held by the Company, for a total of 530,000 Novint shares.

In October 2007, upon shareholder approval of the amendment to the Certificate of Incorporation, the Company issued 106,000,000 shares of its common stock on the conversion of all the notes.  The Company determined the convertible notes contained a beneficial conversion feature and qualified for treatment under Emerging Issues Task Force No. 00-27 and 00-19.

The estimated fair value of the 530,000 shares of common stock in Novint Technologies, Inc. of $625,725 was determined based on the closing stock price of such stock on the date of each respective note.  The face amount of the convertible debenture of $1,060,000 was proportionately allocated to the debenture and the shares of common stock in Novint Technologies, Inc. in the amount of $667,000 and $393,000, respectively. The value of the Novint stock was accounted for as a debt discount and was amortized to expense over the term of the note.

At the conversion date, the Company had amortized $301,000 of this discount.  The remaining discounted value of $968,000 was allocated to the beneficial conversion feature. The combined total value of the Novint stock and beneficial conversion feature of $1,361,000 has been accounted for as a debt discount and has been fully expensed as a finance charge within General and Administrative Expense on the accompanying consolidated statement of operations for the year ended December 31, 2007.

MANHATTAN SCIENTIFICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

DECEMBER 31, 2008 AND 2007

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has a total of 1,000,000 shares of authorized preferred shares which are segregated into three classes of preferred stock.

The Company has 182,525 authorized shares of convertible, redeemable, 10 percent cumulative, Class A, Preferred Stock with $0.001 par value. One Class A, Preferred share is convertible into 50 restricted common share and will be entitled to the number of votes equal to the number of shares of common stock into which such holder’s shares of Series A Preferred stock could be converted at the time of the vote. Class A, Preferred Stock is redeemable by the Company at $15 per share.  Upon liquidation the holders of Series A Preferred stock will be entitled to be paid out of the assets available for distribution of the corporation an amount equal to $10 per share, before any payment will be made to the common shareholders.  As of December 31, 2008 and 2007, no shares of Preferred Stock were issued and outstanding.

The Company has 250,000 authorized shares of Class B, Preferred Stock with $0.001 par value.  As of December 31, 2008 and 2007, 49,999 shares of Preferred Stock were issued and outstanding.  Series B preferred shares are convertible at a rate of 1 Series B preferred share to 10 common shares.

The Company has 14,000 authorized shares of redeemable, convertible, Class C, Preferred Stock with $100 stated value.  Class C, Preferred Stock is not entitled to receive dividends unless dividends are paid on common stock.  Upon liquidation Class C, Preferred Stock shall be treated as if it were converted to common stock prior to liquidation. Class C, Preferred Stock is convertible at $100 divided by the 10 day average closing price of common stock.  The Class C, Preferred Stock is redeemable by the Company at the stated value. As of December 31, 2008 and 2007, no shares of Preferred Stock were issued and outstanding.

The Company has 553,475 undesignated blank check preferred stock, $0.001 par value, authorized, none outstanding.  The preferred shares are to be issued in such series and to have such rights, preferences, and designation as determine by the Board of Directors of the Company.

Common Stock

The Company has a total of 500,000,000 shares of authorized common shares.  As of December 31, 2008 and 2007, 378,997,926 and 318,545,000 shares of common stock were issued and outstanding, respectively.

Stock issued during 2008

During the year ended December 31, 2008, the Company issued 1,125,926 shares of common stock for past services for a total value of $45,000

In January 2008, the Company granted options for 18,000,000 shares of common stock with an exercise price of $0.013 to the Company’s former CEO and a consultant.  These options were fully vested at issuance and replaced 16,000,000 options previously granted with an exercise price of $0.05 per share.  The value of these options approximated $1,034,000 which was valued using the Black-Scholes option pricing model.

During the year ended December 31, 2008, the Company issued 1,600,000 shares of common stock for services for a total value of $57,000.

MANHATTAN SCIENTIFICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

DECEMBER 31, 2008 AND 2007

During April 2008 through December 2008, the Company sold 42,707,000 shares of common stock for approximately $850,000 from a private placement offering.  The private placement originally provided for the offer and sale of up to 50,000,000 unregistered shares of the Company’s common stock at a price of $0.02 per share, for an aggregate offering price of $1,000,000, and allowed the Company to accept or reject any oversubscription.   The Company incurred offering costs totaling approximately $46,000 of which $27,000 paid in cash and 750,000 common shares were issued.

In June 2008, the Company issued 15,000,000 shares of common stock for the acquisition of Metallicum, Inc. for a total value of $300,000 or $0.02 per share. See Note 14.

Stock issued during 2007

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

In May 2007, the Company issued 35,350,317 shares of common stock to various individuals for services with values totaling $707,006 based upon the fair value of the shares issued, and 14,200,106 shares of common stock to its former Chief Executive Officer for settlement of debts totaling $71,000.

In October 2007, the Company issued 4,200,000 shares of common stock for services to an individual with a value of $60,900 based upon the fair value of the shares issued.

In October 2007, the Company issued 106,000,000 shares of common stock related to the conversion of convertible debt previously issued during 2007.  The convertible debt converted totaled $1,060,000 at which time the entire debt discount of $1,361,000 had been expensed.  See Note 7.

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

In November 2007, the Company granted an officer a warrant for 800,000 shares of common stock with an exercise price of $0.013.  The value of this warrant totaled $49,768 which was valued using the Black-Scholes option pricing model based upon the following assumptions: stock price of $0.065 at grant date; 5 year term; volatility of 142%; and discount rate of 4.50%.

As part of the settlement in December 2007, the former Chief Operating Officer and former Chief Executive Officer collectively forgave $1,416,500 of their outstanding accrued salaries ($1,387,500) and note payable ($29,000) balances.  The amount forgiven has been accounted for as contributed capital. See Note 5.

MANHATTAN SCIENTIFICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

DECEMBER 31, 2008 AND 2007

NOTE 9 – EQUITY COMPENSATION PLANS

In 2000, the Company’s Board of Directors adopted the 2000 Equity Incentive Plan (the "2000 Plan"). The 2000 Plan authorizes the issuance of options, right to purchase Common Stock and stock bonuses to officers, employees, directors and consultants. The Company reserved 30,000,000 shares of common Stock for awards to be made under the 2000 Plan.

On September 14, 2001, the Company filed a registration statement on Form S-8 to register 900,000 of these shares. On November 19, 2001, an additional 550,000 shares of common stock were registered for issuance under the 2000 Plan. On January 30, 2002, an additional 975,000 shares of common stock were registered for issuance under the 2000 Plan. On March 22, 2002, an additional 925,000 shares of common stock were registered for issuance under the 2000 Plan. On July 12, 2002, an additional 990,000 shares of common stock were registered for issuance under the 2000 Plan. On January 17, 2003, the Company registered an additional 8,000,000 of common stock for issuance under the 2000 Plan.

The 2000 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2000 Plan allows for the issuance of incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2000 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2000 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2000 Plan available for grant at December 31, 2008 was 25,281,000.

In November 2004, the Company’s Board of Directors adopted the 2004 Consultant Stock Plan (the "2004 Plan"). The purpose of this 2004 Consultant Stock Plan is to advance the Company’s interests by helping the Company obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock.

The Company reserved 2,000,000 shares of Common Stock for awards to be made under the 2004 Plan. A registration statement on Form S-8 was filed with the SEC on November 26, 2004 to register the shares underlying the 2004 plan. The 2004 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2004 Plan. The number of shares under the 2004 Plan available for grant at December 31, 2008 was 500,000.

On May 9, 2005, the Company’s Board of Directors adopted the 2005 Equity Compensation Plan (the "2005 Plan"). The purpose of this Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success, by offering them an opportunity to participate in the Company’s future performance through awards of Options, the right to purchase Common Stock and Stock Bonuses. The Company reserved 10,000,000 shares of Common Stock for awards to be made under the 2005 Plan. The 2005 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2005 Plan. A registration statement on Form S-8 was filed with the SEC on June 8, 2005 to register the shares underlying the 2005 plan. The number of shares under the 2005 Plan available for grant at December 31, 2008 was 4,868,763.

MANHATTAN SCIENTIFICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

DECEMBER 31, 2008 AND 2007

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2008, the most recently completed fiscal year.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	30,649,763
Total	-	-	30,649,763

The following is a summary of changes to outstanding stock options during the years as follows:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable
Outstanding as of December 31, 2006	28,245,000	0.013	0.013	28,245,000
Granted/Vested	10,000,000	0.014	0.014	10,000,000
Canceled	-			-

Outstanding as of December 31, 2007	38,245,000		0.011	38,245,000
Granted	18,000,000	0.013	0.013	18,000,000
Cancelled	(16,000,000)	0.050	0.050	(16,000,000)

Outstanding as of December 31, 2008	40,245,000		0.011	40,245,000

All options issued during 2008 and 2007 vested immediately and have a life of ten years.

MANHATTAN SCIENTIFICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

DECEMBER 31, 2008 AND 2007

Exercise prices and weighted-average contractual lives of stock options outstanding as of December 31, 2008 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01	28,000,000	8.68	0.013	28,000,000	0.01
0.02	1,800,000	4.68	0.020	1,800,000	0.02
0.05	2,625,000	1.65	0.050	2,625,000	0.05
0.05	1,000,000	6.58	0.055	1,000,000	0.05
0.20	5,760,000	0.71	0.200	5,760,000	0.20
0.39	250,000	3.98	0.390	250,000	0.39
1.25	200,000	3.98	1.250	200,000	1.25
2.25	110,000	2.46	2.250	110,000	2.25
2.40	500,000	2.33	2.400	500,000	2.40

As of December 31, 2008, the following assumptions were used: (i) no expected dividends; (ii) a risk-free interest rate of 4.5% (iii) expected volatility 144%, and (iv) 5 year term. The fair value was determined using the Black-Scholes option-pricing model.

As of December 31, 2007, the following assumptions were used: (i) no expected dividends; (ii) a risk-free interest rate of 4.5% (iii) expected volatility 107% and (iv) 5 year term. The fair value was determined using the Black-Scholes option-pricing model

NOTE 10 – WARRANTS

The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2008 and 2007.

	Number of Warrants	Weighted average Exercise Price
Outstanding as of December 31, 2006	19,250,000	$0.13
Issued	4,000,000	0.01
Cancelled	(10,000,000)	0.05

Outstanding as of December 31, 2007	13,250,000	0.15
Issued	-
Expired	(9,250,000)	0.32

Outstanding as of December 31, 2008	4,000,000	0.03

MANHATTAN SCIENTIFICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

DECEMBER 31, 2008 AND 2007

The common stock warrants are comprised of the following:

Date	Number of Warrants	Exercise Price	Contractual Life	Number of Shares Exercisable
October 11, 2007	3,200,000.01		10 years	3,200,000
November 9, 2007	800,000.01		10 years	800,000
	4,000,000			4,000,000

The estimated fair value of the warrants was calculated using the Black-Scholes valuation model. For warrants issued in 2007 the following assumptions were used: (i) no expected dividends, (ii) risk free interest rate of 4.5%, (iii) expected volatility of 135 - 142%, (iv) 5 year term.  No warrants were issued during 2008.

NOTE 11 – RELATED PARTY TRANSACTIONS

The accounting firm of one of the Company’s former directors received approximately $48,000 and $35,000 of compensation for accounting services rendered to the Company during the years ended December 31, 2008 and 2007, respectively.

The accounting firm of one of the Company’s former directors received approximately $9,000 and $9,000 of compensation for accounting services rendered to the Company during the year ended December 31, 2007.

Mr. Marvin Maslow is a shareholder and board member of Novint and a shareholder and previous member of the board of the Company.

NOTE 12 – INCOME TAX

The provision for income taxes on the statements of operations consists of $-0- and $-0- for the years ended December 31, 2008 and 2007, respectively.

Deferred tax assets are comprised of the following at December 31:

      2008

      2007

Net operating loss carryforward

$ 8,696,800

$ 8,287,000

Temporary Differences

   4,854,600

   4,441,000

Less valuation allowance

(13,551,400)

(12,728,000)

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes.  At December 31, 2008 and 2007, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits.  At December 31, 2008 and 2007, net operating loss carryforwards were approximately $34,663,000 and $31,834,000, respectively, for federal tax purposes that expire at various dates from 2009 through 2028 and for state tax purposes expire in 2009 through 2018.

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state regulations.  The annual limitation may result in the expiration of substantial net operating loss carryforwards before utilization.

For December 31, 2008 and 2007, the provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2008 and 2007) to income taxes as follows:

       2008

       2007

Tax benefit computed at 34%

$   414,800

$    629,600

Change in valuation allowance

    (828,400)

    (708,400)

Change in carryovers and tax attributes

     413,600

       78,800

MANHATTAN SCIENTIFICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

DECEMBER 31, 2008 AND 2007

NOTE 13 –COMMITMENTS

Operating Leases

The Company’s principal executive offices in New York are leased on a month to month basis for $500 per month.  As of December 31, 2008 and 2007, rent expense was $6,000, and $6,000 respectively.

Litigation

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business.  As of December 31, 2008 and 2007, the Company was not party to any material litigation, claims or suit whose outcome could have material effect to the financial statements.

NOTE 14 – ACQUISITION OF METALLICUM, INC.

In June 12, 2008, the Company completed the purchase of Metallicum, Inc., a privately held research and development company of nano-structured materials, by acquiring all of the outstanding capital stock of Metallicum, Inc. for a total purchase price of $305,000. Metallicum, Inc.’s results of operations have been included in the consolidated financial statements since the date of acquisition. As a result of the acquisition, the Company is expected to be a leading provider of nano-structured materials and uses of these materials.

The aggregate purchase price of $305,000 consisted of common stock valued at $300,000 and the assumption of net liabilities of $5,000. The value of the 15 million common shares issued was determined based on the price of the Company’s common shares sold in a private placement offering to various accredited investors in 2008. The number of shares sold in the private placement is a greater indicator of fair value of the common stock since the Company’s stock is very thinly-traded on the NASDAQ OTCBB.

The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values:

Cash and cash equivalents	$ 7,000
Other current assets	1,000
Intangible assets	305,000
Total assets acquired	313,000
Accounts payable and other current liabilities	(13,000)
Total liabilities assumed	(13,000)
Net assets acquired	$ 300,000

The purchase price exceeded the fair values of the net assets acquired by $305,000, and this total amount was assigned to “License Agreements,” which are being amortized on the straight-line method over the estimated remaining lives of ten years.

The Company originally valued the acquisition at $562,500 based upon the fair market value of the shares issued at the date of acquisition. In accordance with EITF Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” the Company revised its estimate to more closely reflect the market price of its private placement both before and after the acquisition. This change in estimate had no affect on the current year’s net loss.

In connection with the Metallicum acquisition, the Company has agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, the Company does not accrue contingent consideration obligations prior to the attainment of the objectives. At December 31, 2008, maximum potential future consideration pursuant to such arrangements, to be resolved over the following years, is the  potential issuance of 15 million restricted shares of the Company’s common stock having a current approximate value of $300,000. Any such payments would result in increases in intangible assets.

The required milestones for the issuance of these contingent shares are as follows:

1.

Metallicum is granted an exclusive license by The Los Alamos National Laboratory (LANL) on patent numbers U.S.7152448, U.S.6399215 and U.S. 6197129 related to nanostructured materials.

2.

Metallicum sells nanostructured titanium to a partner or customer company which manufactures and sells in the United States a nonostructured titanium product which receives, if required, FDA approval.

3.

Metallicum, with purchaser’s cooperation, develops and submits U.S. patent applications to protect the current titanium nanostructuring technology for dental implants and additional medical device applications

4.

Metallicum secures commercial contracts for, in purchaser’s reasonable good faith judgment, material sales of nanostructured metal with at least two customers.

5.

The nanostructured metals enterprise is functioning on June 30, 2010.

Upon achieving milestones 1 and 2 Metallicum will receive 6,000,000 shares of common stock. Upon achieving each milestone 3, 4 and 5 Metallicum shareholders will receive 3,000,000 shares of common stock for each milestone reached.

At December 31, 2008 none of the milestones have been met. In January 2009, the Company did reach milestone 1.

License Rights

The Company purchased Metallicum to acquire its licensed rights to patented technology.  The technology is comprised of three US Patents (US Patent numbers 7152448, 6197129 and 6399215) for which Metallicum (subsequently, Manhattan) had been assigned an exclusive license rights by Los Alamos National Security LLC (LANL).  Under the license rights, Metallicum had all rights, title and interest throughout the world in and to any and all inventions, original works of authorship, developments, concepts, know-how, improvements on the patents or trade secrets whether or not patentable or registrable under copyright or similar laws.

Joint Venture

Metallicum has a joint venture agreement with Danlin Products Inc, (“Danlin”) and BASIC Dental Inc., (“BASIC”),  Danlin and BASIC own patents to which Metallicum has right of use.  Danlin and BASIC own machinery and equipment to which Metallicum has rights of use under the joint venture agreement. Metallicum, through its joint venture has co-developed and manufactured nano-titanium dental implants based upon Metallicum’s proprietary technology for nanostructuring metals and alloys. In January 2009, Danlin and BASIC received FDA approval to market the Company’s nano-titanium dental implants.

Metallicum will receive revenue from the transfer of nanostructured metal from Metallicum to Danlin equal to 10% of the revenue from the sales of BASIC dental implants that are made from the supplied nanostructured metal.

Revenue from sales of nanostructured titanium for all other purposes other than the implants will go to the joint venture to be paid to Metallicum.

Any techniques, know-how, improvements, or modification to the existing inventions, intellectual property and technologies that are developed by the joint venture will be the sole and exclusive property of Metallicum.

The following pro forma consolidated financial information are the results of operations for the years ended December 31, 2008 and 2007 as though the Metallicum acquisition had been completed as of the beginning of the period being reported on:

MANHATTAN SCIENTIFICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

DECEMBER 31, 2008 AND 2007

	For the year ended December 31, 2008
	Consolidated As Reported	Pro Forma Adjustments	Pro Forma Consolidated
Revenue	$-	$2,000	$2,000

Operating costs and expenses:
General and administrative	1,952,000	2,000	1,954,000
Research and development costs	198,000	3,000	201,000
Total operating costs and expenses	2,150,000	5,000	2,155,000
Loss from operations	(2,150,000)	(5,000)	(2,155,000)

Other income (expenses):	8,000	(1,000)	7,000

Net Loss	$(2,142,000)	$(6,000)	$(2,148,000)

Loss per share	$0.01	$0.00	$0.01

MANHATTAN SCIENTIFICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

DECEMBER 31, 2008 AND 2007

	For the year ended December 31, 2007
	Consolidated As Reported	Pro Forma Adjustments	Pro Forma Consolidated
Revenue	$-	$4,000	$4,000

Operating costs and expenses:
General and administrative	3,233,000	6,000	3,239,000
Research and development costs	210,000	3,000	213,000
Total operating costs and expenses	3,443,000	9,000	3,452,000
Loss from operations	(3,443,000)	(5,000)	(3,448,000)

Other income (expenses):	429,000	(1,000)	428,000

Net income (loss)	$(3,014,000)	$(6,000)	$(3,020,000)

Loss per share	$0.01	$0.00	$0.01

The pro forma adjustments for the years ended December 31, 2008 and 2007 are the revenue and expense activities from January 1, 2008 through June 11, 2008 and January 1, 2007 through December 31, 2007 (activities prior to consummation of the purchase agreement).

NOTE 15 – SUBSEQUENT EVENTS

Exclusive Patent License Rights

In January 2009, the Company paid LANL to obtain the exclusive field-of-use patent license directly.  In addition, the Company is required to pay an annual royalty beginning February 28, 2010, for the patent license rights. The Company also issued 2,000,000 shares of common stock to Los Alamos National Security LLC.  Manhattan will pay LANL an earned royalty on the net sales of licensed inventions that incorporate the patent rights during the term of the license agreement.

The Company will have the right to sublicense these patents.  Sublicenses will contain a provision that will require payment of royalties by the sublicensees to the Company in an amount sufficient to allow the Company to meet its royalty obligation to LANL. The Company will pay to LANL a percentage from fees, royalties and reimbursement of costs of any cash or the cash equivalent of sublicense consideration that the Company receives for the grant of rights under each sublicense agreement.

The license rights also require the Company to meet certain milestones.  Twelve months from the effective date of the license rights agreement Manhattan will initiate negotiations with at least five companies regarding manufacture and distribution of licensed products.  Within twenty-four months Manhattan will establish capability for manufacturing a licensed product in New Mexico and within thirty-six months Manhattan will either manufacture a licensed product or close a sublicense agreement, or initiate a request for required government approval for a licensed product.

MANHATTAN SCIENTIFICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

DECEMBER 31, 2008 AND 2007

Equity Issued

During January 2009, the Company sold an additional 8,950,000 shares of common stock for approximately $179,000 from a private placement offering having commenced in April 2008. The private placement originally provided for the offer and sale of up to 50,000,000 unregistered shares of the Company’s common stock at a price of $0.02 per share, for an aggregate offering price of $1,000,000, and allowed the Company to accept or reject any oversubscription. In addition, 2,000,000 of the shares sold in this placement valued at $40,000 were issued as payment of legal services and no cash was received by the Company. All of the shares sold in the private placement were issued in February 2009.

In February 2009, the Company issued 1,000,000 shares to a consultant for services to be performed for a total value of $54,000 or $0.054 per share.

In February 2009, the Company issued 300,000 shares of common stock to a consultant for past services for a total value of $15,000 or $0.05 per share which had been included in accrued expenses at December 31, 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On March 27, 2009, we dismissed AJ. Robbins, PC as its independent registered public accounting firm.  On March 27, 2009, we engaged PMB Helin Donovan, LLP as our new independent registered public accounting firm. Our board of directors has approved the dismissal of AJ. Robbins, PC and the appointment of PMB Helin Donovan, LLP as our new independent registered public accounting firm.

During the fiscal years ended December 31, 2007 and 2006, and the subsequent interim periods through March 27, 2009, there were no disagreements between us and AJ. Robbins, PC on any matter listed under Item 304 Section (a)(1)(iv) of Regulation S-K, including accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of AJ. Robbins, PC would have caused AJ. Robbins, PC to make reference to the matter in its reports on our financial statements.  For the fiscal years ended December 31, 2007 and 2006, the reports of AJ. Robbins, PC on our financial statements for those fiscal years then ended did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle, except that the reports of AJ. Robbins, PC included a qualification as to our ability to continue as a going concern.

During the fiscal years ended December 31, 2007 and 2006 and the subsequent periods through March 27, 2009, prior to engaging PMB Helin Donovan, LLP, we did not consult PMB Helin Donovan, LLP regarding either:

1.

the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to our company nor oral advice was provided that PMB Helin Donovan, LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.

any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is explained in Item 304(a)(1)(iv) of Regulation S-K.

During the fiscal years ended December 31, 2007 and 2006 and the subsequent periods through March 27, 2009, prior to engaging PMB Helin Donovan, LLP, PMB Helin Donovan, LLP has not provided our company with either written or oral advice that was an important factor considered by our company in reaching a decision to change our company’s new independent registered public accounting firm from AJ. Robbins, PC to PMB Helin Donovan, LLP.

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

Management is responsible for establishing and maintaining adequate internal controls over financial reporting.  Beginning in 2007, management outsourced its accounting function including the financial reporting aspects to a CPA firm.  Concerning these outsourced services, management did not receive a SAS 70 (type 1 nor type 2) audit report covering the internal controls over the services provided by the CPA firm.  Absent this report, and based upon management’s knowledge of our operations and accounting functions, management’s assessment concerning the effectiveness of our internal controls and disclosure controls and procedures is that those are not effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and accumulated and communicated to our senior management, including our CEO, to allow timely decisions regarding required disclosures.

Our known material weaknesses include:

Resources: As of December 31, 2008, we had one full-time employee in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting.  As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

Written Policies & Procedures: We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner.

Audit Committee: We do not have, and are not required, to have an audit committee.  An audit committee would improve oversight in the establishment and monitoring of required internal controls and procedures.

Given the existence of these material weaknesses, management believes that other, non-identified material weaknesses may have existed and continue to exist.  These material weaknesses will be remedied as described below.

Management is committed to improving its internal controls and will (1) perform an assessment of its internal control using the COSO framework or other framework as deemed appropriate, (2) continue to use third party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities, (3) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (4) prepare and implement sufficient written policies and checklists for financial reporting and closing processes and (5) may consider appointing an audit committee comprised of independent board members in the future.

This annual report does not include an attestation report by our registered public accounting firm regarding our internal controls over financial reporting.

(b) Changes in Internal Controls

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages and biographical information of each of our directors and executive officers as of December 31, 2008 are set forth below. There are no existing family relationships between or among any of our executive officers or directors.

NAME	AGE	POSITION
Emmanuel Tsoupanarias	56	Chairman of the Board, President and Chief Executive Officer
Leonard Friedman	71	Secretary and Director
Frank Georgiou	58	Director
Chris Theoharis	56	Director
Marvin Maslow	71	Chairman Emeritus

There are no family relationships among any of our directors or officers.

As of December 31, 2008, the size of our Board of Directors is currently fixed at four members. Members of the Board serve until the next annual meeting of stockholders and until their successors are elected and qualified. Officers are appointed by and serve at the discretion of the Board.

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

LEONARD FRIEDMAN has served as a director since October 2007.  Mr. Friedman is an honors graduate of Hunter College with a B.S. degree in economics and a minor in accounting.  He is also a graduate of Brooklyn Law School.  Mr. Friedman was a founder and partner in the law firm of Anes, Friedman, Leventhal & Rubin from which he retired in 2000.  Until 2002, he was CEO of Fiasco of New York, Inc., a restaurant and real estate corporation that owned and operated eight restaurants in New York and California.

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

MARVIN MASLOW served as the CEO of Manhattan Scientifics from January 1998 until November 2007. From June 1990 through September 1996, Mr. Maslow served as chief executive officer of Projectavision, Inc., a company he co-founded to develop and market video projection technology. Since November 1996, Mr. Maslow has served as chief executive officer and chairman of the board of Tamarack Storage Devices, Inc. From 1999 through 2002, Mr. Maslow served as a director of NMXS.com, Inc. For more than 20 years, Mr. Maslow has been President of Normandie Capital Corp., a private investment and consulting company. Mr. Maslow is credited with the starting up and financing of more than 20 enterprises during his career. Mr. Maslow received an A.A.S. degree from the Rochester Institute of Technology in 1957 and an honorable discharge from the U.S. Army Signal Corps in 1963. Mr. Maslow is the special advisor to the Board of Directors of Manhattan Scientifics, Inc., a publicly traded company which is also one of our shareholders.  Mr. Maslow resigned in October 2007.  He now serves us as a non-executive chairman.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2008, we believe that our executive officers, directors and ten percent stockholders complied with all reporting requirements applicable to them.

CODE OF ETHICS

On March 31, 2005, we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation awarded by us to our executive officers for the fiscal years ended December 31, 2006, 2007 and 2008.  We do not have employment agreements with any of our officers.

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Emmanuel Tsoupanarias CEO and Chairman			-	-		-	-	-
	2007	100,000	-	-	(1) 49,768	-	-	(2) 284,002	433,770
	2008	100,000	-	-		-		-	100,000
Marvin Maslow Chairman Emeritus	2006	(3) 225,000	-	(4) 600,000	-	-	-	48,000	873,000
	2007	(3) 183,340	-	-	(5) 119,093	-	-	-	302,433
	2008	-	-	-	(6) 861,667	-	-	-	861,667

(1)

In November 2007, a warrant for 800,000 shares of common stock with an exercise price of $0.013 was granted.  The value of this option totaled $49,768 which was valued using the Black-Scholes option pricing model.

(2)

In May 2007, 14,200,106 shares of common stock were issued for services rendered before appointment as a director and officer.

 (3)

All salary earned for these years by Marvin Maslow was deferred and accrued.  The deferred salary for the years ended December 31, 2005 and 2006 was settled and written off.

 (4)

In May 2006, stock awards of 10,000,000 shares were made to Marvin Maslow.

(5)

In March 2007, an option for 10,000,000 shares of common stock with an exercise price of $0.014 was granted for services previously provided.  The value of this option totaled $109,982 which was valued using the Black-Scholes option pricing model. In October 2007, warrants for 800,000 shares of common stock with an exercise price of $0.013 were issued.  The value of these warrants totaled $9,111 which were valued using the Black-Scholes option pricing model.

(6)

In January 2008, we granted options for 15,000,000 shares of common stock with an exercise price of $0.013.  The value of these options approximated $861,667 which was valued using the Black-Scholes option pricing model based upon the following assumptions: stock price of $0.06 at grant date; 5 year term; volatility of 144%; and discount rate of 4.5%.

Our officers and directors do not presently receive any cash compensation from us for their service as officers and/or directors, except for equity in the form of stock options in lieu of cash, at the discretion of our Board of Directors.

BOARD OF DIRECTORS INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

None.

OUTSTANDING EQUITY AWARDS

Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)		Option Expiration Date

Marvin Maslow, Chairman Emeritus	3/7/2007 1/5/2008	10,000,000 15,000,000	- -	- -	$ $	0.0135 0.0130	3/7/2017 1/5/2019

		Warrant Awards
Name	Grant Date	Number of Securities Underlying Unexercised Warrants (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Warrants (#)	Number of Securities Underlying Unexercised Warrants (#) Unexercisable (1)	Warrant Exercise Price ($)	Warrant Expiration Date

Emmanuel Tsoupanarias, Chairman and CEO	11/9/2007	800,000	-	-	$0.013	11/9/2017

Marvin Maslow, Chairman Emeritus	10/11/2007	800,000	-	-	$0.013	10/11/2017

Leonard Friedman, Director	10/11/2007	800,000	-	-	$0.013	10/11/2017

Frank Georgiou, Director	10/11/2007	800,000	-	-	$0.013	10/11/2017

Chris Theoharis, Director	10/11/2007	800,000	-	-	$0.013	10/11/2017

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2008, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned. Share ownership in each case includes shares issuable upon exercise of options exercisable within 60 days of the date of this Annual Report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934 for purposes of computing the percentage of common stock owned by such person but not for purposes of computing the percentage owned by any other person. Unless otherwise indicated, the address of the below-listed persons is our address, 405 Lexington Avenue, 32nd Floor, New York, New York 10174.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class(1)

Marvin Maslow (2)	58,767,606	14.4%

Emmanuel Tsoupanarias (3)	15,250,106	4.0%

Leonard C. Friedman (4)	7,500,000	2.0%
Frank Georgiou (5)	25,000,106	6.6%
Chris Theoharis (6)	5,000,105	1.3%

Directors and Executive Officers as a group (5 persons)	113,517,923	27.2%

(1)

This tabular information is intended to conform with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 relating to the determination of beneficial ownership of securities.  The percent of class is based on 378,977,926 shares and, for each beneficial owner, gives effect to the exercise of warrants or options exercisable within 60 days of the date of this table owned, in each case, by the person or group whose percentage ownership is set forth herein.

(2)

Includes 28,947,606 shares of Common Stock, options to purchase 25,000,000 shares of Common Stock, a warrant to purchase 800,000 shares of Common Stock and 2,400,000 shares of Common Stock owned by his son and 1,120,000 shares of Common Stock owned by Mr. Maslow's wife and son.

(3)

Includes 14,200, 106 owned by Saraklis Inc, a corporation controlled by Mr. Tsoupanarias and a warrant to purchase 800,000 shares at a price of $0.013 per share.

(4)

Includes a warrant to purchase 800,000 shares at a price of $0.013 per share.

(5)

Includes 2,500,000 shares of Common Stock owned by his son and a warrant to purchase 800,000 shares at a price of $0.013 per share.

(6)

Includes a warrant to purchase 800,000 shares at a price of $0.013 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of December 31, 2008, we have loans payable of $450,000 and $545,000 payable to our former Chief Operating Officer and former Chief Executive Officer.  The loans bore interest at 5.5% per annum and were initially due December 31, 2002 and have been mutually extended and settled.  Under the terms of the settlement, dated December 12, 2007, the loans bear interest at 5% per annum and are now fully due on demand.  We have recorded interest expense for notes payable to these former officers of approximately $50,000 and $61,000 for the years ended December 31, 2008 and 2007, respectively.  Accrued interest related to these notes payable approximated $281,750 and $232,000 as of December 31, 2008 and 2007, respectively.  In May 2007, we issued 14,200,106 shares of common stock to its former Chief Executive Officer for settlement of debt totaling $71,000.  As part of the settlement in December 2007, the former Chief Operating Officer and former Chief Executive Officer collectively forgave $1,416,500 of their outstanding accrued salaries ($1,387,500) and note payable ($29,000) balances.  The amount forgiven has been accounted for as contributed capital.  Additionally, we repaid $5,000 of the former Chief Executive Officer’s note payable balance.  The remaining unpaid note payable balances totaling $995,000 at December 31, 2008 are due on demand, unsecured and accrue interest at five percent (5%) per annum.

Teich, Beim & Moro, P.C., an accounting firm in which Mr. Teich, our former treasurer and a director, is a principal, received approximately $48,000 and $35,000 of compensation for accounting services rendered to us during the years ended December 31, 2008 and December 31, 2007, respectively.

Weisner LLP, an accounting, professional services firm in which Mr. Anderson, our former director, was a partner, received approximately $9,000 of compensation for accounting services rendered to us during the year ended December 31, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by our independent auditors for the fiscal year ended December 31, 2008 and December 31, 2007:

Fee Category	Fiscal 2008	Fiscal 2007
Audit fees	$50,000	$89,750
Tax fees	-	-
Other fees	-	-
Total fees	$50,000	$89,750

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

ITEM 15. EXHIBITS

(a) EXHIBITS

Exhibit
Number

Description of Exhibit
----------   ----------------------

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

(9)

Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of May 2009.

MANHATTAN SCIENTIFIC, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on May 5, 2009, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Emmanuel Tsoupanarias	Chief Executive Officer,
Emmanuel Tsoupanarias	President, Chairman of the Board

/s/ Leonard Friedman	Secretary and Director
Leonard Friedman

/s/ Frank Georgiou	Director
Frank Georgiou

/s/ Chris Theoharis	Treasurer and Director
Chris Theoharis