Form 10-Q
period 2009-03-31
MANHATTAN SCIENTIFICS INC
filed 2009-05-15
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal quarter ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________________________to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 393,227,926 shares outstanding of registrant’s common stock, par value $.001 per share, as of April 30, 2009.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

TABLE OF CONTENTS

		Page

	PART I

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	1

	Unaudited Consolidated Statements of Operations and Other Comprehensive Income for the three months ended March 31, 2009 and March 31, 2008 and for the period from July 31, 1992 (Inception) through March 31, 2009	2

	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 and for the period from July31, 1992 (Inception) through March 31, 2009	3

	Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	12

Item 3	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4	Controls and Procedures	16

	PART II

Item 1.	Legal Proceedings	17

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

PART I

ITEM 1. FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$392,000	$567,000
Investments-available for sale	108,000	129,000

Total current assets	500,000	696,000

Investments	2,000	2,000
Intellectual property, net	283,000	290,000

Other asset	30,000	31,000

Total assets	$815,000	$1,019,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$287,000	$281,000
Accrued interest and expenses - related parties	495,000	552,000
Note payable to related party	545,000	545,000
Note payable to former officers	450,000	450,000
Convertible note payable - other	33,000	33,000

Total current liabilities	1,810,000	1,861,000

STOCKHOLDER’S DEFICIT
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares; issued and outstanding - none	—	—
Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding	—	—
Series C convertible, redeemable, authorized 14,000 shares; issued and outstanding - none	—	—
Common, authorized 500,000,000 shares, 393,227,926 and 378,977,926 shares issued, and outstanding, respectively	393,228	379,726
Additional paid-in-capital	51,479,772	51,292,274
Other accumulated comprehensive income	108,000	129,000
Deficit accumulated during the development stage	(52,976,000)	(52,643,000)

Total Stockholder’s deficit	(995,000)	(842,000)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$815,000	$1,019,000

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

			PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH MARCH 31, 2009

	THREE MONTHS ENDED MARCH 31,
	2009	2008

Revenue	$—	$—	$856,000

Operating costs and expenses:
General and administrative	321,000	1,239,000	45,008,000
Research and development	—	52,000	9,020,000
Impairment charge of certain patents	—	—	189,000

Total operating costs and expenses	321,000	1,291,000	54,217,000

Loss from operations before other income and expenses	(321,000)	(1,291,000)	(53,361,000)

Other income and expenses:
Gain from sale of equity interest	—	—	885,000
Gain on settlement of NMXS.com option	—	—	50,000
Gain on legal settlement	—	—	14,000
Proceeds from sale of NMXS.com common stock	—	—	393,000
Gain from sale of Novint Technologies Inc. common stock	—	50,000	1,984,000
Gain on issuance of investor common stock	—	—	531,000
Contract revenue	—	—	3,741,000
Interest and other expenses	(13,000)	(12,000)	(1,145,000)
Interest income	1,000	2,000	193,000
Equity in losses of investees	—	—	(1,243,000)
Gain / (loss) on disposal of equipment	—	—	(13,000)

NET LOSS	(333,000)	(1,251,000)	(47,971,000)

Other comprehensive income
Unrealized gain (loss) on available for sale investments	(21,000)	—	108,000

OTHER COMPREHENSIVE LOSS	$(354,000)	$(1,251,000)	(47,863,000)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares outstanding	384,519,593	319,478,985

Basic and diluted loss per common share	$(0.00)	$(0.00)

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH MARCH 31, 2009

	THREE MONTHS ENDED MARCH 31,
	2009	2008

CASH FLOWS (TO) FROM OPERATING ACTIVITIES:
Net loss	$(333,000)	$(1,251,000)	$(47,971,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of investments	—	(50,000)	(2,373,000)
Gain on settlement of NMXS.com option	—	—	(50,000)
Gain from sale of equity interest in Horizon	—	—	(885,000)
Gain on issuance of investee common stock	—	—	(531,000)
Common stock issued for services	—	—	7,998,000
Preferred stock issued for services	—	—	598,000
Stock options issued for services	—	1,034,000	11,072,000
Cashless stock option exercise	—	—	126,000
Warrants issued for services	—	—	2,556,000
Convertible note issued for services	—	—	108,000
Financing costs payable with common stock	—	—	191,000
Financing costs related to beneficial conversion feature of convertible notes	—	—	1,361,000
Loss of equity investee	—	—	1,207,000
Amortization of technology license	—	—	552,000
Amortization of patents and intellectual property	7,000	52,000	2,087,000
Loss on disposal of equipment	—	—	28,000
Impairment charge of certain patents	—	—	189,000
Impairment charge on property and equipment	—	—	8,000
Depreciation	—	—	1,127,000
Changes in:
Prepaid expenses and other assets	1,000	—	226,000
Accounts payable and accrued expenses	6,000	15,000	3,363,000
Accrued interest and expenses - related parties	(57,000)	9,000	495,000

Net cash (used in) provided by operating activities:	(376,000)	(191,000)	(18,518,000)

CASH FLOWS (TO) FROM INVESTING ACTIVITIES:

Purchase of equipment			(432,000)
Purchase of investment	—	—	(100,000)
Proceeds acquired from purchase of Metallicum, Inc.	—	—	7,000
Proceeds from sale of equipment	—	—	18,000
Proceeds from sale of equity interest			885,000
Proceeds from settlement of NMXS.com	—	—	50,000
Proceeds received from sale of investment	—	—	1,690,000

Net cash provided by (used in) investing activities	—	—	2,118,000

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH MARCH 31, 2009

	THREE MONTHS ENDED MARCH 31,
	2009	2008

CASH FLOWS (TO) FROM FINANCING ACTIVITIES:
Purchase of treasury stock for retirement	—	—	(315,000)
Note payable to stockholders			2,374,000
Proceeds from convertible promissory notes	—	—	1,060,000
Proceeds from note payable - other	—	—	634,000
Repayment of note payable - other	—	—	(435,000)
Repayment of note payable to former officers	—	—	(530,000)
Net proceeds from issuance of preferred stock	—	—	3,569,000
Net proceeds from issuance of common stock	201,000	—	10,580,000
Loan repayment to preferred stockholder	—	—	(148,000)
Capital lease payments	—	—	(13,000)
Return of security deposit			16,000

Net cash provided by (used in) financing activities	201,000	—	16,792,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(175,000)	(191,000)	392,000
Cash and cash equivalents, beginning of period	567,000	452,000	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$392,000	$261,000	$392,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	—	—	111,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets contributed to the company in exchange for
Series A preferred stock			45,000
Issuance of 14,391,627 common shares to acquire intangible assets			15,000
Special distribution of 14,391,627 common shares to stockholder in settlement of stockholder advances			376,000
Issuance of 7,200,000 common shares to acquire intangible assets			1,440,000
Issuance of Series A preferred stock and warrants in settlement of note payable and accrued interest			1,830,000
Issuance of 1,000,000 common shares to acquire intangible assets			1,000,000
Issuance of 100,000 common shares to acquire furniture and fixtures			49,000
Issuance of 78,000 common shares in satisfaction of accrued expenses			15,000
Issuance of 10,500 common shares to acquire furniture and fixtures			40,000
Issuance of 1,400,00 common shares to acquire Teneo Computing			785,000
Issuance of 1,000,000 common shares to purchase 42% of Novint			561,000
Issuance of 641,274 common shares in satisfaction of note payable			48,000
Issuance of 3,180,552 common shares in satisfaction of accrued expenses			159,000
Issuance of 1,277,685 common shares in satisfaction of accrued expenses			83,000
Issuance of 795,324 common shares in settlement of note payable			45,000
Issuance of 1,184,220 common shares in satisfaction of accrued expenses			59,000
Issuance of 106,000,000 common shares for conversion of convertible notes			1,060,000
Issuance of 14,200,106 common shares in satisfaction of note payable			71,000
Issuance of 15,000,000 common shares for acquisition of Metallicum, Inc.			300,000
Issuance of 1,125,926 common shares in satisfaction of accrued expenses		$45,000	45,000

See notes to unaudited consolidated financial statements

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the period ended December 31, 2008. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three months period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

NOTE 2 - ORGANIZATION AND OPERATIONS

Manhattan Scientifics, Inc., a Delaware corporation (formerly Grand Enterprises, Inc) (“Grand”) was established on July 31, 1992 and has three wholly-owned subsidiaries: Metallicum, Inc., (“Metallicum”), Tamarack Storage Devices, Inc. (“Tamarack”) and Teneo Computing, Inc. (“Teneo”) (collectively “the Company”), a development stage enterprise. Currently, Metallicum is the only operating subsidiary; and Tamarack and Teneo are dormant. On June 12, 2008, the Company acquired Metallicum, Inc, for 15,000,000 shares of Company’s common stock, (Manhattan Scientifics, Inc., operates as a technology incubator that seeks to acquire, develop and commercialize life-enhancing technologies in various fields, with emphasis in the areas of alternative energy, and consumer and commercial electronics. In this capacity, the Company continues to identify emerging technologies through strategic alliances with scientific laboratories, educational institutions, and scientists and leaders in industry and government. The Company has a long standing relationship with Los Alamos Laboratories in New Mexico. During 2008, the Company refocused its efforts from the development of its fuel cell technologies to its current focus on the development of nanomaterials through the acquisition of Metallicum.

Metallicum is a nanotechnology start-up company located in Santa Fe, New Mexico. Metallicum Inc. has focused on the development and manufacture of nanostructured metals for medical implants and other applications. Metallicum intends to establish manufacturing partner relationships with major Fortune 500 metals companies and strategic partnering with significant customers in the medical device & prosthetics industries as well as in auto, truck, & aircraft manufacturing industries. Metallicum’s initial products include nanostructured bulk metals and alloys in the form of rod, bar, wire and foil. The Company conducts its operations primarily in the United States.

Manhattan Scientifics purchased Metallicum to acquire its licensed rights to patented technology. The technology is comprised of three US Patents (US Patent numbers 7152448, 6197129 and 6399215) for which Metallicum (subsequently, Manhattan) had been assigned an exclusive license rights by Los Alamos National Security LLC (LANL). Under the license rights, Metallicum had all rights, title and interest throughout the world in and to any and all inventions, original works of authorship, developments, concepts, know-how, improvements on the patents or trade secrets whether or not patentable or registrable under copyright or similar laws.

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

NOTE 3 - GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to incur recurring losses and at March 31, 2009, had an accumulated deficit of $52,976,000. For the three months ended March 31, 2009, the Company sustained a net loss of $333,000. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS

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

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represents its fair value. In January 2009, the Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At March 31, 2009, accumulated amortization was $22,000. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

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

INCOME TAXES

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

STOCK-BASED COMPENSATION

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

The estimated fair value of grants of stock options and warrants to nonemployees of the Company is charged to expense, if applicable, in the financial statements. The Company did not issue any options or warrants during the three months ended March 31, 2009.

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The fair value of the Company’s debt as of March 31, 2009 and December 31, 2008 approximated fair value at those times.

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

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of March 31, 2009 and December 31, 2008 because of the relative short term nature of these instruments. At March 31, 2009 and December 31, 2008 the fair value of the Company’s debt approximates carrying value. The fair value of the Company’s available for sale securities was $108,000 at March 31, 2009 and these securities are classified as Level 1. (See Note 6).

BASIC AND DILUTED LOSS PER SHARE:

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The Company’s computation of dilutive net loss per share for the three months and year ended March 31, 2009 and December 31, 2008, does not assume any exercise of options, warrants or shares issuable upon conversion of the series B preferred stock and common shares, which totaled 40,245,000, 4,000,000 and 499,990 respectively, for the three months and year ended March 31, 2009 and December 31, 2008, as their effect is antidilutive.

Basic and diluted net loss per common share is presented in accordance with SFAS 128, “Earnings Per Share”. Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the applicable reporting periods. The Company’s computation of dilutive net loss per share for the three months ended March 31, 2009 and the year ended December 31, 2008 does not assume any exercise of options or warrants or shares issuable upon conversion of the series B preferred stock and common shares, respectively, as their effect is antidilutive.

RECLASSIFICATIONS

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. We do not believe that the implementation of this standard will have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. We do not believe that the implementation of this standard will have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. We do not believe that the implementation of this standard will have a material impact on our financial statements.

In November of 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required in fiscal 2015 to prepare financial statements in accordance with IFRS. However, the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements, and we will continue to monitor the development of the potential implementation of IFRS.

In March 2009, FASB unanimously voted for the FASB “Accounting Standards Codification” (the “Codification”) to be effective beginning on July 1, 2009. Other than resolving certain minor inconsistencies in current United States Generally Accepted Accounting Principles (“GAAP”), the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. Once approved, the Codification will be the single source of authoritative U.S. GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by us to have a material impact on our present or future financial statements.

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 5 – CAPITAL TRANSACTIONS

Capital transactions during three months ended March 31, 2009:

In February 2009, the Company issued 14,250,000 shares of common stock for approximately $201,000 from a private placement offering. The private placement originally provided for the offer and sale of up to 50,000,000 unregistered shares of the Company’s common stock at a price of $0.02 per share, for an aggregate of $1,000,000 and allowed the Company to accept or reject any oversubscription. As of March 31, 2009, the Company has sold a total of 53,657,000 shares of common stock related to the private placement for total proceeds of $1,073,000 and incurred offering costs approximating $46,000 of which $27,000 was paid in cash and 750,000 shares of common stock were issued.

In February 2009, we issued 1,000,000 shares to a consultant for services to be performed for a total value of $50,000 or $0.050 per share. In February 2009, we issued 300,000 shares of common stock to a consultant for past services for a total value of $15,000 or $0.05 per share which had been included in accrued expenses at December 31, 2008.

Capital transactions during three months ended March 31, 2008:

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

NOTE 6 – INVESTMENTS

The Company made an investment in Novint Technologies Inc. (“Novint”) in 2001. The Company initially recorded its investment using the equity method of accounting and wrote down the investment to $-0- in 2004 as it recorded its proportionate share of Novint’s net loss. For the years ended December 31, 2008 and 2007, the Company gave 53,191 and 92,216 shares of Novint stock as payment of accrued liabilities and notes payable, related party and recorded a gain on the exchange of those shares of $50,000 and $77,000, respectively which was based on the fair market value of the stock on the date of exchange. In addition during the year ended December 31, 2007, the Company distributed 530,000 shares of Novint related to convertible promissory notes issued during 2007. As a result, the Company recognized a gain on this distribution totaling $393,000 during the year ended December 31, 2007.

As of December 31, 2008, the Company owned 1,075,648 shares of Novint common stock or approximately 3%, in accordance with SFAS 157, the fair value of the Novint shares is $108,000 at March 31, 2009. The Company recorded $21,000 as other comprehensive loss due to change in fair value during the three months ended March 31, 2009.

The Company has an additional investment in Aprilis, Inc. which is accounted for at a cost of $2,000.

NOTE 7—OTHER ASSETS

Other assets consist of Artwork held for sale and deposits. The original cost of the artwork was $36,000. During the year ended December 31, 2007 the Company impaired the value of the artwork to $28,000.

NOTE 8 – RELATED PARTY AND FORMER OFFICER NOTES PAYABLE

In December 2007, the former Chief Operating Officer and former Chief Executive Officer collectively forgave $1,416,500 of their outstanding accrued salaries ($1,387,500) and note payable ($29,000) balances. The amount forgiven has been accounted for as contributed capital. Additionally, the Company repaid $5,000 of the former Chief Executive Officer’s note payable balance. The remaining unpaid notes payable balances totaling $995,000 at March 31, 2009 and December 31, 2008 comprised of loans payable of $450,000 and $545,000 to its former Chief Operating Officer and Chief Executive Officer, respectively.

The loans bore interest at 5.5% per annum and were initially due December 31, 2002 and have been mutually extended and settled. Under the terms of the note extensions dated December 12, 2007, the loans bear interest at 5% per annum and are now due on demand. The Company has recorded interest expense for notes payable to these former officers of approximately $12,000 and $12,000 for the three months ended March 31, 2009 and 2008, respectively. Accrued interest related to these notes payable approximated $294,000 and $282,000 as of March 31, 2009 and December 31, 2008, respectively and is included in accrued liabilities, related parties.

NOTE 9 – CONVERTIBLE NOTES PAYABLE – OTHER

During the years ended December 31, 2005 and December 31, 2004, the Company issued convertible notes in the amount of $33,000. The notes had a one year maturity date, are noninterest bearing and upon maturity convertible at the current per share price. These notes have not been paid and are currently in default.

NOTE 10 – PRO FORMA UNAUDITED CONSOLIDATED RESULTS OF OPERATIONS

In June 12, 2008, the Company completed the purchase of Metallicum, Inc., a privately held research and development company of nanostructured materials, by acquiring all of the outstanding capital stock of Metallicum, Inc. for a total purchase price of $305,000. Metallicum, Inc.’s results of operations have been included in the consolidated financial statements since the date of acquisition. As a result of the acquisition, the Company is expected to be a leading provider of nanostructured materials and uses of these materials.

The following pro forma consolidated results of operations for the three months ended March 31, 2008 as though the Metallicum acquisition had been completed as of January 1, 2008:

	For the three months ended March31, 2008

	Consolidated As Reported	Pro Forma Adjustments	Pro Forma Consolidated

Revenue	$—	$2,000	$—

Operating costs and expenses:
General and administrative	1,239,000	1,000	1,240,000
Research and development costs	52,000	1,000	553,000

Total operating costs and expenses	1,291,000	2,000	1,293,000

Loss from operations	(1,291,000)	—	(1,291,000)

Other income (expenses):	40,000	(1,000)	(1,000)

Net Loss	$(1,251,000)	$(1,000)	$(1,252,000)

Loss per share	$0.00	$0.00	$0.00

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

•

Haptics “Touch and Feel” computer applications, which is a technology that allows computer users to be able to touch and feel any objects they see on their computer screen with the aid of special “mouse.” Detailed texture, object-weight, stickiness, viscosity and object density can be “felt” or sensed. Management believes this haptics technology may positively impact the way computers are used everywhere by introducing the ability to “touch.” (Please see Haptics “Touch and Feel” Internet Applications and Investment in Novint Technologies, Inc.”

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

Metallicum is a nanotechnology start-up company located in Santa Fe, New Mexico. Metallicum has focused on the development and manufacture of nanostructured metals for medical implants and other applications. Metallicum intends to establish manufacturing partner relationships with major Fortune 500 metals companies and strategic partnering with significant customers in the medical device & prosthetics industries as well as in auto, truck, & aircraft manufacturing industries. Metallicum’s initial products include nanostructured bulk metals and alloys in the form of rod, bar, wire and foil.

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

The technology is expected to trim thousands of pounds from airplanes and hundreds of pounds from cars without sacrificing structural strength or adding significant cost. The nanostructured metals also have wide implications for use in the medical device and prosthetics industries including dental implants, replacements for hips, shoulders, knees and cardio vascular stents. In December 2008, a manufacturing joint venture partner in Albuquerque, N.M. received U.S. Food and Drug Administration 510(k) clearance to market nanostructured titanium metal dental implants using our technology. This clearance positions us closer to our goal of commercializing our technology for nanostructured metals. We are in talks with many of the key manufacturers of dental implants and have signed material testing agreements with several manufacturers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008.

REVENUES. We had no revenues for the three month periods ended March 31, 2009 and 2008.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $321,000 for the three months ended March 31, 2009 compared with $1,239,000 for the three months ended March 31, 2008. General and administrative expenses consisted of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses decreased in 2009 as a result of a 2008 grant of options for 18,000,000 shares of common stock with an exercise price of $0.013 granted to a consultant and our former CEO who currently serves a senior consultant. These options replaced 16,000,000 options previously granted with an exercise price of $0.05 per share. The value of these options totaled $1,034,000 which was valued using the Black-Scholes option pricing model based upon the following assumptions: stock price of $0.06 at grant date; 5 year term; volatility of 144%; and discount rate of 3.18%.

RESEARCH AND DEVELOPMENT. Research and development expenses were $52,000 for three months ended March 31, 2008 reflecting the amortization of our patents. We fully amortized these patents in 2008.

NET LOSS. Our net loss was $333,000 for three months ended March 31, 2009 compared to $1,251,000 for the three months ended March 31, 2008. The decrease in net loss resulted from lower general and administrative expenses partially offset by a $50,000 gain from the sale of stock of Novint Technologies Inc. (“Novint”) in the three months ended March 31, 2008.

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

At March 31, 2009, our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, and 1,075,648 shares of common stock of Novint.; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

We had a decrease of $376,000 in cash and cash equivalents for the three months ended March 31, 2009, as a result of cash used by operating activities compared with a $191,000 decrease in cash and cash equivalents in the three months ended March 31, 2008 as a result of cash used by operating activities during the period. The increase in cash used was the result of a higher net loss, net of the $1,034,000 charge in 2008 for the grant of options to a consultant and our former CEO who currently serves a senior consultant, and more cash used to reduce accrued interest and expenses for related parties in 2009. As a result of the issuance of common stock, we were able to provide $201,000 from financing activities during the first quarter of 2009.

Working capital was a deficit of $1,310,000 on March 31, 2009 compared with a deficit of $1,165,000 on December 31, 2008.

Stockholders’ equity totaled a deficit of $995,000 on March 31, 2009 compared with a deficit of $842,000 on December 31, 2008. During April 2008 through January 2009, we sold approximately $1,100,000 from a private placement offering at a price of $0.02 per share.

We do not expect any significant change in the total number of employees in the near future. We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next 12 months, although we have no agreements regarding any such technologies, other than Metallicum as of the date hereof.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of March 31, 2009, we had $392,000 in cash. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, borrowing as appropriate, and our cash on hand. However, we do not know if those resources will be adequate to cover our capital requirements.

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

Impairment of Long-Lived Assets:

We assess the impairment of our long-lived assets periodically in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”. Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable, we will compare undiscounted net cash flows estimated to be generated by those assets to the carrying amount of those assets. When these undiscounted cash flows are less than the carrying amounts of the assets, we will record impairment losses to write the asset down to fair value, measured by the discounted estimated net future cash flows expected to be generated from the assets. To date there has been no impairment.

License Agreements

In 2008, we obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represents its fair value. We obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At March 31, 2009, accumulated amortization was $22,000. Under the terms of the agreement, we may be required to pay royalties, as defined, to the licensors.

Investments - Available-for-Sale Investments

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

On January 1, 2006, we adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletins No. 107 and 110 (“SAB 107” and “SAB 110”) relating to SFAS 123(R). We have applied the provisions of SAB 107 and SAB 110 in our adoption of SFAS 123(R). We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning in 2006. Our financial statements as of the three months ended March 31, 2009 and reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods do not include the impact of SFAS 123(R). The estimated fair value of grants of stock options and warrants to our nonemployees is charged to expense, if applicable, in the financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

(b) Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2009, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2009, the Company entered into a patent license agreement with Los Alamos National Security, LLC for the exclusive licensing use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. Pursuant to such agreement we provided a non-refundable fee and 2,000,000 shares of our common stock.

In February 2009, the Company issued 14,250,000 shares of common stock for approximately $201,000 from a private placement offering. The private placement originally provided for the offer and sale of up to 50,000,000 unregistered shares of the Company’s common stock at a price of $0.02 per share, for an aggregate of $1,000,000 and allowed the Company to accept or reject any oversubscription. As of March 31, 2009, the Company has sold a total of 53,657,000 shares of common stock related to the private placement for total proceeds of $1,051,000 and incurred offering costs approximating $46,000 of which $27,000 was paid in cash and 750,000 shares of common stock were issued.

In February 2009, we issued 1,000,000 shares to a consultant for services to be performed for a total value of $50,000 or $0.050 per share. In February 2009, we issued 300,000 shares of common stock to a consultant for past services for a total value of $15,000 or $0.05 per share which had been included in accrued expenses at December 31, 2008.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 2009.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias

Emmanuel Tsoupanarias
Chief Executive Officer