Form 10-Q
period 2009-06-30
MANHATTAN SCIENTIFICS INC
filed 2009-08-14
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal quarter ended June 30, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐	No ☒

There were 396,252,926 shares outstanding of registrant’s common stock, par value $.001 per share, as of July 20, 2009.

TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	1

	Unaudited Consolidated Statements of Operations and Other Comprehensive Income for the three months ended June 30, 2009 and June 30, 2008 and for the period from July 31, 1992 (Inception) through June 30, 2009	2

	Unaudited Consolidated Statements of Operations and Other Comprehensive Income for the three months ended June 30, 2009 and June 30, 2008 and for the period from July 31, 1992 (Inception) through June 30, 2009	3

	Unaudited Consolidated Statements of Cash Flows for the three months ended June 30, 2009 and 2008 and for the period from July31, 1992 (Inception) through June 30, 2009	4

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	12

Item 3	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4	Controls and Procedures	16

	PART II

Item 1.	Legal Proceedings	17

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

PART I

ITEM 1. FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2009	DECEMBER 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$229,000	$567,000
Investments-available for sale	376,000	129,000

Total current assets	605,000	696,000

Investments	2,000	2,000
Intellectual property, net	275,000	290,000

Other asset	30,000	31,000

Total assets	$912,000	$1,019,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$270,000	$281,000
Accrued interest and expenses - related parties	518,000	552,000
Note payable to related party	545,000	545,000
Note payable to former officers	450,000	450,000
Convertible note payable - other	33,000	33,000

Total current liabilities	1,816,000	1,861,000

STOCKHOLDER’S DEFICIT
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares; issued and outstanding - none	—	—
Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding	—	—
Series C convertible, redeemable, authorized 14,000 shares; issued and outstanding - none	—	—
Common, authorized 500,000,000 shares, 396,252,926 and 378,977,926 shares issued, and outstanding, respectively	396,000	379,000
Additional paid-in-capital	51,509,000	51,293,000
Other accumulated comprehensive income	376,000	129,000
Deficit accumulated during the development stage	(53,185,000)	(52,643,000)

Total Stockholder’s deficit	(904,000)	(842,000)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$912,000	$1,019,000

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH
	2009	2008	JUNE 30, 2009
Revenue	$22,000	$—	$878,000

Operating costs and expenses:
General and administrative	219,000	245,000	45,227,000
Research and development	—	52,000	9,020,000
Impairment charge of certain patents	—	—	189,000

Total operating costs and expenses	219,000	297,000	54,436,000

Loss from operations before other income and expenses	(197,000)	(297,000)	(53,558,000)

Other income and expenses:
Gain from sale of equity interest	—	—	885,000
Gain on settlement of NMXS.com option	—	—	50,000
Gain on legal settlement	—	—	14,000
Proceeds from sale of NMXS.com common stock	—	—	393,000
Gain from sale of Novint Technologies Inc. common stock	—	—	1,984,000
Gain on issuance of investor common stock	—	—	531,000
Contract revenue	—	—	3,741,000
Interest and other expenses	(12,000)	(13,000)	(1,157,000)
Interest income	—	2,000	193,000
Equity in losses of investees	—	—	(1,243,000)
Gain / (loss) on disposal of equipment	—	—	(13,000)

NET LOSS	(209,000)	(308,000)	(48,180,000)

Other comprehensive income
Unrealized gain (loss) on available for sale investments	268,000	—	376,000

OTHER COMPREHENSIVE INCOME (LOSS)	$59,000	$(308,000)	(47,804,000)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares outstanding	394,779,300	323,048,399

Basic and diluted loss per common share	$(0.00)	$(0.00)

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH
	2009	2008	JUNE 30, 2009
Revenue	$22,000	$—	$878,000

Operating costs and expenses:
General and administrative	540,000	1,484,000	45,227,000
Research and development	—	104,000	9,020,000
Impairment charge of certain patents	—	—	189,000

Total operating costs and expenses	540,000	1,588,000	54,436,000

Loss from operations before other income and expenses	(518,000)	(1,588,000)	(53,558,000)

Other income and expenses:
Gain from sale of equity interest	—	—	885,000
Gain on settlement of NMXS.com option	—	—	50,000
Gain on legal settlement	—	—	14,000
Proceeds from sale of NMXS.com common stock	—	—	393,000
Gain from sale of Novint Technologies Inc. common stock	—	50,000	1,984,000
Gain on issuance of investor common stock	—	—	531,000
Contract revenue	—	—	3,741,000
Interest and other expenses	(25,000)	(25,000)	(1,157,000)
Interest income	1,000	4,000	193,000
Equity in losses of investees	—	—	(1,243,000)
Gain / (loss) on disposal of equipment	—	—	(13,000)

NET LOSS	(542,000)	(1,559,000)	(48,180,000)

Other comprehensive income
Unrealized gain (loss) on available for sale investments	247,000	—	376,000

OTHER COMPREHENSIVE INCOME (LOSS)	$(295,000)	$(1,559,000)	(47,804,000)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares outstanding	389,677,788	321,263,692

Basic and diluted loss per common share	$(0.00)	$(0.00)

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH
	2009	2008	JUNE 30, 2009
CASH FLOWS (TO) FROM OPERATING ACTIVITIES:
Net loss	$(542,000)	$(1,559,000)	$(48,180,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of investments	—	(50,000)	(2,373,000)
Gain on settlement of NMXS.com option	—	—	(50,000)
Gain from sale of equity interest in Horizon	—	—	(885,000)
Gain on issuance of investee common stock	—	—	(531,000)
Common stock issued for services	30,000	23,000	8,028,000
Preferred stock issued for services	—	—	598,000
Stock options issued for services	—	1,034,000	11,072,000
Warrants issued for services	—	—	2,556,000
Convertible note issued for services	—	—	108,000
Financing costs payable with common stock	—	—	191,000
Financing costs related to beneficial conversion feature of convertible notes	—	—	1,361,000
Loss of equity investee	—	—	1,207,000
Amortization of technology license	15,000	—	567,000
Amortization of patents and intellectual property	—	104,000	2,080,000
Loss on disposal of equipment	—	—	28,000
Writedown of acquisition price of Metallicum, Inc.	—	5,000	—
Impairment charge of certain patents	—	—	189,000
Impairment charge on property and equipment	—	—	8,000
Depreciation	—	—	1,127,000
Changes in:
Prepaid expenses and other assets	1,000	17,000	226,000
Accounts payable and accrued expenses	(11,000)	75,000	3,346,000
Accrued interest and expenses—related parties	(34,000)	23,000	518,000
Net cash (used in) operating activities:	(541,000)	(328,000)	(18,809,000)

CASH FLOWS (TO) FROM INVESTING ACTIVITIES:

Purchase of equipment			(432,000)
Purchase of investment	—	—	(100,000)
Proceeds acquired from purchase of Metallicum, Inc.	—	7,000	7,000
Proceeds from sale of equipment	—	—	18,000
Proceeds from sale of equity interest	—	—	885,000
Proceeds from settlement of NMXS.com	—	—	50,000
Proceeds received from sale of investment	—	—	1,690,000
Net cash provided by investing activities	—	7,000	2,118,000

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH
	2009	2008	JUNE 30, 2009

CASH FLOWS (TO) FROM FINANCING ACTIVITIES:
Purchase of treasury stock for retirement	—	—	(315,000)
Note payable to stockholders	—	—	2,374,000
Proceeds from convertible promissory notes	—	—	1,060,000
Proceeds from note payable - other	—	—	634,000
Repayment of note payable - other	—	—	(435,000)
Repayment of note payable to former officers	—	—	(530,000)
Net proceeds from issuance of preferred stock	—	—	3,569,000
Net proceeds from issuance of common stock	203,000	407,000	10,708,000
Loan repayment to preferred stockholder	—	—	(148,000)
Capital lease payments	—	—	(13,000)
Return of security deposit	—	—	16,000

Net cash provided by financing activities	203,000	407,000	16,920,000
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(338,000)	86,000	229,000
Cash and cash equivalents, beginning of period	567,000	452,000	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$229,000	$538,000	$229,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	—	—	111,000
Taxes paid	—	—	—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets contributed to the company in exchange for
Series A preferred stock	—	—	45,000
Issuance of 14,391,627 common shares to acquire intangible assets	—	—	15,000
Special distribution of 14,391,627 common shares to stockholder in settlement of stockholder advances	—	—	376,000
Issuance of 7,200,000 common shares to acquire intangible assets	—	—	1,440,000
Issuance of Series A preferred stock and warrants in settlement of note payable and accrued interest	—	—	1,830,000
Issuance of 1,000,000 common shares to acquire intangible assets	—	—	1,000,000
Issuance of 100,000 common shares to acquire furniture and fixtures	—	—	49,000
Issuance of 78,000 common shares in satisfaction of accrued expenses	—	—	15,000
Issuance of 10,500 common shares to acquire furniture and fixtures	—	—	40,000
Issuance of 1,400,00 common shares to acquire Teneo Computing	—	—	785,000
Issuance of 1,000,000 common shares to purchase 42% of Novint	—	—	561,000
Issuance of 641,274 common shares in satisfaction of note payable	—	—	48,000
Issuance of 3,180,552 common shares in satisfaction of accrued expenses	—	—	159,000
Issuance of 1,277,685 common shares in satisfaction of accrued expenses	—	—	83,000
Issuance of 795,324 common shares in settlement of note payable	—	—	45,000
Issuance of 1,184,220 common shares in satisfaction of accrued expenses	—	—	59,000
Issuance of 106,000,000 common shares for conversion of convertible notes	—	—	1,060,000
Issuance of 14,200,106 common shares in satisfaction of note payable	—	—	71,000
Issuance of 15,000,000 common shares for acquisition of Metallicum, Inc.	—	563,000	563,000
Issuance of 1,125,926 common shares in satisfaction of accrued expenses	—	$45,000	45,000

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS-UNAUDITED

June 30, 2009

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

Operating results for the three and six months period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The consolidated financial information as of December 31, 2008 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended, December 31, 2008.

NOTE 2 – ORGANIZATION AND OPERATIONS

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

In January 2009, the Company entered into a patent license agreement with Los Alamos National Security, LLC for the exclusive licensing use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. Pursuant to such agreement the Company provided a non-refundable fee and 2,000,000 shares of our common stock. Additionally, the Company is required to pay an annual license fee starting in February 2010 and royalties on future net sales.

MANHATTAN SCIENTIFICS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS-UNAUDITED

June 30, 2009

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

NOTE 3 - GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to incur recurring losses and at June 30, 2009, had an accumulated deficit of $53,185,000. For the six months ended June 30, 2009, the Company sustained a net loss of $542,000. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its three wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

DEVELOPMENT STAGE ENTERPRISE:

The Company has not generated any significant revenue since inception. The accompanying financial statements have, therefore, been prepared using the accounting formats prescribed by Financial Accounting Standards Board Statement No. 7, Accounting and Reporting by Development Stage Enterprises, (SFAS No. 7) for a development stage enterprise (DSE). Although the Company has recognized some nominal amount of revenue, the Company still believes it is devoting substantial efforts on developing the business and, therefore, still qualifies as a DSE.

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represents its fair value. In January 2009, the Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At June 30, 2009, accumulated amortization was $29,000. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

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

MANHATTAN SCIENTIFICS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS-UNAUDITED

June 30, 2009

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

MANHATTAN SCIENTIFICS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS-UNAUDITED

June 30, 2009

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

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of June 30, 2009 and December 31, 2008 because of the relative short term nature of these instruments. At June 30, 2009 and December 31, 2008 the fair value of the Company’s debt approximates carrying value. The fair value of the Company’s available for sale securities was $376,000 at June 30, 2009 and these securities are classified as Level 1. (See Note 6).

MANHATTAN SCIENTIFICS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS-UNAUDITED

June 30, 2009

BASIC AND DILUTED LOSS PER SHARE

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

The Company’s computation of dilutive net loss per share for the three and six months ended June 30, 2009, and year ended December 31, 2008, does not assume any exercise of options, warrants or shares issuable upon conversion of the series B preferred stock and common shares, which totaled 40,245,000, 4,000,000 and 499,990 respectively, for the three and six months ended June 30, 2009 and year ended December 31, 2008, as their effect is antidilutive.

Basic and diluted net loss per common share is presented in accordance with SFAS 128, “Earnings Per Share”. Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the applicable reporting periods. The Company’s computation of dilutive net loss per share for the three and six months ended June 30, 2009 and the year ended December 31, 2008 does not assume any exercise of options or warrants or shares issuable upon conversion of the series B preferred stock and common shares, respectively, as their effect is antidilutive.

Revenue Recognition:

To date the only revenue generated is from the sale of non-exclusive license agreements related to the Company’s  technology and sample materials.  The Company has determined that because of the non-recurring nature of these revenues, it is still a Development Stage Enterprise.

Revenue is recognized when the four basic criteria of revenue recognition are met: (i) a contractual agreement exists; (ii) transfer of technology (intellectual property) has been completed or services have been rendered; (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), to establish general standards of accounting for and the disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires disclosure of the date through which the Company has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a material impact on the Company’s  consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”) - a replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles.  Under the provisions of SFAS 168, the Codification will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  The rules and interpretive releases of the SEC under authority federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  The provisions of SFAS 168 are effective for financial statements issued for interim and annual periods ending after September 15, 2009. Management is currently reviewing the provisions of SFAS 168 to determine the impact on the Company’s disclosures  in the consolidated financial statements.

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

MANHATTAN SCIENTIFICS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS-UNAUDITED

June 30, 2009

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

NOTE 5 – CAPITAL TRANSACTIONS

Capital transactions during the three and six months ended June 30, 2009:

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

MANHATTAN SCIENTIFICS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS-UNAUDITED

June 30, 2009

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

In May 2009, the Company issued 2,025,000 shares of common stock related to stock options exercised on a cashless basis. Shares exercisable under the stock option agreement totaled 3,000,000 at an exercised price of $0.013 per share. The closing stock price on the date of exercise was $0.04 per share resulting in 975,000 shares as the portion of the stock option agreement being retained as the cost for the 3,000,000 shares having been exercised on a cashless basis.

In May 2009, the Company issued 1,000,000 shares of common stock for legal services with a fair value of $30,000.

Capital transactions during the three and six months ended June 30, 2008:

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

In June 2008, the Company issued 15,000,000 shares of common stock for the acquisition of Metallicum, Inc. for a total value of $562,500 or $0.0375 per share, see Note 10 for additional discussions.

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

MANHATTAN SCIENTIFICS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS-UNAUDITED

June 30, 2009

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

As of December 31, 2008, the Company owned 1,075,648 shares of Novint common stock or approximately 3%, in accordance with SFAS 157, the fair value of the Novint shares is $376,000 at June 30, 2009. The Company recorded $268,000 and $247,000, respectively, as other comprehensive gain due to change in fair value during the three and six months ended June 30, 2009.

The Company has an additional investment in Aprilis, Inc. which is accounted for at a cost of $2,000.

NOTE 7 – OTHER ASSETS

Other assets consist of Artwork held for sale and deposits. The original cost of the artwork was $36,000. During the year ended December 31, 2007 the Company impaired the value of the artwork to $28,000.

NOTE 8 – RELATED PARTY AND FORMER OFFICERS NOTES PAYABLE

In December 2007, the former Chief Operating Officer and former Chief Executive Officer collectively forgave $1,416,500 of their outstanding accrued salaries ($1,387,500) and note payable ($29,000) balances. The amount forgiven has been accounted for as contributed capital. Additionally, the Company repaid $5,000 of the former Chief Executive Officer’s note payable balance. The remaining unpaid notes payable balances totaling $995,000 at June 30, 2009 and December 31, 2008 comprised of loans payable of $450,000 and $545,000 to its former Chief Operating Officer and Chief Executive Officer, respectively.

The loans bore interest at 5.5% per annum and were initially due December 31, 2002 and have been mutually extended and settled. Under the terms of the note extensions dated December 12, 2007, the loans bear interest at 5% per annum and are now due on demand. The Company has recorded interest expense for notes payable to these former officers of approximately $12,000 and $25,000, $12,000 and $25,000 for the three and six months ended June 30, 2009 and 2008, respectively. Accrued interest related to these notes payable approximated $307,000 and $282,000 as of June 30, 2009 and December 31, 2008, respectively and is included in accrued liabilities, related parties.

NOTE 9 – CONVERTIBLE NOTES PAYABLE – OTHER

During the years ended December 31, 2005 and December 31, 2004, the Company issued convertible notes in the amount of $33,000. The notes had a one year maturity date, are noninterest bearing and upon maturity convertible at the current per share price. These notes have not been paid and are currently in default.

MANHATTAN SCIENTIFICS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS-UNAUDITED

June 30, 2009

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

The following pro forma consolidated results of operations for the three and six months ended June 30, 2008 as though the Metallicum acquisition had been completed as of January 1, 2008:

	For the three months ended June 30, 2008
	Consolidated As Reported	Pro Forma Adjustments	Pro Forma Consolidated

Revenue	$—	$1,000	$1,000

Operating costs and expenses:
General and administrative	1,054,000	3,000	1,057,000
Research and development costs	52,000	—	52,000
Total operating costs and expenses	1,106,000	3,000	1,109,000
Loss from operations	(1,106,000)	—	(1,109,000)

Other income (expenses):	355,000	—	355,000

Net Loss	$(751,000)	$(2,000)	$(753,000)

Loss per share	$0.00	$0.00	$0.00

MANHATTAN SCIENTIFICS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS-UNAUDITED

June 30, 2009

	For the six months ended June 30, 2008
	Consolidated As Reported	Pro Forma Adjustments	Pro Forma Consolidated

Revenue	$—	$2,000	$2,000

Operating costs and expenses:
General and administrative	1,484,000	2,000	1,486,000
Research and development costs	104,000	3,000	107,000
Total operating costs and expenses	1,588,000	5,000	1,593,000
Loss from operations	(1,588,000)	—	(1,591,000)

Other income (expenses):	29,000	(1,000)	28,000

Net Loss	$(1,559,000)	$(4,000)	$(1,563,000)

Loss per share	$0.00	$0.00	$0.00

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

HISTORY

Manhattan Scientifics, Inc., a Delaware corporation, was formed through a reverse merger involving a public company in January 1998. The public company was incorporated in Delaware on August 1, 1995 under the name Grand Enterprises, Inc. (“Grand”). Grand was initially organized to market an unrelated patented product, but subsequently determined that its business plan was not feasible. In January 1998, Grand effected the reverse merger in a transaction involving Projectavision, Inc. Projectavision was the owner of approximately 98% of Tamarack Storage Devices, Inc., a privately-held Texas corporation formed in 1992. In January 1998, Grand formed a wholly-owned subsidiary named Grand Subsidiary, Inc. Grand Subsidiary and Tamarack merged, Tamarack being the surviving corporation, and via the reverse merger, Tamarack became a subsidiary of Grand. As consideration for merging Tamarack with Grand Subsidiary, Grand gave Projectavision and the other stockholders of Tamarack 44,000,000 shares of our common stock. In addition, in exchange for a note payable of $1.5 million plus accrued interest of $330,000 due to Projectavision from Tamarack, Grand gave Projectavision 182,525 shares of its Series A Preferred Stock and other consideration. The Series A Preferred Stock was subsequently converted into 9,435,405 shares of our common stock. In connection with this transaction, new personnel assumed the management of Grand, former management resigned, and Grand changed its name to Manhattan Scientifics, Inc.

OVERVIEW

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

We are also seeking to develop corporate opportunities to benefit our shareholders; however, other than as set forth in this document, we have not executed agreements or finalized arrangements for any other technologies or opportunities as of the date of this Form 10-Q.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2008.

REVENUES. We had $22,000 in revenues during the three-month period ended June 30, 2009. We had no revenues for the three month period ended March 31, 2009 and three or six month periods ended June 302008.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consists of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $219,000 for the three months ended June, 2009 compared with $245,000 for the three months ended June 30, 2008. General and administrative expenses decreased as a result of lower professional fees.

General and administrative expenses were $540,000 for the six months ended June, 2009 compared with $1,484,000 for the six months ended June 30, 2008. General and administrative expenses decreased in 2009 as a result of a 2008 grant of options for 18,000,000 shares of common stock with an exercise price of $0.013 granted to a consultant and our former CEO who currently serves a senior consultant. These options replaced 16,000,000 options previously granted with an exercise price of $0.05 per share. The value of these options totaled $1,034,000 which was valued using the Black-Scholes option pricing model based upon the following assumptions: stock price of $0.06 at grant date; 5 year term; volatility of 144%; and discount rate of 3.18%.

RESEARCH AND DEVELOPMENT. Research and development expenses were $52,000 and $104,000 for three and six months ended June 30, 2008 reflecting the amortization of our patents. We fully amortized these patents in 2008.

NET LOSS. Our net loss was $209,000 for three months ended June, 2009 compared to $308,000 for the three months ended June 30, 2008. The decrease in net loss resulted from revenue in 2009 ($22,000), lower general and administrative expenses ($26,000) and lower research and development costs ($52,000).

Our net loss was $542,000 for three months ended June 30, 2009 compared to $1,559,000 for the three months ended June 30, 2008. The decrease in net loss resulted from revenue in 2009 ($22,000), lower general and administrative expenses ($944,000) and lower research and development costs ($104,000) partially offset by a $50,000 gain from the sale of stock of Novint Technologies Inc. (“Novint”) in the three months ended March 31, 2008.

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

At June 30, 2009, our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, and 1,075,648 shares of common stock of Novint.; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

We had a decrease of $338,000 in cash and cash equivalents for the six months ended June, 2009 compared with a $86,000 increase in cash and cash equivalents in the six months ended June 30, 2008 as a result of cash used by operating activities during the period ($241,000) and lower proceeds from the issuance of common stock net of offering costs ($176,000). The increase in cash used was the result of a $71,000 higher net loss, net of the $1,034,000 charge in 2008 for the grant of options to a consultant and our former CEO who currently serves a senior consultant, $104,000 in amortization expense and a $50,000 gain on the sale of Novint common stock, and $159,000 more cash used to reduce accrued interest and expenses for related parties in 2009.

Working capital was a deficit of $1,211,000 on June 30, 2009 compared with a deficit of $1,165,000 on December 31, 2008.

Stockholders’ equity totaled a deficit of $904,000 on June 30, 2009 compared with a deficit of $842,000 on December 31, 2008. During April 2008 through January 2009, we sold approximately $1,100,000 from a private placement offering at a price of $0.02 per share.

We do not expect any significant change in the total number of employees in the near future. We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next 12 months, although we have no agreements regarding any such technologies, other than Metallicum as of the date hereof.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of June 30, 2009, we had $229,000 in cash. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, borrowing as appropriate, and our cash on hand. However, we do not know if those resources will be adequate to cover our capital requirements.

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

License Agreements

In 2008, we obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represents its fair value. We obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At June 30, 2009, accumulated amortization was $22,000. Under the terms of the agreement, we may be required to pay royalties, as defined, to the licensors.

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

On January 1, 2006, we adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletins No. 107 and 110 (“SAB 107” and “SAB 110”) relating to SFAS 123(R). We have applied the provisions of SAB 107 and SAB 110 in our adoption of SFAS 123(R). We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning in 2006. Our financial statements as of the three months ended June 30, 2009 and reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods do not include the impact of SFAS 123(R). The estimated fair value of grants of stock options and warrants to our nonemployees is charged to expense, if applicable, in the financial statements.

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

This periodic report does not include an attestation report by our registered public accounting firm regarding our internal controls over financial reporting.

(b) Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of June 30, 2009, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

In February 2009, the Company issued 14,250,000 shares of common stock for approximately $201,000 from a private placement offering. The private placement originally provided for the offer and sale of up to 50,000,000 unregistered shares of the Company’s common stock at a price of $0.02 per share, for an aggregate of $1,000,000 and allowed the Company to accept or reject any oversubscription. As of June 30, 2009, the Company has sold a total of 53,657,000 shares of common stock related to the private placement for total proceeds of $1,051,000 and incurred offering costs approximating $46,000 of which $27,000 was paid in cash and 750,000 shares of common stock were issued.

In February 2009, we issued 1,000,000 shares to a consultant for services to be performed for a total value of $50,000 or $0.050 per share. In February 2009, we issued 300,000 shares of common stock to a consultant for past services for a total value of $15,000 or $0.05 per share which had been included in accrued expenses at December 31, 2008.

In May 2009, we issued 2,025,000 shares of common stock related to stock options exercised on a cashless basis.  Shares exercisable under the stock option agreement totaled 3,000,000 at an exercised price of $0.013 per share.  The closing stock price on the date of exercise was $0.04 per share resulting in 975,000 shares as the portion of the stock option agreement being retained as the cost for the 3,000,000 shares having been exercised on a cashless basis.

In May 2009, we issued 1,000,000 shares of common stock for legal services with a fair value of $30,000.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of August, 2009.

MANHATTAN SCIENTIFICS, INC.
By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer