Form 10-Q
period 2009-09-30
MANHATTAN SCIENTIFICS INC
filed 2009-11-13
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal quarter ended September 30, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________________ to

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

There were 396,252,926 shares outstanding of registrant’s common stock, par value $.001 per share, as of November 12, 2009.

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	1
	Unaudited Consolidated Statements of Operations and Other Comprehensive Income for the three months and nine months ended September 30, 2009 and September 30, 2008	2
	Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 2009 and 2008	3
	Notes to Unaudited Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	12
Item 3	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4	Controls and Procedures	16
	PART II
Item 1.	Legal Proceedings	17
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits	17
SIGNATURES		18

PART I

ITEM 1. FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2009	DECEMBER 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$626,000	$567,000
Investments-available for sale	215,000	129,000
Total current assets	841,000	696,000
Investments	2,000	2,000
Intellectual property, net	268,000	290,000
Other asset	30,000	31,000
Total assets	$1,141,000	$1,019,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$260,000	$281,000
Accrued interest and expenses — related parties	545,000	552,000
Note payable to related party	545,000	545,000
Note payable to former officers	450,000	450,000
Convertible note payable — other	33,000	33,000
Total current liabilities	1,833,000	1,861,000

STOCKHOLDER’S DEFICIT
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares; issued and outstanding — none	—	—
Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding	—	—
Series C convertible, redeemable, authorized 14,000 shares; issued and outstanding — none	—	—
Common, authorized 500,000,000 shares, 396,252,926 and 378,977,926 shares issued, and outstanding, respectively	396,000	379,000
Additional paid-in-capital	51,528,000	51,293,000
Other accumulated comprehensive income	215,000	129,000
Accumulated deficit	(52,831,000)	(52,643,000)
Total Stockholder’s deficit	(692,000)	(842,000)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$1,141,000	$1,019,000

See notes to unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008	2009	2008
Revenue	$607,000	$—	$607,000	$—

Operating costs and expenses:
General and administrative	215,000	238,000	215,000	238,000
Research and development	25,000	52,000	25,000	52,000

Total operating costs and expenses	240,000	290,000	240,000	290,000
Income (loss) from operations before other income and expenses	(290,000	367,000)	367,000	(290,000)

Other income and expenses:
Interest and other expenses	(13,000)	(13,000)	(13,000)	(13,000)
Interest income	—	1,000	—	1,000
NET INCOME (LOSS)	354,000	(302,000)	354,000	(302,000)

Other comprehensive income
Unrealized gain (loss) on available for sale investments	(161,000)	—	(161,000)	—
OTHER COMPREHENSIVE INCOME (LOSS)	$193,000	$(302,000)	$193,000	$(302,000)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares outstanding	396,252,926	335,161,687	396,252,926	335,161,687

Basic and diluted loss per common share	$0.00	$(0.00)	$0.00	$(0.00)

See notes to unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008
CASH FLOWS (TO) FROM OPERATING ACTIVITIES:
Net loss	$(188,000)	$(1,861,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of investments	—	(50,000)
Common stock issued for services	30,000	—
Stock options issued for services	19,000	1,034,000
Amortization of patents and intellectual property	22,000	156,000
Writedown of acquisition price of Metallicum	—	5,000
Changes in:
Prepaid expenses and other assets	1,000	37,000
Accounts payable and accrued expenses	(21,000)	62,000
Accrued interest and expenses — related parties	(7,000)	27,000
Net cash (used in) provided by operating activities:	(144,000)	(567,000)

CASH FLOWS (TO) FROM INVESTING ACTIVITIES:

Proceeds acquired from purchase of Metallicum, Inc.	—	7,000

Net cash provided by investing activities	—	7,000

CASH FLOWS (TO) FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	203,000	770,000
Net cash provided by (used in) financing activities	203,000	770,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	59,000	210,000
Cash and cash equivalents, beginning of period	567,000	452,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$626,000	$662,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	—	—
Taxes paid	—	—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 15,000,000 common shares for acquisition of Metallicum, Inc.	—	563,000
Issuance of 1,125,926 common shares in satisfaction of accrued expenses	—	45,000
Issuance of 750,000 common shares in satisfaction of accrued expenses	—	$16,000

See notes to unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED
September 30, 2009

NOTE 1 — BASIS OF PRESENTATION

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

Operating results for the three and nine months period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The consolidated financial information as of December 31, 2008 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended, December 31, 2008.

NOTE 2 — ORGANIZATION AND OPERATIONS

Manhattan Scientifics, Inc., a Delaware corporation (formerly Grand Enterprises, Inc) (“Grand”) was established on July 31, 1992 and has three wholly-owned subsidiaries: Metallicum, Inc., (“Metallicum”), Tamarack Storage Devices, Inc. (“Tamarack”) and Teneo Computing, Inc. (“Teneo”) (collectively “the Company”), a development stage enterprise. Currently, Metallicum is the only operating subsidiary; and Tamarack and Teneo are dormant. On June 12, 2008, the Company acquired Metallicum, Inc, for 15,000,000 shares of Company’s common stock. Manhattan Scientifics, Inc., operates as a technology incubator that seeks to acquire, develop and commercialize life-enhancing technologies in various fields, with emphasis in the areas of alternative energy, and consumer and commercial electronics. In this capacity, the Company continues to identify emerging technologies through strategic alliances with scientific laboratories, educational institutions, and scientists and leaders in industry and government. The Company has a long standing relationship with Los Alamos Laboratories in New Mexico. During 2008, the Company refocused its efforts from the development of its fuel cell technologies to its current focus on the development of nanomaterials through the acquisition of Metallicum.

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED
September 30, 2009

NOTE 2 — ORGANIZATION AND OPERATIONS (continued)

In January 2009, the Company entered into a patent license agreement with Los Alamos National Security, LLC for the exclusive licensing use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. Pursuant to such agreement the Company provided a non-refundable fee and 2,000,000 shares of common stock. Additionally, the Company is required to pay an annual license fee starting in February 2010 and royalties on future net sales.

In September 2009, the Company entered into a license agreement with Carpenter Technologies Corporation. wherein Carpenter will fully develop, manufacture and market a new class of high strength metals under an exclusive license from Manhattan Scientifics and the Los Alamos National Laboratory (see Note 10 for additional discussion). The proprietary process will enable super-strength metals and alloys to make products that weigh far less than in the past and without significant cost premiums.

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

NOTE 3 — GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to incur recurring losses and at September 30, 2009, had a stockholders’ deficit of $692,000. For the nine months ended September 30, 2009, the Company sustained a net loss of $188,000. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

NOTE 4 — SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles.” ASC 105-10 establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all existing non-SEC accounting and reporting standards. The FASB will now issue new standards in the form of Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the changes in the Codification. References made to FASB guidance have been updated for the Codification throughout this document.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its three wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represents its fair value. In January 2009, the Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At September 30, 2009, accumulated amortization was $37,000. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED
September 30, 2009

NOTE 4 — SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS (continued)

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

INCOME TAXES

The Company accounts for its income taxes using the FASB ASC 740, subtopic No. 10, “Income Taxes,” which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

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

STOCK-BASED COMPENSATION

The Company follows the provisions of FASB ASC 718 Compensation — Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, the Company follows the SEC’s Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), as amended by Staff Accounting Bulletin No. 110 (“SAB 110”), which provides supplemental application guidance based on the views of the SEC. The Company estimates the expected term, which represents the period of time from the grant date that the Company expects its stock options to remain outstanding, using the simplified method as permitted by SAB 107 and SAB 110. Under this method, the expected term is estimated as the mid-point between the time the options vest and their contractual terms. The Company continues to apply the simplified method because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected terms due to the limited period of time its equity shares have been publicly traded and the limited number of its options which have so far vested and become eligible for exercise.

The estimated fair value of grants of stock options and warrants to nonemployees of the Company is charged to expense, if applicable, in the financial statements. The Company did not issue any options or warrants during the three and nine months ended September 30, 2009.

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED
September 30, 2009

NOTE 4 — SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS (continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures, Pre Codification SFAS No. 157, “Fair Value Measurements”, which provides a framework for measuring fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The fair value of the Company’s debt as of September 30, 2009 and December 31, 2008 approximated fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of September 30, 2009 and December 31, 2008 because of the relative short term nature of these instruments. At September 30, 2009 and December 31, 2008 the fair value of the Company’s debt approximates carrying value. The fair value of the Company’s available for sale securities was $215,000 at September 30, 2009 and these securities are classified as Level 1. (See Note 6).

BASIC AND DILUTED LOSS PER SHARE

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The Company’s computation of dilutive net loss per share for the three and nine months ended September 30, 2009 and 2008, does not assume any exercise of options, warrants or shares issuable upon conversion of the series B preferred stock and common shares, which totaled 40,245,000, and 4,000,000 respectively, for the three and nine months ended September 30, 2009 and 2008, as their effect is antidilutive.

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED
September 30, 2009

NOTE 4 — SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS (continued)

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

RECENTLY ISSUED ACCOUNTING STANDARDS

FASB ASC 855 Subsequent Events, Pre Codification SFAS No. 165, “Subsequent Events.” In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 discusses two types of subsequent events: (1) events that provide additional evidence about conditions that existed at the date of the balance sheet, and is recognized in the financial statements and (2) events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued, and not recognized at the balance sheet date. An entity shall also disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The requirements of ASC 855 are effective for interim and annual financial periods ending after June 15, 2009. The requirements do not have a material impact on the Company’s financial statements. The Company evaluated its September 30, 2009 financial statements for subsequent events through November 12, 2009, the date the financial statements were available to be issued.

FASB ASC 810 Consolidation, Pre Codification SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. On January 1, 2009, the Company adopted FASB ASC 810, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” (ASC 810). ASC 810 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. ASC 810-10-65 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated income statement; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The adoption of ASC 810-10-65 had no impact on the Company’s financial statements.

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED
September 30, 2009

NOTE 5 — CAPITAL TRANSACTIONS

Capital transactions during the three and nine months ended September 30, 2009:

In February 2009, the Company issued 14,250,000 shares of common stock for approximately $201,000 from a private placement offering. The private placement originally provided for the offer and sale of up to 50,000,000 unregistered shares of the Company’s common stock at a price of $0.02 per share, for an aggregate of $1,000,000 and allowed the Company to accept or reject any oversubscription. As of March 31, 2009, the Company has sold a total of 53,657,000 shares of common stock related to the private placement for total proceeds of $1,073,000 and incurred offering costs approximating $46,000 of which $27,000 was paid in cash and 750,000 shares of common stock were issued for the balance.

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

In July 2009, the Company granted options for 500,000 shares of common stock with an exercise price of $0.05 to two consultants. The value of these options totaled $15,000 which was valued using the Black-Scholes option pricing model based upon the following assumptions:

Discount Rate — Bond Equivalent Yield	2.50%
Dividend yield	0.0%
Volatility factor	137.0%
Weighted average expected life	5 years

In September 2009, the Company granted options in 250,000 share increments for a total of 1,000,000 shares of common stock with an exercise price of ranging $0.10 to $0.25 to a consultant. The options vest over a twelve month period. The value of these options totaled $53,000 which was valued using the Black-Scholes option pricing model based upon the following assumptions:

Discount Rate — Bond Equivalent Yield	2.50%
Dividend yield	0.0%
Volatility factor	137.0%
Weighted average expected life	8 years

As of September 30, 2009, the Company recorded $4,000 of expenses related to the options for 1,000,000 shares based on amounts vested though this date.

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED
September 30, 2009

NOTE 6 — INVESTMENTS

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

As of December 31, 2008, the Company owned 1,075,648 shares of Novint common stock or approximately 3%, in accordance with FASB ASC 820, the fair value of the Novint shares is $215,000 at September 30, 2009. The Company recorded $(161,000) and $86,000, respectively, as other comprehensive gain (loss) due to change in fair value during the three and nine months ended September 30, 2009.

The Company has an additional investment in Aprilis, Inc. which is accounted for at a cost of $2,000.

NOTE 7 — OTHER ASSETS

Other assets consist of Artwork held for sale and deposits. The original cost of the artwork was $36,000. During the year ended December 31, 2007 the Company impaired the value of the artwork to $28,000.

NOTE 8 — RELATED PARTY AND FORMER OFFICERS NOTES PAYABLE

In December 2007, the former Chief Operating Officer and former Chief Executive Officer collectively forgave $1,416,500 of their outstanding accrued salaries ($1,387,500) and note payable ($29,000) balances. The amount forgiven has been accounted for as contributed capital. Additionally, the Company repaid $5,000 of the former Chief Executive Officer’s note payable balance. The remaining unpaid notes payable balances totaling $995,000 at September 30, 2009 and December 31, 2008 comprised of loans payable of $450,000 and $545,000 to its former Chief Operating Officer and Chief Executive Officer, respectively.

The loans bore interest at 5.5% per annum and were initially due December 31, 2002 and have been mutually extended and settled. Under the terms of the note extensions dated December 12, 2007, the loans bear interest at 5% per annum and are now due on demand. The Company has recorded interest expense for notes payable to these former officers of approximately $12,000 and $37,000, $12,000 and $25,000 for the three and nine months ended September 30, 2009 and 2008, respectively. Accrued interest related to these notes payable approximated $320,000 and $282,000 as of September 30, 2009 and December 31, 2008, respectively and is included in accrued liabilities, related parties.

NOTE 9 — CONVERTIBLE NOTES PAYABLE — OTHER

During the years ended December 31, 2005 and December 31, 2004, the Company issued convertible notes in the amount of $33,000. The notes had a one year maturity date, are noninterest bearing and upon maturity convertible at the current per share price. These notes have not been paid and are currently in default.

NOTE 10 — TECHNOLOGY TRANSFER AGREEMENT

On September 12, 2009, the Company entered into a technology transfer agreement relating to its nanostructured metal technology with a third party company. The agreement provides the third party company in bring to market products derived from the Company’s technology. The Company was paid upon execution of the agreement and will be entitled to annual payments thereafter including certain royalties. As of September 30, 2009, the Company received $600,000 and recorded such amount as revenue for the three and nine months ended September 30, 2009.

MANHATTAN SCIENTIFICS, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED
September 30, 2009

NOTE 11 — PRO FORMA UNAUDITED CONSOLIDATED RESULTS OF OPERATIONS

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

The following pro forma consolidated results of operations for the three and nine months ended September 30, 2008 as though the Metallicum acquisition had been completed as of January 1, 2008:

	For the three months ended September 30, 2008
	Consolidated As Reported	Pro Forma Adjustments	Pro Forma Consolidated
Revenue	$—	$—	$—
Operating costs and expenses:
General and administrative	238,000	—	238,000
Research and development costs	52,000	—	52,000
Total operating costs and expenses	290,000	—	290,000
Loss from operations	(290,000)	—	(290,000)
Other income (expenses):	(12,000)	—	(12,000)
Net Loss	$(302,000)	$—	$(302,000)
Loss per share	$0.00	$0.00	$0.00

	For the nine months ended September 30, 2008
	Consolidated As Reported	Pro Forma Adjustments	Pro Forma Consolidated
Revenue	$—	$2,000	$2,000
Operating costs and expenses:
General and administrative	1,722000	2,000	1,724,000
Research and development costs	156,000	3,000	159,000
Total operating costs and expenses	1,878,000	5,000	1,883,000
Loss from operations	(1,878,000)	—	(1,881,000)
Other income (expenses):	17,000	(1,000)	16,000
Net Loss	$(1,861,000)	$(4,000)	$(1,865,000)
Loss per share	$0.00	$0.00	$0.00

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Form 10-Q contains “forward-looking” statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which we may participate. In addition, these forward-looking statements are subject, among other things, to our successful completion of the research and development of our technologies; successful commercialization of our technologies; successful protection of our patents; and effective significant industry competition from various entities whose research and development, financial, sales and marketing and other capabilities far exceeds ours. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report.

HISTORY

Manhattan Scientifics, Inc., a Delaware corporation (formerly Grand Enterprises, Inc) (“Grand”) was established on July 31, 1992 and has three wholly-owned subsidiaries: Metallicum, Inc., (“Metallicum”), Tamarack Storage Devices, Inc. (“Tamarack”) and Teneo Computing, Inc. (“Teneo”) (collectively “the Company”), a development stage enterprise. Currently, Metallicum is the only operating subsidiary; and Tamarack and Teneo are dormant. On June 12, 2008, the Company acquired Metallicum, Inc, for 15,000,000 shares of Company’s common stock. The Company has a long standing relationship with Los Alamos Laboratories in New Mexico. During 2008, the Company refocused its efforts from the development of its fuel cell technologies to its current focus on the development of advanced materials through the acquisition of Metallicum.

OVERVIEW

Manhattan Scientifics, Inc. is a technology incubator that acquires, develops and commercializes life-enhancing technologies in various fields, with emphasis in the areas of advanced materials, alternative energy, electronics and medical technology. In that capacity, we have previously identified emerging technologies through strategic alliances with scientific laboratories, educational institutions, and scientists and leaders in industry and government.

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

In the recent past, we have worked to develop and commercialize three technologies:

•	Micro fuel cell technology, which is designed to become an ultra efficient miniature electricity generator that converts hydrogen into electricity by chemical means, for portable electronic devices, including cellular telephones, as a substitute for lithium ion and other batteries in common use today.

•	Mid-range fuel cell technology, which is an ultra efficient medium-size electricity generating device that converts hydrogen into electricity, with potential applications including personal transportation, cordless appliances, power tools, wheelchairs, bicycles, boats, emergency home generators, military field communications and laptop computers.

•	Haptics “Touch and Feel” computer applications, which is a technology that allows computer users to be able to touch and feel any objects they see on their computer screen with the aid of special “mouse.” Detailed texture, object-weight, stickiness, viscosity and object density can be “felt” or sensed. Management believes this haptics technology may positively impact the way computers are used everywhere by introducing the ability to “touch.” (Please see Haptics “Touch and Feel” Internet Applications and Investment in Novint Technologies, Inc.“

On October 20, 2009, we announced today that we entered into a non-binding letter of intent with Edward R. Flynn, Ph.D. and his company, Senior Scientific, LLC, to acquire all the manufacturing and marketing rights, together with all commercial rights associated with Dr. Flynn’s patents and intellectual property in the emerging field of nanomedicine. Dr. Flynn’s work is focused on the biomagnetic detection of cancer and other diseases through magnetic field sensors with enhanced accuracy.

OUR DEVELOPMENT MODEL

We intend to profit from the development of potentially disruptive or sea-change technologies. Our business model is to: (i) identify significant technologies, (ii) acquire them or the rights to them, (iii) secure the services of inventors, engineers or other staff who were instrumental in their creation, (iv) provide or contract for suitable work facilities, laboratories, and other aids where appropriate, (v) prototype the technologies to demonstrate “proof of principle” feasibility, (vi) secure patent and or other intellectual property protection, (vii) secure early customers for product trials where feasible and appropriate, and (viii) commercialize through licenses, sales or cooperative efforts with other manufacturing and distribution firms. Our license agreement with Carpenter Technologies Corporation and the revenues generated by our license agreement is one example of our success in acquiring, developing and commercializing life-enhancing technologies.

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

In September 2009, we entered into a license agreement with Carpenter Technologies Corporation. wherein Carpenter will fully develop, manufacture and market a new class of high strength metals under an exclusive license from Manhattan Scientifics and the Los Alamos National Laboratory. The contract includes minimum annual payments to Manhattan Scientifics during a 4 year period together with royalty payments as a % of gross sales.. The proprietary process will enable super-strength metals and alloys to make products that weigh far less than in the past and without significant cost premiums. A patented new form of titanium metal originally developed by Russian scientists in concert with scientists at the Los Alamos National Laboratory is expected initially to significantly improve medical prosthetics. Studies have shown that bone integrates with these new metals up to 20 times faster than with conventional metals. In December, 2008, FDA approval was received for the $2 billion dental implant market. Carpenter is studying and considering other applications, including the transportation industry where stronger, lighter metals may impact fuel economy.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008.

REVENUES. We had $607,000 and $629,000 in revenues during the three and nine month periods ended September 30, 2009. We had no revenues for the three or nine month periods ended September 30, 2008. During the three month period ended September 30, 2009, we entered into a technology transfer agreement which we received $600,000. We will be entitled to annual payment including certain royalties.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consists of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $215,000 for the three months ended September, 2009 compared with $238,000 for the three months ended September 30, 2008. General and administrative expenses decreased as a result of lower professional fees.

General and administrative expenses were $755,000 for the nine months ended September, 2009 compared with $1,722,000 for the nine months ended September 30, 2008. General and administrative expenses decreased in 2009 as a result of a 2008 grant of options for 18,000,000 shares of common stock with an exercise price of $0.013 granted to a consultant and our former CEO who currently serves a senior consultant. These options replaced 16,000,000 options previously granted with an exercise price of $0.05 per share. The value of these options totaled $1,034,000 which was valued using the Black-Scholes option pricing model based upon the following assumptions: stock price of $0.06 at grant date; 5 year term; volatility of 144%; and discount rate of 3.18%.

RESEARCH AND DEVELOPMENT. Research and development expenses were $25,000 and $25,000 for three and nine months ended September 30, 2009 compared to $52,000 and $156,000 in the same periods of the prior year reflecting the amortization of our patents. We fully amortized these patents in 2008.

NET INCOME (LOSS). Our net income (loss) was $354,000 for three months ended September 30, 2009 compared to $(188,000) for the three months ended September 30, 2008. The increase in net income resulted from revenue of $607,000 during the third quarter from our technology transfer agreement which we consummated in September 2009.

Our net loss was $(188,000) for nine months ended September 30, 2009 compared to $(1,861,000) for the nine months ended September 30, 2008. The decrease in net loss resulted from revenue of $607,000 in September 2009 from our technology transfer agreement and a decrease in general and administrative expense as a result of a decrease in stock options granted for services.

LIQUIDITY AND PLAN OF OPERATIONS

Until 2009, we have relied primarily upon private placements and subscription sales of stock to fund our continuing activities and acquisitions. To a limited extent, we have also relied upon borrowing from our officers. We intend to fund our future operations with tour revenues augmented by private placements of our stock, if necessary.

At September 30, 2009, our significant assets include our cash on hand. portfolio of intellectual property, 1,075,648 shares of common stock of Novint. We also have our contracts with third parties pertaining to technology development, acquisition, and licensing, and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

We had an increase of $59,000 in cash and cash equivalents for the nine months ended September 30, 2009 compared with a $210,000 increase in cash and cash equivalents in the nine months ended September 30, 2008. The decrease in cash generated in 2009 resulted from lower proceeds from the issuance of common stock net of offering costs ($567,000) partially offset by less cash used in operating activities as a result of revenue from our technology transfer agreement. The increase in cash used in operating activities was the result of revenue of $607,000 from our technology transfer agreement.

Working capital was a deficit of $992,000 on September 30, 2009 compared with a deficit of $1,165,000 on December 31, 2008.

Stockholders’ equity totaled a deficit of $692,000 on September 30, 2009 compared with a deficit of $842,000 on December 31, 2008. During April 2008 through January 2009, we sold approximately $1,100,000 from a private placement offering at a price of $0.02 per share.

We have one full-time employee. We do not expect any significant change in the total number of employees in the near future. We intend to continue to identify and target appropriate technologies for possible acquisition and licensing over the next 12 months.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of September 30, 2009, we had $626,000 in cash. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, borrowing as appropriate, and our cash on hand. However, we do not know if those resources will be adequate to cover our capital requirements.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (”FASB“) Accounting Standards Codification (”ASC“) 105-10, “Generally Accepted Accounting Principles.” ASC 105-10 establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all existing non-SEC accounting and reporting standards. The FASB will now issue new standards in the form of Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the changes in the Codification. References made to FASB guidance have been updated for the Codification throughout this document.

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

License Agreements

In 2008, we obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represents its fair value. We obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At September 30, 2009, accumulated amortization was $37,000. Under the terms of the agreement, we may be required to pay royalties, as defined, to the licensors.

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

The Company follows the provisions of FASB ASC 718 Compensation — Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company estimates the expected term, which represents the period of time from the grant date that the Company expects its stock options to remain outstanding, using the simplified method as permitted by SAB 107 and SAB 110. Under this method, the expected term is estimated as the mid-point between the time the options vest and their contractual terms. The Company continues to apply the simplified method because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected terms due to the limited period of time its equity shares have been publicly traded and the limited number of its options which have so far vested and become eligible for exercise.

The estimated fair value of grants of stock options and warrants to nonemployees of the Company is charged to expense, if applicable, in the financial statements. The Company did not issue any options or warrants during the three and nine months ended September 30, 2009.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of September 30, 2009, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

In February 2009, the Company issued 14,250,000 shares of common stock for approximately $201,000 from a private placement offering. The private placement originally provided for the offer and sale of up to 50,000,000 unregistered shares of the Company’s common stock at a price of $0.02 per share, for an aggregate of $1,000,000 and allowed the Company to accept or reject any oversubscription. As of September 30, 2009, the Company has sold a total of 53,657,000 shares of common stock related to the private placement for total proceeds of $1,051,000 and incurred offering costs approximating $46,000 of which $27,000 was paid in cash and 750,000 shares of common stock were issued.

In February 2009, we issued 1,000,000 shares to a consultant for services to be performed for a total value of $50,000 or $0.050 per share. In February 2009, we issued 300,000 shares of common stock to a consultant for past services for a total value of $15,000 or $0.05 per share which had been included in accrued expenses at December 31, 2008.

In May 2009, we issued 2,025,000 shares of common stock related to stock options exercised on a cashless basis. Shares exercisable under the stock option agreement totaled 3,000,000 at an exercise price of $0.013 per share. The closing stock price on the date of exercise was $0.04 per share resulting in 975,000 shares as the portion of the stock option agreement being retained as the cost for the 3,000,000 shares having been exercised on a cashless basis.

In May 2009, we issued 1,000,000 shares of common stock for legal services with a fair value of $30,000.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

Index to Exhibits

31.1	Certification of Chief Executive Officer under Rule 13(a) — 14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer under Rule 13(a) — 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November, 2009.

MANHATTAN SCIENTIFICS, INC.
By: /s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias Chief Executive Officer