Form 10-Q/A
period 2009-09-30
MANHATTAN SCIENTIFICS INC
filed 2009-11-16
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

(Amendment #1)

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A of Manhattan Scientifics, Inc. is being filed to replace the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 that was filed on November 13, 2009 solely as a result of a printer error.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008	2009	2008
Revenue	$607,000	$—	$629,000	$—

Operating costs and expenses:
General and administrative	215,000	238,000	755,000	1,722,000
Research and development	25,000	52,000	25,000	156,000

Total operating costs and expenses	240,000	290,000	780,000	1,878,000
Income (loss) from operations before other income and expenses	367,000	(290,000)	(151,000)	(1,878,000)

Other income and expenses:
Gain from sale of Novint Technologies Inc. Common Stock	—	—	—	50,000
Interest and other expenses	(13,000)	(13,000)	(38,000)	(38,000)
Interest income	—	1,000	1,000	5,000
NET INCOME (LOSS)	354,000	(302,000)	(188,000)	(1,861,000)

Other comprehensive income
Unrealized gain (loss) on available for sale investments	(161,000)	—	86,000	—
OTHER COMPREHENSIVE INCOME (LOSS)	$193,000	$(302,000)	$(102,000)	$(1,861,000)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares outstanding	396,252,926	335,161,687	391,893,585	325,948,975

Basic and diluted loss per common share	$0.00	$(0.00)	$0.00	$(0.01)

See notes to unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008
CASH FLOWS (TO) FROM OPERATING ACTIVITIES:
Net loss	$(188,000)	$(1,861,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of investments	—	(50,000)
Common stock issued for services	30,000	23,000
Stock options issued for services	19,000	1,034,000
Amortization of patents and intellectual property	22,000	156,000
Writedown of acquisition price of Metallicum	—	5,000
Changes in:
Prepaid expenses and other assets	1,000	37,000
Accounts payable and accrued expenses	(21,000)	62,000
Accrued interest and expenses — related parties	(7,000)	27,000
Net cash (used in) provided by operating activities:	(144,000)	(567,000)

CASH FLOWS (TO) FROM INVESTING ACTIVITIES:

Proceeds acquired from purchase of Metallicum, Inc.	—	7,000

Net cash provided by investing activities	—	7,000

CASH FLOWS (TO) FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	203,000	770,000
Net cash provided by (used in) financing activities	203,000	770,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	59,000	210,000
Cash and cash equivalents, beginning of period	567,000	452,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$626,000	$662,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	—	—
Taxes paid	—	—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 15,000,000 common shares for acquisition of Metallicum, Inc.	—	563,000
Issuance of 1,125,926 common shares in satisfaction of accrued expenses	—	45,000
Issuance of 750,000 common shares in satisfaction of accrued expenses	—	$16,000

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

In September 2009, the Company entered into a technology transfer agreement with Carpenter Technology Corporation, (“Carpenter”) wherein Carpenter will fully develop, manufacture and market a new class of high strength metals under an exclusive license from Manhattan Scientifics and the Los Alamos National Laboratory (see Note 10 for additional discussion). The proprietary process will enable super-strength metals and alloys to make products that weigh far less than in the past and without significant cost premiums. Prior to September 2009, the Company had been considered a development stage company. As a result of the September 2009 technology transfer agreement with Carpenter, the Company has fully ccommenced its planned operations and generation of sigificant revenues.

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

NOTE 10 — TECHNOLOGY TRANSFER AGREEMENT

On September 12, 2009, the Company entered into a technology transfer agreement relating to its nanostructured metal technology with a third party company. The agreement provides the third party company will work with the Company bring to market products derived from the Company’s technology. The Company was paid upon execution of the agreement and will be entitled to annual payments thereafter including certain royalties. As of September 30, 2009, the Company received $600,000 and recorded such amount as revenue for the three and nine months ended September 30, 2009.

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

OUR DEVELOPMENT MODEL

We intend to profit from the development of potentially disruptive or sea-change technologies. Our business model is to: (i) identify significant technologies, (ii) acquire them or the rights to them, (iii) secure the services of inventors, engineers or other staff who were instrumental in their creation, (iv) provide or contract for suitable work facilities, laboratories, and other aids where appropriate, (v) prototype the technologies to demonstrate “proof of principle” feasibility, (vi) secure patent and or other intellectual property protection, (vii) secure early customers for product trials where feasible and appropriate, and (viii) commercialize through licenses, sales or cooperative efforts with other manufacturing and distribution firms. Our technology transfer agreement with Carpenter Technology Corporation (“Carpenter”) and the revenues generated by our technology transfer agreement is one example of our success in acquiring, developing and commercializing life-enhancing technologies.

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

In September 2009, we entered into a technology transfer agreement with Carpenter. wherein Carpenter will fully develop, manufacture and market a new class of high strength metals under an exclusive license from Manhattan Scientifics and the Los Alamos National Laboratory. The contract includes minimum annual payments to Manhattan Scientifics during a 4 year period together with royalty payments as a % of gross sales.. The proprietary process will enable super-strength metals and alloys to make products that weigh far less than in the past and without significant cost premiums. A patented new form of titanium metal originally developed by Russian scientists in concert with scientists at the Los Alamos National Laboratory is expected initially to significantly improve medical prosthetics. Studies have shown that bone integrates with these new metals up to 20 times faster than with conventional metals. In December, 2008, FDA approval was received for the $2 billion dental implant market. Carpenter is studying and considering other applications, including the transportation industry where stronger, lighter metals may impact fuel economy.

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

NET INCOME (LOSS). Our net income (loss) was $354,000 for three months ended September 30, 2009 compared to $(302,000) for the three months ended September 30, 2008. The increase in net income resulted from revenue of $600,000 during the third quarter from our technology transfer agreement which we consummated in September 2009.

Our net loss was $(202,000) for nine months ended September 30, 2009 compared to $(1,861,000) for the nine months ended September 30, 2008. The decrease in net loss resulted from revenue of $600,000 in September 2009 from our technology transfer agreement and a decrease in general and administrative expense as a result of a decrease in stock options granted for services.

LIQUIDITY AND PLAN OF OPERATIONS

Until 2009, we have relied primarily upon private placements and subscription sales of stock to fund our continuing activities and acquisitions. To a limited extent, we have also relied upon borrowing from our officers. We intend to fund our future operations with our revenues augmented by private placements of our stock, if necessary.

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

We had an increase of $59,000 in cash and cash equivalents for the nine months ended September 30, 2009 compared with a $210,000 increase in cash and cash equivalents in the nine months ended September 30, 2008. The decrease in cash generated in 2009 resulted from lower proceeds from the issuance of common stock net of offering costs ($567,000) partially offset by less cash used in operating activities as a result of revenue from our technology transfer agreement. The increase in cash used in operating activities was the result of revenue of $600,000 from our technology transfer agreement.

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

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

Index to Exhibits

10.17	Technology Transfer Agreement Between Carpenter Technology Corporation and Manhattan Scientifics, Inc.+
31.1	Certification of Chief Executive Officer under Rule 13(a) — 14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer under Rule 13(a) — 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350
+
Confidential treatment has been requested with respect to Exhibit 10.17. Portions of Exhibit 10.17 have been redacted. The redacted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of November, 2009.

MANHATTAN SCIENTIFICS, INC.
By: /s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias Chief Executive Officer