Form 10-K
period 2009-12-31
MANHATTAN SCIENTIFICS INC
filed 2010-04-09
CIK 1099132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2009 was $12,153,730.  For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of March 31, 2010 there were 397,452,926 shares of common stock of the issuer issued and outstanding.

TABLE OF CONTENTS

	PART I	PAGE
ITEM 1.	DESCRIPTION OF BUSINESS	1
ITEM 1A.	RISK FACTORS	5
ITEM 1B.	UNRESOLVED STAFF COMMENTS	7
ITEM 2.	DESCRIPTION OF PROPERTIES	7
ITEM 3.	LEGAL PROCEEDINGS	7
ITEM 4.	RESERVED	7

	PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	8
ITEM 6	SELECTED FINANCIAL DATA	11
ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
ITEM7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	F-1
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	17
ITEM 9A(T)	CONTROLS AND PROCEDURES	17
ITEM 9B.	OTHER INFORMATION	17

	PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	19
ITEM 11.	EXECUTIVE COMPENSATION	20
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	22
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	24
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	23
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	24
	SIGNATURES
	EXHIBIT INDEX

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

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY HISTORY

Manhattan Scientifics, Inc., a Delaware corporation (formerly Grand Enterprises, Inc) (“Grand”) was established on July 31, 1992 and has three wholly-owned subsidiaries: Metallicum, Inc., (“Metallicum”), Tamarack Storage Devices, Inc. (“Tamarack”) and Teneo Computing, Inc. (“Teneo”) (collectively “the Company”), a development stage enterprise.  Currently, Metallicum is the only operating subsidiary; and Tamarack and Teneo are dormant.  On June 12, 2008, the Company acquired Metallicum, Inc, for 15,000,000 shares of Company’s common stock, (See Note 12).

Manhattan Scientifics, Inc., operates as a technology incubator that seeks to acquire, develop and commercialize life-enhancing technologies in various fields, with emphasis in the areas of nanomedicine, and nanomaterials. In this capacity, the Company continues to identify emerging technologies through strategic alliances with scientific laboratories, educational institutions, scientists and leaders in industry and government.  The Company has a long standing relationship with Los Alamos Laboratories in New Mexico. During 2008, the Company refocused its efforts from the development of its fuel cell technologies to its current focus on the development of nanomaterials through the acquisition of Metallicum.

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

In September 2009, the Company entered into a technology transfer agreement a sale with Carpenter Technology Corporation, (“Carpenter”) wherein Carpenter will fully develop, manufacture and market a new class of high strength metals under an exclusive agreement with Manhattan Scientifics. The proprietary process will enable super-strength metals and alloys to make products that weigh far less than in the past and without significant cost premiums. Prior to September 2009, the Company had been considered a development stage company. As a result of the September 2009 with the sale of technology to Carpenter, the Company has fully commenced its planned operations and generation of significant revenues.

On February 8, 2010, the Company entered into an Acquisition Option Agreement with Senior Scientific LLC (“Senior Scientific”), Edward R. Flynn, Ph.D. ("Dr. Flynn") and Scientific Nanomedicine, Inc. (“Scientific Nanomedicine”).  The agreement transfers the commercial rights to technology and intellectual property with respect to the early detection of diseases using nano technologies owned by Scientific Nanomedicine.  The technology and intellectual property owned by Scientific Nanomedicine was developed by Senior Scientific and its President and Chief Executive Officer Dr. Edward R. Flynn.

The agreement gives the Company the future exclusive right to acquire Scientific Nanomedicine and its technology.  The Company can complete the acquisition by payment of a purchase price comprising cash and shares of the Company’s common stock.  The Company intends to pursue its established business model to work in close cooperation with pharmaceutical companies and medical device manufacturers to commercialize this technology.

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

We are not presently using our resources to develop these three technologies but concentrating on nanometals and nanomedicine technology transfer and commercialization.

We are also seeking to develop corporate opportunities to benefit our shareholders; however, other than as set forth in this document, we have not executed agreements or finalized arrangements for any other technologies or opportunities as of the date of this Form 10-K

OUR DEVELOPMENT MODEL

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

ACQUISITION OF ADVANCED MATERIALS (METALLICUM, INC.)

In June 2008, we acquired Metallicum, Inc. (“Metallicum”) and its licensed patented technology.  We entered into a stock purchase agreement with Metallicum, Inc. to acquire all of the outstanding capital in exchange for 15,000,000 shares of our common stock.  An additional 15,000,000 shares of our common stock will be payable to Metallicum in the event of meeting certain milestones. At December 31, 2009, one milestone was met.  Metallicum was granted an exclusive license by The Los Alamos National Laboratory on  patents related to nanostructured materials.

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

ADVANCED MATERIALS

Our business model is based on licensing its technology to customers such as metals manufacturers. Although competing commercial products are provided by existing specialty metals companies, the only competing processes for creating nanostructured metals are either limited or cannot be economically scaled.  Metallicum does not yet face direct competition, but expects competition will emerge by 2010.

In January 2009, we entered into a patent license agreement with Los Alamos National Security, LLC for the exclusive licensing use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. Pursuant to such agreement we provided a non-refundable fee and 2,000,000 shares of our common stock with a fair market value of $33.000. Additionally, we are required to pay an annual license fee of $10,000 starting in February 2010 and royalties on future net sales.

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

In September 2009, the Company entered into a technology transfer agreement with Carpenter wherein Carpenter will fully develop, manufacture and market a new class of high strength metals under an exclusive license from Manhattan Scientifics and the Los Alamos National Laboratory.  Until we sign contracts with other manufacturers, nearly all of our revenue will be generated from our sale of the technology to Carpenter.

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

In addition, we rely on certain technology licensed from third parties, including the Los Alamos National Laboratory and the Sandia National Laboratory and may be required to license additional technologies in the future. We do not know if these third-party licenses will be available or will continue to be available to us on acceptable commercial terms or at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on our business, financial condition or results of our operations.

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

COMPETITION

As a result of our licensed technology, we do not have any direct competitors in our advanced materials operations.  We may, however, face competition from leading researchers and manufacturers worldwide that develop competing technology.   Competitors may successfully challenge our licensed technology, produce similar products that do not infringe our licensed technology or produce products  in countries where we have not applied for intellectual property protection.  Many of these competitors may have longer operating histories and significantly greater financial, marketing and other resources than we have. Furthermore, competitors may introduce new products that address our potential markets. Competition could have a material adverse effect on our business, financial condition and results of our operations.

The markets in which we compete are highly competitive and constantly evolving.  We believe that the principal competitive factors in our technology markets include without limitation:

• capitalization;

• cost of product;

• first to market with product in market segment;

• strong intellectual portfolio;

• product reliability;

• strong customer base; and

• strong manufacturing and supplier relationships.

EMPLOYEES

As of December 31, 2009, we had one full-time employee in general management. We do not expect any significant change in the total number of employees in the near future. Most of our research and development work has been performed by employees of our various research and development independent contractors (see below). We have historically indirectly funded the salaries of these individuals through our contract research and development payments to their employers. Although not technically our employees, we have considered these individuals to be an integral part of our research and development team.  None of our employees or contractors is members of any union or collective bargaining organization. We consider our relationships with our employee and our independent contractor employees to be good.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE OUR NEW TECHNOLOGIES WHICH WOULD RESULT IN CONTINUED LOSSES.

We are currently developing new technologies and a commercial product. We have generated our first revenues but we are unable to project when we will achieve profitability, if at all. As is the case with any new technology, we expect the development process to continue. We cannot assure that our resources will be able to develop our technology fast enough to meet market requirements. We can also not assure that our technology will gain market acceptance and that we will be able to successfully commercialize the technologies. The failure to successfully develop and commercialize the technologies would result in continued losses and may require us to curtail operations.

BECAUSE WE HAVE EARNED VERY LITTLE IN REVENUES, THE SUCCESS OF OUR BUSINESS REQUIRES CONTINUED FUNDING. IF WE CANNONT RAISE THE MONEY WE NEED TO SUPPORT OUR OPERATIONS UNTIL WE EARN SIGNIFICANT REVENUES, WE MAY BE REQUIRED TO CURTAIL OR TO CEASE OUR OPERATIONS AND YOU COULD LOSE YOUR ENTIRE INVESTMENT.

Our ability to develop our business depends upon our receipt of money to continue our operations while we introduce our products and a market for them develops. If this funding is not received as needed, it is unlikely that we could continue our business, in which case you would lose your entire investment. Our ability to access the capital markets has been hindered generally by the general difficult economic climate, beginning in 2008, for small technology concept companies, without significant revenues or earnings.

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

•developments or disputes concerning our intellectual property.

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

As of December 31, 2009, our certificate of incorporation, as amended, authorizes us to issue 500,000,000 shares of common stock. If we are not able to increase our authorized capital, we may not be able to raise additional funds or pay service providers which could be harmful to our business or cause us to cease operations altogether.

LIMITED PUBLIC MARKET FOR OUR COMMON STOCK MAY AFFECT OUR SHAREHOLDERS' ABILITY TO SELL OUR COMMON STOCK.

Our Common Stock currently is quoted on the Over-The-Counter Bulletin Board, which is generally considered to be a less efficient market than national exchanges. Consequently, the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through SEC regulations, delays in the timing of transactions, difficulties in obtaining price quotations, reduction in security analysts' and the new media's coverage of us, if any, and lower prices for our securities than might otherwise be attained. This circumstance could have an adverse effect on the ability of an investor to sell any shares of our common stock as well as on the selling price for such shares. In addition, the market price of our common stock may be significantly affected by various additional factors, including, but not limited to, our business performance, industry dynamics or changes in general economic conditions.

APPLICABILITY OF "PENNY STOCK RULES" TO BROKER-DEALER SALES OF OUR COMMON STOCK COULD HAVE A NEGATIVE EFFECT ON THE LIQUIDITY AND MAREKT PRICE OF OUR COMMON STOCK.

A penny stock is generally a stock that is not listed on national securities exchange and is quoted on the "pink sheets" or on the OTC Bulletin Board, has a price per share of less than $5.00 and is issued by a company with net tangible assets less than $5 million.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We recently received comments from the U.S. Securities and Exchange Commission on our recently filed periodic reports. We are in the process of responding to the comments which may affect our revenue recognition policies.

ITEM 2. DESCRIPTION OF PROPERTIES

Our principal executive office is at 405 Lexington Avenue, 32nd Floor, New York, New York, 10174. We lease approximately 300 square feet of office space on a month-to-month basis. The aggregate annual rent for this office space was $3,000 in 2009.  We believe our facilities are adequate for our current and planned business operations.

ITEM 3. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of December 31, 2009, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements other than the litigation described above which was subsequently settled.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Beginning on July 8, 2009, our Common Stock began quotations, and is currently being quoted, on the OTC Bulletin Board under the symbol MHTX.OB.  From May 2007 to July 2009, our common stock was quoted on the OTC Pink Sheets under the symbol “MHTX.PK” after being removed from trading on NASDAQ's Over-The-Counter Bulletin Board.  The following table sets forth for the periods indicated, the high and low per share bid information for our common stock for the fiscal years ended December 31, 2009 and December 31, 2008, as reported by www.pinksheets.com. Such high and low bid information reflects inter-dealer quotes, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

2008	High	Low
First Quarter	$0.064	$0.030
Second Quarter	$0.053	$0.030
Third Quarter	$0.090	$0.022
Fourth Quarter	$0.063	$0.025

2009
First Quarter	$0.060	$0.032
Second Quarter	$0.050	$0.029
Third Quarter	$0.195	$0.030
Fourth Quarter	$0.180	$0.097

As of December 31, 2009, we had 648 registered shareholders and 397,452,926 shares of Common Stock issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the past two years, we have issued unregistered securities in the following transactions in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933:

2009

In February 2009, the Company issued 2,000,000 shares of common stock for securing a licensing agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanstructuring metals and alloys for a total fair value of $33,000.

In February 2009, the Company issued 12,250,000 shares of common stock for approximately $201,000 from a private placement offering. The private placement originally provided for the offer and sale of up to 50,000,000 unregistered shares of the Company’s common stock at a price of $0.02 per share, for an aggregate of $1,000,000 and allowed the Company to accept or reject any oversubscription. As of March 31, 2009, the Company has sold a total of 53,657,000 shares of common stock related to the private placement for total proceeds of $1,073,000 and incurred offering costs approximating $46,000 of which $27,000 was paid in cash and 750,000 shares of common stock were issued for the balance.

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

 In July 2009, the Company granted options for 500,000 shares of common stock with an exercise price of $0.05 per share to two consultants.  The value of these options totaled $15,000 which was valued using the Black-Scholes option pricing model.

In September 2009, the Company entered into an agreement with a consultant and issued 600,000 shares of common stock with a fair value of $35,000.  The consulting agreement is for a twelve month period.  For the year ended December 31, 2009, the Company expensed $12,000 of the value of this consulting agreement and recorded a prepaid expense totaling $23,000 at December 31, 2009.  Additionally, the Company granted warrants for 1,000,000 shares of common stock related to this consulting agreement with exercise prices ranging $0.10 to $0.25 per share.  The value of these warrants approximated $43,000 which was valued using the Black-Scholes option pricing model.  The Company recognized a total of $14,000 of expense related to the value of the warrants for the year ended December 31, 2009.

In November 2009, the Company entered into an agreement with a consultant and issued 600,000 shares of common stock with a fair value of $72,000.  The consulting agreement is for a twelve month period.  For the year ended December 31, 2009, the Company expensed $12,000 of the value of this consulting agreement and recorded a prepaid expense totaling $60,000 at December 31, 2009.  Additionally, the Company granted warrants for 1,000,000 shares of common stock related to this consulting agreement with exercise prices ranging $0.15 to $0.30 per share.  The value of these warrants approximated $95,000 which was valued using the Black-Scholes option pricing model.  The Company recognized a total of $16,000 of expense related to the value of the warrants for the year ended December 31, 2009.

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

In June 2008, the Company issued 15,000,000 shares of common stock for the acquisition of Metallicum, Inc. for a total value of $300,000 or $0.02 per share. See Note 12.

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

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2009 the most recently completed fiscal year.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	30,649,763
Total	—	—	30,649,763

Exercise prices and weighted-average contractual lives of stock options outstanding as of December 31, 2009 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.01	25,000,000	7.68	0.01	25,000,000	0.01
0.02	3,000,000	3.32	0.02	3,000,000	0.02
0.05	1,500,000	3.79	0.05	1,500,000	0.05
0.06	1,200,000	5.38	0.06	1,200,000	0.06
0.39	250,000	1.73	0.39	250,000	0.39
2.25	110,000	0.53	2.25	110,000	2.25
2.40	500,000	0.66	2.40	500,000	2.40
$0.01	25,000,000	7.68	0.01	25,000,000	0.01

As of December 31, 2009, the following assumptions were used: (i) no expected dividends; (ii) a risk-free interest rate of 4.5% (iii) expected volatility 144%, and (iv) 5 year term. The fair value was determined using the Black-Scholes option-pricing model.  No options were issued during 2009.

All options we issued through December 31, 2009 vested within ninety days from the date of grant and expire at various dates during 2008 through 2018.

The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2009.

	Warrants	Weighted average Exercise Price
Outstanding as of December 31, 2007	13,250,000	$0.15
Issued/Vested	0
Cancelled/Expired	(9,250,000)	0.20

Outstanding as of December 31, 2008	4,000,000	0.01
Issued/Vested	477,000	0.19
Cancelled/Expired	0

Outstanding as of December 31, 2009	4,477,000	0.03

Date	Number of Warrants	Exercise Price	Contractual Life		Number of Shares Exercisable
October 11, 2007	3,200,000	.01	9	years	3,200,000
November 9, 2007	800,000	.01	9	years	800,000
September 8, 2009	312,000	.18	3	years	312,000
November 1, 2009	165,000	.23	3	years	165,000
	4,477,000				4,477,000

As of December 31, 2009, the following assumptions were used: (i) no expected dividends; (ii) a risk-free interest rate of 2.5% (iii) expected volatility ranging from 137% to 138%, and (iv) 4 year term. The fair value was determined using the Black-Scholes option-pricing model.  No warrants were issued during 2008.

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

As of December 31, 2009, we had an accumulated deficit, of $53,089,000. Included in this accumulated loss are charges amounting to approximately $22,513,000 relating to the issuance of equity instruments for services. We expect operating losses to continue for the foreseeable future because we will be continuing to fund research and development efforts as well as general and administrative expenses.

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

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008.

REVENUES. For the year ended December 31, 2009, we had revenue from our sale of technology to Carpenter Technology Corporation related to the Company’s technology ($600,000) and miscellaneous revenue from the sale of sample materials ($33,000).

EXPENSES:  The following chart summarizes our operating expenses and other income and expenses as described below:

	Year ended December 31,
	2009	2008
Common stock issued for services	54,000	57,000
Options issued for services	45,000	1,034,000
Other G&A expenses	906,000	861,000
Total G&A expenses	1,005,000	1,952,000
Research and development	25,000	198,000
Operating costs and expenses	1,030,000	2,150,000

Gain on sale of Novint common stock	—	(50,000)

Net interest expense	49,000	42,000

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,005,000 for the year ended December 31, 2009 versus general and administrative expenses of $1,952,000 for the year ended December 31, 2008, an overall decrease of $947,000.

General and administrative expenses were affected by options issued for services.  Excluding options issued for services, general and administrative expenses, consisting of expenses for consultants, accounting and legal services, travel and miscellaneous expenses, remained stable, increasing to $45,000 to $906,000 for the year ended December 31, 2009.  We expect these general and administrative expenses to remain stable in 2010.

In the first quarter of 2008, general and administrative expenses included a grant of options for 18,000,000 shares of common stock with an exercise price of $0.013 to our former CEO and a consultant.  These options replaced 16,000,000 options previously granted with an exercise price of $0.05 per share.  The value of these options totaled $1,034,000 which was valued using the Black-Scholes option pricing model based upon the following assumptions: stock price of $0.06 at grant date; 5 year term; volatility of 144%; and discount rate of 3.18%.  We do not expect that large grants of options, similar to this grant made in 2008, will be made in the near future.

NET LOSS. We reported a net loss of $446,000 for the year ended December 31, 2009 versus a net loss of $2,142,000 for the year ended December 31, 2008, an overall decrease in net loss of $1,696,000, principally resulting from a combination of revenues from our technology transfer agreement in 2009 and the 2008 expense of options issued for services discussed above partially offset by $50,000 in gains in 2008 on distribution of common stock we held in Novint Technologies, Inc. (“Novint”).

For the year ended December 31, 2008, we issued 53,191 shares of Novint as payment of accrued liabilities and related to convertible promissory notes issued during 2007 and recorded a gain on sale of those shares of $50,000.

LIQUIDITY AND PLAN OF OPERATIONS

Prior to September 2009, the Company had been considered a development stage company. As a result of the September 2009 technology transfer agreement and sale of technology to Carpenter, the Company has fully commenced its planned operations and generation of significant revenues.  Accordingly, we have relied primarily upon private placements and subscription sales of stock to fund our continuing activities and acquisitions. To a limited extent, we have also relied upon borrowing from our officers.

Stockholders’ equity totaled a deficit of $848,000 on December 31, 2009 and the working capital was a deficit of $1,142,000 on such date.  Although, we anticipate we may sell additional common stock and issue shares and/or options in exchange for services, we anticipate that in 2010 revenues from our technology transfer agreements will cover our entire overhead and the cost of our operations.

At December 31, 2009, our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, and 1,075,648 shares of common stock of Novint; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

We had a decrease of $205,000 in cash and cash equivalents for the year ended December 31, 2009, as a result of lower proceeds from the issuance of common stock ($607,000), partially offset by lower cash used in operating activities ($294,000).

For the year ended December 31, 2009, cash used in operating activities was $406,000 compared to $700,000 used in operating activities for the year ended December 31, 2008, the decrease in cash used, equal to $294,000, primarily as a result of a lower net loss in 2009 compared to 2008 ($1,696,000) partially offset by more cash used to pay for working capital items ($315,000).  Our net cash loss (net loss less non-cash expenses) was $283,000 in 2009 compared to a net cash loss of $892,000 in 2008.  Non-cash expenses in 2009 were common stock issued for services ($54,000), options issued for services ($45,000), amortization of our technology license ($35,000) and impairment of assets ($29,000).

We do not expect any significant change in the total number of employees in the near future. We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next 12 months, although we have no agreements regarding any such technologies as of the date hereof.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, public relations services, bookkeeping services, graphic design services, consultant services, and reimbursed expenses; and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of December 31, 2009, we had $362,000 in cash. We intend to satisfy our capital requirements for the next 12 months from our technology transfer agreements will cover our entire overhead and the cost of our operations..

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

GOING CONCERN

Our independent registered public accounting firms have stated in their audit report on our December 31, 2009 and 2008 consolidated financial statements, that we have experienced recurring losses and have working capital deficit. The conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

Impairment of Long-Lived Assets:

We assess the impairment of our long-lived assets periodically in accordance with Financial Accounting Standards Board ("FAS") Accounting Standard Codification (“ASC”) Topic 10. Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable, we will compare undiscounted net cash flows estimated to be generated by those assets to the carrying amount of those assets. When these undiscounted cash flows are less than the carrying amounts of the assets, we will record impairment losses to write the asset down to fair value, measured by the discounted estimated net future cash flows expected to be generated from the assets. To date there has been no impairment.

License Agreements

In 2008,  we obtained licenses to the rights of certain patents regarding nano-structured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represents its fair value.  We obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At December 31, 2009 and 2008, accumulated amortization was $45,000 and $15,000, respectively. Under the terms of the agreement, we may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys.  The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued.  The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At December 31, 2009, accumulated amortization was $3,000. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

Revenue Recognition

Revenue is recognized when the four basic criteria of revenue recognition are met: (i) a contractual agreement exists; (ii) transfer of technology (intellectual property) has been completed or services have been rendered; (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Investments: Available-for-Sale Investments

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

The Company follows the provision of FASB ASC Topic 718 for the measurement and recognition of compensation expense for all share-based payment awards to employees, directors and non-employees. Additionally, the Company follows the SEC’s Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), as amended by Staff Accounting Bulletin No. 110 (“SAB 110”), which provides supplemental application guidance based on the views of the SEC. The Company estimates the expected term, which represents the period of time from the grant date that the Company expects its stock options to remain outstanding, using the simplified method as permitted by SAB 107 and SAB 110. Under this method, the expected term is estimated as the mid-point between the time the options vest and their contractual terms. The Company continues to apply the simplified method because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected terms due to the limited period of time its equity shares have been publicly traded and the limited number of its options which have so far vested and become eligible for exercise.

The estimated fair value of grants of stock options and warrants to our nonemployees is charged to expense, if applicable, in the financial statements. These options vest in the same manner as the employee options granted under each of the option plans as described above. As of December 31, 2009 and 2008, we recorded compensation/service expense of $99,000 and $1,034,000, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Manhattan Scientifics, Inc.

We have audited the accompanying consolidated balance sheets of Manhattan Scientifics, Inc.  (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manhattan Scientifics, Inc. at December 31, 2009 and 2008, and the results of its operations, stockholders’ equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has an accumulated deficit from operations and a net deficiency in working capital that raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PMB Helin Donovan, LLP

Spokane, Washington

April 8, 2010

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$362,000	$567,000
Investments-available for sale	151,000	129,000
Prepaid expenses and other assets	83,000	—

Total current assets	596,000	696,000

Investments	2,000	2,000
Intellectual property, net	290,000	290,000
Other asset	2,000	31,000

TOTAL ASSETS	$890,000	$1,019,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$219,000	$281,000
Accrued interest and expenses — related parties	491,000	552,000
Note payable to related party	545,000	545,000
Note payable to former officers	450,000	450,000
Convertible note payable — other	33,000	33,000

Total current liabilities	1,738,000	1,861,000

Commitments and Contingencies:	—	—

STOCKHOLDER’S DEFICIT
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares; issued and outstanding — none	—	—
Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding	—	—
Series C convertible, redeemable, authorized 14,000 shares; issued and outstanding — none	—	—
Common, authorized 500,000,000 shares, 397,452,926 and 378,997,926 shares issued, and outstanding, respectively	398,000	380,000
Additional paid-in-capital	51,692,000	51,292,000
Other accumulated comprehensive income	151,000	129,000
Accumulative deficit	(53,089,000)	(52,643,000)

Total Stockholder’s deficit	(848,000)	(842,000)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$890,000	$1,019,000

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	YEAR ENDED DECEMBER 31,
	2009	2008
Revenue	$633,000	$—

Operating costs and expenses:
General and administrative	1,005,000	1,952,000
Research and development	25,000	198,000

Total operating costs and expenses	1,030,000	2,150,000

Loss from operations before other income and expenses	(397,000)	(2,150,000)

Other income and expenses:
Gain from sale of Novint Technologies Inc. common stock	—	50,000
Interest and other expenses	(50,000)	(50,000)
Interest income	1,000	8,000

NET LOSS	(446,000)	(2,142,000)

Other comprehensive income
Unrealized gain on available for sale investments	22,000	129,000

OTHER COMPREHENSIVE LOSS	$(424,000)	$(2,013,000)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares outstanding	393,155,118	328,469,378

Basic and diluted loss per common share	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
For The Years Ended December 31, 2009 And 2008

	Preferred Stock
	$.001 Par Value		Common Stock
	Series B		$.001 Par Value
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income	Accumulated Deficit	Total
Balance December 31, 2007	49,999	$—	$318,545,000	$319,000	$49,109,000		$(50,501,000)	$(1,073,000)

Issuance of shares at market price for services rendered			1,600,000	2,000	55,000			57,000
Issuance of shares in satisfaction of accrued expenses			1,125,926	1,000	44,000			45,000
Issuance of shares related to acquisition of Metallicum, Inc.			15,000,000	15,000	285,000			300,000
Issuance of shares for cash, net of offering costs of $42,000			42,707,000	43,000	765,000			808,000
Issuance of stock options					1,034,000			1,034,000
Other comprehensive income						129,000		129,000
Net loss							(2,142,000)	(2,142,000)

Balance December 31, 2008	49,999	—	378,977,926	380,000	51,292,000	129,000	(52,643,000)	(842,000)
Issuance of shares for cash			12,250,000	12,000	189,000			201,000
Issuance of shares related to licensing agreement			2,000,000	2,000	31,000			33,000
Issuance of shares for services			2,200,000	2,000	135,000			137,000
Exercise of stock options on a cashless basis			2,025,000	2,000				2,000
Issuance of stock options					15,000			15,000
Vesting of stock warrants					30,000			30,000
Comprehensive income						22,000		22,000
Net loss							(446,000)	(446,000)

Balance December 31, 2009	49,999	$—	397,452,926	$398,000	$51,692,000	$151,000	$(53,089,000)	$(848,000)

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(446,000)	$(2,142,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of investments	—	(50,000)
Common stock issued for services	54,000	57,000
Stock options issued for services	45,000	1,034,000
Amortization of technology license	35,000	15,000
Amortization of patents and intellectual property	—	194,000
Impairment of assets	29,000	—
Changes in:
Prepaid expenses and other assets	—	44,000
Accounts payable and accrued expenses	(62,000)	(1,000)
Accrued interest and expenses—related parties	(61,000)	149,000

Net cash provided by (used in) operating activities;	(406,000)	(700,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash acquired from purchase of Metallicum, Inc.	—	7,000

Net cash provided by (used in) investing activities	—	7,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	201,000	808,000

Net cash provided by (used in) financing activities	201,000	808,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(205,000)	115,000
Cash and cash equivalents, beginning of period	567,000	452,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$362,000	$567,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
Issuance of 15,000,000 common shares for acquisition of Metallicum, Inc.	$—	$300,000
Issuance of 1,125,926 common shares in satisfaction of accrued expenses	$—	$45,000
Issuance of 2,000,000 common shares related to licensing agreement	$33,000	$—
Issuance of shares for prepaid expenses	$137,000	$—
Exercise of options on a cashless basis	$2,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 1 – ORGANIZATION AND OPERATIONS

Manhattan Scientifics, Inc., a Delaware corporation (formerly Grand Enterprises, Inc) (“Grand”) was established on July 31, 1992 and has three wholly-owned subsidiaries: Metallicum, Inc., (“Metallicum”), Tamarack Storage Devices, Inc. (“Tamarack”) and Teneo Computing, Inc. (“Teneo”) (collectively “the Company”), a development stage enterprise.  Currently, Metallicum is the only operating subsidiary; and Tamarack and Teneo are dormant.  On June 12, 2008, the Company acquired Metallicum, Inc, for 15,000,000 shares of Company’s common stock, (See Note 12).

Manhattan Scientifics, Inc. operates as a technology incubator that seeks to acquire, develop and commercialize life-enhancing technologies in various fields, with emphasis in the areas of alternative energy, and consumer and commercial electronics. In this capacity, the Company continues to identify emerging technologies through strategic alliances with scientific laboratories, educational institutions, and scientists and leaders in industry and government.  The Company has a long standing relationship with Los Alamos Laboratories in New Mexico. During 2008, the Company refocused its efforts from the development of its fuel cell technologies to its current focus on the development of nano-materials through the acquisition of Metallicum.

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

In September 2009, the Company entered into a technology transfer agreement with Carpenter Technology Corporation, (“Carpenter”) wherein Carpenter will fully develop, manufacture and market a new class of high strength metals under an exclusive license from Manhattan Scientifics and the Los Alamos National Laboratory (see Note 11 for additional discussion). The proprietary process will enable super-strength metals and alloys to make products that weigh far less than in the past and without significant cost premiums. Prior to September 2009, the Company had been considered a development stage company. As a result of the September 2009 technology transfer agreement with Carpenter, the Company has fully commenced its planned operations and generation of significant revenues.

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

Prior to September 2009, the Company had been considered a development stage company. As a result of the September 2009 technology transfer agreement with Carpenter, the Company has fully commenced its planned operations and generation of significant revenues.  Accordingly, we have relied primarily upon private placements and subscription sales of stock to fund our continuing activities and acquisitions.

NOTE 2 - GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and at December 31, 2009, had an accumulated deficit of $53,089,000. For the year ended December 31, 2009, the Company sustained a net loss of $446,000. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.  Accordingly, the Company’s management will seek to raise capital financing either through debt or equity financing.

MANHATTAN SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS

BASIS OF CONSOLIDATION:

The consolidated financial statements include the accounts of Manhattan Scientific, Inc. and its wholly owned subsidiaries Tamarack, Teneo and Metallicum. All significant intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements include the operating activities of Metallicum, Inc. for the years ended December 31, 2009 and 2008.

The fiscal year end of the Company is December 31.

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

CASH CONCENTRATION:

The Company, at times, maintains cash balances in excess of the federally insured limit of $250,000 per institution.  The Company has approximately $161,000 in excess of the federally insured limit at December 31, 2009.

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

At December 31, 2009, the Company’s fixed assets were fully depreciated.

IMPAIRMENT OF LONG-LIVED ASSETS:

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment, where applicable to all long lived assets. FASB ASC 360-10 addresses accounting and reporting for impairment and disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360-10. FASB ASC 360-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

MANHATTAN SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS (Continued)

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nano-structured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represents its fair value.  The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At December 31, 2009 and 2008, accumulated amortization was $45,000 and $15,000. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys.  The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued.  The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At December 31, 2009, accumulated amortization was $3,000. Under the terms of the agreement the Company is required to pay an annual license fee of $10,000 starting in February 2101 and, may be required to pay royalties, as defined, to the licensors.

INCOME TAXES

The Company accounts for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Company’s consolidated balance sheets in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company’s valuation allowance in a period are recorded through the income tax provision on the consolidated statements of operations.

On January 1, 2007, the Company adopted ASC 740-10 (formerly known as FIN No. 48, Accounting for Uncertainty in Income Taxes). ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740-10, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.

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

MANHATTAN SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS (Continued)

RESEARCH AND DEVELOPMENT:

Research and development costs are expensed as incurred and amounted to $25,000 and $198,000 for the years ended December 31, 2009 and 2008.

INVESTMENTS:

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

Non-Marketable and Other Equity Investments

The Company accounts  for non-marketable and other equity investments under either the cost or equity method and includes them in other long-term assets. The non-marketable and other equity investments include:

•

Non-marketable cost method investments when the equity method does not apply. The Company records the realized gains or losses on the sale of non-marketable cost method investments in gains (losses) on other equity investments, net.

REVENUE RECOGNITION:

To date the only revenue generated is from the sale of technology and exclusive license agreements related to the Company’s technology and sample materials, (See Note 11).

Revenue is recognized when the four basic criteria of revenue recognition are met: (i) a contractual agreement exists; (ii) transfer of technology (intellectual property) has been completed or services have been rendered; (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

STOCK-BASED COMPENSATION:

 The Company accounts for stock-based compensation based on the fair value of all option grants or stock issuances made to employees or directors on or after its implementation date (the beginning of fiscal 2006), as well as a portion of the fair value of each option and stock grant made to employees or directors prior to the implementation date that represents the unvested portion of these share-based awards as of such implementation date, to be recognized as an expense, as codified in ASC 718. The Company calculates stock option-based compensation by estimating the fair value of each option as of its date of grant using the Black-Scholes option pricing model.  These amounts are expensed over the respective vesting periods of each award using the straight-line attribution method. Compensation expense is recognized only for those awards that are expected to vest, and as such, amounts have been reduced by estimated forfeitures.  The Company has historically issued stock options and vested and no vested stock grants to employees and outside directors whose only condition for vesting has been continued employment or service during the related vesting or restriction period.

MANHATTAN SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

The fair value of the Company’s debt as of December 31, 2009 and 2008, approximated fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of December 31, 2009 and 2008 because of the relative short term nature of these instruments. At December 31, 2009 and 2008, the fair value of the Company’s debt approximates carrying value. The fair value of the Company’s available for sale securities was $151,000 at December 31, 2009 and these securities are classified as Level 1.

RECENT ACCOUNTING PRONOUNCEMENTS

 In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have any impact on the Company’s consolidated financial statements.  The Company’s non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. No impairment indicators were present during the year ended December 31, 2009.   When impairment indicators are present, the Company utilizes various methods to determine the fair value of its non-financial assets.  For example, to value property plant and equipment, the Company would use the cost method for determining fair value; for goodwill the Company would use a combination of analyzing the Company’s market capitalization based on the market price of the Company’s common stock and a determination of discounted cash flows of the Company’s operations.

Effective January 1, 2009, the Company adopted an accounting standard that requires unvested share-based payments that entitle employees to receive nonrefundable dividends to also be considered participating securities, as codified in ASC 260. The adoption of this accounting standard had no impact on the calculation of the Company’s earnings per share because the Company has not issued participating securities.

MANHATTAN SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS (Continued)

Effective April 1, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities).. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on the Company’s consolidated financial statements.

Effective July 1, 2009, the Company adopted the “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (“ASC 105”). This standard establishes only two levels of U.S. GAAP, authoritative and no authoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became no authoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

In October 2009, the FASB issued Update No. 2009-14, “Certain Revenue Arrangements that Include Software Elements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-14”).  ASU 2009-14 amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. ASU 2009-14  will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption.. The Company believes this will not have any future impact to its consolidated financial statements.

MANHATTAN SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS (Continued)

Transfers of Financial Assets: In December 2009, the FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets (“ASU 2009-16”). ASU 2009-16 codifies SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS 166”), issued in June 2009. The guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Earlier adoption is prohibited. The Company will adopt the guidance in the first quarter of fiscal 2010. The Company does not anticipate this adoption will have a material impact on its consolidated financial statements.

Amendments to Accounting Standards Codification: In February 2010, the FASB issued ASU No. 2010-08, Technical Corrections to Various Topics (“ASU 2010-08”). ASU 2010-08 makes various non-substantive amendments to the FASB Codification that does not fundamentally change existing GAAP; however, certain amendments could alter the application of GAAP relating to embedded derivatives and the income tax aspects of reorganization. The amended guidance is effective beginning in the first interim or annual period beginning after the release of the ASU, except for certain amendments. The Company will adopt the guidance in the second quarter of 2010. The Company does not anticipate this adoption will have a material impact on its consolidated financial statements.

Subsequent Events: On February 24, 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 removes the requirement that SEC filers disclose the date through which subsequent events have been evaluated. This amendment alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. The guidance became effective with the issuance of ASU 2010-09 and the Company adopted this guidance upon its issuance.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present condensed consolidated financial statements.

NOTE 4 – INVESTMENTS

The Company made an investment in Novint Technologies Inc. (“Novint”) in 2001. The Company initially recorded its investment using the equity method of accounting and wrote down the investment to $-0- in 2004 as it recorded its proportionate share of Novint's net loss.  For the year ended December 31, 2008, the Company gave 53,191 shares of Novint stock as payment of accrued liabilities and notes payable, related party and recorded a gain on the exchange of those shares of $50,000 based on the fair market value of the stock on the date of exchange.

In prior years, the Company had significant control of Novint because of Mr. Maslow's position as a shareholder and board member of both the Company and Novint. Mr. Maslow resigned from the board of the Company in October 2007 and therefore the Company no longer has significant control of Novint. As of December 31, 2009 and 2008, the Company owned 1,075,648 shares of Novint common stock or approximately 3% and modified its accounting for the ownership position in accordance with FASB ASC 820. The fair value of the Novint shares was $151,000 as of December 31, 2009.

The Company has an additional investment in Aprils, Inc. which is accounted for at a cost of $2,000.

NOTE 5 – RELATED PARTY AND FORMER OFFICERS NOTES PAYABLE

In December 2007, the former Chief Operating Officer and former Chief Executive Officer collectively forgave $1,416,500 of their outstanding accrued salaries ($1,387,500) and note payable ($29,000) balances.  The amount forgiven has been accounted for as contributed capital.  Additionally, the Company repaid $5,000 of the former Chief Executive Officer’s note payable balance.  The remaining unpaid notes payable balances totaling $995,000 at December 31, 2009 and 2008 comprised of loans payable of $450,000 and $545,000 to its former Chief Operating Officer and Chief Executive Officer, respectively.

The loans bore interest at 5.5% per annum and were initially due December 31, 2002 and have been mutually extended.  Under the terms of the note extensions dated December 12, 2007, the loans bear interest at 5% per annum and are now due.  The Company has recorded interest expense for notes payable to these former officers of approximately $50,000 and $50,000 for the years ended December 31, 2009 and 2008, respectively.  Accrued interest related to these notes payable approximated $332,000 and $282,000 as of December 31, 2009 and 2008, respectively and is included in accrued liabilities, related parties.

NOTE 6 –NOTE PAYABLE – OTHER

During the years ended December 31, 2005 and December 31, 2004, the Company issued convertible notes in the amount of $33,000. The notes had a one year maturity date, are noninterest bearing and upon maturity convertible at the current per share price. These notes have not been paid and are currently in default.

NOTE 7 – CAPITAL TRANSACTIONS

Preferred Stock

The Company has a total of 1,000,000 shares of authorized preferred shares which are segregated into three classes of preferred stock.

The Company has 182,525 authorized shares of convertible, redeemable, 10 percent cumulative, Class A, Preferred Stock with $0.001 par value. One Class A, Preferred share is convertible into 50 restricted common share and will be entitled to the number of votes equal to the number of shares of common stock into which such holder’s shares of Series A Preferred stock could be converted at the time of the vote. Class A, Preferred Stock is redeemable by the Company at $15 per share.  Upon liquidation the holders of Series A Preferred stock will be entitled to be paid out of the assets available for distribution of the corporation an amount equal to $10 per share, before any payment will be made to the common shareholders.  As of December 31, 2009 and 2008, no shares of Preferred Stock were issued and outstanding.

The Company has 250,000 authorized shares of Class B, Preferred Stock with $0.001 par value.  As of December 31, 2009 and 2008, 49,999 shares of Preferred Stock were issued and outstanding.  Series B preferred shares are convertible at a rate of 1 Series B preferred share to 10 common shares.

The Company has 14,000 authorized shares of redeemable, convertible, Class C, Preferred Stock with $100 stated value.  Class C, Preferred Stock is not entitled to receive dividends unless dividends are paid on common stock.  Upon liquidation Class C, Preferred Stock shall be treated as if it were converted to common stock prior to liquidation. Class C, Preferred Stock is convertible at $100 divided by the 10 day average closing price of common stock.  The Class C, Preferred Stock is redeemable by the Company at the stated value. As of December 31, 2009 and 2008, no shares of Preferred Stock were issued and outstanding.

The Company has 553,475 undesignated blank check preferred stock, $0.001 par value, authorized, none outstanding.  The preferred shares are to be issued in such series and to have such rights, preferences, and designation as determine by the Board of Directors of the Company.

Common Stock

The Company has a total of 500,000,000 shares of authorized common shares.  As of December 31, 2009 and 2008, 397,452,926 and 378,997,926 shares of common stock were issued and outstanding, respectively.

Stocks issued during 2009

In February 2009, the Company issued 2,000,000 shares of common stock for securing a licensing agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanstructuring metals and alloys for a total fair value of $33,000.

In February 2009, the Company issued 12,250,000 shares of common stock for approximately $201,000 from a private placement offering. The private placement originally provided for the offer and sale of up to 50,000,000 unregistered shares of the Company’s common stock at a price of $0.02 per share, for an aggregate of $1,000,000 and allowed the Company to accept or reject any oversubscription. As of March 31, 2009, the Company had sold a total of 53,657,000 shares of common stock related to the private placement for total proceeds of $1,073,000 and incurred offering costs approximating $46,000 of which $27,000 was paid in cash and 750,000 shares of common stock were issued for the balance.

MANHATTAN SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 7 – CAPITAL TRANSACTIONS (Continued)

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

In July 2009, the Company granted options for 500,000 shares of common stock with an exercise price of $0.05 per share to two consultants.  The value of these options totaled $15,000 which was valued using the Black-Scholes option pricing model.

In September 2009, the Company entered into an agreement with a consultant and issued 600,000 shares of common stock with a fair value of $35,000.  The consulting agreement is for a twelve month period.  For the year ended December 31, 2009, the Company expensed $12,000 of the value of this consulting agreement and recorded a prepaid expense totaling $23,000 at December 31, 2009.  Additionally, the Company granted warrants for 1,000,000 shares of common stock related to this consulting agreement with exercise prices ranging $0.10 to $0.25 per share, a one year vesting period and expire three years after vesting.  The value of these warrants approximated $43,000 which was valued using the Black-Scholes option pricing model.  The Company recognized a total of $14,000 of expense related to the value of the vested warrants for the year ended December 31, 2009.

In November 2009, the Company entered into an agreement with a consultant and issued 600,000 shares of common stock with a fair value of $72,000.  The consulting agreement is for a twelve month period.  For the year ended December 31, 2009, the Company expensed $12,000 of the value of this consulting agreement and recorded a prepaid expense totaling $60,000 at December 31, 2009.  Additionally, the Company granted warrants for 1,000,000 shares of common stock related to this consulting agreement with exercise prices ranging $0.15 to $0.30 per share, , a one year vesting period and expire three years after vesting.  .  The value of these warrants approximated $95,000 which was valued using the Black-Scholes option pricing model.  The Company recognized a total of $16,000 of expense related to the value of the vested warrants for the year ended December 31, 2009.

Stocks issued during 2008

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

During April 2008 through December 2008, the Company sold 42,707,000 shares of common stock for approximately $850,000 from a private placement offering.  The private placement originally provided for the offer and sale of up to 50,000,000 unregistered shares of the Company’s common stock at a price of $0.02 per share, for an aggregate offering price of $1,000,000, and allowed the Company to accept or reject any oversubscription.    In June 2008, the Company issued 15,000,000 shares of common stock for the acquisition of Metallicum, Inc. for a total value of $300,000 or $0.02 per share. See Note 12.

MANHATTAN SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 7 – CAPITAL TRANSACTIONS (Continued)

Options

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

The Company reserved 2,000,000 shares of Common Stock for awards to be made under the 2004 Plan. A registration statement on Form S-8 was filed with the SEC on November 26, 2004 to register the shares underlying the 2004 plan. The 2004 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2004 Plan. The number of shares under the 2004 Plan available for grant at December 31, 2009 was 500,000.

On May 9, 2005, the Company’s Board of Directors adopted the 2005 Equity Compensation Plan (the "2005 Plan"). The purpose of this Plan is to provide incentives to attract,, retain and motivate eligible persons whose present and potential contributions are important to our success, by offering them an opportunity to participate in the Company’s future performance through awards of Options, the right to purchase Common Stock and Stock Bonuses. The Company reserved 10,000,000 shares of Common Stock for awards to be made under the 2005 Plan. The 2005 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2005 Plan. A registration statement on Form S-8 was filed with the SEC on June 8, 2005 to register the shares underlying the 2005 plan. The number of shares under the 2005 Plan available for grant at December 31, 2009 was 4,868,763.

MANHATTAN SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 7 – CAPITAL TRANSACTIONS (Continued)

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2009, the most recently completed fiscal year.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	30,649,763
Total	—	—	30,649,763

A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable
Outstanding as of December 31, 2007	38,245,000			38,245,000
Granted/Vested	18,000,000	0.013	0.013	18,000,000
Canceled/Expired	(21,710,000)	0.05-0.20	0.090	(21,710,000)

Outstanding as of December 31, 2008	34,535,000	0.05		34,535,000
Granted	500,000	0.05-0.20	0.05	500,000
Canceled/Expired	(475,000)	0.01	0.07	(475,000)
Exercised	(3,000,000)		0.01	(3,000,000)

Outstanding as of December 31, 2009	31,560,000			31,560,000

At December 31, 2009, the 31,560,000 outstanding options had an aggregate intrinsic value of $2,938,000.

MANHATTAN SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 7 – CAPITAL TRANSACTIONS (Continued)

Exercise prices and weighted-average contractual lives of 31,560,000 stock options outstanding as of December 31, 2009 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.01	25,000,000	7.68	0.01	25,000,000	0.01
0.02	3,000,000	3.32	0.02	3,000,000	0.02
0.05	1,500,000	3.79	0.05	1,500,000	0.05
0.06	1,200,000	5.38	0.06	1,200,000	0.06
0.39	250,000	1.73	0.39	250,000	0.39
2.25	110,000	0.53	2.25	110,000	2.25
2.40	500,000	0.66	2.40	500,000	2.40

The fair value for options granted were determined using the Black-Scholes option-pricing model.  As of December 31, 2008, the following assumptions were used: (i) no expected dividends; (ii) a risk-free interest rate of 4.5% (iii) expected volatility 144%, and (iv) 5 year term. As of December 31, 2009, the following assumptions were used: (i) no expected dividends; (ii) a risk-free interest rate of 2.5% (iii) expected volatility 137%, and (iv) 5 year term.

Warrants:

The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2009.

	Warrants	Weighted average Exercise Price

Outstanding as of December 31, 2007	13,250,000	$0.15
Issued/Vested	0
Cancelled/Expired	(9,250,000)	0.20
Outstanding as of December 31, 2008	4,000,000	0.01
Issued/Vested	477,000	0.19
Cancelled/Expired	0
Outstanding as of December 31, 2009	4,477,000	0.03

Date	Number of Warrants	Exercise Price	Contractual Life		Number of Shares Exercisable
October 11, 2007	3,200,000	.01	9	years	3,200,000
November 9, 2007	800,000	.01	9	years	800,000
September 8, 2009	312,000	.10-.25	3	years	312,000
November 1, 2009	165,000	.15-.30	3	years	165,000
	4,477,000				4,477,000

The fair value for warrants granted were determined using the Black-Scholes option-pricing model.  As of December 31, 2009, the following assumptions were used: (i) no expected dividends; (ii) a risk-free interest rate of 2.5% (iii) expected volatility ranging from 137% to 138%, and (iv) 4 year term. No warrants were issued during 2008.  At December 31, 2009, vested warrants of 4,477,000 had an aggregate intrinsic value of $401,000.  Non-vested warrants of 1,523,000 had an aggregate intrinsic value of $2,000.

NOTE 8 – INCOME TAXES

The provision for income taxes on the statements of operations consists of $-0- and $-0- for the years ended December 31, 2009 and 2008, respectively.

Deferred tax assets are comprised of the following at December 31:

	2009	2008
Net operating loss carryforward	$8,913,000	$8,697,000
Temporary differences	4,873,000	4,855,000
Less valuation allowance	(13,786,000)	(13,552,000)

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes.  At December 31, 2009 and 2008, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits.  At December 31, 2009 and 2008, net operating loss carryforwards were approximately $35,098,000 and $34,663,000, respectively, for federal tax purposes that expire at various dates from 2009 through 2028 and for state tax purposes expire in 2010 through 2019.

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state regulations.  The annual limitation may result in the expiration of substantial net operating loss carryforwards before utilization.

For December 31, 2009 and 2008, the provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2009 and 2008) to income taxes as follows:

	2009	2008
Tax benefit computed at 34%	$216,000	$415,000
Change in valuation allowance	(234,000)	(828,000)
Change in carryovers and tax attributes	18,000	414,000

NOTE 9 – RELATED PARTY TRANSACTIONS

The accounting firm of one of the Company’s former directors received approximately $48,000 of compensation for accounting services rendered to the Company during the year ended December 31, 2008.

NOTE 10 – COMMITMENTS

Operating Leases

The Company’s principal executive offices in New York are leased on a month to month basis for $500 per month.  As of December 31, 2009 and 2008, rent expense was $6,000, and $6,000 respectively.

Litigation

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business.  As of December 31, 2009 and 2008, the Company was not party to any material litigation, claims or suit whose outcome could have material effect to the financial statements.

License Agreement

As discussed  in Note 3, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys.  Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.  The license rights also require the Company to meet certain milestones.  Twelve months from the effective date of the license rights agreement Manhattan will initiate negotiations with at least five companies regarding manufacture and distribution of licensed products.  Within twenty-four months Manhattan will establish capability for manufacturing a licensed product in New Mexico and within thirty-six months Manhattan will either manufacture a licensed product or close a sublicense agreement, or initiate a request for required government approval for a licensed product.

NOTE 11 – TECHNOLOGY TRANSFER AGREEMENT

On September 12, 2009, the Company entered into a perpetual technology transfer and sale agreement relating to its nanostructured metal technology with Carpenter Technology Corporation. The agreement provides that Carpenter Technology Corporation will bring to market products derived from the Company’s technology. The Company was paid upon execution of the agreement and will be entitled to annual payments thereafter including certain royalties provided that Manhattan has fully performed its obligation to Carpenter. As of December 31, 2009, the Company received $600,000 and recorded such amount as revenue for the year ended December 31, 2009. The Company has no ongoing technology development requirements but will  facilitate the purchase of a current generation ECAP-C production machine, by Carpenter. The sale of technology, licenses, fees, royalties and other provisions of this agreement shall be perpetual unless terminated by mutual agreement of both parties.

NOTE 12 – ACQUISITION OF METALLICUM, INC.

In June 2008, the Company completed the purchase of Metallicum, Inc., a privately held research and development company of nano-structured materials, by acquiring all of the outstanding capital stock of Metallicum, Inc. for a total purchase price of $305,000. Metallicum, Inc.’s results of operations have been included in the consolidated financial statements since the date of acquisition. As a result of the acquisition, the Company is expected to be a leading provider of nano-structured materials and uses of these materials.

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

The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values:

Cash and cash equivalents	$7,000
Other current assets	1,000
Intangible assets	305,000
Total assets acquired	313,000
Accounts payable and other current liabilities	(13,000)
Total liabilities assumed	(13,000)
Net assets acquired	$300,000

The purchase price exceeded the fair values of the net assets acquired by $305,000, and this total amount was assigned to “License Agreements,” which are being amortized on the straight-line method over the estimated remaining lives of ten years.

In connection with the Metallicum acquisition, the Company has agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with FASB ASC 805, the Company does not accrue contingent consideration obligations prior to the attainment of the objectives. At December 31, 2009, maximum potential future consideration pursuant to such arrangements, to be resolved over the following years, is the potential issuance of 15 million restricted shares of the Company’s common stock having a current approximate value of $300,000. Any such payments would result in increases in intangible assets.

MANHATTAN SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 12 – ACQUISITION OF METALLICUM, INC. (Continued)

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

Metallicum will receive revenue from the transfer of nanostructured metal from Metallicum to Danlin equal to 10% of the revenue from the sales of BASIC dental implants that are made from the supplied nanostructured metal. As of December 31, 2009, Metallicum has not received any income related to the sales of BASIC dental implants.

Revenue from sales of nanostructured titanium for all other purposes other than the implants will go to the joint venture to be paid to Metallicum.

Any techniques, know-how, improvements, or modification to the existing inventions, intellectual property and technologies that are developed by the joint venture will be the sole and exclusive property of Metallicum.

MANHATTAN SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluates events that occur subsequent to the balance sheet date of periodic reports, but before financial statements are issued for periods ending on such balance sheet dates, for possible adjustment to such financial statements or other disclosure. This evaluation generally occurs through the date at which the Company’s financial statements are electronically prepared for filing with the SEC. For the financial statements as of and for the periods ending December 31, 2009.

On February 8, 2010, the Company entered into an Acquisition Option Agreement with Senior Scientific LLC (“Senior Scientific”), Edward R. Flynn, Ph.D. ("Dr. Flynn") and Scientific Nanomedicine, Inc. (“Scientific Nanomedicine”).  The agreement transfers the commercial rights to technology and intellectual property with respect to the early detection of diseases using nano technologies owned by Scientific Nanomedicine.  The technology and intellectual property owned by Scientific Nanomedicine was developed by Senior Scientific and its President and Chief Executive Officer Dr. Edward R. Flynn.

The agreement gives the Company the future exclusive right to acquire Scientific Nanomedicine and its technology.  The Company can complete the acquisition by payment of a purchase price comprising cash and shares of the Company’s common stock.  The Company intends to pursue its established business model to work in close cooperation with pharmaceutical companies and medical device manufacturers to commercialize this technology.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

ITEM 9AT. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance  with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2009:

Resources: As of December 31, 2009, we had one full-time employee in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting.  As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

Management’s Remediation Initiatives

During the year ended December 31, 2009, we generated revenue and are no longer a development stage company.  As our resources allow, we will add financial personnel to our management team.  We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions.  We will also create an audit committee made up of our independent directors.

(b)

Changes In Internal Control Over Financial Reporting

We prepared written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions.  .

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

NAME	AGE	POSITION
Emmanuel Tsoupanarias	57	Chairman of the Board, President and Chief Executive Officer
Leonard Friedman	72	Secretary and Director
Frank Georgiou	59	Director
Chris Theoharis	57	Director

There are no family relationships among any of our directors or officers.

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

CODE OF ETHICS

On March 31, 2005, we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of the Company’s Code of Ethics can be viewed on the Company’s website at www.mhtx.com or obtained free of charge by sending a written request to the attention of the Company’s Chief Executive Officer, Emmanuel Tsoupanarias at 405 Lexington Avenue, 32nd Floor, New York, New York, 10174.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation awarded by us to our executive officers for the fiscal years ended December 31, 2006, 2007 and 2008.  We do not have employment agreements with any of our officers.

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Emmanuel Tsoupanarias CEO and Chairman	2007	—	—	—	(1) 49,768	—	—	(2) 284,002	333,770
	2008	100,000	—	—	—	—	—	—	100,000
	2009	100,000	—	—	—	—	—	—	100,000

(1)In November 2007, a warrant for 800,000 shares of common stock with an exercise price of $0.013 was granted.  The value of this option totaled $49,768 which was valued using the Black-Scholes option pricing model.

(2)In May 2007, 14,200,106 shares of common stock were issued for services rendered before appointment as a director and officer.

The Board of Directors serves as the Compensation Committee.  The Company’s Board of Directors relies on its independent judgment in determining the compensation to be paid to the Company’s executive officer.  Mr. Emmanuel Tsoupanarias, our Chief Executive Officer, does not have an employment agreement.  His salary, set at $100,000 was set by the Board of Directors in 2007.  He has not received any compensation from any equity compensation plans.  In November 2007, he received, along with each director, a warrant for 800,000 shares of common stock with an exercise price of $0.013.

Director Compensation

The following table sets forth a summary of the compensation earned by our non-employee directors in 2009:

Director Compensation Table (2009)
Name	Fees Earned or paid in cash	Stock awards	Option Awards	Non-equity Deferred comp. earnings	Nonqualified Deferred comp. earnings	All other	Total
Frank Georgiou	$6,000	$—	$—	$—	$—	$—	$6,000
Leonard Friedman	6,000	—	—	—	—	—	6,000
Chris Theoharis	6,000	—	—	—	—	—	6,000

Emmanuel Tsoupanarias did not receive any compensation for his board participation.  His compensation is set forth above in the Executive Compensation Table:

Compensation Committee Interlocks and Insider Participation

Our entire board currently acts as our compensation committee. Emmanuel Tsoupanarias is the sole executive officer of our company. No member of the compensation committee is employed by or serving as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our compensation committee.

OUTSTANDING EQUITY AWARDS

	Warrant Awards
Name	Grant Date	Number of Securities Underlying Unexercised Warrants (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Warrants (#)	Number of Securities Underlying Unexercised Warrants (#) Unexercisable (1)	Warrant Exercise Price ($)	Warrant Expiration Date
Emmanuel Tsoupanarias, Chairman and CEO	11/9/2007	800,000	—	—	$0.013	11/9/2017
Leonard Friedman, Director	10/11/2007	800,000	—	—	$0.013	10/11/2017
Frank Georgiou, Director	10/11/2007	800,000	—	—	$0.013	10/11/2017
Chris Theoharis, Director	10/11/2007	800,000	—	—	$0.013	10/11/2017

Grant of Plan Based Awards

No plan-based awards were made during the fiscal year ended December 31, 2009.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class(1)
Emmanuel Tsoupanarias (2)	15,250,106	3.8%
Leonard C. Friedman (3)	7,500,000	1.9%
Frank Georgiou (4)	22,500,106	5.7%
Chris Theoharis (5)	5,000,105	1.3%
Directors and Executive Officers as a group (4 persons)	52,750,317	13.2%

Marvin Maslow (6)	55,867,606	13.2%

(1)This tabular information is intended to conform with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 relating to the determination of beneficial ownership of securities.  The percent of class is based on 397,452,926 shares and, for each beneficial owner, gives effect to the exercise of warrants or options exercisable within 60 days of the date of this table owned, in each case, by the person or group whose percentage ownership is set forth herein.

(2)Includes 14,200,106 owned by Saraklis Inc, a corporation controlled by Mr. Tsoupanarias and a warrant to purchase 800,000 shares at a price of $0.013 per share.

(3)Includes a warrant to purchase 800,000 shares at a price of $0.013 per share.

(4)Includes a warrant to purchase 800,000 shares at a price of $0.013 per share.

(5)Includes a warrant to purchase 800,000 shares at a price of $0.013 per share.

(6)Includes 28,947,606 shares of Common Stock, options to purchase 25,000,000 shares of Common Stock, a warrant to purchase 800,000 shares of Common Stock and 1,120,000 shares of Common Stock owned by Mr. Maslow's wife.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of December 31, 2008, we have loans payable of $450,000 and $545,000 payable to our former Chief Operating Officer Jack Harrod and former Chief Executive Officer Marvin Maslow.  Neither Mr. Harrod or Mr. Maslow are officers or directors of the Company.  Mr. Harrod resigned April 1, 2006.  Mr. Maslow resigned November 1, 2007.  The loans bore interest at 5.5% per annum and were initially due December 31, 2002 and have been mutually extended and settled.  Under the terms of the settlement, dated December 12, 2007, the loans bear interest at 5% per annum and are now fully due.  We have recorded interest expense for notes payable to these former officers of approximately $50,000 and $61,000 for the years ended December 31, 2008 and 2007, respectively.  Accrued interest related to these notes payable approximated $281,750 and $232,000 as of December 31, 2008 and 2007, respectively.  In May 2007, we issued 14,200,106 shares of common stock to its former Chief Executive Officer for settlement of debt totaling $71,000.  As part of the settlement in December 2007, the former Chief Operating Officer and former Chief Executive Officer collectively forgave $1,416,500 of their outstanding accrued salaries ($1,387,500) and note payable ($29,000) balances.  The amount forgiven has been accounted for as contributed capital.  Additionally, we repaid $5,000 of the former Chief Executive Officer’s note payable balance.  The remaining unpaid note payable balances totaling $995,000 at December 31, 2008 are unsecured and accrue interest at five percent (5%) per annum.

Teich, Beim & Moro, P.C., an accounting firm in which David Teich, our former treasurer and a director, is a principal, received approximately $34,500 and $48,000 of compensation for accounting services rendered to us during the years ended December 31, 2009 and December 31, 2008, respectively.  Mr. Teich resigned effective December 31, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by our independent auditors for the fiscal year ended December 31, 2009 and December 31, 2008:

Fee Category	Fiscal 2009	Fiscal 2008
Audit fees	$63,000	$50,000
Tax fees	—	—
Other fees	—	—
Total fees	$63,000	$50,000

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

ITEM 15. EXHIBITS

(a) EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Reorganization (1)
2.2	Agreement and Plan of Merger (1)
3.1	Certificate of Incorporation (1)
3.2	Amendment to Certificate of Incorporation (1)
3.3	Bylaws (1)
4.1	Amended Certificate of Designation, Preferences and Rights of Series C Preferred Stock (2)
10.1	License/Assignment Agreement with Robert Glenn Hockaday, and DKY, Inc. (1)
10.2	Research and Development Agreement with Energy Related Devices, Inc. (1)
10.3	Letter Agreement with Energy Related Devices, Inc. and Robert Glenn Hockaday (1)
10.4	Intellectual Property Assignment and Research and Development Agreement with Novars Gesellschaft fur neue Technologien GmbH (1)
10.5	License Option Agreement with The Regents of the University of California (1)
10.6	Manhattan Scientifics, Inc. 1998 Stock Option Plan (1)
10.1	Stock Purchase Agreement between Manhattan Scientifics, Inc., Projectavision, Inc., and Lancer Partners, L.P. (3)
10.1	License Option Agreement with Mr. Edward Vanzo (4)
10.12	Manhattan Scientifics, Inc. 2000 Equity Incentive Plan (5)
10.13	2004 Consultant Stock Plan (6)
10.14	Loan Agreement with Oro Valley Associates, LLC (7)
10.15	Warrant Agreement with Oro Valley Associates, LLC (7)
10.16	Manhattan Scientifics 2005 Equity Incentive Plan (8)
10.17	Stock Purchase Agreement, dated as of June 12, 2008, among Manhattan Scientifics, Inc., Metallicum, Inc., and the shareholders of Metallicum (9)
10.18	Acquisition Option Agreement by and among Senior Scientific LLC, Edward R. Flynn, Ph.D., Scientific Nanomedicine, Inc. and Manhattan Scientifics, Inc. (8) )
10.19	Stock Purchase Agreement, dated as of June 12, 2008, among Manhattan Scientifics, Inc., Metallicum, Inc., and the shareholders of Metallicum (9)
10.20	Settlement and Memorandum of Agreement among Marvin Maslow, Jack B. Harrod and Manhattan Scientifics, Inc. (9)
10.21	Patent License Agreement Between Los Alamos National Security, LLC and Manhattan Scientifics, Inc. (9)
14	Code of Ethics (9)
21	List of Subsidiaries (9)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d- 14(a) (9)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d- 14(a) (9)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

(1) Incorporated by reference to the registrant's Form 10-SB filed with the Commission on December 8, 1999.

(2) Reserved

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

(9) Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day ofApril 2010.

MANHATTAN SCIENTIFIC, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on April 9, 2010, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Emmanuel Tsoupanarias	Chief Executive Officer,
Emmanuel Tsoupanarias	President, Chairman of the Board (Principal Executive Officer)

/s/ Leonard Friedman	Secretary and Director
Leonard Friedman

/s/ Frank Georgiou	Director
Frank Georgiou

/s/ Chris Theoharis	Treasurer and Director (Principal Financial Officer)
Chris Theoharis