Form 10-Q
period 2010-03-31
MANHATTAN SCIENTIFICS INC
filed 2010-05-17
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal quarter ended March 31, 2010

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

There were 400,152,926 shares outstanding of registrant’s common stock, par value $.001 per share, as of March 31, 2010.

PART I

ITEM 1. FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2010 Unaudited	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$561,000	$362,000
Investments-available for sale	215,000	151,000
Prepaid expenses and other assets	57,000	83,000

Total current assets	833,000	596,000

Investments	2,000	2,000
Intellectual property, net	282,000	290,000
Other asset	2,000	2,000

TOTAL ASSETS	$1.119,000	$890,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$171,000	$219,000
Accrued interest and expenses — related parties	517,000	491,000
Deferred revenue	129,000	—
Note payable to related party	545,000	545,000
Note payable to former officers	450,000	450,000
Note payable — other	33,000	33,000

Total current liabilities	1,845,000	1,738,000

Commitments and Contingencies:	—	—

STOCKHOLDERS’ DEFICIT
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares; issued and outstanding — none	—	—
Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding	—	—
Series C convertible, redeemable, authorized 14,000 shares; issued and outstanding — none	—	—
Common, authorized 500,000,000 shares, 400,152,926 and 397,452,926 shares issued, and outstanding, respectively	400,200	398,000
Additional paid-in-capital	51,939,800	51,692,000

Other accumulated comprehensive income	215,000	151,000
Accumulative deficit	(53,281,000))	(53,089,000)

Total Stockholder’s deficit	(726,000)	(848,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1.119,000	$890,000

See notes to unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

THREE MONTHS ENDED
March 31, 2010	March 31, 2009

Revenue	$172,000	$—
Cost of revenue	38,000	—
Gross profit	134,000	—
Operating costs and expenses:
General and administrative	313,000	321,000

Total operating costs and expenses	313,000	321,000

Loss from operations before other income and expenses	(179,000))	(321,000)

Other income and (expenses):
Interest and other expenses	(13,000)	(13,000)
Interest income	—	1,000

NET LOSS	(192,000)	(333,000)

Comprehensive income (loss)
Unrealized gain (loss) on available for sale investments	64,000	(21,000)

COMPREHENSIVE LOSS	$(128,000)	$(354,000)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares outstanding	397,452,926	384,519,593

Basic and diluted loss per common share	$(0.00)	$(0.00)

See notes to unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

THREE MONTHS ENDED
March 31, 2010	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(192,000)	$(333,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation related to vesting of stock warrants	34,000	—
Amortization of technology license, patents and intellectual property	8,000	7,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	26,000	1,000
Accounts payable and accrued expenses	(48,000)	6,000
Accrued interest and expenses—related parties	26,000	(57,000)
Deferred revenue	129,000	--

Net cash (used in) operating activities;	(17,000)	(376,000)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

Net cash provided by (used in) investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock subscription agreements	216,000	—
Proceeds from issuance of common stock, net of offering costs	—	201,000

Net cash provided by financing activities	216,000	201,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	199,000	(175,000)
Cash and cash equivalents, beginning of period	362,000	452,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$561,000	$277,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

See notes to unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2010

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the period ended December 31, 2009. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three months period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Manhattan Scientifics purchased Metallicum to acquire its licensed rights to patented technology and other technology which Metallicum had developed. The license rights are comprised of three US Patents (US Patent numbers 7152448, 6197129 and 6399215) for which Metallicum (subsequently, Manhattan) had been assigned an exclusive license rights by Los Alamos National Security LLC (LANL). Under the license rights, Metallicum had all rights, title and interest throughout the world in and to any and all inventions, original works of authorship, developments, concepts, know-how, improvements on the patents or trade secrets whether or not patentable or registrable under copyright or similar laws.

In January 2009, the Company entered into a new patent license agreement with Los Alamos National Security, LLC for the exclusive licensing use of the same patents relating to the manufacture and application of nanostructuring metals and alloys. Pursuant to such agreement the Company provided a non-refundable fee and 2,000,000 shares of our common stock. Additionally, the Company is required to pay an annual license fee starting in February 2010 and royalties on future net sales.

MANHATTAN SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2010

NOTE 2 – ORGANIZATION AND OPERATIONS (Continued)

In September 2009, the Company entered into a contract with Carpenter Technology Corporation, (“Carpenter”) wherein Carpenter purchased the right to fully develop, manufacture and market a new class of high strength metals. The proprietary process developed by Metallicum will enable super-strength metals and alloys to make products that weigh far less than in the past and without significant cost premiums. In addition the Company has granted Carpenter a sublicense agreement for the use of the patents acquired from the Los Alamos National Laboratory.

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

Prior to September 2009, the Company had been considered a development stage company. As a result of the September 2009 technology sale to with Carpenter, the Company has fully commenced its planned operations and generation of significant revenues.  Accordingly, we have relied primarily upon private placements and subscription sales of stock to fund our continuing activities and acquisitions.

NOTE 3 - GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to incur recurring losses and at March 31, 2010, had an accumulated deficit of $53,281,000. For the three months ended March 31, 2010, the Company sustained a net loss of $192,000. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles.” ASC 105-10 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all existing non-SEC accounting and reporting standards. The FASB will now issue new standards in the form of Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the changes in the Codification. References made to FASB guidance have been updated for the Codification throughout this document.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its three wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represents its fair value.  The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At March 31, 2010

MANHATTAN SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2010

and December 31, 2009, accumulated amortization was $52,000 and $44,000, respectively. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a perpetual patent license agreement with Los Alamos National Security, LLC for the exclusive use of these same patents relating to the manufacture and application of nanostructuring metals and alloys.  The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued.  The value attributable to the patent license agreements is being amortized over the period of its estimated benefit period of 10 years. At March 31, 2010, accumulated amortization was $4,000 and $3,000, respectively. Under the terms of the agreement the Company is required to pay an annual license fee of $10,000 starting in February 2010 and, may be required to pay royalties, as defined, to the licensors.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS (Continued)

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

MANHATTAN SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2010

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

MANHATTAN SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2010

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS (Continued)

STOCK-BASED COMPENSATION

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

The estimated fair value of grants of stock options and warrants to nonemployees of the Company is charged to expense, if applicable, in the financial statements. The Company did not issue any options or warrants during the three months ended March 31, 2010 and 2009.

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

The fair value of the Company’s debt as of March 31, 2010 and December 31, 2009 approximated their fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of March 31, 2010 and December 31, 2009 because of the relative short term nature of these instruments. At March 31, 2010 and December 31, 2009, the fair value of the Company’s debt approximates carrying value. The fair value of the Company’s available for sale securities was $215,000 at March 31, 2010 and these securities are classified as Level 1.

MANHATTAN SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2010

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS (Continued)

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

REVENUE RECOGNITION:

To date the only revenue generated is from the sale of field technology developed by Metallicum related to the Company’s nanotechnology, services provided and sample materials(See Note 9).

Revenue is recognized when the four basic criteria of revenue recognition are met: (i) a contractual agreement exists; (ii) transfer of technology (intellectual property) has been completed or services have been rendered; (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. Service revenue is recognized when specific milestones are reached or as service is provided if there are no discernable milestones.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the FASB modified the accounting standard related to transfers and servicing.  This standard, as modified, intends to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This standard, as modified, must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  This standard, as modified, must be applied to transfers occurring on or after the effective date.  The adoption of the transfers and servicing standard, as modified, did not have a material effect on our consolidated financial statements.

In June 2009, the FASB modified the accounting standard related to consolidation.  This standard, as modified, intends to improve financial reporting by enterprises involved with variable interest entities.  This standard, as modified, addresses the effects on certain provisions  relating to the Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in the accounting standard related to  transfers and servicing, and constituent concerns about the application of certain key provisions of this standard, including those in which the accounting and disclosures under the standard do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  This standard, as modified, is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.  The adoption of the consolidation standard, as modified, did not have a material effect on our consolidated financial statements.

MANHATTAN SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2010

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS (Continued)

In January 2010, the FASB issued Accounting Standards Update 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires an entity to disclose separately the amounts of significant transfers in and out of Level I and II fair value measurements, and describe the reasons for the transfers. Also, it requires additional disclosure regarding purchases, sales, issuances and settlements of Level III measurements. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level III measurements, which is effective for fiscal years beginning after December 15, 2010. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

Accounting standards not yet adopted

In September 2009, the Emerging Issues Task Force (“EITF”) issued “Revenue Arrangements with Multiple Deliverables .”  This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate the consideration to each unit of accounting.  This issue eliminates the use of the residual value method for determining allocation of arrangement consideration and allows the use of an entity's best estimate to determine the selling price if vendor specific objective evidence and third-party evidence cannot be determined.  This issue also requires additional disclosure to provide both qualitative and quantitative information regarding the significant judgments made in applying this issue.  In addition, for each reporting period in the initial year of adoption, this issue requires disclosure of the amount of revenue recognized subject to the measurement requirements of this issue and the amount of revenue that would have been recognized if the related transactions were subject to the measurement requirements of Issue 00-21.  This issue is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010.  Early adoption is permitted.  We are currently assessing the potential impact of the adoption of these rules on our consolidated financial statement disclosures.

In April 2010, the FASB issued ASU 2010-17 which establishes authoritative guidance permitting use of the milestone method of revenue recognition for research or development arrangements that contain payment provisions or consideration contingent on the achievement of specified events. This guidance is effective for milestones achieved in fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

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

NOTE 5 – CAPITAL TRANSACTIONS

Capital transactions during the three months ended March 31, 2010:

As of March 31, 2010, the Company received $216,000 related to a private placement offering for shares of the Company’s common stock at a price of $0.08 per share for a total of 2,700,000 shares. The private placement offering originally provided for the offer and sale of up to 5,000,000 unregistered shares of the Company’s common stock which has since been closed as of March 31, 2010 of which of total of 2,700,000 shares had been sold.

MANHATTAN SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2010

NOTE 6 – INVESTMENTS

The Company made an investment in Novint Technologies Inc. (“Novint”) in 2001. The Company initially recorded its investment using the equity method of accounting and wrote down the investment to $-0- in 2004 as it recorded its proportionate share of Novint's net loss.

In prior years, the Company had significant control of Novint because of Mr. Maslow's position as a shareholder and board member of both the Company and Novint. Mr. Maslow resigned from the board of the Company in October 2007 and therefore the Company no longer has significant control of Novint. As of March 31, 2010 and December 31, 2009, the Company owned 1,075,648 shares of Novint common stock or approximately 3% and modified its accounting for the ownership position in accordance with FASB ASC 820. The fair value of the Novint shares was $215,000 and $151,000 as of March 31, 2010 and December 31, 2009, respectively.

The Company has an additional investment in Aprilis, Inc. which is accounted for at a cost of $2,000 as of March 31, 2010 and December 31, 2009.

NOTE 7 – RELATED PARTY AND FORMER OFFICERS NOTES PAYABLE

In December 2007, the former Chief Operating Officer and former Chief Executive Officer collectively forgave $1,416,500 of their outstanding accrued salaries ($1,387,500) and note payable ($29,000) balances. The amount forgiven has been accounted for as contributed capital. Additionally, the Company repaid $5,000 of the former Chief Executive Officer’s note payable balance. The remaining unpaid notes payable balances totaling $995,000 at March 31, 2010 and December 31, 2009 comprised of loans payable of $450,000 and $545,000 to its former Chief Operating Officer and Chief Executive Officer, respectively.

The loans bore interest at 5.5% per annum and were initially due December 31, 2002 and have been mutually extended. Under the terms of the note extensions dated December 12, 2007, the loans bear interest at 5% per annum. The Company has recorded interest expense for notes payable to these former officers of approximately $12,000 and $12,000 for the three months ended March 31, 2010 and 2009, respectively. Accrued interest related to these notes payable approximated $344,000 and $332,000 as of March 31, 2010 and December 31, 2009, respectively and is included in accrued liabilities, related parties.

NOTE 8 – NOTES PAYABLE – OTHER

During the years ended December 31, 2005 and December 31, 2004, the Company issued convertible notes in the amount of $33,000. The notes had a one year maturity date, are noninterest bearing and upon maturity convertible at the current per share price. These notes have not been paid and are currently in default.

NOTE 9 – TECHNOLOGY SALE AND SUB-LICENSE AGREEMENT

To date the only revenue generated is from the exclusive sale of field technology developed by Metallicum, services provided and sample materials.

Revenue is recognized when the four basic criteria of revenue recognition are met: (i) a contractual agreement exists; (ii) transfer of technology (intellectual property) has been completed or services have been rendered; (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. Service revenue is recognized when specific milestones are reached or as service is provided if there are no discernable milestones.

MANHATTAN SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2010

On September 12, 2009, the Company entered into a contract with Carpenter Technology Corp. to sell certain nanostructured metal technologies acquired from Metallicum, Inc, its wholly owned subsidiary, to Carpenter and to provide sub-license rights to Carpenter covering license agreements that the Company has from Los Alamos Laboratories.  The agreement has two distinct elements: and sale and services agreement and a sub-license agreement.  The first element irrevocably transfers the field technology to Carpenter Technology Corporation and Carpenter many develop or use the technology for its own benefit.  Carpenter agrees to pay a sales price of $600,000 and pay royalties for products developed using this technology.  In addition, the Company can receive additional service income for assisting Carpenter in the production process.  These additional services are elective and do not affect the sale of the technology.  The second element of the agreement is a sub-license to Carpenter for patents (the LANS patents) that are licensed by the Company from  Los Alamos Laboratories.  The sub-license agreement obligates Carpenter to pay MSI a running royalty on the sales of products that require license to the LANS patents but does not have any upfront fee or annual minimum royalties.

The Company recognized the sales revenue upon transfer of the technology and the service income over the term of the agreement.  The royalty income will be recognized as products are developed using the field technology or sub-license.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

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

In September 2009, the Company entered into a technology transfer sales agreement with Carpenter Technology Corporation, (“Carpenter”) wherein Carpenter will fully develop, manufacture and market a new class of high strength metals under the exclusive field technology sales agreement with Manhattan Scientifics. The proprietary process will enable super-strength metals and alloys to make products that weigh far less than in the past and without significant cost premiums. Prior to September 2009, the Company had been considered a development stage company. As a result of the September 2009 with the sale of technology to Carpenter, the Company has fully commenced its planned operations and generation of significant revenues.

On February 8, 2010, the Company entered into an Acquisition Option Agreement with Senior Scientific LLC (“Senior Scientific”), Edward R. Flynn, Ph.D. ("Dr. Flynn") and Scientific Nanomedicine, Inc. (“Scientific Nanomedicine”).  The agreement transfers the commercial rights to technology and intellectual property with respect to the early detection of diseases using nanotechnologies owned by Scientific Nanomedicine.  The technology and intellectual property owned by Scientific Nanomedicine was developed by Senior Scientific and its President and Chief Executive Officer Dr. Edward R. Flynn.

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

ACQUISITION OF ADVANCED MATERIALS (METALLICUM, INC.)

In June 2008, we acquired Metallicum, Inc. (“Metallicum”) and its nanotechnology and its licensed rights to patents granted by Los Alamos National Security.  We entered into a stock purchase agreement with Metallicum, Inc. to acquire all of the outstanding capital in exchange for 15,000,000 shares of our common stock.  An additional 15,000,000 shares of our common stock will be payable to Metallicum in the event of meeting certain milestones. At March 31, 2010, one milestone was met.  Metallicum was granted an exclusive license by The Los Alamos National Laboratory on  patents related to nanostructured materials.

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

We purchased Metallicum to acquire its licensed rights to patented technology and other technologies which it had developed.  The license comprised of three US Patents (US Patent numbers 7152448, 6197129 and 6399215) for which Metallicum (subsequently, Manhattan) had been assigned an exclusive license rights by Los Alamos National Security LLC (LANL).  Under the license rights, Metallicum had all rights, title and interest throughout the world in and to any and all inventions, original works of authorship, developments, concepts, know-how, improvements on the patents or trade secrets whether or not patentable or registerable under copyright or similar laws.

ADVANCED MATERIALS

Our business model is based on licensing our technology to customers such as metals manufacturers. Although competing commercial products are provided by existing specialty metals companies, the only competing processes for creating nanostructured metals are either limited or cannot be economically scaled.  Metallicum does not yet face direct competition, but expects competition will emerge in 2010.

In January 2009, we entered into a perpetual patent license agreement with Los Alamos National Security, LLC for the exclusive use of certain patents relating to the manufacture and application of nanostructuring metals and alloys. Pursuant to such agreement we provided a non-refundable fee and 2,000,000 shares of our common stock with a fair market value of $33.000. Additionally, we are required to pay an annual license fee of $10,000 starting in February 2010 and royalties on future net sales.

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

In September 2009, the Company entered into a contract with Carpenter Technology Corporation, (“Carpenter”) wherein Carpenter purchased the right to fully develop, manufacture and market a new class of high strength metals using technology developed by Metallicum.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009.

REVENUES. We had $172,000 in revenues during the three month period ended March 31, 2010. We had no revenues for the three month period ended March 31, 2009. In September 2009, we entered into a technology transfer agreement which we will be entitled to annual payment including certain royalties.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consists of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $313,000for the three months ended March 31, 2010 compared with $321,000 for the three months ended March 31, 2009. NET LOSS. Our net loss was $192,000 for three months ended March 31, 2010 compared to $333,000 for the three months ended March 31, 2009. The decrease in net loss resulted from revenue of $172,000 from our technology transfer agreement which we consummated in September 2009.

COMPREHENSIVE LOSS: Our comprehensive loss was $128,000 for three months ended March 31, 2010 compared to $354,000 for the three months ended March 31, 2009. The decrease in comprehensive loss was the result of a lower net loss of $141,000 and a $64,000 gain in the market value of our shares of Novint Technologies, Inc. (“Novint”) during the first quarter of 2010 compared to a $21,000 loss in the market value of our shares of Novint in the first quarter of 2009 As of March 31, 2010 and March 31, 2009, we owned 1,075,648 shares of common stock of Novint.

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

Stockholders’ equity totaled a deficit of $726,000 on March 31, 2010 and the working capital was a deficit of $1,012,000 on such date. Although, we anticipate we may sell additional common stock and issue shares and/or options in exchange for services, we anticipate that in 2010 revenues from our technology sales and service agreement will cover our entire overhead and the cost of our operations.

At March 31, 2010, our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, and 1,075,648 shares of common stock of Novint; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

We had an increase of $199,000 in cash and cash equivalents for the quarter ended March 31, 2010, as a result of cash received with subscriptions of our common stock ($216,000), partially offset by cash used in operating activities ($17,000).

For the quarter ended March 31, 2010, cash used in operating activities was $17,000 compared to $376,000 used in operating activities for the quarter ended March 31, 2009, the decrease in cash used, equal to $359,000, was primarily as a result of a lower net loss in 2010 compared to 2009($141,000) an increase in adjustments to net loss for non-cash activities ($35,000) primarily as a result of stock-based compensation related to the vesting of stock warrants in 2010, and less cash used to pay for working capital items ($183,000) primarily due to an increase in accrued interest and expenses and deferred revenue in the three months ended March 31, 2010.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, investor relations services, public relations services, bookkeeping services, consultant services, and rent; and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of March 31, 2010, we had $561,000 in cash. We intend to satisfy our capital requirements for the next 12 months from our cash on hand and cash generated from our technology transfer agreements which we anticipate will cover our entire overhead and the cost of our operations.

For the quarter ended March 31, 2010, the Company received $216,000 related to a private placement offering for shares of the Company’s common stock at a price of $0.08 per share for a total of 2,700,000 shares. The private placement offering originally provided for the offer and sale of up to 5,000,000 unregistered shares of the Company’s common stock which has since been closed as of March 31, 2010 of which of total of 2,700,000 shares had been sold. As of March 31, 2010, the Company had not issued the 2,700,000 shares related to the private placement offering and has recorded such obligation to issue such shares as stock payable which is included as part of stockholders’ deficit totaling $216,000.

GOING CONCERN

Our independent registered public accounting firms have stated in their audit report on our December 31, 2009 and 2008 consolidated financial statements, that we have experienced recurring losses and have working capital deficit. The conditions, among others, raise substantial doubt about our ability to continue as a going concern.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the FASB modified the accounting standard related to transfers and servicing.  This standard, as modified, intends to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This standard, as modified, must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  This standard, as modified, must be applied to transfers occurring on or after the effective date.  The adoption of the transfers and servicing standard, as modified, did not have a material effect on our consolidated financial statements.

In June 2009, the FASB modified the accounting standard related to consolidation.  This standard, as modified, intends to improve financial reporting by enterprises involved with variable interest entities.  This standard, as modified, addresses the effects on certain provisions  relating to the Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in the accounting standard related to  transfers and servicing, and constituent concerns about the application of certain key provisions of this standard, including those in which the accounting and disclosures under the standard do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  This standard, as modified, is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.  The adoption of the consolidation standard, as modified, did not have a material effect on our consolidated financial statements.

In January 2010, the FASB issued “Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements.”  This statement requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in FASB Statement “Fair Value Measurement”.  The amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

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

The estimated fair value of grants of stock options and warrants to nonemployees of the Company is charged to expense, if applicable, in the financial statements. The Company did not issue any options or warrants during the three months ended March 31, 2010 and 2009.

Revenue Recognition

To date the only revenue generated is from the sale of technology, service agreement and sample materials.

Revenue is recognized when the four basic criteria of revenue recognition are met: (i) a contractual agreement exists; (ii) transfer of technology (intellectual property) has been completed or services have been rendered; (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. Service revenue is recognized when specific milestones are reached or as service is provided if there are no discernable milestones.

During the three month ended March 31, 2010, the Company received $300,000 under the service agreement which $171,000 has been recognized as revenue as of March 31, 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2010 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this quarterly report.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

(b)	Changes In Internal Control Over Financial Reporting

During the quarter ended March 31, 2010, the Company prepares written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions There were no other changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2010, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. (Removed and Reserved)

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

Index to Exhibits

31.1	Certification of Chief Executive Officer under Rule 13(a) — 14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer under Rule 13(a) — 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of May, 2010.

MANHATTAN SCIENTIFICS, INC.
By: /s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias Chief Executive Officer