Form 10-Q
period 2010-06-30
MANHATTAN SCIENTIFICS INC
filed 2010-08-09
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934
For the fiscal quarter ended June 30, 2010

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

There were 401,502,926 shares outstanding of registrant’s common stock, par value $.001 per share, as of August 6, 2010.

PART I
ITEM 1. FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010 Unaudited	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$278,000	$362,000
Investments-available for sale	151,000	151,000
Prepaid expenses and other assets	30,000	83,000
Unbilled revenue	43,000	-

Total current assets	502,000	596,000

Investments	2,000	2,000
Intellectual property, net	273,000	290,000
Other asset	2,000	2,000

TOTAL ASSETS	$779,000	$890,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$259,000	$219,000
Accrued interest and expenses — related parties	561,000	491,000
Note payable to related party	545,000	545,000
Note payable to former officers	450,000	450,000
Note payable — other	33,000	33,000

Total current liabilities	1,848,000	1,738,000

Total liabilities	1,848,000	1,738,000

Commitments and Contingencies:	—	—

STOCKHOLDERS’ DEFICIT
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares; issued and outstanding — none	—	—
Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding	—	—
Series C convertible, redeemable, authorized 14,000 shares; issued and outstanding — none	—	—
Common, authorized 500,000,000 shares, 400,152,926 and 397,452,926 shares issued, and outstanding, respectively	400,000	398,000
Additional paid-in-capital	51,974,000	51,692,000

Other accumulated comprehensive income	151,000	151,000
Accumulative deficit	(53,594,000)	(53,089,000)

Total stockholder’s deficit	(1,069,000)	(848,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$779,000	$890,000

See notes to unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenue	$171,000	$22,000	$343,000	$22,000
Cost of revenue	37,000	—	75,000	—
Gross profit	134,000	22,000	268,000	22,000

General and administrative expenses	435,000	219,000	748,000	540,000

Total operating costs and expenses	435,000	219,000	748,000	540,000

Loss from operations before other income and expenses	(301,000)	(197,000)	(480,000)	(518,000)

Other income and (expenses):
Interest and other expenses	(12,000)	(12,000)	(25,000)	(25,000)
Interest income	—	—	—	1,000

NET LOSS	(313,000)	(209,000)	(505,000)	(542,000)

Comprehensive income (loss)
Unrealized gain (loss) on available for sale investments	(64,000)	268,000	—	247,000

COMPREHENSIVE LOSS	$(377,000)	$59,000	$(505,000)	$(295,000)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares outstanding	400,152,926	394,779,300	398,810,385	389,677,788

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See notes to unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(505,000)	$(542,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation related to vesting of stock warrants	68,000	30,000
Amortization of technology license, patents and intellectual property	17,000	15,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	53,000	1,000
Unbilled revenue	(43,000)	—
Accounts payable and accrued expenses	40,000	(11,000)
Accrued interest and expenses—related parties	70,000	(34,000)

Net cash (used in) operating activities;	(300,000)	(541,000)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

Net cash provided by (used in) investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	216,000	203,000

Net cash provided by financing activities	216,000	203,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(84,000)	(338,000)
Cash and cash equivalents, beginning of period	362,000	567,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$278,000	$229,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—

Income taxes paid	$—	$—

See notes to unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2010

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

Operating results for the three and six months period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

NOTE 2 – ORGANIZATION AND OPERATIONS

Manhattan Scientifics, Inc., a Delaware corporation (formerly Grand Enterprises, Inc) (“Grand”) was established on July 31, 1992 and has three wholly-owned subsidiaries: Metallicum, Inc., (“Metallicum”), Tamarack Storage Devices, Inc. (“Tamarack”) and Teneo Computing, Inc. (“Teneo”) (collectively “the Company”). Currently, Metallicum is the only operating subsidiary; and Tamarack and Teneo are dormant. On June 12, 2008, the Company acquired Metallicum, Inc, for 15,000,000 shares of Company’s common stock, (Manhattan Scientifics, Inc., operates as a technology incubator that seeks to acquire, develop and commercialize life-enhancing technologies in various fields, with emphasis in the areas of nano-techonogies and nano-medicine. In this capacity, the Company continues to identify emerging technologies through strategic alliances with scientific laboratories, educational institutions, and scientists and leaders in industry and government. The Company has a long standing relationship with Los Alamos Laboratories in New Mexico. During 2008, the Company refocused its efforts from the development of its fuel cell technologies to its current focus on the development of nanomaterials through the acquisition of Metallicum.

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

In September 2009, the Company entered into atechnology transfer agreement with Carpenter Technologies Corporation. Wherein Carpenter will fully develop, manufacture and market a new class of high strength metals under an exclusive technology transfer agreement from Manhattan Scientifics and the Los Alamos National Laboratory. The proprietary process will enable super-strength metals and alloys to make products that weigh far less than in the past and without significant cost premiums.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2010

NOTE 2 – ORGANIZATION AND OPERATIONS (Continued)

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

Prior to September 2009, the Company had been considered a development stage company. As a result of the September 2009 technology sale to with Carpenter, the Company has fully commenced its planned operations and generation of significant revenues.  Accordingly, the Company has relied primarily upon private placements and subscription sales of stock to fund our continuing activities and acquisitions.

NOTE 3 - GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to incur recurring losses and at June 30, 2010, had an accumulated deficit of $53,594,000. For the three and six months ended June 30, 2010, the Company sustained a net loss of $313,000 and $505,000, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

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

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nano-structured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represents its fair value.  The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At June 30, 2010 and December 31, 2009, accumulated amortization was $61,000 and $44,000, respectively. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys.  The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued.  The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At June 30, 2010 and December 31, 2009, accumulated amortization was $5,000 and $3,000, respectively. Under the terms of the agreement the Company is required to pay an annual license fee of $10,000 starting in February 2010 and, may be required to pay royalties, as defined, to the licensors.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2010

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

The estimated fair value of grants of stock options and warrants to nonemployees of the Company is charged to expense, if applicable, in the financial statements. The Company did not issue any options or warrants during the three and six months ended June 30, 2010 and 2009.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2010

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

The fair value of the Company’s debt as of June 30, 2010 and December 31, 2009 approximated their fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of June 30, 2010 and December 31, 2009 because of the relative short term nature of these instruments. At June 30, 2010 and December 31, 2009, the fair value of the Company’s debt approximates carrying value. The fair value of the Company’s available for sale securities was $151,000 at June 30, 2010 and these securities are classified as Level 1.

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

REVENUE RECOGNITION

To date the only revenue generated is from the sale of field technology developed by Metallicum related to the Company’s nanotechnology, services provided and sample materials (See Note 9).

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
JUNE 30, 2010

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

NOTE 5 – CAPITAL TRANSACTIONS

During the quarter ended June 30, 2010, the Company received $216,000 related to a private placement offering for shares of the Company’s common stock at a price of $0.08 per share for a total of 2,700,000 shares. The private placement offering originally provided for the offer and sale of up to 5,000,000 unregistered shares of the Company’s common stock which has since been closed as of June 30, 2010 of which of total of 2,700,000 shares had been sold.

NOTE 6 – INVESTMENTS

The Company made an investment in Novint Technologies Inc. (“Novint”) in 2001. The Company initially recorded its investment using the equity method of accounting and wrote down the investment to $-0- in 2004 as it recorded its proportionate share of Novint's net loss.

In prior years, the Company had significant control of Novint because of Mr. Maslow's position as a shareholder and board member of both the Company and Novint. Mr. Maslow resigned from the board of the Company in October 2007 and therefore the Company no longer has significant control of Novint. As of June 30, 2010 and December 31, 2009, the Company owned 1,075,648 shares of Novint common stock or approximately 3% and modified its accounting for the ownership position in accordance with FASB ASC 820. The fair value of the Novint shares was $151,000 and $151,000 as of June 30, 2010 and December 31, 2009, respectively.

The Company has an additional investment in Aprilis, Inc. which is accounted for at a cost of $2,000 as of June 30, 2010 and December 31, 2009.

NOTE 7 – RELATED PARTY AND FORMER OFFICERS NOTES PAYABLE

In December 2007, the former Chief Operating Officer and former Chief Executive Officer collectively forgave $1,416,500 of their outstanding accrued salaries ($1,387,500) and note payable ($29,000) balances. The amount forgiven has been accounted for as contributed capital. Additionally, the Company repaid $5,000 of the former Chief Executive Officer’s note payable balance. The remaining unpaid notes payable balances totaling $995,000 at June 30, 2010 and December 31, 2009 comprised of loans payable due on demand of $450,000 and $545,000 to its former Chief Operating Officer and Chief Executive Officer, respectively.

The loans bore interest at 5.5% per annum and were initially due December 31, 2002 and have been mutually extended and settled. Under the terms of the note extensions dated December 12, 2007, the loans bear interest at 5% per annum and are now due on demand. The Company has recorded interest expense for notes payable to these former officers of approximately $12,000 and $24,000 each for the three and six months ended June 30, 2010 and 2009, respectively. Accrued interest related to these notes payable approximated $356,000 and $332,000 as of June 30, 2010 and December 31, 2009, respectively and is included in accrued liabilities, related parties.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2010

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

The $343,000 of revenue recognized for the six months ended June 30, 2010 related to service income. The Company earned service income for time that a consultant to the Company, Dr. Lowe, made himself available to Carpenter in accordance with the Technology Transfer Agreement.   The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 44 month period.  The 44 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).The cost of revenue totaling $75,000 for the same period relates to consulting fees paid to Dr. Lowe during the period. The Company has received $300,000 and the remaining earned fees have been recorded as unbilled revenue.

NOTE 10 – SUBSEQUENT EVENTS

In July 2010, the Company issued 350,000 shares of common stock to a consultant for services valued at $24,500.  The consultant will provide public relations and marketing services for a period of six months having commenced in June 2010.

In July 2010, the Company issued 1,000,000 shares of common stock as a signing incentive to a new board of director valued at $70,000.

.

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

ACQUISITION OF ADVANCED MATERIALS (METALLICUM, INC.)

In June 2008, we acquired Metallicum, Inc. (“Metallicum”) and its nanotechnology and its licensed rights to patents granted by Los Alamos National Security.  We entered into a stock purchase agreement with Metallicum, Inc. to acquire all of the outstanding capital in exchange for 15,000,000 shares of our common stock.  An additional 15,000,000 shares of our common stock will be payable to Metallicum in the event of meeting certain milestones. At June 30, 2010, one milestone was met.  Metallicum was granted an exclusive license by The Los Alamos National Laboratory on  patents related to nanostructured materials.

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

We purchased Metallicum to acquire its licensed rights to patented technology and other technologies which it had developed.  The license comprised of three US Patents (US Patent numbers 7152448, 6197129 and 6399215) for which Metallicum (subsequently, Manhattan) had been assigned an exclusive license rights by Los Alamos National Security LLC (LANL).  Under the license rights, we haveall rights, title and interest throughout the world in and to any and all inventions, original works of authorship, developments, concepts, know-how, improvements on the patents or trade secrets whether or not patentable or registerable under copyright or similar laws.

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

NANOMEDICINE

The term "Nanomedicine" is commonly used to describe the convergence of nanotechnology and pharmacology.  We intend to use advanced materials and the technology we may acquire from Senior Scientifics to create a nanomedicine division.

Nanostructured metals also have wide implications for use in the medical device and prosthetics industries including dental implants, replacements for hips, shoulders, knees and cardio vascular stents.  In December 2008, a manufacturing joint venture partner in Albuquerque, N.M. received U.S. Food and Drug Administration 510(k) clearance to market nanostructued titanium metal dental implants using our technology.  We plan to work with manufacturers to create metals that integrate with human tissue, different from today's state of the art prosthetics where human parts and mechanical man-made parts work together but retain their separate identity.

Manhattan Scientifics announced that it had acquired exclusive rights to commercialize the early cancer detection technology developed by Senior Scientific and a team of scientists led by Dr. Flynn, Ph.D.  The non-radiation diagnostic technology, which is in the early stages of testing, uses cancer-seeking nanotechnology. Magnetic, nano-sized cancer-targeting antibodies which bind only to cancer cells are employed, and are capable of detecting a cancerous breast tumor with only 100,000 malignant cells. The current gold-standard Mammogram requires 100 million malignant cells before a tumor can be detected. The new experimental technology is 1,000 times more sensitive and capable of detecting breast cancers 3 years earlier than with Mammograms.  Manhattan Scientifics is screening the medical device and biotechnology industries, and has entered into discussions with former senior management of the FDA in an effort to accelerate the process to bring product to the market.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THREE MONTHS ENDED JUNE 30, 2009.

GROSS PROFIT. The $171,000 of revenue recognized for the three months ended June 30, 2010 related to service income. The Company earned service income for time that a consultant to the Company, Dr. Lowe, made himself available to Carpenter in accordance with the Technology Transfer Agreement. The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 44 month period.  The 44 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).  The cost of revenue totaling $37,000 for the same period relates to consulting fees paid to Dr. Lowe during the period. The Company has received $300,000 and the remaining earned fees have been recorded as unbilled revenue.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consists of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $435,000 for the three months ended June 30, 2010 compared with $219,000 for the three months ended June 30, 2009.  General and administrative expenses increased primarily as a result of costs incurred related to researching patents for Senior Scientific technology and costs associated with investor relations.

NET LOSS. Our net loss was $313,000 for three months ended June 30, 2010 compared to $209,000 for the three months ended June 30, 2009. The increase in net loss resulted from higher general and administrative costs partially offset by higher gross profit.

COMPREHENSIVE LOSS: Our comprehensive loss was $377,000 for three months ended June 30, 2010 compared to $59,000 for the three months ended June 30, 2009. The comprehensive loss was the result of a higher net loss of $313,000 and a $64,000 unrealized loss in the market value of our shares of Novint Technologies, Inc. (“Novint”) during the second quarter of 2010 compared to a $209,000 net loss and a $268,000 unrealized gain in the market value of our shares of Novint in the second quarter of 2009 As of June 30, 2010 and June 30, 2009, we owned 1,075,648 shares of common stock of Novint.  Novint had a quoted market price on the Pink Sheets of $0.14 as of June 30, 2010 and $0.35 as of June 30, 2009.

SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO SIX MONTHS ENDED JUNE 30, 2009.

GROSS PROFIT. The $343,000 of revenue recognized for the six months ended June 30, 2010 related to service income. The Company earned service income for time that a consultant to the Company, Dr. Lowe, made himself available to Carpenter in accordance with the Technology Transfer Agreement.   The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 44 month period.  The 44 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).The cost of revenue totaling $75,000 for the same period relates to consulting fees paid to Dr. Lowe during the period.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consists of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $748,000 for the six months ended June 30, 2010 compared with $540,000 for the six months ended June 30, 2009.  General and administrative expenses increased primarily as a result of costs incurred related to researching patents for Senior Scientific technology and costs associated with investor relations.

NET LOSS. Our net loss was $505,000 for six months ended June 30, 2010 compared to $542,000 for the six months ended June 30, 2009. The decrease in net loss resulted from higher gross profit partially offset by higher general and administrative costs.

COMPREHENSIVE LOSS: Our comprehensive loss was $505,000 for six months ended June 30, 2010 compared to $295,000 for the six months ended June 30, 2009. The increase in comprehensive loss was the result of a $247,000 gain in the market value of our shares of Novint during the first six months of 2009.

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

Stockholders’ equity totaled a deficit of $1,069,000 on June 30, 2010 and the working capital was a deficit of $1,346,000 on such date. Although, we anticipate we may sell additional common stock and issue shares and/or options in exchange for services, we anticipate that in 2010 revenues from our technology sales and service agreement will cover our entire overhead and the cost of our operations.

At June 30, 2010, our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, and 1,075,648 shares of common stock of Novint; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

We had a decrease of $84,000 in cash and cash equivalents for the quarter ended June 30, 2010, as a result of cash  used in operating activities ($300,000) partially offset by proceeds from the issuance of our common stock ($216,000).

For the six months ended June 30, 2010, cash used in operating activities was $300,000 compared to $541,000 used in operating activities for the six months ended June 30, 2009. The decrease in cash used in operating activities, equal to $241,000, was primarily as a result of a lower net loss in 2010 compared to 2009($37,000) and an increase in adjustments to net loss for non-cash activities ($204,000), primarily as a result of adjustments for stock-based compensation related to the vesting of stock warrants in 2010 ($38,000) and less cash used to pay for working capital items ($164,000) primarily due to an increase in accrued interest and expenses and accounts payable  in the six months ended June 30, 2010.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, investor relations services, public relations services, bookkeeping services, consultant services, and rent; and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of June 30, 2010, we had $278,000 in cash. We intend to satisfy our capital requirements for the next 12 months from our cash on hand and cash generated from our technology transfer agreements which we anticipate will cover our entire overhead and the cost of our operations.

For the six months ended June 30, 2010, the Company received $216,000 related to a private placement offering for shares of the Company’s common stock at a price of $0.08 per share for a total of 2,700,000 shares. The private placement offering originally provided for the offer and sale of up to 5,000,000 unregistered shares of the Company’s common stock which has since been closed as of June 30, 2010 of which of total of 2,700,000 shares had been sold. As of June 30, 2010, the Company had not issued the 2,700,000 shares related to the private placement offering and has recorded such obligation to issue such shares as stock payable which is included as part of stockholders’ deficit totaling $216,000.

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

The estimated fair value of grants of stock options and warrants to nonemployees of the Company is charged to expense, if applicable, in the financial statements. The Company did not issue any options or warrants during the three months ended June 30, 2010 and 2009.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of June 30, 2010 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

(b)	Changes In Internal Control Over Financial Reporting
During the quarter ended June 30, 2010, the Company prepared written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions There were no other changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of June 30, 2010, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of August, 2010.

MANHATTAN SCIENTIFICS, INC.
By: /s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias Chief Executive Officer