Form 10-K/A
period 2008-12-31
MANHATTAN SCIENTIFICS INC
filed 2010-10-04
CIK 1099132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment #1)

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) on Form 10-K/A amends the Annual Report of Manhattan Scientifics,Inc.. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on May 6, 2009 (the "Original Filing"). This Amendment is being filed primarily to update the audit report of our former auditor and Item 9A (Controls and Procedures), This Amendment is an amendment and restatement of the Original Report in its entirety in order to provide a complete presentation. Except as stated herein, this Amendment does not reflect events occurring after the date of the filing of the Original Report.

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

●
Micro fuel cell technology, which is designed to become an ultra efficient miniature electricity generator that converts hydrogen into electricity by chemical means, for portable electronic devices, including cellular telephones, as a substitute for lithium ion and other batteries in common use today.

●
Mid-range fuel cell technology, which is an ultra efficient medium-size electricity generating device that converts hydrogen into electricity, with potential applications including personal transportation, cordless appliances, power tools, wheelchairs, bicycles, boats, emergency home generators, military field communications and laptop computers.

●
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

2006	High	Low
First Quarter	$0.065	$0.050
Second Quarter	$0.075	$0.047
Third Quarter	$0.060	$0.027
Fourth Quarter	$0.044	$0.012

2007	High	Low
First Quarter.	$0.039	$0.012
Second Quarter	$0.029	$0.014
Third Quarter	$0.030	$0.010
Fourth Quarter	$0.090	$0.011

2008	High	Low
First Quarter.	$0.064	$0.030
Second Quarter	$0.053	$0.030
Third Quarter	$0.090	$0.022
Fourth Quarter	$0.063	$0.025

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
New York, New York

We have audited the accompanying consolidated balance sheet of Manhattan Scientifics, Inc. (a development stage enterprise) (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders' equity (capital deficit), and cash flows for the year then ended and for the period from January 1, 2004 to December 31, 2007 included in the financial statements for the period from inception (July 31, 1992) to December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manhattan Scientifics, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, and for the period from January 1, 2004 to December 31, 2007 included in the financial statements for the period from inception (July 31, 1992) to December 31, 2008, in conformity with generally accepted accounting principles in the United States of America.

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

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
January 29, 2009

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$567,000	452,000
Investments-available for sale	129,000	-
Prepaid expenses and other assets	-	44,000

Total current assets	696,000	496,000

Investments	2,000	2,000
Intellectual property, net	290,000	-
Patents, net of accumulated amortization of $2,080,000 and$1,886,000, respectively	-	194,000
Other asset	31,000	30,000

Total assets	$1,019,000	722,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$281,000	364,000
Accrued interest and expenses - related parties	552,000	403,000
Note payable to related party	545,000	545,000
Note payable to former officers	450,000	450,000
Convertible note payable - other	33,000	33,000

Total current liabilities	1,861,000	1,795,000

Commitments and Contingencies:

STOCKHOLDER’S DEFICIT
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares; issued and outstanding - none	-	-
Series B convertible, authorized 250,000 shares; 49,999 shares issuedand outstanding	-	-
Series C convertible, redeemable, authorized 14,000 shares;
issued and outstanding - none	-	-
Common, authorized 500,000,000 shares, 378,977,926 and318,545,000 shares issued, and outstanding, respectively	379,726	319,000
Additional paid-in-capital	51,292,274	49,109,000
Other accumulated comprehensive income	129,000	-
Deficit accumulated during the development stage	(52,643,000)	(50,501,000)

Total Stockholder’s deficit	(842,000)	(1,073,000)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$1,019,000	722,000

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

				PERIOD FROM
				JULY 31, 1992
				(INCEPTION)
	YEAR ENDED			THROUGH
	DECEMBER 31,			December 31, 2008
	2008	2007		(unaudited)

Revenue	$-	$	- -	$856,000

Operating costs and expenses:
General and administrative	1,952,000		3,233,000	44,687,000
Research and development	198,000		210,000	9,020,000
Impairment charge of certain patents	-		-	189,000

Total operating costs and expenses	2,150,000		3,443,000	53,896,000

Loss from operations before other income and expenses	(2,150,000)		(3,443,000)	(53,040,000)

Other income and expenses:
Gain from sale of equity interest	-		-	885,000
Gain on settlement of NMXS.com option	-		-	50,000
Gain on legal settlement	-		14,000	14,000
Proceeds from sale of NMXS.com common stock	-		-	393,000
Gain from sale of Novint Technologies Inc. common stock	50,000		470,000	1,984,000
Gain on issuance of investor common stock	-		-	531,000
Contract revenue	-		-	3,741,000
Interest and other expenses	(50,000)		(61,000)	(1,132,000)
Interest income	8,000		6,000	192,000
Equity in losses of investees	-		-	(1,243,000)
Gain / (loss) on disposal of equipment	-		-	(13,000)

NET LOSS	(2,142,000)		(3,014,000)	(47,638,000)

Other comprehensive income
Unrealized gain on available for sale investments	129,000		-	129,000

OTHER COMPREHENSIVE LOSS	$(2,013,000)		$(3,014,000)	(47,509,000)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares outstanding	328,469,378		249,567,399

Basic and diluted loss per common share	$(0.01)		$(0.01)

MANHATTAN SCIENTIFICS, INC. AND SUBSIDARIES
(a development stage enterprise)
Consolidated Statements of Stockholders’ Equity ( Deficit)
For the Cumulative Period from July 31, 1992 (Inception) Through December 31, 2003 (unaudited) and for the period from January 1, 2004 Through December 31, 2008 (audited)

	Series A Preferred	Preferred Stock $.001 Par Value Series B		Preferred Stock $.001 Par Value Series C		Common Stock $.001 Par Value		Additional Paid-in	Deferred	Amounts Receivable From	Other accumulated comprehensive	Deficit Accumulated During the Develop.	Treasury
	Stock	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Comp.	Stockholders	income	Stage	Stock	Total
Initial issuance of shares to founders on contribution of intangible assets at historic cost basis	$-	-	$-	-	$-	14,391,627	$$14,500	$500	$-	$-	$-	$-	$-	$15,000
Additional founders' contribution								40,000		(40,000)				-
Issuance of 1,037,000 shares of Series A preferred stock, net of issuance costs	10,000							1,020,000		(286,000)				744,000
Net loss												$(543,000)		(543,000)
Balance, March 31, 1993	10,000					14,391,627	14,500	1,060,500		(326,000)		(543,000)		216,000
Issuance of shares to investor at approximately $.21 per share						14,391,627	14,500	2,985,500						3,000,000
Issuance of shares on exercise of options						479,720	1,000	49,000						50,000
Services performed in exchange for Series A preferred stock issued in fiscal 1993										127,000				127,000
Net loss												(2,292,000)		(2,292,000)
Balance, March 31, 1994	10,000					29,262,974	30,000	4,095,000		(199,000)		(2,835,000)		1,101,000
Services performed for Series A preferred stock issued in fiscal 1993										159,000				159,000
Issuance of shares at approximately $.52 per share						345,399		182,000						182,000
Net loss												(2,250,000)		(2,250,000)
Balance, December 31, 1994	10,000					29,608,373	30,000	4,277,000		(40,000)		(5,085,000)		(808,000)
Issuance of 163,000 shares of Series A preferred stock	2,000							161,000						163,000
Write-off of amounts receivable from stockholders								(40,000)		40,000				-
Net loss												(972,000)		(972,000)
Balance, December 31, 1995	12,000					29,608,373	30,000	4,398,000		-		(6,057,000)		(1,617,000)
Issuance of shares upon exercise of option for $15,000						14,391,627	14,000	1,000						15,000
Net loss												(284,000)		(284,000)
Balance, December 31, 1996	12,000					44,000,000	44,000	4,399,000		-		(6,341,000)		(1,886,000)

MANHATTAN SCIENTIFICS, INC. AND SUBSIDARIES
(a development stage enterprise)
Consolidated Statements of Stockholders’ Equity ( Deficit)
For the Cumulative Period from July 31, 1992 (Inception) Through December 31, 2003 (unaudited) and for the period from January 1, 2004 Through December 31, 2008 (audited)

	Series A Preferred	Preferred Stock $.001 Par Value Series B		Preferred Stock $.001 Par Value Series C		Common Stock $.001 Par Value		Additional Paid-in	Deferred	Amounts Receivable From	Other accumulated comprehensive	Deficit Accumulated During the Develop.	Treasury
	Stock	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Comp.	Stockholders	income	Stage	Stock	Total
Initial issuance of shares to founders on contribution of intangible assets at historic cost basis	$-	-	$-	-	$-	14,391,627	$$14,500	$500	$-	$-	$-	$-	$-	$15,000
Additional founders' contribution								40,000		(40,000)				-
Issuance of 1,037,000 shares of Series A preferred stock, net of issuance costs	10,000							1,020,000		(286,000)				744,000
Net loss												$(543,000)		(543,000)
Balance, March 31, 1993	10,000					14,391,627	14,500	1,060,500		(326,000)		(543,000)		216,000
Issuance of shares to investor at approximately $.21 per share						14,391,627	14,500	2,985,500						3,000,000
Issuance of shares on exercise of options						479,720	1,000	49,000						50,000
Services performed in exchange for Series A preferred stock issued in fiscal 1993										127,000				127,000
Net loss												(2,292,000)		(2,292,000)
Balance, March 31, 1994	10,000					29,262,974	30,000	4,095,000		(199,000)		(2,835,000)		1,101,000
Services performed for Series A preferred stock issued in fiscal 1993										159,000				159,000
Issuance of shares at approximately $.52 per share						345,399		182,000						182,000
Net loss												(2,250,000)		(2,250,000)
Balance, December 31, 1994	10,000					29,608,373	30,000	4,277,000		(40,000)		(5,085,000)		(808,000)
Issuance of 163,000 shares of Series A preferred stock	2,000							161,000						163,000
Write-off of amounts receivable from stockholders								(40,000)		40,000				-
Net loss												(972,000)		(972,000)
Balance, December 31, 1995	12,000					29,608,373	30,000	4,398,000		-		(6,057,000)		(1,617,000)
Issuance of shares upon exercise of option for $15,000						14,391,627	14,000	1,000						15,000
Net loss												(284,000)		(284,000)
Balance, December 31, 1996	12,000					44,000,000	44,000	4,399,000		-		(6,341,000)		(1,886,000)

MANHATTAN SCIENTIFICS, INC. AND SUBSIDARIES
(a development stage enterprise)
Consolidated Statements of Stockholders’ Equity ( Deficit)
For the Cumulative Period from July 31, 1992 (Inception) Through December 31, 2003 (unaudited) and for the period from January 1, 2004 Through December 31, 2008 (audited)

	Series A Preferred	Preferred Stock $.001 Par Value Series B		Preferred Stock $.001 Par Value Series C		Common Stock $.001 Par Value		Additional Paid-in	Deferred	Amounts Receivable From Stock-	Other accumulated compre-hensive	Deficit Accumulated During the Develop.	Treasury
	Stock	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Comp.	holders	income	Stage	Stock	Total
Balance, December 31, 1996	12,000					44,000,000	$44,000	4,399,000				(6,341,000)		$(1,886,000)
Purchase and retirement of 1,200,000 shares of Series A preferred stock	(12,000)							(58,000)						(70,000)
Purchase of 7,195,814 treasury shares of common stock for $15,000													(15,000)	(15,000)
Net loss/comprehensive loss												(335,000)		(335,000)
Balance, December 31, 1997	-					44,000,000	44,000	4,341,000		-		(6,676,000)	(15,000)	(2,306,000)
Purchase of 7,195,813 treasury shares of common stock for $15,000													(15,000)	(15,000)
Special distribution of 14,391,627 shares of common stock to Projectavision, Inc.								346,000					30,000	376,000
Shares deemed issued in connection with reverse merger						11,000,000	11,000	(11,000)
Issuance of 182,525 shares of Series A preferred stock and warrants exercisable into 750,000 shares of common stock at an exercise price of $.10 per share in exchange for note payable of $1,500,000 and accrued interest of $330,000 including deemed dividend in connection with beneficial conversion feature of preferred stock								2,850,000				(1,020,000)		1,830,000
Issuance of shares at $.20 per share, net of issuance costs						5,000,000	5,000	970,000						975,000
Issuance of shares to purchase intangible assets						7,200,000	7,000	1,433,000						1,440,000
Issuance of shares at $.58 per share for consulting services						1,000,000	1,000	579,000						580,000
Issuance of warrants on February 10, 1998 to purchase 2,000,000 shares of common stock exercisable at $.75 per share at fair value for services resulting from cashless exercise feature								660,000						660,000
Issuance of shares at $.18 per share						275,000		50,000						50,000
Issuance of shares on conversion of 182,525 shares of Series A preferred stock						9,435,405	10,000	(10,000)
Issuance of shares at $.05 per share						20,340,000	20,000	997,000						1,017,000
Issuance of stock options and warrants at fair value for services								2,165,000						2,165,000
Net loss/comprehensive loss												(4,580,000)		(4,580,000)

Balance, December 31, 1998						98,250,405	98,000	14,370,000				(12,276,000)	-	2,192,000

MANHATTAN SCIENTIFICS, INC. AND SUBSIDARIES
(a development stage enterprise)
Consolidated Statements of Stockholders’ Equity ( Deficit)
For the Cumulative Period from July 31, 1992 (Inception) Through December 31, 2003 (unaudited) and for the period from January 1, 2004 Through December 31, 2008 (audited)

	Series A Preferred	Preferred Stock $.001 Par Value Series B		Preferred Stock $.001 Par Value Series C		Common Stock $.001 Par Value		Additional Paid-in	Deferred	Amounts Receivable From Stock-	Other accumulated compre- hensive	Deficit Accumulated During the Develop.	Treasury
	Stock	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Comp.	holders	income	Stage	Stock	Total
Balance, December 31, 1998						98,250,405	$98,000	$14,370,000				$(12,276,000)		$2,192,000
Issuance of shares in satisfaction of accrued expenses						78,000		15,000						15,000
Issuance of shares at $.49 per share for consulting services						10,000		5,000						5,000
Issuance of shares at $.49 per share to purchase furniture and fixtures						100,000		49,000						49,000
Issuance of shares at market prices as consulting services were performed						17,269		15,000						15,000
Issuance of shares to purchase intangible assets						1,000,000	1,000	999,000						1,000,000
Issuance of shares at $1.25 per share for services						1,600		2,000						2,000
Issuance of stock options Immediately exercisable at fair value for services								6,572,000						6,572,000
Issuance of warrants on February 10, 1998 to purchase 2,000,000 shares of common stock exercisable at $.75 per share for consulting services resulting from notification of warrant holder of intent to exercise								1,090,000						1,090,000
Shares issuable at $1.27 per share in connection with note payable								191,000						191,000
Issuance of shares on exercise of 100,000 options at $.20 per share						100,000		20,000						20,000
Issuance of Series B convertible preferred shares at $6.00 per share including deemed dividend in connection with beneficial conversion feature of preferred stock		245,165						2,942,000				(1,471,000)		1,471,000
Issuance of shares at $.75 per share						533,000	1,000	399,000						400,000
Issuance of shares at $.75 per share						515,000	1,000	385,000						386,000
Issuance of shares at market price for service						4,942
Issuance of common stock to Equilink, LLC on exercise of cashless warrants						1,076,923	1,000	(1,000)
Net loss/comprehensive loss												(9,800,000)		(9,800,000)

Balance, December 31, 1999		245,165				101,687,139	102,000	27,053,000				(23,547,000)		3,608,000

MANHATTAN SCIENTIFICS, INC. AND SUBSIDARIES
(a development stage enterprise)
Consolidated Statements of Stockholders’ Equity ( Deficit)
For the Cumulative Period from July 31, 1992 (Inception) Through December 31, 2003 (unaudited) and for the period from January 1, 2004 Through December 31, 2008 (audited)

	Series A Preferred	Preferred Stock $.001 Par Value Series B		Preferred Stock $.001 Par Value Series C		Common Stock $.001 Par Value		Additional Paid-in	Deferred	Amounts Receivable From	Other accumulated comprehensive	Deficit Accumulated During the Develop.	Treasury
	Stock	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Comp.	Stockholders	income	Stage	Stock	Total
Balance, December 31, 1999		245,165				101,687,139	$102,000	$27,053,000				$(23,547,000)		$3,608,000
Shares issued of Series preferred shares at $100.00 per share including deemed dividend in connection with beneficial conversion feature of preferred stock				14,000				2,199,000				(1,400,000)		799,000
Issuance of shares in connection with Series C preferred stock private placement investment						700,000	1,000	600,000						601,000
Shares issuable at $2.23 per share in connection with research and development license agreement								1,115,000				(1,115,000)
Issuance of shares at market price for services						11,083		24,000						24,000
Issuance of options at market value for services								229,000						229,000
Issuance of options for 100,000 shares @$.40 per share for services/amortization of deferred comp.									113,000					113,000
Issuance of stock options in connection with deferred compensation agreement								425,000	(425,000)
Issuance shares to purchase furniture and fixtures						10,500		40,000						40,000
Issuance of shares in connection with Series C preferred stock private placement						10,000
Issuance of shares at $1.25 per share						1,600,050	2,000	1,998,000						2,000,000
Conversion of Series B preferred stock to common		(60,000)				600,000
Issuance of shares at market price for services						51,000		102,000						102,000
Shares issuable at market price for services								88,000						88,000
Net loss/comprehensive loss												(4,736,000)		(4,736,000)

Balance, December 31, 2000		185,165		14,000		104,669,772	105,000	33,873,000	(312,000)			(30,798,000)		2,868,000
Issuance of shares in connection with private placement offerings						1,097,500	1,098	694,000						695,098
Issuance of shares upon conversion of Series B preferred stock		(100,166)				1,001,660	1,002							1,002
Issuance of shares upon conversion of Series C preferred stock				(14,000)		2,800,000	2,800							2,800
Issuance of shares upon exercise of stock options						15,000	15	3,000						3,015
Issuance of shares to acquire Teneo Computing Inc.						1,400,000	1,400	784,000						785,400
Issuance of shares to purchase 42% of Novint Technologies, Inc.						1,000,000	1,000	560,000						561,000
Issuance of shares for services at fair market value						3,388,097	1,743	2,138,000						2,139,743
Exercise of warrants issued for services						942,281	942	782,000						782,942
Issuance of stock options for services								250,000						250,000
Amortization of deferred compensation									85,000					85,000
Net loss/comprehensive loss												(6,662,000)		(6,662,000)

Balance, December 31, 2001		84,999	-			116,314,310	115,000	39,084,000	(227,000)			(37,460,000)		1,512,000

MANHATTAN SCIENTIFICS, INC. AND SUBSIDARIES
(a development stage enterprise)
Consolidated Statements of Stockholders’ Equity ( Deficit)
For the Cumulative Period from July 31, 1992 (Inception) Through December 31, 2003 (unaudited) and for the period from January 1, 2004 Through December 31, 2008 (audited)

	Series A Preferred	Preferred Stock $.001 Par Value Series B		Preferred Stock $.001 Par Value Series C		Common Stock $.001 Par Value		Additional Paid-in	Deferred	Amounts Receivable From Stock-	Other accumulated comprehensive	Deficit Accumulated During the Develop.	Treasury
	Stock	Shares	Amount	Shares	Amount	Share	Amount	Capital	Comp.	holders	income	Stage	Stock	Total
Balance, December 31, 2001		84,999				116,314,310	$115,000		$39,084,000	$(227,000)		$(37,460,000)		$1,512,000
Issuance of shares in connection with private placement offering						850,000	1,000	253,000						254,000
Issuance of shares for the payment of research and development						75,000		30,000						30,000
Issuance of shares at market for services rendered						5,000		2,000						2,000
Issuance of shares in connection with private placement offering						285,700		100,000						100,000
Issuance of shares for the payment of research and development						975,000	1,000	360,000						361,000
Issuance of shares at market for services rendered						620,000	1,000	203,000						204,000
Issuance of shares in connection with private placement offering						400,000		100,000						100,000
Issuance of shares upon conversion of Series B preferred stock		(10,000)				100,000
Issuance of shares at market for services rendered						500,000	1,000	135,000						136,000
Issuance of shares for the payment of research and development						150,000		40,000						40,000
Issuance of shares in connection with private placement offering						600,000	1,000	149,000						150,000
Issuance of shares at market for services rendered						25,277		8,000						8,000
Issuance of shares in connection with private placement offering						1,000,000	1,000	99,000						100,000
Issuance of shares in connection with private placement offering						300,000		30,000						30,000
Issuance of shares at market for services rendered						247,934		59,000						59,000
Issuance of shares at market for services rendered						1,285,301	1,000	169,000						170,000
Issuance of shares at market for services rendered						394,000		39,000						39,000
Issuance of shares at market for services rendered						60,000		8,000						8,000
Issuance of shares at market for services rendered						75,000		7,000						7,000
Amortization of deferred compensation									85,000					85,000
Net loss/comprehensive loss									(4,028,000)				(4,028,000)

Balance, December 31, 2002		74,999				124,262,522	122,000	40,875,000	(142,000)	(41,488,000)				(633,000)

MANHATTAN SCIENTIFICS, INC. AND SUBSIDARIES
(a development stage enterprise)
Consolidated Statements of Stockholders’ Equity ( Deficit)
For the Cumulative Period from July 31, 1992 (Inception) Through December 31, 2003 (unaudited) and for the period from January 1, 2004 Through December 31, 2008 (audited)

	Series A Preferred	Preferred Stock $.001 Par Value Series B		Preferred Stock $.001 Par Value Series C		Common Stock $.001 Par Value		Additional Paid-in	Deferred	Amounts Receivable From Stock-	Other accumulated comprehensive	Deficit Accumulated During the Develop.	Treasury
	Stock	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Comp.	holders	income	Stage	Stock	Total
Balance, December 31, 2002		74,999				124,262,522	122,000	40,875,000	(142,000)			(41,488,000)		(633,000)

Issuance of shares at market for services rendered						1,000,000	1,000	70,000						71,000
Issuance of shares in connection with private placement offering						1,000,000	1,000	40,000						41,000
Issuance of shares at market for services rendered						125,000		1,000						1,000
Issuance of shares at market for services rendered						1,000,000	1,000	50,000						51,000
Issuance of shares at market for services rendered						300,000	1,000	20,000						21,000
Issuance of shares at market for services rendered						2,000,000	2,000	100,000						102,000
Issuance of shares at market for services rendered						2,000,000	2,000	79,000						81,000
Issuance of shares at market for services rendered						1,000,000	1,000	49,000						50,000
Issuance of shares at market for services rendered						400,000	1,000	20,000						21,000
Issuance of shares at market for services rendered						20,000		1,000						1,000
Issuance of shares at market for services rendered						20,000		1,000						1,000
Issuance of shares at market for services rendered						20,000		1,000						1,000
Issuance of shares at market for services rendered						400,000	1,000	16,000						17,000
Issuance of shares at market for services rendered						500,000	1,000	25,000						26,000
Issuance of shares at market for services rendered						1,011,000	1,000	40,000						41,000
Issuance of shares at market for services rendered						250,000		10,000						10,000
Issuance of shares at market for services rendered						260,000		10,000						10,000
Issuance of shares at market for services rendered						250,000		10,000						10,000
Issuance of shares at market for services rendered						125,000		5,000						5,000
Issuance of shares at market for services rendered						600,000	1,000	25,000						26,000
Issuance of shares at market for services rendered						500,000	1,000	20,000						21,000
Issuance of shares at market for services rendered						100,000		4,000						4,000
Issuance of shares at market for director/officer services rendered						13,500,000	14,000	392,000						406,000
Issuance of shares at market for director/officer services rendered						5,250,000	5,000	153,000						158,000
Issuance of shares upon cancelation of stock options						2,750,000	3,000	82,000						85,000
Issuance of shares at market for director/officer services rendered						1,750,000	2,000	52,000						54,000
Issuance of shares upon cancelation of stock options						990,000	1,000	30,000						31,000
Issuance of shares at market for director/officer services rendered						2,250,000	2,000	65,000						67,000
Issuance of shares at market for director/officer services rendered						1,000,000	1,000	49,000						50,000

MANHATTAN SCIENTIFICS, INC. AND SUBSIDARIES
(a development stage enterprise)
Consolidated Statements of Stockholders’ Equity ( Deficit)
For the Cumulative Period from July 31, 1992 (Inception) Through December 31, 2003 (unaudited) and for the period from January 1, 2004 Through December 31, 2008 (audited)

	Series A Preferred	Preferred Stock $.001 Par Value Series B		Preferred Stock $.001 Par Value Series C		Common Stock $.001 Par Value		Additional Paid-in	Deferred	Amounts Receivable From Stock-	Other accumulated compre-hensive	Deficit Accumulated During the Develop.	Treasury
	Stock	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Comp.	holders	income	Stage	Stock	Total
Year ended December 31, 2003 (continued)
Issuance of shares at market for director/officer services rendered						250,000		12,000						12,000
Issuance of shares at market for director/officer services rendered						250,000		12,000						12,000
Issuance of shares at market for director/officer services rendered						1,000,000	1,000	50,000						51,000
Issuance of shares at market for director/officer services rendered						250,000		12,000						12,000
Issuance of shares at market for director/officer services rendered						250,000		12,000						12,000
Issuance of shares upon cancelation of stock options						500,000	1,000	30,000						31,000
Issuance of shares at market for services rendered						50,000		2,000						2,000
Issuance of shares at market for services rendered						1,000,000	1,000	50,000						51,000
Issuance of shares at market for services rendered						35,000		2,000						2,000
Issuance of shares at market for services rendered						500,000	1,000	25,000						26,000
Issuance of shares upon cancelation of stock options						500,000	1,000	30,000						31,000
Issuance of shares upon cancelation of stock options						675,000	1,000	40,000						41,000
Issuance of shares for options exchanged						200,000
Issuance of shares for options exchanged						100,000
Issuance of shares for options exchanged						200,000
Issuance of shares for options exchanged						250,000
Issuance of shares for options exchanged						130,000
Issuance of shares for options exchanged						100,000
Issuance of shares for options exchanged						200,000
Issuance of shares for options exchanged						100,000
Conversion of series B preferred stock to common		(25,000)				250,000
Issuance of shares at market for services rendered						250,000		21,000						21,000
Issuance of shares at market for services rendered						335,000	1,000	20,000						21,000
Stock options issued for services								113,000						113,000
Amortization of deferred compensation									142,000					142,000
Net loss/comprehensive loss												(2,569,000)		(2,569,000)

Balance, December 31, 2003		49,999				172,008,522	172,000	42,726,000	-			(44,057,000)		(1,159,000)

MANHATTAN SCIENTIFICS, INC. AND SUBSIDARIES
(a development stage enterprise)
Consolidated Statements of Stockholders’ Equity ( Deficit)
For the Cumulative Period from July 31, 1992 (Inception) Through December 31, 2003 (unaudited) and for the period from January 1, 2004 Through December 31, 2008 (audited)

	Series A Preferred	Preferred Stock $.001 Par Value Series B		Preferred Stock $.001 Par Value Series C		Common Stock $.001 Par Value		Additional Paid-in	Deferred	Amounts Receivable From Stock-	Other accumulated comprehensive	Deficit Accumulated During the Develop.	Treasury
	Stock	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Comp.	holders	income	Stage	Stock	Total

Balance, December 31, 2003		49,999				172,008,522	$172,000	$42,726,000	-			$(44,057,000)		$(1,159,000)

Issuance of shares at market for services rendered						4,833,000	5,000	487,000						492,000
Issuance of shares on exercise of options						866,000		126,000						126,000
Issuance of shares for the payment of notes payable						641,274	1,000	47,000						48,000
Issuance of warrants in connection with note payable								214,000						214,000
Net loss/comprehensive loss												(1,517,000)		(1,517,000)

Balance December 31, 2004		49,999				178,348,796	178,000	43,600,000				(45,574,000)		(1,796,000)

Stock options issued in exchange for previously issued options								46,000						46,000
Issuance of shares at market for services rendered						1,023,000	1,000	64,000						65,000
Issuance of shares in satisfaction of accrued expenses						4,458,237	4,000	238,000						242,000
Net loss/comprehensive loss												(219,000)		(219,000)

Balance December 31, 2005		49,999				183,830,033	183,000	43,948,000				(45,793,000)		(1,662,000)

Issuance of shares at market for services rendered						1,640,000	2,000	86,000						88,000
Issuance of shares in satisfaction of note payable						795,324	1,000	44,000						45,000
Issuance of shares for services rendered by Board of Directors						13,000,000	13,800	766,200						780,000
Issuance of shares in satisfaction of accrued expenses						1,184,220	1,200	57,800						59,000
Net loss/comprehensive loss												(1,694,000)		(1,694,000)

Balance December 31, 2006	-	49,999	$-	-	$-	200,449,577	$201,000	$44,902,000	$-		$-	$(47,487,000)	$-	$(2,384,000)

MANHATTAN SCIENTIFICS, INC. AND SUBSIDARIES
(a development stage enterprise)
Consolidated Statements of Stockholders’ Equity ( Deficit)
For the Cumulative Period from July 31, 1992 (Inception) Through December 31, 2003 (unaudited) and for the period from January 1, 2004 Through December 31, 2008 (audited)

	Series A Preferred	Preferred Stock $.001 Par Value Series B		Preferred Stock $.001 Par Value Series C		Common Stock $.001 Par Value		Additional Paid-in	Deferred	Amounts Receivable From Stock-	Other accumulated comprehensive	Deficit Accumulated During the Develop.	Treasury
	Stock	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Comp.	holders	income	Stage	Stock	Total
Balance December 31, 2006	-	49,999	$-	-	$-	200,449,577	$201,000	$44,902,000	$-	$-	$-	$(47,487,000)	$-	$(2,384,000)

Issuance of shares at market for services rendered						41,550,317	42,000	786,000						828,000
Issuance of shares in satisfaction of note payable						14,200,106	14,000	57,000						71,000
Issuance of shares related to conversion of convertible notes						106,000,000	106,000	954,000						1,060,000
Purchase and retirement of common shares and warrants for 10,000,000 shares of common share						(43,655,000)	(44,000)	(171,000)						(215,000)
Settlement of related party debt								1,416,000						1,416,000
Beneficial conversion feature related to convertible notes								968,000						968,000
Issuance of stock options								197,000						197,000
Net loss/comprehensive loss												(3,014,000)		(3,014,000)

Balance December 31, 2007	-	49,999	$-	-	$-	318,545,000	$319,000	$49,109,000	$-	$-		$(50,501,000)	$-	$(1,073,000)

Issuance of shares at market for services rendered						1,600,000	1,600	55,400						57,000
Issuance of shares in satisfaction of accrued exp.						1,125,926	1,126	43,874						45,000
Issuance of shares related to acquisition of Metallicum, Inc.						15,000,000	15,000	285,000						300,000
Issuance of shares for cash, net of offering costs of $46,000						42,707,000	43,000	765,000						808,000
Issuance of stock options								1,034,000						1,034,000
Other comprehensive income-gain on available for sale securities											129,000			129,000
Net loss												(2,142,000)		(2,142,000)

Balance December 31, 2008	-	49,999	$-	-	$-	378,977,926	$379,726	$51,292,274	$-	$-	$129,000	$(52,643,000)	$-	$(842,000)

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			PERIOD FROM
			JULY 31, 1992
			(INCEPTION) THROUGH
	YEARENDED DECEMBER 31,		December 31, 2008
	2008	2007	(unaudited)
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net loss	$(2,142,000)	$(3,014,000)	$(47,638,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of investments	(50,000)	(470,000)	(2,373,000)
Gain on settlement of NMXS.com option	-	-	(50,000)
Gain from sale of equity interest in Horizon	-	-	(885,000)
Gain on issuance of investee common stock	-	-	(531,000)
Common stock issued for services	57,000	828,000	7,998,000
Preferred stock issued for services	-	-	598,000
Stock options issued for services	1,034,000	197,000	11,072,000
Cashless stock option exercise	-	-	126,000
Warrants issued for services	-	-	2,556,000
Convertible note issued for services	-	1,000	108,000
Financing costs payable with common stock	-	-	191,000
Financing costs related to beneficial conversion feature of convertible notes	-	1,361,000	1,361,000
Loss of equity investee	-	-	1,207,000
Amortization of technology license	15,000	-	552,000
Amortization of patents	194,000	208,000	2,080,000
Loss on disposal of equipment	-	-	28,000
Impairment charge of certain patents	-	-	189,000
Impairment charge on property and equipment	-	-	8,000
Depreciation	-	2,000	1,127,000
Changes in:
Prepaid expenses and other assets	44,000	(12,000)	225,000
Accounts payable and accrued expenses	(1,000)	466,000	3,357,000
Accrued interest and expenses - related parties	149,000	(104,000)	552,000

Net cash provided by (used in) operating activities;	(700,000)	(537,000)	(18,142,000)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Purchase of equipment	-	-	(432,000)
Purchase of investment	-	-	(100,000)
Cash acquired from purchase of Metallicum	7,000	-	7,000
Proceeds from sale of equipment	-	-	18,000
Proceeds from sale of equity interest	-	-	885,000
Proceeds from settlement of NMXS.com	-	-	50,000
Proceeds received from sale of investment	-	-	1690,000

Net cash provided by (used in) investing activities	7,000	-	2,118,000

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

			PERIOD FROM
			JULY 31, 1992
			(INCEPTION) THROUGH
	YEAR ENDED DECEMBER 31,		December 31, 2008
	2008	2007	(unaudited)
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Repurchase of common stock	-	(215,000)	(315,000)
Note payable to stockholders	-	-	2,374,000
Proceeds from convertible notes payable	-	1,060,000	1,060,000
Proceeds from note payable – other	-	-	634,000
Repayment of note payable – other	-	-	(435,000)
Repayment of note payable to officers	-	(5,000)	(530,000)
Net proceeds from issuance of preferred stock	-	-	3,569,000
Proceeds from issuance of common stock, net of offering costs of $46,000	808,000	-	10,379,000
Loan repayment to preferred stockholder	-	-	(148,000)
Capital lease payments	-	-	(13,000)
Return of security deposit	-	-	16,000

Net cash provided by (used in) financing activities	808,000	840,000	16,591,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	115,000	303,000	567,000
Cash and cash equivalents, beginning of period	452,000	149,000	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$567,000	$452,000	$567,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$111,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets contributed to the company in exchange for Series A preferred stock	-	-	$45,000
Issuance of 14,391,627 common shares to acquire intangible assets	-	-	$15,000
Special distribution of 14,391,627 shares of common stock to
stockholder in settlement of stockholder advances	-	-	$376,000
Issuance of 7,200,000 common shares to acquire intangible assets	-	-	$1,440,000
Issuance of Series A preferred stock and warrants in settlement
of note payable and accrued interest	-	-	$1,830,000
Issuance of 1,000,000 common shares to acquire intangible assets	-	-	$1,000,000
Issuance of 100,000 common shares to acquire furniture and fixtures	-	-	$49,000
Issuance of 78,000 common shares in satisfaction of accrued expenses	-	-	$15,000
Issuance of 10,500 shares to acquire furniture and fixtures	-	-	$40,000
Issuance of 1,400,00 of common shares to acquire Teneo Computing	-	-	$785,000
Issuance of 1,000,000 of common shares to purchase 42% of Novint Technologies	-	-	$561,000
Issuance of 641,274 shares of common stock in settlement of note payable	-	-	$48,000
Issuance of 3,180,552 common shares in satisfaction of accrued expenses	-	-	$159,000
Issuance of 1,277,685 common shares in satisfaction of accrued expenses	-	-	$83,000
Issuance of 795,324 of common shares in settlement of note payable	-	-	$45,000
Issuance of 1,184,220 common shares in satisfaction of accrued expenses	-	-	$59,000
Issuance of 106,000,000 common shares for conversion of convertible notes		$1,060,000	$1,060,000
Issuance of 14,200,106 common shares in satisfaction of related party note payable		$71,000	$71,000
Issuance of 15,000,000 common shares for acquisition of Metallicum, Inc.	$300,000		$300,000
Issuance of 1,125,926 common shares in satisfaction of accrued expenses	$45,000		$45,000

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

In prior years, the Company had significant control of Novint because of Mr. Maslow’s position as a shareholder and board member of both the Company and Novint.  Mr. Maslow resigned from the board of the Company in October 2007 and therefore the Company no longer has significant control of Novint.  As of December 31, 2008, the Company owned 1,075,648 shares of Novint common stock or approximately 3% and modified its accounting for the ownership position in accordance with SFAS 157. The fair value of the Novint shares are $129,000 as of December 31, 2008.

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

NOTE 12 – INCOME TAX

The provision for income taxes on the statements of operations consists of $-0- and $-0- for the years ended December 31, 2008 and 2007, respectively.

Deferred tax assets are comprised of the following at December 31:

	2008	2007
Net operating loss carryforward	$8,696,800	$8,287,000
Temporary Differences	4,854,600	4,441,000
Less valuation allowance	(13,551,400)	(12,728,000)

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

For December 31, 2008 and 2007, the provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2008 and 2007) to income taxes as follows:

	2008	2007
Tax benefit computed at 34%	$414,800	$629,600
Change in valuation allowance	(828,400)	(708,400)
Change in carryovers and tax attributes	413,600	78,800

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

ITEM 9A. CONTROLS AND PROCEDURES

 (a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that arc designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(c) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(t) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31,2008. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication. and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as or December 31, 2008:

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

Management's Remediation Initiatives

During the year ended December 31, 2009, we generated revenue and are no longer a development stage company. As our resources allow, we will add financial personnel to our management team. We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions. including equity transactions. We will also create an audit committee made up of our independent directors.

(b)  Changes In Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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
(9)    Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of October 2010.

MANHATTAN SCIENTIFIC, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on October 1, 2010, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Emmanuel Tsoupanarias	Chief Executive Officer, President, Chairman of the Board Principal Executive Officer
Emmanuel Tsoupanarias	and Principal Accounting Officer

/s/ Leonard Friedman	Secretary and Director
Leonard Friedman

/s/ Frank Georgiou	Director
Frank Georgiou

/s/ Chris Theoharis	Treasurer and Director Principal Financial Officer
Chris Theoharis