Form 10-Q/A
period 2009-03-31
MANHATTAN SCIENTIFICS INC
filed 2010-10-04
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q /A

(Amendment No. 1)

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

EXPLANATORY NOTE

 This Amendment No. 1 (“Amendment”) on Form 10-Q/A amends the Periodic Report of Manhattan Scientifics, Inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2009 as filed with the Securities and Exchange Commission on May 15, 2010 (the "Original Filing"). This Amendment is being filed primarily to update Item 4 (Controls and Procedures), This Amendment is an amendment and restatement of the Original Filing in its entirety in order to provide a complete presentation. Except as stated herein, this Amendment does not reflect events occurring after the date of the filing of the Original Filing.

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

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,		PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH
	2009	2008	MARCH 31, 2009

Revenue	$—	$—	$856,000

Operating costs and expenses:
General and administrative	321,000	1,239,000	45,008,000
Research and development	—	52,000	9,020,000
Impairment charge of certain patents	—	—	189,000

Total operating costs and expenses	321,000	1,291,000	54,217,000

Loss from operations before other income and expenses	(321,000)	(1,291,000)	(53,361,000)

Other income and expenses:
Gain from sale of equity interest	—	—	885,000
Gain on settlement of NMXS.com option	—	—	50,000
Gain on legal settlement	—	—	14,000
Proceeds from sale of NMXS.com common stock	—	—	393,000
Gain from sale of Novint Technologies Inc. common stock	—	50,000	1,984,000
Gain on issuance of investor common stock	—	—	531,000
Contract revenue	—	—	3,741,000
Interest and other expenses	(13,000)	(12,000)	(1,145,000)
Interest income	1,000	2,000	193,000
Equity in losses of investees	—	—	(1,243,000)
Gain / (loss) on disposal of equipment	—	—	(13,000)

NET LOSS	(333,000)	(1,251,000)	(47,971,000)

Other comprehensive income
Unrealized gain (loss) on available for sale investments	(21,000)	—	108,000

OTHER COMPREHENSIVE LOSS	$(354,000)	$(1,251,000)	(47,863,000)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares outstanding	384,519,593	319,478,985

Basic and diluted loss per common share	$(0.00)	$(0.00)

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,		PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH
	2009	2008	MARCH 31, 2009

CASH FLOWS (TO) FROM OPERATING ACTIVITIES:
Net loss	$(333,000)	$(1,251,000)	$(47,971,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of investments	—	(50,000)	(2,373,000)
Gain on settlement of NMXS.com option	—	—	(50,000)
Gain from sale of equity interest in Horizon	—	—	(885,000)
Gain on issuance of investee common stock	—	—	(531,000)
Common stock issued for services	—	—	7,998,000
Preferred stock issued for services	—	—	598,000
Stock options issued for services	—	1,034,000	11,072,000
Cashless stock option exercise	—	—	126,000
Warrants issued for services	—	—	2,556,000
Convertible note issued for services	—	—	108,000
Financing costs payable with common stock	—	—	191,000
Financing costs related to beneficial conversion feature of convertible notes	—	—	1,361,000
Loss of equity investee	—	—	1,207,000
Amortization of technology license	—	—	552,000
Amortization of patents and intellectual property	7,000	52,000	2,087,000
Loss on disposal of equipment	—	—	28,000
Impairment charge of certain patents	—	—	189,000
Impairment charge on property and equipment	—	—	8,000
Depreciation	—	—	1,127,000
Changes in:
Prepaid expenses and other assets	1,000	—	226,000
Accounts payable and accrued expenses	6,000	15,000	3,363,000
Accrued interest and expenses - related parties	(57,000)	9,000	495,000

Net cash (used in) provided by operating activities:	(376,000)	(191,000)	(18,518,000)

CASH FLOWS (TO) FROM INVESTING ACTIVITIES:

Purchase of equipment			(432,000)
Purchase of investment	—	—	(100,000)
Proceeds acquired from purchase of Metallicum, Inc.	—	—	7,000
Proceeds from sale of equipment	—	—	18,000
Proceeds from sale of equity interest			885,000
Proceeds from settlement of NMXS.com	—	—	50,000
Proceeds received from sale of investment	—	—	1,690,000

Net cash provided by (used in) investing activities	—	—	2,118,000

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,		PERIOD FROM JULY 31, 1992 (INCEPTION) THROUGH
	2009	2008	MARCH 31, 2009

CASH FLOWS (TO) FROM FINANCING ACTIVITIES:
Purchase of treasury stock for retirement	—	—	(315,000)
Note payable to stockholders			2,374,000
Proceeds from convertible promissory notes	—	—	1,060,000
Proceeds from note payable - other	—	—	634,000
Repayment of note payable - other	—	—	(435,000)
Repayment of note payable to former officers	—	—	(530,000)
Net proceeds from issuance of preferred stock	—	—	3,569,000
Net proceeds from issuance of common stock	201,000	—	10,580,000
Loan repayment to preferred stockholder	—	—	(148,000)
Capital lease payments	—	—	(13,000)
Return of security deposit			16,000

Net cash provided by (used in) financing activities	201,000	—	16,792,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(175,000)	(191,000)	392,000
Cash and cash equivalents, beginning of period	567,000	452,000	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$392,000	$261,000	$392,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	—	—	111,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets contributed to the company in exchange for
Series A preferred stock			45,000
Issuance of 14,391,627 common shares to acquire intangible assets			15,000
Special distribution of 14,391,627 common shares to stockholder in settlement of stockholder advances			376,000
Issuance of 7,200,000 common shares to acquire intangible assets			1,440,000
Issuance of Series A preferred stock and warrants in settlement of note payable and accrued interest			1,830,000
Issuance of 1,000,000 common shares to acquire intangible assets			1,000,000
Issuance of 100,000 common shares to acquire furniture and fixtures			49,000
Issuance of 78,000 common shares in satisfaction of accrued expenses			15,000
Issuance of 10,500 common shares to acquire furniture and fixtures			40,000
Issuance of 1,400,00 common shares to acquire Teneo Computing			785,000
Issuance of 1,000,000 common shares to purchase 42% of Novint			561,000
Issuance of 641,274 common shares in satisfaction of note payable			48,000
Issuance of 3,180,552 common shares in satisfaction of accrued expenses			159,000
Issuance of 1,277,685 common shares in satisfaction of accrued expenses			83,000
Issuance of 795,324 common shares in settlement of note payable			45,000
Issuance of 1,184,220 common shares in satisfaction of accrued expenses			59,000
Issuance of 106,000,000 common shares for conversion of convertible notes			1,060,000
Issuance of 14,200,106 common shares in satisfaction of note payable			71,000
Issuance of 15,000,000 common shares for acquisition of Metallicum, Inc.			300,000
Issuance of 1,125,926 common shares in satisfaction of accrued expenses		$45,000	45,000

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2009
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

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2009

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2009

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2009

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2009

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2009

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2009

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Form 10-Q/A contains “forward-looking” statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-Q/A that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which we may participate, competition within our chosen industry, including competition from much larger competitors, technological advances, and the failure by us to successfully develop business relationships. In addition, these forward-looking statements are subject, among other things, to our successful completion of the research and development of our technologies; successful commercialization and mass production of, among other things, the micro fuel cell, mid-range fuel cell, and haptics applications; successful protection of our patents; and effective significant industry competition from various entities whose research and development, financial, sales and marketing and other capabilities far exceeds ours. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2009 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Identified Material Weakness

A material weakness in our  internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2008:

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
Emmanuel Tsoupanarias
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

s/ Emmanuel Tsoupanarias	Chief Executive Officer	October 1, 2010
Emmanuel Tsoupanarias	(Principal Executive amd Accounting Officer)

/s/ Chris Theoharis	Principal Financial Officer	October 1, 2010
Chris Theoharis