Form 10-Q
period 2010-09-30
MANHATTAN SCIENTIFICS INC
filed 2010-11-15
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934
For the fiscal quarter ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 401,502,926 shares outstanding of registrant’s common stock, par value $.001 per share, as of November 15 , 2010.

PART I
ITEM 1. FINANCIAL STATEMENTS

 MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$329,000	$362,000
Investments-available for sale	97,000	151,000
Prepaid expenses and other assets	20,000	83,000

Total current assets	446,000	596,000

Investments	2,000	2,000
Intellectual property, net	265,000	290,000
Other asset	1,000	2,000

TOTAL ASSETS	$714,000	$890,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$273,000	$219,000
Accrued interest and expenses — related parties	604,000	491,000
Deferred revenue	85,000	—
Note payable to related party	545,000	545,000
Note payable to former officers	450,000	450,000
Note payable — other	33,000	33,000

Total current liabilities	1,990,000	1,738,000

Total liabilities	1,990,000	1,738,000

Commitments and Contingencies:	—	—

STOCKHOLDERS’ DEFICIT
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares; issued and outstanding — none	—	—
Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding	—	—
Series C convertible, redeemable, authorized 14,000 shares; issued and none outstanding	—	—
Common, authorized 500,000,000 shares, 401,502,926 and 397,452,926 shares issued, and outstanding, respectively	402,000	398,000
Additional paid-in-capital	52,104,000	51,692,000

Other accumulated comprehensive income	97,000	151,000
Accumulative deficit	(53,894,000)	(53,089,000)

Total stockholder’s deficit	(1,276,000)	(848,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$714,000	$890,000

See notes to unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Revenue	$172,000	$607,000	$515,000	$629,000
Cost of revenue	38,000	-	113,000	-
Gross profit	134,000	607,000	402,000	629,000

Operating costs:
General and administrative expenses	459,000	215,000	1,169,000	755,000
Research and development expenses	-	25,000	-	25,000

Total operating costs and expenses	459,000	240,000	1,169,000	780,000

Loss from operations before other income and expenses	(325,000)	367,000	(767,000)	(151,000)

Other income and (expenses):
Interest and other expenses	(13,000)	(13,000)	(38,000)	(38,000)
Interest income	-	-	-	1,000

NET INCOME (LOSS)	(338,000)	354,000	(805,000)	(188,000)

Comprehensive income (loss):
Unrealized gain (loss) on available for sale investments	(54,000)	(161,000)	(54,000)	86,000

COMPREHENSIVE INCOME (LOSS)	$(392,000)	$193,000	$(859,000)	$(102,000)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares outstanding	401,385,535	396,252,926	399,678,201	391,893,585

Basic and diluted income (loss) per common share	$(0.00)	$0.00	$(0.00)	$(0.00)

See notes to unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(805,000)	$(188,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	95,000	30,000
Stock based compensation related to vesting of stock warrants	105,000	19,000
Amortization of technology license, patents and intellectual property	25,000	22,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	64,000	1,000
Unbilled revenue	54,000	(21,000)
Accounts payable and accrued expenses	113,000	(7,000)
Accrued interest and expenses—related parties	85,000	—

Net cash (used in) operating activities;	(264,000)	(144,000)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

Net cash provided by (used in) investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	231,000	203,000

Net cash provided by financing activities	231,000	203,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(33,000)	59,000
Cash and cash equivalents, beginning of period	362,000	567,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$329,000	$626,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—

Income taxes paid	$—	$—

See notes to unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2010

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

Operating results for the three and nine months period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

In September 2009, the Company entered into a technology transfer agreement with Carpenter Technologies Corporation. Wherein Carpenter will fully develop, manufacture and market a new class of high strength metals under an exclusive technology transfer agreement from Manhattan Scientifics and the Los Alamos National Laboratory. The proprietary process will enable super-strength metals and alloys to make products that weigh far less than in the past and without significant cost premiums.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2010

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

Prior to September 2009, the Company had been considered a development stage company. As a result of the September 2009 technology sale to with Carpenter, the Company has fully commenced its planned operations and generation of significant revenues.  Accordingly, the Company has relied primarily upon private placements and subscription sales of stock to fund continuing activities and acquisitions.

NOTE 3 - GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to incur recurring losses and at September 30, 2010, had an accumulated deficit of $53,894,000. For the three and nine months ended September 30, 2010, the Company sustained a net loss of $300,000 and $805,000, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

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

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nano-structured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represents its fair value.  The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At September 30, 2010 and December 31, 2009, accumulated amortization was $67,000 and $44,000, respectively. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys.  The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued.  The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At September 30, 2010 and December 31, 2009, accumulated amortization was $6,000 and $3,000, respectively. Under the terms of the agreement the Company is required to pay an annual license fee of $10,000 starting in February 2010 and, may be required to pay royalties, as defined, to the licensors.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2010

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

STOCK-BASED COMPENSATION

The Company accounts for stockbased compensation based on the fair value of all option grants or stock issuances made to employees or directors on or after its implementation date (the beginning of fiscal 2006), as well as a portion of the fair value of each option and stock grant made to employees or directors prior to the implementation date that represents the unvested portion of these share-based awards as of such implementation date, to be recognized as an expense, as codified in ASC 718. The Company calculates stock option-based compensation by estimating the fair value of each option as of its date of grant using the Black-Scholes option pricing model.  These amounts are expensed over the respective vesting periods of each award using the straight-line attribution method. Compensation expense is recognized only for those awards that are expected to vest, and as such, amounts have been reduced by estimated forfeitures. The Company has historically issued stock options and vested and non vested stock grants to employees and outside directors whose only condition for vesting has been continued employment or service during the related vesting or restriction period.

The estimated fair value of grants of stock options and warrants to nonemployees of the Company is charged to expense, if applicable, in the financial statements. The Company did not issue any options or warrants during the three and nine months ended September 30, 2010 and 2009.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2010

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures, , which provides a framework for measuring fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The fair value of the Company’s debt as of September 30, 2010 and December 31, 2009 approximated their fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of September 30, 2010 and December 31, 2009 because of the relative short term nature of these instruments. At September 30, 2010 and December 31, 2009, the fair value of the Company’s debt approximates carrying value. The fair value of the Company’s available for sale securities was $97,000 at September 30, 2010 and these securities are classified as Level 1.

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
SEPTEMBER 30, 2010

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

CASH CONCENTRATION

The Company, at times, maintains cash balances in excess of the federally insured limit of $250,000 per institution.  The Company has approximately $54,000 in excess of the federally insured limit at September 30, 2010.

NOTE 5 – CAPITAL TRANSACTIONS

During the nine months ended September 30, 2010, the Company received $216,000 related to a private placement offering for shares of the Company’s common stock at a price of $0.08 per share for a total of 2,700,000 shares. The private placement offering originally provided for the offer and sale of up to 5,000,000 unregistered shares of the Company’s common stock which has since been closed as of September 30, 2010 of which of total of 2,700,000 shares had been sold.

During the nine months ended September 30, 2010, the Company received $15,000 related to a private placement offering for shares of the Company’s common stock at a price of $0.06 per share for a total of 250,000 shares.

During the nine months ended September 30, 2010, the Company issued 1,350,000 shares of common stock for legal services totaling $94,000.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2010

NOTE 6 – INVESTMENTS

The Company made an investment in Novint Technologies Inc. (“Novint”) in 2001. The Company initially recorded its investment using the equity method of accounting and wrote down the investment to $-0- in 2004 as it recorded its proportionate share of Novint's net loss.

In prior years, the Company had significant control of Novint because of Mr. Maslow's position as a shareholder and board member of both the Company and Novint. Mr. Maslow resigned from the board of the Company in October 2007 and therefore the Company no longer has significant control of Novint. As of September 30, 2010 and December 31, 2009, the Company owned 1,075,668 shares of Novint common stock or approximately 3% and modified its accounting for the ownership position in accordance with ASC 820. The fair value of the Novint shares was $97,000 and $151,000 as of September 30, 2010 and December 31, 2009, respectively.

The Company has an additional investment in Aprilis, Inc. which is accounted for at a cost of $2,000 as of September 30, 2010 and December 31, 2009.

NOTE 7 – RELATED PARTY AND FORMER OFFICERS NOTES PAYABLE

In December 2007, the former Chief Operating Officer and former Chief Executive Officer collectively forgave $1,416,500 of their outstanding accrued salaries ($1,387,500) and note payable ($29,000) balances. The amount forgiven has been accounted for as contributed capital. Additionally, the Company repaid $5,000 of the former Chief Executive Officer’s note payable balance. The remaining unpaid notes payable balances totaling $995,000 at September 30, 2010 and December 31, 2009 comprised of loans payable due on demand of $450,000 and $545,000 to its former Chief Operating Officer and Chief Executive Officer, respectively.

The loans bore interest at 5.5% per annum and were initially due December 31, 2002 and have been mutually extended and settled. Under the terms of the note extensions dated December 12, 2007, the loans bear interest at 5% per annum and are now due on demand. The Company has recorded interest expense for notes payable to these former officers of approximately $12,000 and $36,000 each for the three and nine months ended September 30, 2010 and 2009, respectively. Accrued interest related to these notes payable approximated $368,000 and $332,000 as of September 30, 2010 and December 31, 2009, respectively and is included in accrued liabilities, related parties.

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

On September 12, 2009, the Company entered into a contract with Carpenter Technology Corp. to sell certain nanostructured metal technologies acquired from Metallicum, Inc, its wholly owned subsidiary, to Carpenter and to provide sub-license rights to Carpenter covering license agreements that the Company has from Los Alamos Laboratories.  The agreement has two distinct elements: a sale and services agreement and a sub-license agreement.  The first element irrevocably transfers the field technology to Carpenter Technology Corporation and Carpenter may develop or use the technology for its own benefit.  Carpenter agreed to pay a sales price of $600,000 and pay royalties for products developed using this technology.  In addition, the Company received additional service income for assisting Carpenter in the production process.  These additional services were elective and do not affect the sale of the technology.  The second element of the agreement is a sub-license to Carpenter for patents (the LANS patents) that are licensed by the Company from  Los Alamos National Laboratories.  The sub-license agreement obligates Carpenter to pay MSI a running royalty on the sales of products that require license to the LANS patents.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2010

NOTE 9 – TECHNOLOGY SALE AND SUB-LICENSE AGREEMENT – (Continued)

The Company recognized the sales revenue upon transfer of the technology and the service income over the term of the agreement.  The royalty income will be recognized as products are developed using the field technology or sub-license.

The $515,000 of revenue recognized for the nine months ended September 30, 2010 related to service income. The Company earned service income for time that a consultant to the Company, Dr. Lowe, made himself available to Carpenter in accordance with the Technology Transfer Agreement.   The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period.  The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).The cost of revenue totaling $113,000 for the same period relates to consulting fees paid to Dr. Lowe during the period. The Company has received $600,000 and the remaining fees collected have been recorded as deferred revenue.

The Company received a $1,000,000 .one-time payment on October 15 for satisfying a performance obligation under the Technology Transfer Agreement.  The Company will recognize this as income in the fourth fiscal quarter of 2010.

NOTE 10 – SUBSEQUENT EVENTS

In October 2010, the Company received $1,000,000 from Carpenter Technology Corp. pursuant to contract discussed in Note 9.  The amount received by the Company relates to services provided under the first element of the contract regarding additional services.

In October 2010, the Company issued 2,000,000 shares of common stock for past and future legal services valued at $60,000.

In November 2010, the Company issued 7,667,000 shares of common stock related to an Acquisition Option Agreement entered into February 10, 2010 with and among Senior Scientific LLC, Edward R. Flynn, Ph.D and Scientific Nanomedicine.  The Acquisition Option Agreement transfers the commercial rights to technology and intellectual property with respect to the early detection of diseases using nano technologies owned by Scientific Nanmedicine.  The 6,000,000 shares of the total 7,667,000 shares issued were partial payments towards the Acquisition Option Agreement which calls for a total of 20,000,000 shares to be issued under the agreement.  The 1,667,000 shares of the total 7,667,000 shares issued were for payment in lieu of required cash payment of $100,000 required under Acquisition Option Agreement.  The value of the 7,667,000 shares issued will recorded as a deposit towards the purchase of the commercial rights to technology and intellectual property under the Acquisition Option Agreement.

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

ACQUISITION OF ADVANCED MATERIALS (METALLICUM, INC.)

In June 2008, we acquired Metallicum, Inc. (“Metallicum”) and its nanotechnology and its licensed rights to patents granted by Los Alamos National Security.  We entered into a stock purchase agreement with Metallicum, Inc. to acquire all of the outstanding capital in exchange for 15,000,000 shares of our common stock.  An additional 15,000,000 shares of our common stock will be payable to Metallicum in the event of meeting certain milestones. At September 30, 2010, one milestone was met.  Metallicum was granted an exclusive license by The Los Alamos National Laboratory on  patents related to nanostructured materials.

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

We purchased Metallicum to acquire its licensed rights to patented technology and other technologies which it had developed.  The license comprised of three US Patents (US Patent numbers 7152448, 6197129 and 6399215) for which Metallicum (subsequently, Manhattan) had been assigned an exclusive license rights by Los Alamos National Security LLC (LANL).  Under the license rights, we have all rights, title and interest throughout the world in and to any and all inventions, original works of authorship, developments, concepts, know-how, improvements on the patents or trade secrets whether or not patentable or registerable under copyright or similar laws.

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

In January 2009, we entered into a perpetual patent license agreement with Los Alamos National Security, LLC for the exclusive use of certain patents relating to the manufacture and application of nanostructuring metals and alloys. Pursuant to such agreement we provided a non-refundable fee and 2,000,000 shares of our common stock with a fair market value of $33,000. Additionally, we are required to pay an annual license fee of $10,000 starting in February 2010 and royalties on future net sales.

The contract with Carpenter  irrevocably transfers the field technology to Carpenter and Carpenter may develop or use the technology for its own benefit.  Carpenter agreed to pay a sales price of $600,000 and pay royalties for products developed using this technology.  In addition, the Company received additional service income for assisting Carpenter in the production process.  These additional services were elective and do not affect the sale of the technology.  The Company recognized the sales revenue upon transfer of the technology and the service income over the term of the agreement.  The royalty income will be recognized as products are developed using the field technology or sub-license.  The Company received a $1,000,000 .one-time payment on October 15 for satisfying a performance obligation under the Technology Transfer Agreement.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009.

GROSS PROFIT. The $172,000 of revenue recognized for the three months ended September 30, 2010 related to service income. The Company earned service income for time that a consultant to the Company, Dr. Lowe, made himself available to Carpenter in accordance with the Technology Transfer Agreement. The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period.  The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).  The cost of revenue totaling $38,000 for the same period relates to consulting fees paid to Dr. Lowe during the period. The Company received $300,000 during the three months ended September 30, 2010 related to the Carpenter agreement of which $85,000 has been recorded as deferred revenue.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consists of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $459,000 for the three months ended September 30, 2010 compared with $215,000 for the three months ended September 30, 2009.  General and administrative expenses increased primarily as a result of costs incurred related to researching patents for Senior Scientific technology and costs associated with investor relations.

NET LOSS. Our net loss was $338,000 for three months ended September 30, 2010 compared to a net income of $354,000 for the three months ended September 30, 2009. The increase in net loss resulted from higher general and administrative costs partially offset by higher gross profit.

COMPREHENSIVE LOSS: Our comprehensive loss was $392,000 for three months ended September 30, 2010 compared to comprehensive income of $193,000 for the three months ended September 30, 2009. The comprehensive loss was the result of a higher net loss of $338,000 and a $54,000 unrealized loss in the market value of our shares of Novint Technologies, Inc. (“Novint”) during the third quarter of 2010 compared to a $354,000 net income and a $161,000 unrealized loss in the market value of our shares of Novint in the third quarter of 2009. As of September 30, 2010 and September 30, 2009, we owned 1,075,648 shares of common stock of Novint.  Novint had a quoted market price on the Pink Sheets of $0.09 as of September 30, 2010 and $0.20 as of September 30, 2009.

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2009.

GROSS PROFIT. The $402,000 of revenue recognized for the nine months ended September 30, 2010 related to service income. The Company earned service income for time that a consultant to the Company, Dr. Lowe, made himself available to Carpenter in accordance with the Technology Transfer Agreement.   The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period.  The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).The cost of revenue totaling $113,000 for the same period relates to consulting fees paid to Dr. Lowe during the period.  The Company received $600,000 during the nine months ended September 30, 2010 related to the agreement with Carpenter of which $85,000 has been recorded as deferred revenue.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consists of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $1,169,000 for the nine months ended September 30, 2010 compared with $755,000 for the nine months ended September 30, 2009.  General and administrative expenses increased primarily as a result of costs incurred related to researching patents for Senior Scientific technology and costs associated with investor relations.

NET LOSS. Our net loss was $805,000 for nine months ended September 30, 2010 compared to $188,000 for the nine months ended September 30, 2009. The decrease in net loss resulted from higher gross profit partially offset by higher general and administrative costs.

COMPREHENSIVE LOSS: Our comprehensive loss was $859,000 for nine months ended September 30, 2010 compared to $102,000 for the nine months ended September 30, 2009. The increase in comprehensive loss was the result of a $54,000 loss in the market value of our shares of Novint during the first nine months of 2010.

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

Stockholders’ equity totaled a deficit of $1,276,000 on September 30, 2010 and the working capital was a deficit of $1,544,000 on such date. Although, we anticipate we may sell additional common stock and issue shares and/or options in exchange for services, we anticipate that in 2010 revenues from our technology sales and service agreement will cover our entire overhead and the cost of our operations.

At September 30, 2010, our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, and 1,075,648 shares of common stock of Novint; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

We had a decrease of $33,000 in cash and cash equivalents for the nine months ended September 30, 2010, as a result of cash  used in operating activities ($264,000) partially offset by proceeds from the issuance of our common stock $231,000.

For the nine months ended September 30, 2010, cash used in operating activities was $264,000 compared to $144,000 used in operating activities for the nine months ended September 30, 2009. The decrease in cash used in operating activities, equal to $264,000, was primarily as a result of a higher net loss in 2010 compared to 2009($144,000) and an increase in adjustments to net loss for non-cash activities ($225,000), primarily as a result of adjustments for stock-based compensation in 2010 ($200,000) and less cash used to pay for working capital items ($316,000) primarily due to an increase in accrued interest and expenses and accounts payable in the nine months ended September 30, 2010.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, investor relations services, public relations services, bookkeeping services, consultant services, and rent; and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of September 30, 2010, we had $329,000 in cash. We intend to satisfy our capital requirements for the next 12 months from our cash on hand and cash generated from our technology transfer agreements which we anticipate will cover our entire overhead and the cost of our operations.

For the nine months ended September 30, 2010, the Company received $216,000 related to a private placement offering for shares of the Company’s common stock at a price of $0.08 per share for a total of 2,700,000 shares. The private placement offering originally provided for the offer and sale of up to 5,000,000 unregistered shares of the Company’s common stock which has since been closed as of September 30, 2010 of which of total of 2,700,000 shares had been sold. As of September 30, 2010, the Company had not issued the 2,700,000 shares related to the private placement offering and has recorded such obligation to issue such shares as stock payable which is included as part of stockholders’ deficit totaling $216,000.

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

The estimated fair value of grants of stock options and warrants to nonemployees of the Company is charged to expense, if applicable, in the financial statements. The Company did not issue any options or warrants during the three months ended September 30, 2010 and 2009.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2010 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

(b)	Changes In Internal Control Over Financial Reporting

During the quarter ended September 30, 2010, the Company prepared written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions There were no other changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of September 30, 2010, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2010, we received $216,000 related to a private placement offering for shares of the Company’s common stock at a price of $0.08 per share for a total of 2,700,000 shares. The private placement offering originally provided for the offer and sale of up to 5,000,000 unregistered shares of the Company’s common stock which has since been closed as of September 30, 2010 of which of total of 2,700,000 shares had been sold.

During the nine months ended September 30, 2010 we received $15,000 related to a private placement offering for shares of the Company’s common stock at a price of $0.06 per share for a total of 250,000 shares.

During the nine months ended September 30, 2010, the Company issued 1,350,000 shares of common stock for legal services totaling $94,000.

The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.  All proceeds from these sales of unregistered securities were used to pay general and administrative expenses expenses.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of November, 2010.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer