Form 10-Q/A
period 2009-03-31
MANHATTAN SCIENTIFICS INC
filed 2010-11-22
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q /A

(Amendment No. 2)

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this  19th day of November 2010.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

s/ Emmanuel Tsoupanarias	Chief Executive Officer	November 19, 2010
Emmanuel Tsoupanarias	(Principal Executive amd Accounting Officer)

/s/ Chris Theoharis	Principal Financial Officer	November 19, 2010
Chris Theoharis