Form 10-Q/A
period 2009-09-30
MANHATTAN SCIENTIFICS INC
filed 2010-11-22
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A
(Amendment #3)

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this  19th day of November , 2010.

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