Form 10-K/A
period 2009-12-31
MANHATTAN SCIENTIFICS INC
filed 2010-11-22
CIK 1099132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10- K/A
( Amendment #1 )

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

As of March 31, 2010 there were 397,452,926 shares of common stock of the issuer issued and outstanding.

TABLE OF CONTENTS

	PART I	PAGE
ITEM 1.	DESCRIPTION OF BUSINESS	1
ITEM 1A.	RISK FACTORS	5
ITEM 1B.	UNRESOLVED STAFF COMMENTS	7
ITEM 2.	DESCRIPTION OF PROPERTIES	7
ITEM 3.	LEGAL PROCEEDINGS	7
ITEM 4.	RESERVED	7

	PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	8
ITEM 6	SELECTED FINANCIAL DATA	11
ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
ITEM7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	F-1
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	17
ITEM 9A(T)	CONTROLS AND PROCEDURES	17
ITEM 9B.	OTHER INFORMATION	17

	PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	19
ITEM 11.	EXECUTIVE COMPENSATION	20
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	22
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	24
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	23
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	23
	EXHIBIT INDEX
	SIGNATURES	24

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) on Form 10-K/A amends the Annual Report of Manhattan Scientifics, Inc.. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on April 9, 2010 (the "Original Filing"). This Amendment is being filed primarily to update Item 9A (Controls and Procedures) and include revised information regarding our licensing agreement. This Amendment is an amendment and restatement of the Original Report in its entirety in order to provide a complete presentation. Except as stated herein, this Amendment does not reflect events occurring after the date of the filing of the Original Report.

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

In September 2009, the Company entered into a technology transfer agreement and sale with Carpenter Technology Corporation, (“Carpenter”) wherein Carpenter will fully develop, manufacture and market a new class of high strength metals under an exclusive agreement with Manhattan Scientifics. The proprietary process will enable super-strength metals and alloys to make products that weigh far less than in the past and without significant cost premiums. Prior to September 2009, the Company had been considered a development stage company. As a result of the September 2009 sale of technology to Carpenter, the Company has fully commenced its planned operations and generation of significant revenues.

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

On September 12, 2009, the Company entered into a contract with Carpenter Technology Corp. to sell certain nanostructured metal technologies acquired from Metallicum, Inc, its wholly owned subsidiary, to Carpenter and to provide sub-license rights to Carpenter covering license agreements that the Company has from Los Alamos Laboratories.  The agreement has two distinct elements: a sale and services agreement and a sub-license agreement.  The first element irrevocably transfers the field technology to Carpenter Technology Corporation and Carpenter may develop or use the technology for its own benefit.  Carpenter agreed to pay a sales price of $600,000 and pay royalties for products developed using this technology.  As of December 31, 2009, the Company received the $600,000 and recorded such amount as revenue for the year ended December 31, 2009.  In addition, the Company will receive additional service income for assisting Carpenter in the production process.  These additional services were elective and do not affect the sale of the technology.  The second element of the agreement is a sub-license to Carpenter for patents (the LANS patents) that are licensed by the Company from  Los Alamos National Laboratories.  The sub-license agreement obligates Carpenter to pay MSI a running royalty on the sales of products that require license to the LANS patents.

The Company recognized the sales revenue upon transfer of the technology and will recognize the service income over the term of the agreement.  The royalty income will be recognized as products are developed using the field technology or sub-license.

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

In addition, we rely on certain technology licensed with a perpetual term from the Los Alamos National Laboratory and may be required to license additional technologies in the future. We do not know if these third-party licenses will be available or will continue to be available to us on acceptable commercial terms or at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on our business, financial condition or results of our operations.

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

The markets in which we compete are highly competitive and constantly evolving.  We believe that the principal competitive factors in our technology markets include without limitation:

•capitalization;
•cost of product;
•first to market with product in market segment;
•strong intellectual portfolio;
•product reliability;
•strong customer base; and
•strong manufacturing and supplier relationships.

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

Securities Authorized for Issuance under Equity Incentive Plans

In 2000, our Board of Directors adopted the 2000 Equity Incentive Plan (the "2000 Plan"). The 2000 Plan authorizes the issuance of options, right to purchase Common Stock and stock bonuses to officers, employees, directors and consultants. We reserved 30,000,000 shares of our Common Stock for awards to be made under the 2000 Plan and registered the following:

•September 14, 2001, we filed a registration statement on Form S-8 to register 900,000 of these shares.
•November 19, 2001, we registered 550,000 shares of our common stock for issuance under the 2000 Plan.
•January 30, 2002, we registered an additional 975,000 shares of our common stock for issuance under the 2000 Plan.
•March 22, 2002, we registered an additional 925,000 shares of our common stock for issuance under the 2000 Plan.
•July 12, 2002, we registered an additional 990,000 shares of our common stock for issuance under the 2000 Plan.
•January 17, 2003, we registered an additional 8,000,000 of our common stock for issuance under the 2000 Plan.

The 2000 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2000 Plan allows for the issuance of incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2000 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2000 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2000 Plan available for grant at December 31, 2009 was 25,281,000.

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

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	30,649,763
Total	—	—	30,649,763

Exercise prices and weighted-average contractual lives of stock options outstanding as of December 31, 2009 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01	25,000,000	7.68	0.01	25,000,000	0.01
0.02	3,000,000	3.32	0.02	3,000,000	0.02
0.05	1,500,000	3.79	0.05	1,500,000	0.05
0.06	1,200,000	5.38	0.06	1,200,000	0.06
0.39	250,000	1.73	0.39	250,000	0.39
2.25	110,000	0.53	2.25	110,000	2.25
2.40	500,000	0.66	2.40	500,000	2.40
	31,560,000			31,560,000
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

Pursuant to the contract with Carpenter Technology Corp, we agreed to sell certain nanostructured metal technologies to Carpenter and to provide sub-license rights to Carpenter covering license agreements that the Company has from Los Alamos Laboratories.  The agreement has two distinct elements: a sale and services agreement and a sub-license agreement.  The first element irrevocably transfers the field technology to Carpenter Technology Corporation and Carpenter may develop or use the technology for its own benefit.  Carpenter agreed to pay a sales price of $600,000 and pay royalties for products developed using this technology.  As of December 31, 2009, the Company received the $600,000 and recorded such amount as revenue for the year ended December 31, 2009.

EXPENSES:  The following chart summarizes our operating expenses and other income and expenses as described below:

	Year ended December 31,
	2009	2008
Common stock issued for services	54,000	57,000
Options issued for services	45,000	1,034,000
Other G&A expenses	906,000	861,000
Total G&A expenses	1,005,000	1,952,000
Research and development	25,000	198,000
Operating costs and expenses	1,030,000	2,150,000
Gain on sale of Novint common stock	-	(50,000)
Net interest expense	49,000	42,000

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

PMB Helin Donovan, LLP

Spokane, Washington

April 8, 2010

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$362,000	$567,000
Investments-available for sale	151,000	129,000
Prepaid expenses and other assets	83,000	-

Total current assets	596,000	696,000

Investments	2,000	2,000
Intellectual property, net	290,000	290,000
Other asset	2,000	31,000

TOTAL ASSETS	$890,000	$1,019,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$219,000	$281,000
Accrued interest and expenses - related parties	491,000	552,000
Note payable to related party	545,000	545,000
Note payable to former officers	450,000	450,000
Convertible note payable - other	33,000	33,000

Total current liabilities	1,738,000	1,861,000

Commitments and Contingencies:	-	-

STOCKHOLDER’S DEFICIT
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares; issued and outstanding - none	-	-
Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding	-	-
Series C convertible, redeemable, authorized 14,000 shares;
issued and outstanding - none	-	-
Common, authorized 500,000,000 shares, 397,452,926 and 378,997,926 shares issued, and outstanding, respectively	398,000	380,000
Additional paid-in-capital	51,692,000	51,292,000
Other accumulated comprehensive income	151,000	129,000
Accumulative deficit	(53,089,000)	(52,643,000)

Total Stockholder’s deficit	(848,000)	(842,000)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$890,000	$1,019,000

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

YEAR ENDED DECEMBER 31

	2009	2008

Revenue	$633,000	$-

Operating costs and expenses:
General and administrative	1,005,000	1,952,000
Research and development	25,000	198,000

Total operating costs and expenses	1,030,000	2,150,000

Loss from operations before other income and expenses	(397,000)	(2,150,000)

Other income and expenses:
Gain from sale of Novint Technologies Inc. common stock	-	50,000
Interest and other expenses	(50,000)	(50,000)
Interest income	1,000	8,000

NET LOSS	(446,000)	(2,142,000)

Other comprehensive income
Unrealized gain on available for sale investments	22,000	129,000

OTHER COMPREHENSIVE LOSS	$(424,000)	$(2,013,000)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares outstanding	393,155,118	328,469,378

Basic and diluted loss per common share	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For The Years Ended December 31, 2009 And 2008

	Preferred Stock
	$.001 Par Value		Common Stock		Additional	Other
	Series B		$.001 Par Value		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance December 31, 2007	49,999	$-	$318,545,000	$319,000	$49,109,000		$(50,501,000)	$(1,073,000)
Issuance of shares at market price for services rendered			1,600,000	2,000	55,000			57,000
Issuance of shares in satisfaction of accrued expenses			1,125,926	1,000	44,000			45,000
Issuance of shares related to acquisition of Metallicum, Inc.			15,000,000	15,000	285,000			300,000
Issuance of shares for cash, net of offering costs of $42,000			42,707,000	43,000	765,000			808,000
Issuance of stock options					1,034,000			1,034,000
Other comprehensive income						129,000		129,000
Net loss							(2,142,000)	(2,142,000)

Balance December 31, 2008	49,999	-	378,977,926	380,000	51,292,000	129,000	(52,643,000)	(842,000)

Issuance of shares for cash			12,250,000	12,000	189,000			201,000
Issuance of shares related to licensing agreement			2,000,000	2,000	31,000			33,000
Issuance of shares for services			2,200,000	2,000	135,000			137,000
Exercise of stock options on a cashless basis			2,025,000	2,000				2,000
Issuance of stock options					15,000			15,000
Vesting of stock warrants					30,000			30,000
Comprehensive income						22,000		22,000
Net loss							(446,000)	(446,000)

Balance December 31, 2009	49,999	$-	397,452,926	$398,000	$51,692,000	$151,000	$(53,089,000)	$(848,000)

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(446,000)	$(2,142,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of investments	-	(50,000)
Common stock issued for services	54,000	57,000
Stock options issued for services	45,000	1,034,000
Amortization of technology license	35,000	15,000
Amortization of patents and intellectual property	-	194,000
Impairment of assets	29,000	-
Changes in:
Prepaid expenses and other assets	-	44,000
Accounts payable and accrued expenses	(62,000)	(1,000)
Accrued interest and expenses - related parties	(61,000)	149,000

Net cash provided by (used in) operating activities;	(406,000)	(700,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash acquired from purchase of Metallicum, Inc.	-	7,000

Net cash provided by (used in) investing activities	-	7,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	201,000	808,000

Net cash provided by (used in) financing activities	201,000	808,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(205,000)	115,000
Cash and cash equivalents, beginning of period	567,000	452,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$362,000	$567,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
Issuance of 15,000,000 common shares for acquisition of Metallicum, Inc.	$-	$300,000
Issuance of 1,125,926 common shares in satisfaction of accrued expenses	$-	$45,000
Issuance of 2,000,000 common shares related to licensing agreement	$33,000	$-
Issuance of shares for prepaid expenses	$137,000	$-
Exercise of options on a cashless basis	$2,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

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

On September 12, 2009, the Company entered into a contract with Carpenter Technology Corp. to sell certain nanostructured metal technologies acquired from Metallicum, Inc, its wholly owned subsidiary, to Carpenter and to provide sub-license rights to Carpenter covering license agreements that the Company has from Los Alamos Laboratories.  The agreement has two distinct elements: a sale and services agreement and a sub-license agreement.  The first element irrevocably transfers the field technology to Carpenter Technology Corporation and Carpenter may develop or use the technology for its own benefit.  Carpenter agreed to pay a sales price of $600,000 and pay royalties for products developed using this technology.  As of December 31, 2009, the Company received the $600,000 and recorded such amount as revenue for the year ended December 31, 2009.  In addition, the Company will receive additional service income for assisting Carpenter in the production process.  These additional services were elective and do not affect the sale of the technology.  The second element of the agreement is a sub-license to Carpenter for patents (the LANS patents) that are licensed by the Company from  Los Alamos National Laboratories.  The sub-license agreement obligates Carpenter to pay MSI a running royalty on the sales of products that require license to the LANS patents.

The Company recognized the sales revenue upon transfer of the technology and will recognize the service income over the term of the agreement.  The royalty income will be recognized as products are developed using the field technology or sub-license.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31,2009. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication. and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as or December 31, 2009:

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages and biographical information of each of our directors and executive officers as of December 31, 2009 are set forth below. There are no existing family relationships between or among any of our executive officers or directors.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2009, we believe that our executive officers, directors and ten percent stockholders complied with all reporting requirements applicable to them.

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

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Emmanuel Tsoupanarias	2007	100,000	-	-	(1)	49,768	-	-	(2)	284,002	433,770
CEO and Chairman	2008	100,000	-	-		-	-	-		-	100,000
	2009	100,000	-	-		-	-	-		-	100,000

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

Director Compensation

The following table sets forth a summary of the compensation earned by our non-employee directors in 2009:

Director Compensation Table (2009)
Name	Fees Earned or paid in cash	Stock awards	Option Awards	Non-equity Deferred comp. earnings	Nonqualified Deferred comp. earnings	All other	Total
Frank Georgiou	$6,000	$––	$––	$––	$––	$––	$6,000
Leonard Friedman	6,000	––	––	––	––	––	6,000
Chris Theoharis	6,000	––	––	––	––	––	6,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2009, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned. Share ownership in each case includes shares issuable upon exercise of options exercisable within 60 days of the date of this Annual Report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934 for purposes of computing the percentage of common stock owned by such person but not for purposes of computing the percentage owned by any other person. Unless otherwise indicated, the address of the below-listed persons is our address, 405 Lexington Avenue, 32nd Floor, New York, New York 10174.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We have loans payable to our former Chief Operating Officer Jack Harrod and former Chief Executive Officer Marvin Maslow.  On December 31, 2009, the balance owed to Mr. Harrod was $450,000 and the balance owed to Mr. Maslow was $545,000.  Neither Mr. Harrod or Mr. Maslow are currently officers or directors of the Company.  Mr. Harrod resigned April 1, 2006.  Mr. Maslow resigned November 1, 2007.  The loans bore interest at 5.5% per annum and were initially due December 31, 2002 and have been mutually extended.  Under the terms of the agreement, dated December 12, 2007, the loans bear interest at 5% per annum until maturity and are now fully due.  The Company has recorded interest expense for notes payable to these former officers of approximately $50,000 and $50,000 for the years ended December 31, 2009 and 2008, respectively.  Accrued interest related to these notes payable approximated $332,000 and $282,000 as of December 31, 2009 and 2008, respectively and is included in accrued liabilities, related parties. In May 2007, we issued 14,200,106 shares of common stock to its former Chief Executive Officer for settlement of debt totaling $71,000.  As part of the settlement in December 2007, the former Chief Operating Officer and former Chief Executive Officer collectively forgave $1,416,500 of their outstanding accrued salaries ($1,387,500) and note payable ($29,000) balances.  The amount forgiven has been accounted for as contributed capital.

Teich, Beim & Moro, P.C., an accounting firm in which David Teich, our former treasurer and a director, is a principal, received approximately $34,500 and $48,000 of compensation for accounting services rendered to us during the years ended December 31, 2009 and December 31, 2008, respectively.  Mr. Teich resigned effective December 31, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by our independent auditors for the fiscal year ended December 31, 2009 and December 31, 2009:

Fee Category	Fiscal 2009	Fiscal 2008
Audit fees	$63,000	$50,000
Tax fees	-	-
Other fees	-	-
Total fees	$63,000	$50,000

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

ITEM 15. EXHIBITS

(a) EXHIBITS
Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Reorganization (1)
2.2	Agreement and Plan of Merger (1)
3.1	Certificate of Incorporation (1)
3.2	Amendment to Certificate of Incorporation (1)
3.3	Bylaws (1)
4.1	Amended Certificate of Designation, Preferences and Rights of Series C Preferred Stock (2)
10.6	Manhattan Scientifics, Inc. 1998 Stock Option Plan (1)
10.10	Stock Purchase Agreement between Manhattan Scientifics, Inc., Projectavision, Inc., and Lancer Partners, L.P. (3)
10.12	Manhattan Scientifics, Inc. 2000 Equity Incentive Plan (5)
10.13	2004 Consultant Stock Plan (6)
10.16	Manhattan Scientifics 2005 Equity Incentive Plan (8)
10.17	Technology Transfer Agreement by and between Carpenter Technology Corporation and Manhattan Scientifics, Inc, effective as of the 12th day of September 2009 (7)
10.18	Acquisition Option Agreement by and among Senior Scientific LLC, Edward R. Flynn, Ph.D., Scientific Nanomedicine, Inc. and Manhattan Scientifics, Inc. (10)
10.19	Stock Purchase Agreement, dated as of June 12, 2008, among Manhattan Scientifics, Inc., Metallicum, Inc., and the shareholders of Metallicum (9)
10.20	Settlement and Memorandum of Agreement among Marvin Maslow, Jack B. Harrod and Manhattan Scientifics, Inc. (9)
10.21	Patent License Agreement Between Los Alamos National Security, LLC and Manhattan Scientifics, Inc. (10)
14	Code of Ethics (9)
21	List of Subsidiaries (10)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d- 14(a) (10)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d- 14(a) (10)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

(1) Incorporated by reference to the registrant's Form 10-SB filed with the Commission on December 8, 1999.
(2) Incorporated by reference to the registrant's Form 10-QSB filed with the Commission on August 14, 2000 for the period ended June 30, 2000.
(3) Incorporated by reference as Amendment No. 2 to the registrant's Form 10-SB filed with Commission on February 9, 2000.
(4) Reserved.
(5) Incorporated by reference to the registrant's registration statement filed on Form S-8 filed with the Commission on September 14, 2001.
(6) Incorporated by reference to the registrant's registration statement filed on Form S-8 filed with the Commission on November 26, 2004.
(7) Incorporated by reference to Amendment No. 2 to the registrant’s Form 10-Q/A for the period ended September 30, 2009 filed with the Commission on October 4, 2010.
(8) Incorporated by reference to the registrant's registration statement in Form S-8 filed with the Commission on June 8, 2005.
(9) Incorporated by reference tot he registrant's Form 10-K filed with the Commission on April 9, 2010.
(10) Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of November 2010.

MANHATTAN SCIENTIFIC, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on November 19, 2010 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Emmanuel Tsoupanarias	Chief Executive Officer,
Emmanuel Tsoupanarias	President, Chairman of the Board (Principal Executive Officer and Principal Accounting Officer )

/s/ Leonard Friedman	Secretary and Director
Leonard Friedman

/s/ Frank Georgiou	Director
Frank Georgiou

/s/ Chris Theoharis	Treasurer and Director (Principal Financial Officer)
Chris Theoharis