Form 10-Q/A
period 2010-03-31
MANHATTAN SCIENTIFICS INC
filed 2010-11-23
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Amendment No. 1)

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934
For the fiscal quarter ended March 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________________________ to

Commission file number 000-28411

MANHATTAN SCIENTIFICS, INC.

[Missing Graphic Reference]

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

EXPLANATORY NOTE

This Amendment No. 1 ("Amendment") on Form 10-Q/A amends the Quarterly Report of Manhattan Scientifics, Inc. (the "Company") on Form 10-Q for the fiscal quarter ended March 31, 2010, as filed with the Securities and Exchange Commission on May 17, 2010 (the "Original Filing"). This Amendment is being filed primarily to include revised information regarding our licensing agreement and correct Exhibit 32. This Amendment is an amendment and restatement of the Original Report in its entirety in order to provide a complete presentation. Except as stated herein, this Amendment does not reflect events occurring after the date of the filing of the Original Report.

PART I
ITEM 1. FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2010 Unaudited	December 31, 2009
Current assets:
Cash and cash equivalents	$561,000	$362,000
Investments-available for sale	215,000	151,000
Prepaid expenses and other assets	57,000	83,000

Total current assets	833,000	596,000

Investments	2,000	2,000
Intellectual property, net	282,000	290,000
Other asset	2,000	2,000

TOTAL ASSETS	$1,119,000	$890,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$171,000	$219,000
Accrued interest and expenses — related parties	517,000	491,000
Deferred revenue	129,000	—
Note payable to related party	545,000	545,000
Note payable to former officers	450,000	450,000
Note payable — other	33,000	33,000

Total current liabilities	1,845,000	1,738,000

Commitments and Contingencies:	—	—

STOCKHOLDERS’ DEFICIT
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares; issued and outstanding — none	—	—
Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding	—	—
Series C convertible, redeemable, authorized 14,000 shares; issued and outstanding — none	—	—
Common, authorized 500,000,000 shares, 400,152,926 and 397,452,926 shares issued, and outstanding, respectively	400,200	398,000
Additional paid-in-capital	51,939,800	51,692,000

Other accumulated comprehensive income	215,000	151,000
Accumulative deficit	(53,281,000)	(53,089,000)

Total Stockholder’s deficit	(726,000)	(848,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1.119,000	$890,000

See notes to unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	THREE MONTHS ENDED
	March 31, 2010	March 31, 2009

Revenue	$172,000	$—
Cost of revenue	38,000
Gross profit	134,000
Operating costs and expenses:
General and administrative	313,000	321,000

Total operating costs and expenses	313,000	321,000

Loss from operations before other income and expenses	(179,000)	(321,000)

Other income and (expenses):
Interest and other expenses	(13,000)	(13,000)
Interest income	—	1,000

NET LOSS	(192,000)	(333,000)

Comprehensive income (loss)
Unrealized gain (loss) on available for sale investments	64,000	(21,000)

COMPREHENSIVE LOSS	$(128,000)	$(354,000)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares outstanding	397,452,926	384,519,593

Basic and diluted loss per common share	$(0.00)	$(0.00)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
MARCH 31, 2010

NOTE 2 – ORGANIZATION AND OPERATIONS (Continued)

In September 2009, the Company entered into a contract  with Carpenter Technology Corporation, (“Carpenter”) wherein Carpenter purchased the right  to fully develop, manufacture and market a new class of high strength metals . The proprietary process developed by Metallicum will enable super-strength metals and alloys to make products that weigh far less than in the past and without significant cost premiums.  In addition the Company has granted Carpenter a sublicense agreement for the use of the patents acquired from  the Los Alamos National Laboratory.

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

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represents its fair value.  The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At March 31, 2010 and December 31, 2009, accumulated amortization was $52,000 and $44,000, respectively. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a perpetual patent license agreement with Los Alamos National Security LLC for the exclusive use of these same patents relating to the manufacture and application of nanostructuring metals and alloys.  The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued.  The value attributable to the patent license agreements is being amortized over the period of its estimated benefit period of 10 years. At March 31, 2010, accumulated amortization was $4,000 and $3,000, respectively. Under the terms of the agreement the Company is required to pay an annual license fee of $10,000 starting in February 2010 and, may be required to pay royalties, as defined, to the licensors.

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

NOTE 9—TECHNOLOGY SALE AND SUB-LICENSE AGREEMENT

To date the only revenue generated is from the exclusive sale of field technology developed by Metallicum , services provided and sample materials.

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
 (Unaudited)
MARCH 31, 2010

NOTE 9—TECHNOLOGY SALE AND SUB-LICENSE AGREEMENT (CONTINUED)

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

The Company will earn service income in accordance with the Technology Transfer Agreement.   The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period.  The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the "Annuity date" is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).

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

ACQUISITION OF ADVANCED MATERIALS (METALLICUM, INC.)

In June 2008, we acquired Metallicum, Inc. (“Metallicum”) and its nanotechnology and its licensed rights to patents granted by Los Alamos National Security .  We entered into a stock purchase agreement with Metallicum, Inc. to acquire all of the outstanding capital in exchange for 15,000,000 shares of our common stock.  An additional 15,000,000 shares of our common stock will be payable to Metallicum in the event of meeting certain milestones. At March 31, 2010, one milestone was met.  Metallicum was granted an exclusive license by The Los Alamos National Laboratory on  patents related to nanostructured materials.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of November, 2010.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Emmanuel Tsoupanarias	Chief Executive Officer	November 23, 2010
Emmanuel Tsoupanarias	(Principal Executive and Accounting Officer)

/s/ Chris Theoharis	Principal Financial Officer	November 23, 2010
Chris Theoharis