Form 10-Q/A
period 2009-09-30
MANHATTAN SCIENTIFICS INC
filed 2011-01-26
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A
(Amendment #4)

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

EXPLANATORY NOTE

This Amendment No. 4 (“Amendment”) on Form 10-Q/A amends the Periodic Report of Manhattan Scientifics, Inc.. (the “Company”) on Form 10-Q for the quarter ended September 30, 2009 as filed with the Securities and Exchange Commission on November 13, 2010 (the "Original Report"), as amended. This Amendment is being filed to refile the Technology Transfer Agreement Between Carpenter Technology Corporation and Manhattan Scientifics, Inc. to reflect portions of the Technology Transfer Agreement for which the Company is no longer seeking confidential treatment.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of January , 2011.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Emmanuel Tsoupanarias .	Chief Executive Officer	January 25, 2011
Emmanuel Tsoupanarias	(Principal Executive amd Accounting Officer)

/s/ Chris Theoharis	Principal Financial Officer	January 25, 2011
Chris Theoharis

3