Form 10-K/A
period 2009-12-31
MANHATTAN SCIENTIFICS INC
filed 2011-03-25
CIK 1099132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10- K / A
( Amendment #2 )

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

EXPLANATORY NOTE

This Amendment No. 2 (“Amendment”) on Form 10-K/A amends the Annual Report of Manhattan Scientifics, Inc.. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on April 9, 2010 and amended on November 22, 2010 (the "Original Filing"). This Amendment is being filed to file Exhibits 10.18 and 10.21 without redaction. Except as stated herein, this Amendment does not reflect events occurring after the date of the filing of the Original Report.

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
(9) Incorporated by reference to the registrant's Form 10-K filed with the Commission on April 9, 2010.
(10) Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of March 2011.

MANHATTAN SCIENTIFIC, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on March 25, 2011 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Emmanuel Tsoupanarias	Chief Executive Officer,
Emmanuel Tsoupanarias	President, Chairman of the Board (Principal Executive Officer and Principal Accounting Officer )

/s/ Leonard Friedman	Secretary and Director
Leonard Friedman

/s/ Frank Georgiou	Director
Frank Georgiou

/s/ Chris Theoharis	Treasurer and Director (Principal Financial Officer)
Chris Theoharis

4