Form 10-K
period 2010-12-31
MANHATTAN SCIENTIFICS INC
filed 2011-03-31
CIK 1099132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10- K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2010 was $21,449,025.  For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of March 31, 2011 there were 411,869,926 shares of common stock of the issuer issued and outstanding.

PART I

Forward Looking Statements

This Form 10-K contains "forward-looking" statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which we may participate, competition within our chosen industry, including competition from much larger competitors, technological advances, and the failure by us to successfully develop business relationships. In addition, these forward-looking statements are subject, among other things, to our successful completion of the research and development of our technologies; successful commercialization and mass production of, among other things, the advanced materials, the nanomedicine, the haptics, and the micro fuel cell and mid-range fuel cells; successful protection of our licensed patents; and effective significant industry competition from various entities whose research and development, financial, sales and marketing and other capabilities far exceeds ours. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

COMPANY HISTORY

Manhattan Scientifics, Inc., a Delaware corporation (formerly Grand Enterprises, Inc) (“Grand”) was established on July 31, 1992 and has three wholly-owned subsidiaries: Metallicum, Inc., (“Metallicum”), Tamarack Storage Devices, Inc. (“Tamarack”) and Teneo Computing, Inc. (“Teneo”) (collectively “the Company”).  Currently, Metallicum is the only operating subsidiary; and Tamarack and Teneo are dormant.  On June 12, 2008, the Company acquired Metallicum, Inc, for 15,000,000 shares of Company’s common stock, (See Note 11 of the Company’s financial statements).

Manhattan Scientifics, Inc., operates as a technology incubator that seeks to acquire, develop and commercialize life-enhancing technologies in various fields, with emphasis in the areas of nanotechnology.  Nanotechnology is the use and manipulation of matter on an atomic and molecular scale.  To achieve this goal, the Company continues to identify emerging technologies through strategic alliances with scientific laboratories, educational institutions, scientists and leaders in industry and government.  The Company has a long standing relationship with Los Alamos Laboratories in New Mexico.

ACQUISITIONS

In June 2008, we acquired Metallicum, Inc. (“Metallicum”) and its licensed patented technology.  We entered into a stock purchase agreement with Metallicum, Inc. to acquire all of the outstanding capital in exchange for 15,000,000 shares of our common stock.  An additional 15,000,000 shares of our common stock will be payable to Metallicum in the event of meeting certain milestones. At December 31, 2010, one milestone was met.  Metallicum was granted an exclusive license by The Los Alamos National Laboratory on patents related to nanostructured materials.  Metallicum is a nanotechnology start-up company located in Santa Fe, New Mexico. Metallicum Inc. has focused on the development and manufacture of nanostructured metals for medical implants and other applications.

On February 8, 2010, the Company entered into an Acquisition Option Agreement with Senior Scientific LLC (“Senior Scientific”), Edward R. Flynn, Ph.D. ("Dr. Flynn") and Scientific Nanomedicine, Inc. (“Scientific Nanomedicine” or “SNMI”).  The agreement gives us the right to acquire SNMI which holds the commercial rights to technology and intellectual property with respect to the early detection of diseases using nano technologies owned by Senior Scientific.  The technology and intellectual property was developed by Senior Scientific and its President and Chief Executive Officer Dr. Edward R. Flynn.

The total consideration for the acquisition of SNMI pursuant to the Acquisition Option Agreement consists of $100,000 and 20,000,000 shares of the Company’s restricted common stock.  As of December 31, 2010, the Company has issued a total of 7,667,000 shares pursuant to the Acquisition Option Agreement of which 1,667,000 shares were for payment in lieu of required cash payment of $100,000 required under Acquisition Option Agreement.  The share payments still required pursuant to the Acquisition Option Agreement totals 14,000,000 shares as of December 31, 2010.

TECHNOLOGIES

ADVANCED METALS

Our licensed proprietary process will enable our commercial partners the ability to build super-strength metals and alloys to make products that weigh far less than in the past and without significant cost premiums.  In September 2009, the Company entered into a technology transfer agreement and sale with Carpenter Technology Corporation, (“Carpenter”) wherein Carpenter will fully develop, manufacture and market a new class of high strength metals under an exclusive agreement with Manhattan Scientifics.  Metallicum intends to establish other manufacturing partner relationships significant customers in the medical device and prosthetics industries.

NANOMEDICINE

The Acquisition Option Agreement gives us the exclusive right to acquire SNMI which holds the commercial rights to technology and intellectual property with respect to the early detection of diseases using nano technologies owned by Senior Scientific.  The primary purpose of the technology is the development of nanotechnology for the purpose of detection and treatment of disease. We are discussing our technology with a range of medical and pharmaceutical companies to find one or more commercial partners for the development, regulatory approval and marketing of Scientific Nanomedicine’s technology.

The technology allows for the early detection of cancers. The technology does not require surgery, biopsy, radioactivity, or exotically expensive instruments. Nanoparticles are introduced to the body, for example by intravenous injection. A sensitive magnetic instrument is used to magnetize and measure the nanoparticles that have bound to the specific cancer cells. Other tissues, bone, scars, etc. are all transparent to the magnetic fields used, so the technology can be used to image and measure tumors in places inaccessible to other tests, and tumors while they are still small enough to be treatable. The nanoparticles are nontoxic, and the magnetic instrument is not harmful or expensive, so the tests can be repeated as needed.

We believe the technology will be significant for the early detection of cancer.  The importance of correct, early diagnosis is even more important given the high and rapidly increasing costs of cancer care. The survival rates for cancers found early are much higher, in many cancers over ten times higher.  The technology is currently in clinical trials in a leukemia application. Next steps are trials in staging and metastasis detection with other diseases, establishment of volume production capability for the needle and the targeted paramagnetic nanoparticles, regulatory submission, and collaborative studies with oncologists to quantify the clinical value and cost-effectiveness of the technology

OTHER TECHNOLOGIES

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

We are not presently using our resources to develop these three technologies but will look for opportunities to commercialize and monetize these technologies.  We are also seeking to develop corporate opportunities to benefit our shareholders; however, other than as set forth in this annual report, we have not executed definitive agreements or finalized arrangements for any other technologies or opportunities as of the date of this Form 10-K

OUR DEVELOPMENT MODEL

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

Since our technologies are still in their development phase, the need for operating and acquisition capital is a continuous concern requiring the ongoing efforts of our management.  The Company’s success will depend in part on its ability to obtain patents and product license rights, maintain trade secrets, and operate without infringing on the proprietary rights of others, both in the United States and other countries. There can be no assurance that patents issued to or licensed by the Company will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company.

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

As of December 31, 2010 and 2009, the Company earned $1,687,000 and $600,000 from Carpenter and recorded such amount as revenue for the years ended December 31, 2010 and 2009.  The Company has received the following amounts from Carpenter:

•	During the year ended December 31, 2009, the Company received $0.6 million for the sale of certain technology;

•
During the year ended December 31, 2009, the Company received from Carpenter $0.6 million of income for assisting with the development of the technology and is recognizing this income over the term of the Agreement.

•	During the year ended December 31, 2009, the Company, received a $1,000,000 .one-time payment for satisfying a performance obligation under the Technology Transfer Agreement

The Company recognized the sales revenue upon transfer of the technology and satisfying the performance obligation by Manhattan to facilitate the purchase of a current generation ECAP-C production machine by Carpenter and will recognize the service income over the term of the agreement.  The royalty income will be recognized as products are developed using the field technology or sub-license.

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

NANOMEDICINE

The Acquisition Option Agreement gives us the exclusive right to acquire SNMI which holds the commercial rights to technology and intellectual property with respect to the early detection of diseases using nano technologies owned by Scientific Nanomedicine.  Scientific Nanomedicine’s technology uses targeted nanoparticles and magnetic systems to locate and quantify biological substances, such as cancer cells.  The technology makes it possible to identify and image small clusters of cancer cells substantially increasing the sensitivity for finding cancer at an earlier stage than is currently available. We are discussing our technology with a range of medical and pharmaceutical companies to find one or more commercial partners for the development, regulatory approval and marketing of Scientific Nanomedicine’s technology.

INTELLECTUAL PROPERTY / RESEARCH AND DEVELOPMENT

In 2008, we purchased Metallicum to acquire its licensed rights to patented technology.  The technology is comprised of three US Patents (US Patent numbers 7152448, 6197129 and 6399215) for which Metallicum (subsequently, Manhattan) had been assigned an exclusive license rights by Los Alamos National Security LLC (LANL).  Under the license rights, Metallicum had all rights, title and interest throughout the world in and to any and all inventions, original works of authorship, developments, concepts, know-how, improvements on the patents or trade secrets whether or not patentable or registerable under copyright or similar laws.  The purchase price paid for these licenses was $305,000, which represents its fair value.  The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years.

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

CUSTOMERS AND SUPPLIERS

For the year ended December 31, 2010, all of our revenue was generated by one customer , Carpenter Technology Corporation.  We did not have any significant suppliers.

EMPLOYEES

As of December 31, 2010, we had one full-time employee in general management. We do not expect any significant change in the total number of employees in the near future. Most of our research and development work has been performed by employees of our various research and development independent contractors (see below). We have historically indirectly funded the salaries of these individuals through our contract research and development payments to their employers. Although not technically our employees, we have considered these individuals to be an integral part of our research and development team.  None of our employees or contractors is members of any union or collective bargaining organization. We consider our relationships with our employee and our independent contractor employees to be good.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE OUR NEW TECHNOLOGIES WHICH WOULD RESULT IN CONTINUED LOSSES.

We are currently developing new technologies and a commercial product. We have generated our first revenues but we are unable to project when we will achieve regular profitability, if at all. As is the case with any new technology, we expect the development process to continue. We cannot assure that our resources will be able to develop our technology fast enough to meet market requirements. We can also not assure that our technology will gain market acceptance and that we will be able to successfully commercialize the technologies. The failure to successfully develop and commercialize the technologies would result in continued losses and may require us to curtail operations.

THE SUCCESS OF OUR BUSINESS MAY REQUIRE CONTINUED FUNDING. IF WE CANNONT RAISE THE MONEY WE NEED TO SUPPORT OUR OPERATIONS UNTIL WE EARN SIGNIFICANT REVENUES, WE MAY BE REQUIRED TO CURTAIL OR TO CEASE OUR OPERATIONS AND YOU COULD LOSE YOUR ENTIRE INVESTMENT.

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

OUR MANAGEMENT IS ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER ALL MATTERS REQUIRING SHAREHOLDER APPROVAL.

Our existing directors and executive officers are the beneficial owners of approximately 17% of the outstanding shares of common stock, excluding stock options and warrants. As a result, our existing directors, executive officers, principal shareholders and their respective affiliates, if acting together, would be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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

ALL OF OUR CURRENT REVENUE IS GENERATED FROM ONE CUSTOMER.

For the year ended December 31, 2010, all of our revenue was generated by one customer , Carpenter Technology Corporation.  If Carpenter Technology Corporation was unable to satisfy its obligations under our agreements, it would materially impact our revenue, net income and financial position.

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

As of December 31, 2010, our certificate of incorporation, as amended, authorizes us to issue 500,000,000 shares of common stock. If we are not able to increase our authorized capital, we may not be able to raise additional funds or pay service providers which could be harmful to our business or cause us to cease operations altogether.

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

ITEM 2. DESCRIPTION OF PROPERTIES

Our principal executive office is at 405 Lexington Avenue, 32nd Floor, New York, New York, 10174. We lease approximately 300 square feet of office space on a month-to-month basis. The aggregate annual rent for this office space was $3,000 in 2010.  We believe our facilities are adequate for our current and planned business operations.

ITEM 3. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of December 31, 2010, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements other than the litigation described above which was subsequently settled.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Beginning on July 8, 2009, our Common Stock began quotations, and is currently being quoted, on the OTC Bulletin Board under the symbol MHTX.OB.  From May 2007 to July 2009, our common stock was quoted on the OTC Pink Sheets under the symbol “MHTX.PK” after being removed from trading on the Over-The-Counter Bulletin Board.  The following table sets forth for the periods indicated, the high and low per share bid information for our common stock for the fiscal years ended December 31, 2010 and December 31, 2009, as reported by www.pinksheets.com. Such high and low bid information reflects inter-dealer quotes, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

2009	High	Low
First Quarter	$0.060	$0.032
Second Quarter	$0.050	$0.029
Third Quarter	$0.195	$0.030
Fourth Quarter	$0.180	$0.097

2010
First Quarter	$0.121	$0.080
Second Quarter	$0.093	$0.060
Third Quarter	$0.070	$0.059
Fourth Quarter	$0.108	$0.058

As of March 30, 2011, we had 643 registered shareholders and 411,869,926 shares of Common Stock issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the past three years, we have issued unregistered shares of common stock and options and warrants for the purchase of common stock in the following transactions in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act:

2010

During February 2010 through March 2010, the Company received $216,000 related to a private placement offering for shares of the Company’s common stock at a price of $0.08 per share for a total of 2,700,000 shares.

In September 2010, the Company received $15,000 related to a private placement offering for shares of the Company’s common stock at a price of $0.06 per share for a total of 250,000 shares.

In July 2010, the Company issued 350,000 shares of common stock to a consultant for services valued at $24,500.  The consultant provided public relations and marketing services for a period of six months having commenced in June 2010.  Also in July 2010, the Company issued 1,000,000 shares of common stock as a signing incentive to a new board of director valued at $70,000.
In October 2010, the Company issued 2,000,000 shares of common stock for legal services totaling $60,000.

In November 2010, the Company issued 7,667,000 shares of common stock related to an Acquisition Option Agreement, as further discussed in Note 11 of the Company’s financial statements, with total value of $460,000.

In November 2010, the Company issued 350,000 shares of common stock for consulting services totaling $21,000.

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

During 2008, the Company sold 42,707,000 shares of common stock for approximately $850,000 from a private placement offering.
In June 2008, the Company issued 15,000,000 shares of common stock for the acquisition of Metallicum, Inc. for a total value of $300,000 or $0.02 per share.

No underwriters were used for the sale of these securities and the proceeds were used for general corporate purposes

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

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2010.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	30,649,763
Total	—	—	30,649,763

Exercise prices and weighted-average contractual lives of 30,950,000 stock options outstanding as of December 31, 2010 are as follows:

		Options Outstanding		Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
	Number	Remaining	Exercise	Number	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price
$0.01	25,000,000	6.68	0.01	25,000,000	0.01
0.02	3,000,000	2.32	0.02	3,000,000	0.02
0.05	1,500,000	2.79	0.05	1,500,000	0.05
0.06	1,200,000	4.38	0.06	1,200,000	0.06
0.39	250,000	0.73	0.39	250,000	0.39

The fair value for options granted were determined using the Black-Scholes option-pricing model.   As of December 31, 2009, the following assumptions were used: (i) no expected dividends; (ii) a risk-free interest rate of 2.5% (iii) expected volatility 137%, and (iv) 5 year term.  During the year ended December 31, 2010, there were no options granted. At December 31, 2010, the 30,950,000 outstanding options had an aggregate intrinsic value of $1,311,000.

The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2010.

	Warrants	Weighted average Exercise Price
Outstanding as of December 31, 2008	4,000,000	$0.01
Issued/Vested	477,000	0.19
Cancelled/Expired	0
Outstanding as of December 31, 2009	4,477,000	0.03
Issued/Vested	1,523,000	0.19
Cancelled/Expired	0
Outstanding as of December 31, 2010	6,000,000	0.07

Date	Number of Warrants	Exercise Price	Contractual Life	Number of Shares Exercisable
October 11, 2007	3,200,000	.01	9 years	3,200,000
November 9, 2007	800,000	.01	9 years	800,000
September 8, 2009	312,000	.10-.25	3 years	312,000
November 1, 2009	1,688,000	.15-.30	3 years	1,688,000
	6,000,000			6,000,000

The fair value for warrants granted were determined using the Black-Scholes option-pricing model. As of December 31, 2010, vested warrants of 6,000,000 had an aggregate intrinsic value of $188,000.  For the year ended December 31, 2010, there were no warrants granted.

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

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009.

REVENUES. The Company earned $1,687,000 and $633,000 and recorded such amount as revenue for the years ended December 31, 2010 and 2009.  Pursuant to the contract with Carpenter Technology Corp, we agreed to sell certain nanostructured metal technologies to Carpenter and to provide sub-license rights to Carpenter covering license agreements that the Company has from Los Alamos Laboratories.  The agreement has two distinct elements: a sale and services agreement and a sub-license agreement.  The first element irrevocably transfers the field technology to Carpenter Technology Corporation and Carpenter may develop or use the technology for its own benefit.  Carpenter agreed to pay a sales price of $600,000 in 2009 and pay royalties for products developed using this technology.

As of December 31, 2010 and 2009, the Company earned $1,687,000 and $600,000 from Carpenter and recorded such amount as revenue for the years ended December 31, 2010 and 2009.  The Company has received the following amounts from Carpenter:

•	During the year ended December 31, 2009, the Company received $0.6 million for the sale of certain technology;

•
During the year ended December 31, 2009, the Company received from Carpenter $0.6 million of income for assisting with the development of the technology and is recognizing this income over the term of the Agreement.

•	During the year ended December 31, 2009, the Company, received a $1,000,000 .one-time payment for satisfying a performance obligation under the Technology Transfer Agreement

The Company recognized the sales revenue upon transfer of the technology and satisfying the performance obligation and will recognize the service income over the term of the agreement.  The royalty income will be recognized as products are developed using the field technology or sub-license.

EXPENSES:  The following chart summarizes our operating expenses and other income and expenses as described below:

	Year ended December 31,
	2010	2009
General and administrative expenses	1,520,000	1,005,000
Research and development	28,000	25,000
Total operating costs and expenses	1,548,000	1,030,000
Net interest expense	49,000	42,000

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses were $1,520,000 for the year ended December 31, 2010 versus general and administrative expenses of $1,005,000 for the year ended December 31, 2009, an overall increase of $515,000.  General and administrative expenses increased primarily as a result of increased consulting fees ($118,000), and legal fees ($227,000).  Consulting and legal fees increased as a result of additional expenses the Company incurred in connection with its development of its advanced metals technology with Carpenter and patent applications for its nanomedicine project.

NET LOSS. We reported a net loss of $43,000 for the year ended December 31, 2010 versus a net loss of $446,000 for the year ended December 31, 2009, an overall decrease in net loss of $403,000, principally resulting from a combination of revenues from our technology transfer agreement partially offset by additional general and administrative expenses.

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

Our working capital was $846,000 on December 31, 2010.  The increase from December 31, 2009 was the result of a reclassification of payables to a related party from current to noncurrent as a result of an agreement with the related party.  Stockholders’ equity totaled $71,000 on December 31, 2010, an increase from a deficit of $848,000 on December 31, 2009 as a result of share issuances, the largest of which was a payment of shares pursuant to the Acquisition Option Agreement.  Although, we anticipate we may sell additional common stock and issue shares and/or options in exchange for services, we anticipate that in 2011 revenues from our technology transfer agreements will cover our entire overhead and the cost of our operations for the next year.

At December 31, 2010, our significant assets include cash of $1,055,000 the value of our intellectual property, a deposit on the Acquisition Option Agreement for the purchase of Scientific Nanomedicine and 1,075,648 shares of common stock of Novint.

We had an increase of $693,000 in cash and cash equivalents for the year ended December 31, 2010, as a result of cash provided by operating and financing activities.

For the year ended December 31, 2010, cash provided by operating activities was $462,000 compared to $406,000 used in operating activities for the year ended December 31, 2009.  The increase in cash generated, equal to $868,000, was primarily as a result of a lower net loss in 2010 compared to 2009 ($403,000) plus an increase in net current liabilities ($241,000).  Net income for the year ended December 31, 2010 included common stock issued for services.  In 2010, the Company issued 2,000,000 shares of common stock for legal services totaling $120,000 and 350,000 shares of common stock for consulting services totaling $21,000.  In addition, 1,000,000 shares were issued to a new board of director valued at $70,000 and 350,000 shares for $24,500 were issued for public relations services.

We do not expect any significant change in the total number of employees in the near future. We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next 12 months, although we have no agreements regarding any such technologies as of the date hereof.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, bookkeeping services and consultant services and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of December 31, 2010, we had $1,055,000 in cash. We intend to satisfy our capital requirements and cost of our operations for the next 12 months from our cash and revenues from our technology transfer agreements.  We may, however, sell additional securities to fund research for our nanomedicine projects.

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

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nano-structured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represents its fair value.  The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At December 31, 2010 and 2009, accumulated amortization was $75,000 and $44,000. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys.  The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued.  The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At December 31, 2010 and 2009, accumulated amortization was $7,000 and $3,000. Under the terms of the agreement the Company is required to pay an annual license fee of $10,000 and, may be required to pay royalties, as defined, to the licensors.

On February 10, 2010 (“effective date”), the Company entered into Acquisition Option Agreement with and among Senior Scientific LLC, Edward R. Flynn, Ph.D and Scientific Nanomedicine, Inc. (“SNMI”) whereby the Company shall have the exclusive right to acquire 100% ownership of SNMI at any time during an Option Period of nine (9) months from the effective date of the Acquisition Option Agreement.  The total consideration for the acquisition of SNMI pursuant to the Acquisition Option Agreement shall consist of $100,000 and 20,000,000 shares of the Company’s restricted common stock.  During the Option Period, the Company is required to provide payment of $100,000 and 1,000,000 shares of the Company’s restricted common stock (“First Payment”).  Once the First Payment is made, the Company will be granted a continuation of the Option Period for twenty one (21) months from the effective date of the Acquisition Agreement (“First Extension Option Period”).  During the First Extension Option Period, the Company will be required to provide payment of 7,000,000 shares of the Company’s restricted common stock (“Second Payment”).  Once the Second Payment is made, the Company will be granted another continuation of the Option Period for thirty three (33) months from the effective date of the Acquisition Agreement (“Second Extension Option Period”).  During the Second Extension Option Period, the Company is required to provide payment of 6,000,000 shares of the Company’s restricted common stock (“Third Payment”).  Once the Third Payment is made, the Company will be granted another continuation of the Option Period for forty five (45) months from the effective date of the Acquisition Agreement (“Third Extension Option Period”).  During the Third Extension Option Period, the Company is required to provide a final payment of 6,000,000 shares of the Company’s restricted common stock.  SNMI owns intellectual property in the nanomedicine technology field generally related to detection of biological materials, including detection and treatment of cancer and application to other areas of biology.  As of December 31, 2010, the Company has issued a total of 7,667,000 shares of the Company’s restricted common stock of which 6,000,000 shares of the total 7,667,000 shares issued were for the First Payment and partial Second Payment pursuant to the Acquisition Option Agreement.  The 1,667,000 shares of the total 7,667,000 shares issued were for payment in lieu of required cash payment of $100,000 required under Acquisition Option Agreement.  The value of the 7,667,000 shares issued totaling $460,000 or $0.06 per share (fair value at the effective date) has been recorded as a deposit towards the purchase of SNMI under the Acquisition Option Agreement.  As of December 31, 2010, the Company has payments remaining pursuant to the Acquisition Option Agreement under the Second Payment totaling 2,000,000 shares (7,000,000 shares less 5,000,000 shares partial payment made); Third Payment totaling 6,000,000 shares; and payment of 6,000,000 shares required to be paid during the Third Extension Option Period.  Thus, share payments still required pursuant to the Acquisition Option Agreement totals 14,000,000 shares as of December 31, 2010.

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

The estimated fair value of grants of stock options and warrants to our nonemployees is charged to expense, if applicable, in the financial statements. These options vest in the same manner as the employee options granted under each of the option plans as described above. As of December 31, 2010 and 2009, we recorded compensation/service expense of $357,000 and $99,000, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Manhattan Scientifics, Inc.

We have audited the accompanying consolidated balance sheets of Manhattan Scientifics, Inc.  (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manhattan Scientifics, Inc. at December 31, 2010 and 2009, and the results of its operations, stockholders’ equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

PMB Helin Donovan, LLP

San Francisco, California

March 31, 2011

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,055,000	$362,000
Investments-available for sale	65,000	151,000
Prepaid expenses and other assets	86,000	83,000
Total current assets	1,206,000	596,000

Investments	2,000	2,000
Intellectual property, net	257,000	290,000
Deposit on Acquisition Option Agreement	460,000	-
Other asset	2,000	2,000
Total assets	$1,927,000	$890,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$271,000	$219,000
Accrued interest and expenses -,related parties	327,000	491,000
Note payable, related party	-	545,000
Note payable to former officers	450,000	450,000
Convertible note payable – other	33,000	33,000
Total current liabilities	1,081,000	1,738,000

Long-term Liabilities
Note payable, related party	545,000	-
Accrued interest, related party	230,000	-
Total long-term liabilities	775,000	-
Total liabilities	$1,856,000	-

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525	-	-
shares; issued and outstanding - none
Series B convertible, authorized 250,000 shares; 49,999 shares issued and	-	-
outstanding
Series C convertible, redeemable, authorized 14,000 shares;	-	-
issued and outstanding - none
Common, authorized 500,000,000 shares, 411,769,926 and 397,452,926 shares issued and outstanding, respectively	412,000	398,000
Additional paid-in-capital	52,726,000	51,692,000
Other accumulated comprehensive income	65,000	151,000
Accumulated deficit	(53,132,000)	(53,089,000)
Total stockholders' equity (deficit)	71,000	(848,000)

Total liabilities and stockholders' equity (deficit)	$1,927,000	$890,000

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	YEAR ENDED DECEMBER 31,
	2010	2009

Revenue	$1,686,000	$633,000
Cost of revenues	131,000	-
Gross profit	1,555,000	633,000

Operating costs and expenses:
General and administrative	1,520,000	1,005,000
Research and development	28,000	25,000
Total operating costs and expenses	1,548,000	1,030,000

Gain (loss) from operations before other income and expenses	7,000	(397,000)

Other income and expenses:
Interest and other expenses	(50,000)	(50,000)
Interest income	-	1,000

NET LOSS BEFORE INCOME TAXES	$(43,000)	$(446,000)

Income tax expense	-	-

NET LOSS AFTER INCOME TAXES	$(43,000)	$(446,000)

Other comprehensive income:
Unrealized gain (loss) on available for sale investments	(86,000)	22,000

COMPREHENSIVE LOSS	$(129,000)	$(424,000)

BASIC LOSS PER COMMON SHARE:
Weighted average number of common shares
outstanding	401,924,304	393,155,118

Basic loss per common share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For The Years Ended December 31, 2010 And 2009
	Preferred Stock
	$.001 Par Value		Common Stock		Additional	Other
	Series B		$.001 Par Value		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance December 31, 2008	49,999	$-	378,977,926	$380,000	$51,292,000	$129,000	$(52,643,000)	$(842,000)

Issuance of shares for cash			12,250,000	12,000	189,000			201,000
Issuance of shares related to licensing agreement			2,000,000	2,000	31,000			33,000
Issuance of shares for services			2,200,000	2,000	135,000			137,000
Exercise of stock options on a cashless basis			2,025,000	2,000				2,000
Issuance of stock options					15,000			15,000
Vesting of stock warrants					30,000			30,000
Comprehensive income						22,000		22,000
Net loss							(446,000)	(446,000)

Balance December 31, 2009	49,999	$-	397,452,926	$398,000	$51,692,000	$151,000	$(53,089,000)	$(848,000)

Issuance of shares for cash			2,950,000	3,000	228,000			231,000
Issuance of shares related to required deposit on Acquisition Option Agreement			7,667,000	7,000	453,000			460,000
Issuance of shares for services rendered			3,000,000	4,000	231,000			235,000
Vesting of stock options					122,000			122,000
Comprehensive loss						(86,000)		(86,000)
Net loss							(43,000)	(43,000)

Balance December 31, 2010	49,999	$-	$411,769,926	$412,000	$52,726,000	$65,000	$(53,132,000)	$(71,000)

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,000)	$(446,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	235,000	54,000
Stock options issued for services	122,000	45,000
Amortization of technology license	33,000	35,000
Changes in:
Prepaid expenses and other assets	(3,000)	29,000
Accounts payable and accrued expenses	52,000	(62,000)
Accrued interest and expenses-,related parties	66,000	(61,000)

Net cash provided by (used in) operating activities	462,000	(406,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	231,000	201,000

Net cash provided by financing activities	231,000	201,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	693,000	(205,000)
Cash and cash equivalents, beginning of period	362,000	567,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,055,000	$362,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 7,667,000 common shares related to deposit for Acquisition Option Agreement	$460,000	$-
Issuance of 2,000,000 common shares related to licensing agreement	$-	$33,000
Issuance of 2,200,000 common shares for prepaid expenses	$-	$137,000
Exercise of options for 2,025,000 common shares on a cashless basis	$-	$2,000

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

In September 2009, the Company entered into a technology transfer agreement with Carpenter Technologies Corporation (“Carpenter”). Wherein Carpenter will fully develop, manufacture and market a new class of high strength metals under an exclusive technology transfer agreement from Manhattan Scientifics and the Los Alamos National Laboratory. The proprietary process will enable super-strength metals and alloys to make products that weigh far less than in the past and without significant cost premiums.

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS

BASIS OF CONSOLIDATION:

The consolidated financial statements include the accounts of Manhattan Scientific, Inc. and its wholly owned subsidiaries Tamarack, Teneo and Metallicum. All significant intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements include the operating activities of Metallicum, Inc. for the years ended December 31, 2010 and 2009.

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

CASH CONCENTRATION:

The Company’s cash accounts are fully insured at December 31, 2010.

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

At December 31, 2010 and 2009, the Company’s fixed assets were fully depreciated.

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)

INTANGIBLE ASSETS:

License Agreements
In 2008, the Company obtained licenses to the rights of certain patents regarding nano-structured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represents its fair value.  The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At December 31, 2010 and 2009, accumulated amortization was $75,000 and $45,000. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys.  The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued.  The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At December 31, 2010 and 2009, accumulated amortization was $7,000 and $3,000. Under the terms of the agreement the Company is required to pay an annual license fee of $10,000 starting in February 2010 and, may be required to pay royalties, as defined, to the licensors.

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)

RESEARCH AND DEVELOPMENT:

Research and development costs are expensed as incurred and amounted to $28,000 and $25,000 for the years ended December 31, 2010 and 2009.

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

REVENUE RECOGNITION:

To date the only revenue generated is from the sale of field technology developed by Metallicum related to the Company’s nanotechnology, services provided and sample materials (See Note 11).

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)

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

The fair value of the Company’s debt as of December 31, 2010 and December 31, 2009 approximated their fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of December 31, 2010 and December 31, 2009 because of the relative short term nature of these instruments. At December 31, 2010 and December 31, 2009, the fair value of the Company’s debt approximates carrying value. The fair value of the Company’s available for sale securities was $65,000 and $151,000 at December 31, 2010 and 2009, respectively, and these securities are classified as Level 1.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued “Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements.”  This statement requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in FASB Statement “Fair Value Measurement”.  The amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

In September 2009, the Emerging Issues Task Force (“EITF”) issued “Revenue Arrangements with Multiple Deliverables .”  This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate the consideration to each unit of accounting.  This issue eliminates the use of the residual value method for determining allocation of arrangement consideration and allows the use of an entity's best estimate to determine the selling price if vendor specific objective evidence and third-party evidence cannot be determined.  This issue also requires additional disclosure to provide both qualitative and quantitative information regarding the significant judgments made in applying this issue.  In addition, for each reporting period in the initial year of adoption, this issue requires disclosure of the amount of revenue recognized subject to the measurement requirements of this issue and the amount of revenue that would have been recognized if the related transactions were subject to the measurement requirements of Issue 00-21.  This issue is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010.  Early adoption is permitted.  Management is  currently assessing the potential impact of the adoption of these rules on the Company’s consolidated financial statement disclosures.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)

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

NOTE 3 – INVESTMENTS

The Company made an investment in Novint Technologies Inc. (“Novint”) in 2001. The Company initially recorded its investment using the equity method of accounting and wrote down the investment to $-0- in 2004 as it recorded its proportionate share of Novint's net loss.

In prior years, the Company had significant control of Novint because of Mr. Maslow's position as a shareholder and board member of both the Company and Novint. Mr. Maslow resigned from the board of the Company in October 2007 and therefore the Company no longer has significant control of Novint. As of December 31, 2010 and 2009, the Company owned 1,075,648 shares of Novint common stock or approximately 3% and modified its accounting for the ownership position in accordance with FASB ASC 820. The fair value of the Novint shares was $65,000 and $151,000 as of December 31, 2010 and 2009, respectively.

The Company has an additional investment in Aprils, Inc. which is accounted for at a cost of $2,000.

NOTE 4 – RELATED PARTY AND FORMER OFFICERS NOTES PAYABLE

In December 2007, the former Chief Operating Officer and former Chief Executive Officer collectively forgave $1,416,500 of their outstanding accrued salaries ($1,387,500) and note payable ($29,000) balances.  The amount forgiven has been accounted for as contributed capital.  Additionally, the Company repaid $5,000 of the former Chief Executive Officer’s note payable balance.  The remaining unpaid notes payable balances totaling $995,000 at December 31, 2010 and 2009 comprised of loans payable of $450,000 and $545,000 to its former Chief Operating Officer and Chief Executive Officer, respectively.

The loans bore interest at 5.5% per annum and were initially due December 31, 2002 and have been mutually extended.  Under the terms of the note extensions dated December 12, 2007, the loans bear interest at 5% per annum and are now due.  The Company has recorded interest expense for notes payable to these former officers of approximately $50,000 and $50,000 for the years ended December 31, 2010 and 2009, respectively.  Accrued interest related to these notes payable approximated $382,000 and $332,000 as of December 31, 2010 and 2009, respectively and is included in accrued liabilities, related parties.

The related party note payable of $545,000 and its accrued interest have been reclassified at December 31, 2010 to long-term because the holder has waived his right to call the note and related interest until after March 31, 2012.

NOTE 5 –NOTE PAYABLE – OTHER

During the years ended December 31, 2005 and December 31, 2004, the Company issued convertible notes in the amount of $33,000. The notes had a one year maturity date, are noninterest bearing and upon maturity convertible at the current per share price. These notes have not been paid and are currently in default.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 6 – CAPITAL TRANSACTIONS

Preferred Stock
The Company has a total of 1,000,000 shares of authorized preferred shares which are segregated into three classes of preferred stock.

The Company has 182,525 authorized shares of convertible, redeemable, 10 percent cumulative, Class A, Preferred Stock with $0.001 par value. One Class A, Preferred share is convertible into 50 restricted common share and will be entitled to the number of votes equal to the number of shares of common stock into which such holder’s shares of Series A Preferred stock could be converted at the time of the vote. Class A, Preferred Stock is redeemable by the Company at $15 per share.  Upon liquidation the holders of Series A Preferred stock will be entitled to be paid out of the assets available for distribution of the corporation an amount equal to $10 per share, before any payment will be made to the common shareholders.  As of December 31, 2010 and 2009, no shares of Preferred Stock were issued and outstanding.

The Company has 250,000 authorized shares of Class B, Preferred Stock with $0.001 par value.  As of December 31, 2010 and 2009, 49,999 shares of Preferred Stock were issued and outstanding.  Series B preferred shares are convertible at a rate of 1 Series B preferred share to 10 common shares.

The Company has 14,000 authorized shares of redeemable, convertible, Class C, Preferred Stock with $100 stated value.  Class C, Preferred Stock is not entitled to receive dividends unless dividends are paid on common stock.  Upon liquidation Class C, Preferred Stock shall be treated as if it were converted to common stock prior to liquidation. Class C, Preferred Stock is convertible at $100 divided by the 10 day average closing price of common stock.  The Class C, Preferred Stock is redeemable by the Company at the stated value. As of December 31, 2010 and 2009, no shares of Preferred Stock were issued and outstanding.

The Company has 553,475 undesignated blank check preferred stock, $0.001 par value, authorized, none outstanding.  The preferred shares are to be issued in such series and to have such rights, preferences, and designation as determine by the Board of Directors of the Company.

Common Stock
The Company has a total of 500,000,000 shares of authorized common shares.  As of December 31, 2010 and 2009, 411,769,926 and 397,452,926 shares of common stock were issued and outstanding, respectively.

Stocks issued during 2010

During February 2010 through March 2010, the Company received $216,000 related to a private placement offering for shares of the Company’s common stock at a price of $0.08 per share for a total of 2,700,000 shares. The private placement offering originally provided for the offer and sale of up to 5,000,000 unregistered shares of the Company’s common stock which has since been closed as of March 2010 of which of total of 2,700,000 shares had been sold.

In September 2010, the Company received $15,000 related to a private placement offering for shares of the Company’s common stock at a price of $0.06 per share for a total of 250,000 shares.

In July 2010, the Company issued 350,000 shares of common stock to a consultant for services valued at $24,500.  The consultant provided public relations and marketing services for a period of six months having commenced in June 2010.  Also in July 2010, the Company issued 1,000,000 shares of common stock as a signing incentive to a new board of director valued at $70,000.

In October 2010, the Company issued 2,000,000 shares of common stock for legal services totaling $120,000.

In November 2010, the Company issued 7,667,000 shares of common stock related to an Acquisition Option Agreement, as further discussed in Note 12, with total value of $460,000.

In November 2010, the Company issued 350,000 shares of common stock for consulting services totaling $21,000.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 6 – CAPITAL TRANSACTIONS (Continued)

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

In November 2009, the Company entered into an agreement with a consultant and issued 600,000 shares of common stock with a fair value of $72,000.  The consulting agreement is for a twelve month period.  For the year ended December 31, 2009, the Company expensed $12,000 of the value of this consulting agreement and recorded a prepaid expense totaling $60,000 at December 31, 2009.  Additionally, the Company granted warrants for 1,000,000 shares of common stock related to this consulting agreement with exercise prices ranging $0.15 to $0.30 per share, a one year vesting period and expire three years after vesting.  The value of these warrants approximated $95,000 which was valued using the Black-Scholes option pricing model.  The Company recognized a total of $16,000 of expense related to the value of the vested warrants for the year ended December 31, 2009.

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

The 2000 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2000 Plan allows for the issuance of incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2000 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2000 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2000 Plan available for grant at December 31, 2010 was 25,281,000.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 6 – CAPITAL TRANSACTIONS (Continued)

In November 2004, the Company’s Board of Directors adopted the 2004 Consultant Stock Plan (the "2004 Plan"). The purpose of this 2004 Consultant Stock Plan is to advance the Company’s interests by helping the Company obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock.  The Company reserved 2,000,000 shares of Common Stock for awards to be made under the 2004 Plan. A registration statement on Form S-8 was filed with the SEC on November 26, 2004 to register the shares underlying the 2004 plan. The 2004 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2004 Plan. The number of shares under the 2004 Plan available for grant at December 31, 2010 was 500,000.

On May 9, 2005, the Company’s Board of Directors adopted the 2005 Equity Compensation Plan (the "2005 Plan"). The purpose of this Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success, by offering them an opportunity to participate in the Company’s future performance through awards of Options, the right to purchase Common Stock and Stock Bonuses. The Company reserved 10,000,000 shares of Common Stock for awards to be made under the 2005 Plan. The 2005 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2005 Plan. A registration statement on Form S-8 was filed with the SEC on June 8, 2005 to register the shares underlying the 2005 plan. The number of shares under the 2005 Plan available for grant at December 31, 2010 was 4,868,763.

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2010, the most recently completed fiscal year.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	30,649,763
Total	—	—	30,649,763

A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable
Outstanding as of December 31, 2008	34,535,000			34,535,000
Granted	500,000	0.05-0.20	0.05	500,000
Canceled/Expired	(475,000)	0.01	0.07	(475,000)
Exercised	(3,000,000)		0.01	(3,000,000)
Outstanding as of December 31, 2009	31,560,000			31,560,000
Expired	(610,000)	2.25-2.40	2.37	(610,000)
Outstanding as of December 31, 2010	30,950,000			30,950,000

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 6 – CAPITAL TRANSACTIONS (Continued)

Exercise prices and weighted-average contractual lives of 30,950,000 stock options outstanding as of December 31, 2010 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01	25,000,000	6.68	0.01	25,000,000	0.01
0.02	3,000,000	2.32	0.02	3,000,000	0.02
0.05	1,500,000	2.79	0.05	1,500,000	0.05
0.06	1,200,000	4.38	0.06	1,200,000	0.06
0.39	250,000	0.73	0.39	250,000	0.39

The fair value for options granted were determined using the Black-Scholes option-pricing model.   As of December 31, 2009, the following assumptions were used: (i) no expected dividends; (ii) a risk-free interest rate of 2.5% (iii) expected volatility 137%, and (iv) 5 year term.  During the year ended December 31, 2010, there were no options granted.

At December 31, 2010, the 30,950,000 outstanding options had an aggregate intrinsic value of $1,311,000.

Warrants:
The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2010.

	Warrants	Weighted average Exercise Price
Outstanding as of December 31, 2008	4,000,000	$0.01
Issued/Vested	477,000	0.19
Cancelled/Expired	0
Outstanding as of December 31, 2009	4,477,000	0.03
Issued/Vested	1,523,000	0.09
Cancelled/Expired	0
Outstanding as of December 31, 2010	6,000,000	0.07

Date	Number of Warrants	Exercise Price	Contractual Life	Number of Shares Exercisable
October 11, 2007	3,200,000	.01	9 years	3,200,000
November 9, 2007	800,000	.01	9 years	800,000
September 8, 2009	312,000	.10-.25	3 years	312,000
November 1, 2009	1,688,000	.15-.30	3 years	-1,688,000
	6,000,000			6,000,000

The fair value for warrants granted were determined using the Black-Scholes option-pricing model.  As of December 31, 2009, vested warrants of 6,000,000 had an aggregate intrinsic value of $188,000.  For the year ended December 31, 2010, there were no warrants granted.

NOTE 7 – INCOME TAXES

The provision for income taxes on the statements of operations consists of $-0- and $-0- for the years ended December 31, 2010 and 2009, respectively.  Deferred tax assets are comprised of the following at December 31:
	2010	2009
Net operating loss carryforward	$8,937,000	$8,913,000
Temporary differences	4,922,000	4,873,000
Less valuation allowance	(13,859,000)	(13,786,000)
Deferred tax asset, net	-	-

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 7 – INCOME TAXES (Continued)

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes.  At December 31, 2010 and 2009, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits.  At December 31, 2010 and 2009, net operating loss carryforwards were approximately $35,141,000 and $35,098,000, respectively, for federal tax purposes that expire at various dates from 2010 through 2029 and for state tax purposes expire in 2011 through 2020.

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state regulations.  The annual limitation may result in the expiration of substantial net operating loss carryforwards before utilization.

For December 31, 2010 and 2009, the provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2010 and 2009) to income taxes as follows:

	2010	2009
Tax benefit computed at 34%	$24,000	$216,000
Change in valuation allowance	(73,000)	(234,000)
Change in carryovers and tax attributes	49,000	18,000
Income tax provision	-	-

NOTE 8 – COMMITMENTS

Operating Leases
The Company’s principal executive offices in New York are leased on a month to month basis for $500 per month.  For the years ended December 31, 2010 and 2009, rent expense was $6,000, and $6,000 respectively.

Litigation
The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business.  As of December 31, 2010 and 2009, the Company was not party to any material litigation, claims or suit whose outcome could have material effect to the financial statements.

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 9 – ACQUISITION OF METALLICUM, INC.

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

In connection with the Metallicum acquisition, the Company has agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with FASB ASC 805, the Company does not accrue contingent consideration obligations prior to the attainment of the objectives. At December 31, 2010, maximum potential future consideration pursuant to such arrangements, to be resolved over the following years, is the potential issuance of 15 million restricted shares of the Company’s common stock having a current approximate value of $900,000. Any such payments would result in increases in intangible assets.

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

Upon achieving milestones 1 and 2 Metallicum will receive 6,000,000 shares of common stock. Upon achieving each milestone 3, 4 and 5 Metallicum shareholders will receive 3,000,000 shares of common stock for each milestone reached.  As of December 31, 2010, the Company has so far only achieved milestone 1.

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

Metallicum will receive revenue from the transfer of nanostructured metal from Metallicum to Danlin equal to 10% of the revenue from the sales of BASIC dental implants that are made from the supplied nanostructured metal. As of December 31, 2010, Metallicum has not received any income related to the sales of BASIC dental implants.

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
DECEMBER 31, 2010 AND 2009

NOTE 10 – TECHNOLOGY TRANSFER AGREEMENT AND SUB-LICENSE AGREEMENT

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

As of December 31, 2010 and 2009, the Company earned $1,687,000 and $600,000 and recorded such amount as revenue for the years ended December 31, 2010 and 2009.  The amount received by the Company relates to services provided under the first element of the contract regarding additional services.  The Company earned service income for time that a consultant to the Company, Dr. Lowe, made himself available to Carpenter in accordance with the Technology Transfer Agreement.   The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period.  The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement). The cost of revenue totaling $131,000 for the year ended December 31, 2010 relates to consulting fees paid to Dr. Lowe during the period.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 11 – ACQUISITION OPTION AGREEMENT

On February 10, 2010 (“effective date”), the Company entered into Acquisition Option Agreement with and among Senior Scientific LLC, Edward R. Flynn, Ph.D and Scientific Nanomedicine, Inc. (“SNMI”) whereby the Company shall have the right to acquire 100% ownership of SNMI at any time during an Option Period of nine (9) months from the effective date of the Acquisition Option Agreement.  The total consideration for the acquisition of SNMI pursuant to the Acquisition Option Agreement shall consist of $100,000 and 20,000,000 shares of the Company’s restricted common stock.  During the Option Period, the Company is required to provide payment of $100,000 and 1,000,000 shares of the Company’s restricted common stock (“First Payment”).  Once the First Payment is made, the Company will be granted a continuation of the Option Period for twenty one (21) months from the effective date of the Acquisition Agreement (“First Extension Option Period”).  During the First Extension Option Period, the Company will be required to provide payment of 7,000,000 shares of the Company’s restricted common stock (“Second Payment”).  Once the Second Payment is made, the Company will be granted another continuation of the Option Period for thirty three (33) months from the effective date of the Acquisition Agreement (“Second Extension Option Period”).  During the Second Extension Option Period, the Company is required to provide payment of 6,000,000 shares of the Company’s restricted common stock (“Third Payment”).  Once the Third Payment is made, the Company will be granted another continuation of the Option Period for forty five (45) months from the effective date of the Acquisition Agreement (“Third Extension Option Period”).  During the Third Extension Option Period, the Company is required to provide a final payment of 6,000,000 shares of the Company’s restricted common stock.  SNMI owns intellectual property in the nanomedicine technology field generally related to detection of biological materials, including detection and treatment of cancer and application to other areas of biology.  As of December 31, 2010, the Company has issued a total of 7,667,000 shares of the Company’s restricted common stock of which 6,000,000 shares of the total 7,667,000 shares issued were for the First Payment and partial Second Payment pursuant to the Acquisition Option Agreement.  The 1,667,000 shares of the total 7,667,000 shares issued were for payment in lieu of required cash payment of $100,000 required under Acquisition Option Agreement.  The value of the 7,667,000 shares issued totaling $460,000 or $0.06 per share (fair value at the effective date) has been recorded as a deposit towards the purchase of SNMI under the Acquisition Option Agreement.  As of December 31, 2010, the Company has payments remaining pursuant to the Acquisition Option Agreement under the Second Payment totaling 2,000,000 shares (7,000,000 shares less 5,000,000 shares partial payment made); Third Payment totaling 6,000,000 shares; and payment of 6,000,000 shares required to be paid during the Third Extension Option Period.  Thus, share payments still required pursuant to the Acquisition Option Agreement totals 14,000,000 shares as of December 31, 2010.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

ITEM 9T. CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31,2010. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication. and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as or December 31, 2010:

Resources: As of December 31, 2010, we had one full-time employee in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

Management's Remediation Initiatives

We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions. including equity transactions. We also plan to add an audit committee financial expert to our board and create an audit committee made up of our independent directors.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages and biographical information of each of our directors and executive officers as of December 31, 2010 are set forth below. There are no existing family relationships between or among any of our executive officers or directors.

NAME	AGE	POSITION
Emmanuel Tsoupanarias	58	Chairman of the Board, President and Chief Executive Officer
Leonard Friedman	73	Secretary and Director
Frank Georgiou	60	Director
Chris Theoharis	58	Director
Larry Schatz	64	Director

Members of the Board serve until the next annual meeting of stockholders and until their successors are elected and qualified. Officers are appointed by and serve at the discretion of the Board.  There are no family relationships among any of our directors or officers.

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

EMMANUEL TSOUPANARIAS has served as our chief executive officer and chairman of the Board since November 1, 2007.  Mr. Tsoupanarias is the president, founder and editor of FuelCellsWorks.com, a weekly trade publication that has become the voice of the fuel cell industry. He is internationally recognized as an expert in fuel cell development.  Prior to his tenure at FuelCellsWorks.com, Mr. Tsoupanarias was an executive in the power generation manufacturing sector. From 1992 to 2007 Mr. Tsoupanarias has served as a Project Manager in the power generation sector and from 2000 has served as a consultant in the fuel cell industry.  His technical and engineering background and his three-year tenure as the Company’s CEO qualify him for the Company’s Board.

LEONARD FRIEDMAN has served as a director since October 2007.  Mr. Friedman is an honors graduate of Hunter College with a B.S. degree in economics and a minor in accounting.  He is also a graduate of Brooklyn Law School.  Mr. Friedman was a founder and partner in the law firm of Anes, Friedman, Leventhal & Rubin from which he retired in 2000.  Until 2002, he was CEO of Fiasco of New York, Inc., a restaurant and real estate corporation that owned and operated eight restaurants in New York and California.  Mr. Friedman’s legal knowledge, managerial experience and knowledge of the Company qualify him to serve on the Company’s Board.

FRANK GEORGIOU has served as a director since October 2007.  Since 1993, Mr. Georgiou has been the President of Three Diamond Diner Corp., a private company that owns and operates the Mount Kisco Coach Diner.  He is the former President of the Upper New York Pangregorian, a consortium of restaurant owners.  Mr. Georgiou’s business experience as president of a private company is valuable to the Company’s Board.

LARRY SCHATZ has served as a director since June 2010.  He is Of Counsel at Grubman Indursky & Shire, P.C., a law firm where he has advised clients on business and corporate matters for the last 15 years.  Mr. Schatz has practiced law in New York and Florida for over 40 years.  He has served on boards of several public companies, including the Company from June 2003 to January 2006.  Mr. Schatz’s experience advising clients on business and corporate matters and his experience on the boards of other public companies qualify him to serve on the Company’s Board.

CHRIS THEOHARIS has served as a director since October 2007. Since 2003, Mr. Theoharis has worked as a consultant, both advising companies on small business acquisitions and business practices in the retail industry.  Mr. Theoharis has also served as a consultant to Maximum Quality Foods Inc. and Vested Business Brokers.  Prior to his work in the consulting industry, he worked as a stockbroker and financial advisor for Morgan Stanley from 1996 to 2003, leaving Morgan Stanley as an Associate Vice President.  Mr. Theoharis has also worked for a public accounting firm.  He graduated from Adelphi University in 1970 with a B.B.A. in Accounting.  Mr. Theoharis’s accounting and finance knowledge qualify him as a member of the Company’s Board.

SECCTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2010, we believe that our executive officers, directors and ten percent stockholders complied with all reporting requirements applicable to them.

CODE OF ETHICS

On March 31, 2005, we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of the Company’s Code of Ethics can be viewed on our website at www.mhtx.com/code-of-ethics.htm or obtained free of charge by sending a written request to the attention of the Company’s Chief Executive Officer, Emmanuel Tsoupanarias at 405 Lexington Avenue, 32nd Floor, New York, New York, 10174.

CORPORATE GOVERNAMCE

We do not have a separately-designated standing audit committee.  The entire Board of Directors of the Company acts as the audit committee. The Board of Directors of the Company has determined that it does not have an "audit committee financial expert" as such term is defined in the rules adopted by the SEC requiring companies to disclose whether or not at least one member of the audit committee is an "audit committee financial expert."  The Board of Directors believes that the aggregate technical, commercial and financial experience of its members, together with their knowledge of the Company, provides the Board with the ability to monitor and direct the goals of the Company and to protect the best interests of its shareholders.  Four of the five members of the Board of Directors are "independent," as that term is defined in Section 10A(m) of the Securities Exchange Act of 1934, and  that the members' independence qualifies it to monitor the performance of management, the public disclosures by the Company of its financial condition and performance, the Company's internal accounting operations and its independent auditors. In addition, the Board of Directors is authorized to engage independent financial consultants, auditors and counsel whenever it believes it is necessary and appropriate.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation awarded by us to our executive officers for the fiscal years ended December 31, 2008, 2009 and 2010.  We do not have employment agreements with any of our officers.

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Emmanuel Tsoupanarias	2008	100,000	-	-		-	-		100,000
CEO and Chairman	2009	100,000	-	-	-	-	-	-	100,000
	2010	100,000	-	-	-	-	-	-	100,000

The independent members of the Company’s Board of Directors serve as the Compensation Committee.  The Company’s Board of Directors relies on its independent judgment in determining the compensation to be paid to the Company’s executive officer.  Mr. Emmanuel Tsoupanarias, our Chief Executive Officer, does not have an employment agreement.  His salary, set at $100,000, was set by the Board of Directors in 2007.  During the last three fiscal years, he has not received any equity awards, bonuses or compensation from any equity compensation plans.  In November 2007, he received, along with each director, a warrant for 800,000 shares of common stock with an exercise price of $0.013.  The independent members of the Company’s board of directors, acting as a compensation committee, reviewed the compensation policies and practices relating to the compensation provided to the Company’s employees to determine whether such policies and practices are reasonably likely to have a material adverse effect on the Company.  Based on the review and the compensation paid by the Company to its only employee, the Company determined that any risks associated with the Company’s compensation practices were not reasonably likely to have a material adverse effect on the Company.

Director Compensation

The following table sets forth a summary of the compensation earned by our non-employee directors in 2010:

Director Compensation Table (2010)

Name	Fees Earned or paid in cash	Stock awards	Option Awards	All other	Total
Frank Georgiou	$6,000	$––	$––	$––	$6,000
Leonard Friedman	6,000	––	––	––	6,000
Larry Schatz	6,000	70,000			76,000
Chris Theoharis	6,000	––	––	––	6,000

Emmanuel Tsoupanarias did not receive any compensation for his board participation.  His compensation is set forth above in the Executive Compensation Table:

Compensation Committee Interlocks and Insider Participation

Our entire board currently acts as our compensation committee. Emmanuel Tsoupanarias is the sole executive officer of our company. No member of the compensation committee is employed by or serving as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our board.

OUTSTANDING EQUITY AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Warrants (#) Exercisable	Number of Securities Underlying Unexercised Warrants (#) Unexercisable (1)	Warrant Exercise Price ($)	Warrant Expiration Date

Emmanuel Tsoupanarias, Chairman and CEO	11/9/2007	800,000	-	$0.013	11/9/2017

Leonard Friedman, Director	10/11/2007	800,000	-	$0.013	10/11/2017

Frank Georgiou, Director	10/11/2007	800,000	-	$0.013	10/11/2017

Chris Theoharis, Director	10/11/2007	800,000	-	$0.013	10/11/2017

Grant of Plan Based Awards

No plan-based awards were made during the fiscal year ended December 31, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2010, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned. Share ownership in each case includes shares issuable upon exercise of options exercisable within 60 days of the date of this Annual Report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934 for purposes of computing the percentage of common stock owned by such person but not for purposes of computing the percentage owned by any other person. Unless otherwise indicated, the address of the below-listed persons is our address, 405 Lexington Avenue, 32nd Floor, New York, New York 10174.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class(1)
Emmanuel Tsoupanarias (2)	15,250,106	3.7%
Leonard C. Friedman (3)	7,500,000	1.8%
Frank Georgiou (3)	22,500,106	5.5%
Chris Theoharis (3)	5,000,105	1.2%
Larry Schatz	1,000,000	0.2%
Directors and Executive Officers as a group (5 persons)	51,250,317	12.4%

Marvin Maslow (4)	55,867,606	12.8%

(1)This tabular information is intended to conform with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 relating to the determination of beneficial ownership of securities.  The percent of class is based on 411,169,926 shares and, for each beneficial owner, gives effect to the exercise of warrants or options exercisable within 60 days of the date of this table owned, in each case, by the person or group whose percentage ownership is set forth herein.
(2)Includes 14,200,106 owned by Saraklis Inc, a corporation controlled by Mr. Tsoupanarias and a warrant to purchase 800,000 shares at a price of $0.013 per share.
(3)Includes a warrant to purchase 800,000 shares at a price of $0.013 per share.
(4)Includes 28,947,606 shares of Common Stock, options to purchase 25,000,000 shares of Common Stock, a warrant to purchase 800,000 shares of Common Stock and 1,120,000 shares of Common Stock owned by Mr. Maslow's wife.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In December 2007, the former Chief Operating Officer, Jack Harrod, and former Chief Executive Officer, Marvin Maslow, collectively forgave $1,416,500 of their outstanding accrued salaries ($1,387,500) and note payable ($29,000) balances.  The amount forgiven has been accounted for as contributed capital.  Additionally, the Company repaid $5,000 of Marvin Maslow’s note payable balance.  The remaining unpaid notes payable balances totaling $995,000 at December 31, 2010 and 2009 comprised of loans payable of $450,000 and $545,000 to Jack Harrod and Marvin Maslow, respectively.  Neither Mr. Harrod nor Mr. Maslow are officers or directors of the Company.  Mr. Harrod resigned April 1, 2006.  Mr. Maslow resigned November 1, 2007.  Mr. Maslow is a related party as a result of his beneficial ownership of more than 10% of the Company’s common stock. The loans bore interest at 5.5% per annum and were initially due December 31, 2002 and have been mutually extended.  Under the terms of the note extensions dated December 12, 2007, the loans bear interest at 5% per annum and are now due.  The Company has recorded interest expense for notes payable to these former officers of approximately $50,000 and $50,000 for the years ended December 31, 2010 and 2009, respectively.  Accrued interest related to these notes payable approximated $382,000 and $332,000 as of December 31, 2010 and 2009, respectively and is included in accrued liabilities, related parties.  Mr. Maslow has agreed to waive any and all request for full payment of the amount owed to him until March 31, 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by our independent auditors for the fiscal years ended December 31, 2010 and December 31, 2009:

Fee Category	Fiscal 2009	Fiscal 2010
Audit and audit related fees	$63,000	$63,000
Tax fees	-	-
Other fees	-	-
Total fees	$63,000	$63,000

Audit Fees. Consists of aggregate fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance.  There were no tax services provided in fiscal years ended December 31, 2010 and December 31, 2009.

Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal years ended December 31, 2010 and December 31, 2009.

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

ITEM 15. EXHIBITS

(a) EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Reorganization (1)
2.2	Agreement and Plan of Merger (1)
3.1	Certificate of Incorporation (1)
3.2	Amendment to Certificate of Incorporation (1)
3.3	Bylaws (1)
4.1	Amended Certificate of Designation, Preferences and Rights of Series C Preferred Stock (2)
10.6	Manhattan Scientifics, Inc. 1998 Stock Option Plan (1)
10.10	Stock Purchase Agreement between Manhattan Scientifics, Inc., Projectavision, Inc., and Lancer Partners, L.P. (3)
10.12	Manhattan Scientifics, Inc. 2000 Equity Incentive Plan (5)
10.13	2004 Consultant Stock Plan (6)
10.16	Manhattan Scientifics 2005 Equity Incentive Plan (8)
10.17	Technology Transfer Agreement by and between Carpenter Technology Corporation and Manhattan Scientifics, Inc, effective as of the 12th day of September 2009 (7)
10.18	Acquisition Option Agreement by and among Senior Scientific LLC, Edward R. Flynn, Ph.D., Scientific Nanomedicine, Inc. and Manhattan Scientifics, Inc. (10)
10.19	Stock Purchase Agreement, dated as of June 12, 2008, among Manhattan Scientifics, Inc., Metallicum, Inc., and the shareholders of Metallicum (9)
10.20	Settlement and Memorandum of Agreement among Marvin Maslow, Jack B. Harrod and Manhattan Scientifics, Inc. (9)
10.21	Patent License Agreement Between Los Alamos National Security, LLC and Manhattan Scientifics, Inc. (10)
14	Code of Ethics (9)
21	List of Subsidiaries (11)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d- 14(a) (11)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d- 14(a) (11)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)

(1) Incorporated by reference to the registrant's Form 10-SB filed with the Commission on December 8, 1999.
(2) Incorporated by reference to the registrant's Form 10-QSB filed with the Commission on August 14, 2000 for the period ended June 30, 2000.
(3) Incorporated by reference as Amendment No. 2 to the registrant's Form 10-SB filed with Commission on February 9, 2000.
(4) Reserved.
(5) Incorporated by reference to the registrant's proxy statement filed on Schedule 14C filed with the Commission on December 26, 2000.
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
(10) Incorporated by reference to the registrant’s Form 10-K/A filed with the Commission on March 25, 2011.
(11) Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March 2011.

MANHATTAN SCIENTIFIC, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on March 31, 2011on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Emmanuel Tsoupanarias	Chief Executive Officer,
Emmanuel Tsoupanarias	President, Chairman of the Board (Principal Executive Officer and Principal Accounting Officer )

/s/ Leonard Friedman	Secretary and Director
Leonard Friedman

/s/ Frank Georgiou	Director
Frank Georgiou

/s/ Larry Schatz	Director
Larry Schatz

/s/ Chris Theoharis	Treasurer and Director (Principal Financial Officer)
Chris Theoharis