Form 10-Q
period 2011-03-31
MANHATTAN SCIENTIFICS INC
filed 2011-05-16
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934
For the fiscal quarter ended March 31, 2011

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

There were 412,769,926 shares outstanding of registrant’s common stock, par value $.001 per share, as of May 1, 2011.

PART I
ITEM 1. FINANCIAL STATEMENTS
MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,271,000	$1,055,000
Investments-available for sale	65,000	65,000
Prepaid expenses and other assets	-	86,000
Total current assets	1,336,000	1,206,000

Investments	2,000	2,000
Intellectual property, net	248,000	257,000
Deposit on Acquisition Option Agreement	460,000	460,000
Other asset	2,000	2,000
TOTAL ASSETS	$2,048,000	$1,927,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$270,000	$271,000
Accrued interest and expenses — related parties	365,000	327,000
Deferred revenue	343,000	—
Note payable to former officers	450,000	450,000
Note payable — other	33,000	33,000
Total current liabilities	1,461,000	1,081,000

Long-term liabilities
Note payable, related party	545,000	545,000
Accrued interest, related party	211,000	230,000
Total long-term liabilities	756,000	775,000
Total liabilities	2,217,000	1,856,000

Commitments and Contingencies:	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares; issued and outstanding — none	—	—
Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding	—	—
Series C convertible, redeemable, authorized 14,000 shares; issued and none outstanding	—	—
Common, authorized 500,000,000 shares, 412,769,926 and 411,769,926 shares issued, and outstanding, respectively	413,000	412,000
Additional paid-in-capital	52,785,000	52,726,000

Other accumulated comprehensive income	65,000	65,000
Accumulative deficit	(53,432,000)	(53,132,000)

Total stockholder’s equity (deficit)	(169,000)	71,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,048,000	$1,927,000

See notes to unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	THREE MONTHS ENDED
	March 31, 2011	March 31, 2010

Revenue	$171,000	$172,000
Cost of revenue	28,000	38,000
Gross profit	143,000	134,000

Operating costs:
General and administrative expenses	431,000	313,000

Total operating costs and expenses	431,000	313,000

Loss from operations before other income and expenses	(288,000)	(179,000)

Other income and (expenses):
Interest and other expenses	(12,000)	(13,000)
Interest income	-	-

NET LOSS	(300,000)	(192,000)

Comprehensive income (loss):
Unrealized gain (loss) on available for sale investments	-	64,000

COMPREHENSIVE LOSS	$(300,000)	$(128,000)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares outstanding	412,758,815	397,452,926

Basic and diluted loss per common share	$(0.00)	$(0.00)

See notes to unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(300,000)	$(192,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	60,000	-
Stock based compensation related to vesting of stock warrants	-	34,000
Amortization of technology license, patents and intellectual property	9,000	8,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	86,000	26,000
Accounts payable and accrued expenses	(1,000)	(48,000)
Accrued interest and expenses—related parties	19,000	26,000
Deferred revenue	343,000	129,000

Net cash provided by (used in) operating activities;	216,000	(17,000)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

Net cash provided by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	-	216,000

Net cash provided by financing activities	-	216,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	216,000	199,000
Cash and cash equivalents, beginning of period	1,055,000	362,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,271,000	$561,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—

Income taxes paid	$—	$—

See notes to unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2011

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2010. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three months period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

NOTE 2 – ORGANIZATION AND OPERATIONS

Manhattan Scientifics, Inc., a Delaware corporation (formerly Grand Enterprises, Inc) (“Grand”) was established on July 31, 1992 and has three wholly-owned subsidiaries: Metallicum, Inc., (“Metallicum”), Tamarack Storage Devices, Inc. (“Tamarack”) and Teneo Computing, Inc. (“Teneo”) (collectively “the Company”). Currently, Metallicum is the only operating subsidiary; and Tamarack and Teneo are dormant. On June 12, 2008, the Company acquired Metallicum, Inc, for 15,000,000 shares of Company’s common stock. Manhattan Scientifics, Inc., operates as a technology incubator that seeks to acquire, develop and commercialize life-enhancing technologies in various fields, with emphasis in the areas of nanotechonogies and nanomedicine. In this capacity, the Company continues to identify emerging technologies through strategic alliances with scientific laboratories, educational institutions, and scientists and leaders in industry and government. The Company has a long standing relationship with Los Alamos Laboratories in New Mexico. During 2008, the Company refocused its efforts from the development of its fuel cell technologies to its current focus on the development of nanomaterials through the acquisition of Metallicum.

Metallicum is a nanotechnology start-up company located in Santa Fe, New Mexico. Metallicum Inc. has focused on the development and manufacturing of nanostructured metals for medical implants and other applications. Metallicum intends to establish manufacturing partner relationships with major Fortune 500 metals companies and strategic partnering with significant customers in the medical device & prosthetics industries as well as in auto, truck, & aircraft manufacturing industries. Metallicum’s initial products include nanostructured bulk metals and alloys in the form of rod, bar, wire and foil. The Company conducts its operations primarily in the United States.

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
MARCH 31, 2011

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

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

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represents its fair value.  The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At March 31, 2011 and December 31, 2010, accumulated amortization was $82,000 and $75,000, respectively. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys.  The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued.  The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At March 31, 2011 and December 31, 2010, accumulated amortization was $8,000 and $7,000, respectively. Under the terms of the agreement the Company is required to pay an annual license fee of $10,000 starting in February 2010 and, may be required to pay royalties, as defined, to the licensors.

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2011

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)

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

The estimated fair value of grants of stock options and warrants to nonemployees of the Company is charged to expense, if applicable, in the financial statements. The Company did not issue any options or warrants during the three months ended March 31, 2011 and 2010.

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2011

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)

The Company designates cash equivalents (consisting of money market funds) and investments in securities of publicly traded companies as Level 1. The total amount of the Company’s investment classified as Level 3 is de minimis.

The fair value of the Company’s debt as of March 31, 2011 and December 31, 2010 approximated their fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of March 31, 2011 and December 31, 2010 because of the relative short term nature of these instruments. At March 31, 2011 and December 31, 2010, the fair value of the Company’s debt approximates carrying value. The fair value of the Company’s available for sale securities was $65,000 at March 31, 2011 and these securities are classified as Level 1.

BASIC AND DILUTED LOSS PER SHARE

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes.  Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

REVENUE RECOGNITION

To date the only revenue generated is from the sale of field technology developed by Metallicum related to the Company’s nanotechnology, services provided and sample materials (See Note 8).

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2010, the FASB reached a consensus on the Milestone Method of Revenue Recognition which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We adopted the provisions of the guidance as of January 1, 2011 on a prospective basis. The prospective application had no impact on our consolidated financial statements for the three months ended March 31, 2011.

NOTE 4 – CAPITAL TRANSACTIONS

Capital transactions during the three months ended March 31, 2011 and 2010:

For the three months ended March 31, 2011, the Company issued 1,000,000 shares of common stock to a consultant for services related to the Company's nanomedicine project with Senior Scientific, Inc.  The shares were valued at $60,000 or $0.06 per share based on the current fair value of such shares on the date of the consulting agreement.

For the three months ended March 31, 2010, the Company received $216,000 related to a private placement offering for shares of the Company’s common stock at a price of $0.08 per share for a total of 2,700,000 shares. The private placement offering originally provided for the offer and sale of up to 5,000,000 unregistered shares of the Company’s common stock which has since been closed as of March 31, 2010 of which of total of 2,700,000 shares had been sold.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2011

NOTE 5 – INVESTMENTS

The Company made an investment in Novint Technologies Inc. (“Novint”) in 2001. The Company initially recorded its investment using the equity method of accounting and wrote down the investment to $-0- in 2004 as it recorded its proportionate share of Novint's net loss.

In prior years, the Company had significant control of Novint because of Mr. Maslow's position as a shareholder and board member of both the Company and Novint. Mr. Maslow resigned from the board of the Company in October 2007 and therefore the Company no longer has significant control of Novint. As of March 31, 2011 and December 31, 2010, the Company owned 1,075,648 shares of Novint common stock or approximately 3% and modified its accounting for the ownership position in accordance with FASB ASC 820. The fair value of the Novint shares was $65,000 and $65,000 as of March 31, 2011 and December 31, 2010, respectively.

The Company has an additional investment in Aprilis, Inc. which is accounted for at a cost of $2,000 as of March 31, 2011 and December 31, 2010.

NOTE 6 – RELATED PARTY AND FORMER OFFICERS NOTES PAYABLE

In December 2007, the former Chief Operating Officer and former Chief Executive Officer collectively forgave $1,416,500 of their outstanding accrued salaries ($1,387,500) and note payable ($29,000) balances. The amount forgiven has been accounted for as contributed capital. Additionally, the Company repaid $5,000 of the former Chief Executive Officer’s note payable balance. The remaining unpaid notes payable balances totaling $995,000 at March 31, 2011 and December 31, 2010 comprised of loans payable due on demand of $450,000 and $545,000 to its former Chief Operating Officer and Chief Executive Officer, respectively.

The loans bore interest at 5.5% per annum and were initially due December 31, 2002 and have been mutually extended and settled. Under the terms of the note extensions dated December 12, 2007, the loans bear interest at 5% per annum and are now due on demand. The Company has recorded interest expense for notes payable to these former officers of approximately $12,000 and $12,000 for the three months ended March 31, 2011 and 2010, respectively. Accrued interest related to these notes payable approximated $392,000 and $380,000 as of March 31, 2011 and December 31, 2010, respectively and is included in accrued liabilities, related parties.

NOTE 7 – NOTES PAYABLE – OTHER

During the years ended December 31, 2005 and December 31, 2004, the Company issued convertible notes in the amount of $33,000. The notes had a one year maturity date, are noninterest bearing and upon maturity convertible at the current per share price. These notes have not been paid and are currently in default.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2011

NOTE 8 – TECHNOLOGY SALE AND SUB-LICENSE AGREEMENT

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

On September 12, 2009, the Company entered into a contract with Carpenter Technology Corp. to sell certain nanostructured metal technologies acquired from Metallicum, Inc, its wholly owned subsidiary, to Carpenter and to provide sub-license rights to Carpenter covering license agreements that the Company has from Los Alamos Laboratories.  The agreement has two distinct elements: and sale and services agreement and a sub-license agreement.  The first element irrevocably transfers the field technology to Carpenter Technology Corporation and Carpenter many develop or use the technology for its own benefit.  Carpenter agrees to pay a sales price of $600,000 and pay royalties for products developed using this technology.  In addition, the Company can receive additional service income for assisting Carpenter in the production process.  These additional services are elective and do not affect the sale of the technology.  The second element of the agreement is a sub-license to Carpenter for patents (the LANS patents) that are licensed by the Company from  Los Alamos Laboratories.  The sub-license agreement obligates Carpenter to pay the Company a running royalty on the sales of products that require license to the LANS patents but does not have any upfront fee or annual minimum royalties.

The Company recognized the sales revenue upon transfer of the technology and the service income over the term of the agreement.  The royalty income will be recognized as products are developed using the field technology or sub-license.

As of March 31, 2011 and 2010, the Company earned $171,000 and $172,000 and recorded such amount as revenue for the three months ended March 31, 2011 and 2010.  The amount received by the Company relates to services provided under the first element of the contract regarding additional services.  The Company earned service income for time that a consultant to the Company, Dr. Lowe, made himself available to Carpenter in accordance with the Technology Transfer Agreement.   The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period.  The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement). The cost of revenue totaling $28,000 and $38,000 for the three months ended March 31, 2011 and 2010 represents consulting fees paid to Dr. Lowe during the period.

NOTE 9 – SUBSEQUENT EVENTS

In May 2011, the Company issued 3,000,000 shares of common stock pursuant to a consulting agreement, dated January 1, 2011, for consulting services to be provided in connection with the Company's nonscience project with Senior Scientific, Inc.  The consulting agreement service period is for thirty six months of which three months totaling $15,000 had been accrued for as March 31, 2011 as accrued expenses.  The value of the 3,000,000 shares issued pursuant to the consulting agreement totals $60,000 or $0.06 per share based on the fair market value of such shares on the date of the agreement.  The value of such shares will be expensed over the thirty six months service period.

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

ACQUISITIONS

In June 2008, we acquired Metallicum, Inc. (“Metallicum”) and its licensed patented technology.  We entered into a stock purchase agreement with Metallicum, Inc. to acquire all of the outstanding capital in exchange for 15,000,000 shares of our common stock.  An additional 15,000,000 shares of our common stock will be payable to Metallicum in the event of meeting certain milestones. At March 31, 2011, one milestone was met.  Metallicum was granted an exclusive license by The Los Alamos National Laboratory on patents related to nanostructured materials.  Metallicum is a nanotechnology start-up company located in Santa Fe, New Mexico. Metallicum Inc. has focused on the development and manufacture of nanostructured metals for medical implants and other applications.

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

The total consideration for the acquisition of SNMI pursuant to the Acquisition Option Agreement consists of $100,000 and 20,000,000 shares of the Company’s restricted common stock.  As of December 31, 2010 and March 31, 2011, the Company has issued a total of 7,667,000 shares pursuant to the Acquisition Option Agreement of which 1,667,000 shares were for payment in lieu of required cash payment of $100,000 required under Acquisition Option Agreement.  The share payments still required pursuant to the Acquisition Option Agreement totals 14,000,000 shares as of March 31, 2011.

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


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


Micro fuel cell technology, which is designed to become an ultra efficient miniature electricity generator that converts hydrogen into electricity by chemical means, for portable electronic devices, including cellular telephones, as a substitute for lithium ion and other batteries in common use today.


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

ADVANCED MATERIALS

Our business model is based on licensing its technology to customers such as metals manufacturers. Although competing commercial products are provided by existing specialty metals companies, the only competing processes for creating nanostructured metals are either limited or cannot be economically scaled.  Metallicum does not yet face direct competition, but expects competition will emerge as the nanostructured metals are commercialized.

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

On September 12, 2009, the Company entered into a contract with Carpenter Technology Corp. to sell certain nanostructured metal technologies acquired from Metallicum, Inc, its wholly owned subsidiary, to Carpenter and to provide sub-license rights to Carpenter covering license agreements that the Company has from Los Alamos Laboratories.  The agreement has two distinct elements: a sale and services agreement and a sub-license agreement.  The first element irrevocably transfers the field technology to Carpenter Technology Corporation and Carpenter may develop or use the technology for its own benefit.  Carpenter agreed to pay a sales price of $600,000 and pay royalties for products developed using this technology.  In addition, the Company will receive additional service income for assisting Carpenter in the production process.  These additional services were elective and do not affect the sale of the technology.  The second element of the agreement is a sub-license to Carpenter for patents (the LANS patents) that are licensed by the Company from  Los Alamos National Laboratories.  The sub-license agreement obligates Carpenter to pay the Company a running royalty on the sales of products that require a license to the LANS patents.

As of March 31, 2011 and December 31, 2010, the Company earned $1,859,000 and $1,687,000 from Carpenter.  The Company has received the following amounts from Carpenter:

-	During the year ended December 31, 2009, the Company received $0.6 million for the sale of certain technology;
-	During the year ended December 31, 2009, the Company, received a $1.0 million one-time payment for satisfying a performance obligation under the Technology Transfer Agreement
-	During the year ended December 31, 2010, the Company received $0.6 million of income or assisting with the development of the technology and is recognizing this income over the term of the Agreement.
-
During the three months ended March 31, 2011, the Company received $0.6 million of income or assisting with the development of the technology and is recognizing this income over the term of the Agreement.

The Company recognized the sales revenue upon transfer of the technology and satisfying the performance obligation by Manhattan to facilitate the purchase of a current generation ECAP-C production machine by Carpenter and will recognize the service income over the term of the agreement.  The royalty income will be recognized as products are developed using the field technology or sub-license.

The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period.  The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).The cost of revenue totaling $28,000 and $131,000 for the same period representsconsulting fees paid to Dr. Lowe during the period.

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

CUSTOMERS AND SUPPLIERS

 To date, all of our revenue was generated by one customer, Carpenter Technology Corporation.  We did not have any significant suppliers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010.

GROSS PROFIT. The $171,000 of revenue recognized for the three months ended March 31, 2011 related to service income and is equivalent to the $172,000 in revenue earned during the three months ended March 31, 2010. The Company earned service income for time that a consultant to the Company, Dr. Lowe, made himself available to Carpenter in accordance with the Technology Transfer Agreement. The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period.  The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).  The cost of revenue totaling $28,000 for the same period  represents  consulting fees paid to Dr. Lowe during the period.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consists of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $431,000 for the three months ended March 31, 2011 compared with $313,000 for the three months ended March 31, 2010.  General and administrative expenses increased primarily as a result of costs incurred related to researching patents for Senior Scientific technology and costs associated with investor relations.

NET LOSS. Our net loss was $300,000 for three months ended March 31, 2011 compared to a net loss of $192,000 for the three months ended March 31, 2010. The increase in net loss resulted from higher general and administrative costs and higher costs of revenues.

COMPREHENSIVE LOSS: Our comprehensive loss was $300,000 for three months ended March 31, 2011 compared to comprehensive loss of $128,000 for the three months ended March 31, 2010. The comprehensive loss was the result of a higher net loss in the first quarter of 2011 over the first quarter of 2010 and a $64,000 unrealized gain in the market value of our shares of Novint Technologies, Inc. (“Novint”) during the first quarter of 2010. As of March 31, 2011 and March 31, 2010, we owned 1,075,648 shares of common stock of Novint.  Novint had a quoted market price on the Pink Sheets of $0.06 as of March 31, 2011 and $0.20 as of March 31, 2010.

LIQUIDITY AND PLAN OF OPERATIONS

Stockholders’ equity totaled a deficit of $169,000 on March 31, 2011 and the working capital was $587,000 on such date. Although, we anticipate we may sell additional common stock and issue shares and/or options in exchange for services, we anticipate that our 2011 revenues received from our technology sales and service agreement will cover our overhead and the cost of our operations.

At March 31, 2011, our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, and 1,075,648 shares of common stock of Novint; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

We had an increase of $216,000 in cash and cash equivalents for the three months ended March 31, 2011, as a result of cash provided by operating activities from an increase in deferred revenue partially offset by our net loss.  For the three months ended March 31, 2011, cash provided by operating activities was $216,000 compared to $17,000 used in operating activities for the three months ended March 31, 2010. The increase in cash used in operating activities, equal to $233,000, was primarily as a result of an increase in deferred revenue ($214,000).  There was no cash used in investing activities in either the first quarters of 2011 or 2010.  There was $216,000 of cash provided by financing activities in the first quarter of 2010 as the result of issuance of common stock in 2010 compared to no cash provided or used by financing activities during the first quarter of 2011.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, investor relations services, public relations services, bookkeeping services, consultant services, and rent; and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of March 31, 2011, we had $1,271,000 in cash. We intend to satisfy our capital requirements for the next 12 months from our cash on hand and cash generated from our technology transfer agreements which we anticipate will cover our overhead and the cost of our operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2010, the FASB reached a consensus on the Milestone Method of Revenue Recognition which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We adopted the provisions of the guidance as of January 1, 2011 on a prospective basis. The prospective application had no impact on our consolidated financial statements for the three months ended March 31, 2011.

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

The estimated fair value of grants of stock options and warrants to nonemployees of the Company is charged to expense, if applicable, in the financial statements. The Company did not issue any options or warrants during the three months ended March 31, 2011 and 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management to allow for timely decisions regarding required disclosure.

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that they believe that our disclosure controls and procedures were not effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management identified the weaknesses discussed below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Although the Company does not process many transactions, management identified material weaknesses during its assessment of internal controls over financial reporting as of March 31, 2011:

As of March 31,2011, we had one full-time employee in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting.  As a result, there is a lack of proper segregation of duties and expertise necessary to insure that all transactions are accounted for accurately and in a timely manner.

Further, we do not have an audit committee.  An audit committee would improve oversight in the establishment and monitoring of required internal controls and procedures.

(b)	Changes In Internal Control Over Financial Reporting

During the quarter ended March 31, 2011, the Company prepared written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions There were no other changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2011, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three months ended March 31, 2011, the Company issued 1,000,000 shares of common stock to a consultant for services related to the Company's nanomedicine project with Senior Scientific, Inc.  The shares were valued at $60,000 or $0.06 per share based on the current fair value of such shares on the date of the consulting agreement.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of May, 2011.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer