Form 10-Q
period 2011-06-30
MANHATTAN SCIENTIFICS INC
filed 2011-08-15
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934
For the fiscal quarter ended June 30, 2011

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

There were 429,770,926 shares outstanding of registrant’s common stock, par value $.001 per share, as of August 1, 2011.

TABLE OF CONTENTS

	PART I
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	1
	Unaudited Consolidated Statements of Operations and Other Comprehensive Income for the three months and six months ended June 30, 2011 and June 30, 2010	2
	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010	3
	Condensed Notes to Unaudited Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	10
Item 3	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4	Controls and Procedures	17
	PART II
Item 1.	Legal Proceedings	18
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3	Defaults Upon Senior Securities	18
Item 4.	(Removed and Reserved)	18
Item 5.	Other Information	18
Item 6.	Exhibits	18
SIGNATURES		19

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$723,000	$1,055,000
Investments-available for sale	75,000	65,000
Prepaid expenses and other assets	150,000	86,000
Total current assets	948,000	1,206,000

Property and equipment	58,000	-
Investments	2,000	2,000
Intellectual property, net	1,528,000	257,000
Deposit on Acquisition Option Agreement	-	460,000
Other asset	2,000	2,000
TOTAL ASSETS	$2,538,000	$1,927,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$287,000	$271,000
Accrued interest and expenses — related parties	371,000	327,000
Deferred revenue	171,000	—
Note payable to former officers	450,000	450,000
Note payable — other	33,000	33,000
Total current liabilities	1,312,000	1,081,000

Long-term liabilities
Note payable, related party	545,000	545,000
Accrued interest, related party	211,000	230,000
Total long-term liabilities	756,000	775,000
Total liabilities	2,068,000	1,856,000

Commitments and Contingencies:	—	—

STOCKHOLDERS’ EQUITY
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares; issued and outstanding — none	—	—
Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding	—	—
Series C convertible, redeemable, authorized 14,000 shares; issued and none outstanding	—	—
Common, authorized 500,000,000 shares, 429,770,926 and 411,769,926 shares issued, and outstanding, respectively	430,000	412,000
Additional paid-in-capital	53,847,000	52,726,000
Other accumulated comprehensive income	75,000	65,000
Accumulative deficit	(53,882,000)	(53,132,000)

Total stockholder’s equity	470,000	71,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,538,000	$1,927,000

See notes to unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenue	$172,000	$171,000	$343,000	$343,000
Cost of revenue	28,000	37,000	56,000	75,000
Gross profit	144,000	134,000	287,000	268,000

Operating costs:
General and administrative expenses	581,000	435,000	1,012,000	748,000

Total operating costs and expenses	581,000	435,000	1,012,000	748,000

Loss from operations before other income and expenses	(437,000)	(301,000)	(725,000)	(480,000)

Other income and (expenses):
Interest and other expenses	(13,000)	(12,000)	(25,000)	(25,000)
Interest income	-	-	-	-

NET LOSS	(450,000)	(313,000)	(750,000)	(505,000)

Comprehensive income (loss):
Unrealized gain (loss) on available for sale investments	10,000	(64,000)	10,000	-

COMPREHENSIVE LOSS	$(440,000)	$(377,000)	$(740,000)	$(505,000)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares outstanding	417,129,208	400,152,926	416,129,208	398,810,385

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See notes to unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(750,000)	$(505,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	240,000	-
Stock based compensation related to vesting of stock warrants	-	68,000
Depreciation and amortization	30,000	17,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(64,000)	53,000
Unbilled revenue	-	(43,000)
Accounts payable and accrued expenses	16,000	40,000
Accrued interest and expenses—related parties	25,000	70,000
Deferred revenue	171,000	-

Net cash used in operating activities;	(332,000)	(300,000)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

Net cash provided by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	-	216,000

Net cash provided by financing activities	-	216,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(332,000)	(84,000)
Cash and cash equivalents, beginning of period	1,055,000	362,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$723,000	$278,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—

Income taxes paid	$—	$—

Non-cash investing activities:
14,000,000 shares of common stock issued for acquisition of Scientific Nanomedicine, Inc.	$840,000	$—
1,000 shares of common stock issued for the acquisition of Senior Scientific, LLC	$60,000	$—

See notes to unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2011

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete consolidated financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2010. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the consolidated financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumption are inherent in the preparation of the Company’s consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Operating results for the three and six months period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

NOTE 2 – ORGANIZATION AND OPERATIONS

Manhattan Scientifics, Inc., a Delaware corporation (formerly Grand Enterprises, Inc) (“Grand”) was established on July 31, 1992 and has four wholly-owned subsidiaries: Metallicum, Inc., (“Metallicum”), Tamarack Storage Devices, Inc. (“Tamarack”) and Teneo Computing, Inc. (“Teneo”)and Senior Scientific, LLC (collectively “the Company”). Currently, Metallicum and Senior Scientific are the only operating subsidiaries; and Tamarack and Teneo are dormant. On June 12, 2008, the Company acquired Metallicum, Inc, for 15,000,000 shares of Company’s common stock. Manhattan Scientifics, Inc., operates as a technology incubator that seeks to acquire, develop and commercialize life-enhancing technologies in various fields, with emphasis in the areas of nanotechonogies and nanomedicine. In this capacity, the Company continues to identify emerging technologies through strategic alliances with scientific laboratories, educational institutions, and scientists and leaders in industry and government. The Company has a long standing relationship with Los Alamos Laboratories in New Mexico. During 2008, the Company refocused its efforts from the development of its fuel cell technologies to its current focus on the development of nanomaterials through the acquisition of Metallicum.

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

Manhattan Scientifics purchased Metallicum to acquire its licensed rights to patented technology. The technology is comprised of three US Patents (US Patent numbers 7152448, 6197129 and 6399215) for which Metallicum (subsequently, Manhattan) had been assigned an exclusive license rights by Los Alamos National Security LLC (LANL). Under the license rights, Metallicum had all rights, title and interest throughout the world in and to any and all inventions, original works of authorship, developments, concepts, know-how and improvements on the patents or trade secrets whether or not patentable or registrable under copyright or similar laws.

In January 2009, the Company entered into a patent license agreement with Los Alamos National Security, LLC for the exclusive licensing use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. Pursuant to such agreement the Company provided a non-refundable fee and 2,000,000 shares of common stock. Additionally, the Company began paying an annual license fee starting in February 2010 and royalties on future net sales.

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2011

NOTE 2 – ORGANIZATION AND OPERATIONS (Continued)

On May 31, 2011, we entered into an Agreement and Plan of Reorganization (“Nanomedicine Agreement”) by and among the Company, Scientific Nanomedicine, Inc. (“Nanomedicine”), Edward, R. Flynn (“Flynn”) and Edward R. Flynn and Maureen A. Flynn, as Co-Trustees of the Edward R. Flynn and Maureen A. Flynn Revocable Trust u/t/a dated 10/25/2006 (“Trust”); and entered into a Purchase Agreement (“Senior Scientific Agreement”) by and among the Company, Senior Scientific LLC, (“Senior Scientific”) and Flynn.

Under the Nanomedicine Agreement, the Company has agreed to purchase all of the common stock of Nanomedicine.  The purchase price for the common stock of Nanomedicine is 21,667,000 restricted shares of the Company’s voting common stock (less 7,667,000 shares already issued pursuant to the Acquisition Option Agreement, dated February 8, 2010, among the Company, Nanomedicine, Flynn and Senior Scientific.  Nanomedicine holds the commercial rights to technology and intellectual property with respect to the early detection of diseases using nanotechnologies.

Under the Senior Scientific Agreement, the Company has agreed to purchase all of the membership interests of Senior Scientific.  The purchase price for the membership interests of Senior Scientific is 1,000 restricted shares of the Company’s voting common stock.  Senior Scientific operates a research laboratory in New Mexico.

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

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represents its fair value.  The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At June 30, 2011 and December 31, 2010, accumulated amortization was $89,000 and $75,000, respectively. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys.  The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued.  The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At June 30, 2011 and December 31, 2010, accumulated amortization was $8,000 and $7,000, respectively. Under the terms of the agreement the Company began paying  an annual license fee of $10,000 starting in February 2010 and, may be required to pay royalties, as defined, to the licensors.

In 2010, the Company entered into the Acquisition Option Agreement and Nanomedicine Agreement for the purchase of Nanomedicine, which holds the commercial rights to technology and intellectual property with respect to early detection of diseases using nanotechnologies.  The purchase price was $1,300,000 based on the fair market value of 21,667,000 shares of common stock issued.  The value attributable to agreement has been fully allocated to intellectual property which is being amortized over the period of its estimated benefit period of 10 years.  At June 30, 2011, accumulated amortization was $12,000.

USE OF ESTIMATES:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. A significant estimate includes the carrying value of the Company’s patents, fair value of the Company’s common stock, assumptions used in calculating the value of stock options, depreciation and amortization.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2011

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

The estimated fair value of grants of stock options and warrants to nonemployees of the Company is charged to expense, if applicable, in the consolidated financial statements. The Company did not issue any options or warrants during the three and six months ended June 30, 2011 and 2010.

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
JUNE 30, 2011

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)

The Company designates cash equivalents (consisting of money market funds) and investments in securities of publicly traded companies as Level 1. The total amount of the Company’s investment classified as Level 3 is de minimis.

The fair value of the Company’s debt as of June 30, 2011 and December 31, 2010 approximated their fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payable approximated fair value as of June 30, 2011 and December 31, 2010 because of the relative short term nature of these instruments. At June 30, 2011 and December 31, 2010, the fair value of the Company’s debt approximates carrying value. The fair value of the Company’s available for sale securities was $75,000 at June 30, 2011 and these securities are classified as Level 1.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2010, the FASB reached a consensus on the Milestone Method of Revenue Recognition which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We adopted the provisions of the guidance as of January 1, 2011 on a prospective basis. The prospective application had no impact on our consolidated financial statements for the three and six months ended June 30, 2011.

NOTE 4 – CAPITAL TRANSACTIONS

Capital transactions during the six months ended June 30, 2011 and 2010:

On January 1, 2011, the Company issued 1,000,000 shares of common stock to a consultant for services related to the Company's nanomedicine project with Senior Scientific, Inc.  The shares were valued at $60,000 or $0.06 per share based on the current fair value of such shares on the date of the consulting agreement.

On April 28, 2011, the Company issued 3,000,000 shares of common stock to a consultant for services.  The services are being rendered over a thirty-six months period commencing on January 1, 2011.  The shares were valued at $180,000 or $0.06 per share based on the current fair value of such shares on the date of the consulting agreement.  For the three and six months ended June 30, 2011, the Company expensed $15,000 and $30,000, respectively, with a prepaid consulting expense balance of $150,000 as of June 30, 2011.

On May 31, 2011, the Company issued 14,001,000 shares of common stock related to acquisition of Scientific Nanomedicine, Inc. and Senior Scientific, LLC, see Note 9 for further discussions.

For the six months ended June 30, 2010, the Company received $216,000 related to a private placement offering for shares of the Company’s common stock at a price of $0.08 per share for a total of 2,700,000 shares. The private placement offering originally provided for the offer and sale of up to 5,000,000 unregistered shares of the Company’s common stock which has been closed as of June 30, 2010 of which of total of 2,700,000 shares had been sold.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2011
NOTE 5 – INVESTMENTS

The Company made an investment in Novint Technologies Inc. (“Novint”) in 2001. The Company initially recorded its investment using the equity method of accounting and wrote down the investment to $-0- in 2004 as it recorded its proportionate share of Novint's net loss.

In prior years, the Company had significant control of Novint because of Mr. Maslow's position as a shareholder and board member of both the Company and Novint. Mr. Maslow resigned from the board of the Company in October 2007 and therefore the Company no longer has significant control of Novint. As of June 30, 2011 and December 31, 2010, the Company owned 1,075,648 shares of Novint common stock or approximately 3% and modified its accounting for the ownership position in accordance with FASB ASC 820. The fair value of the Novint shares was $75,000 and $65,000 as of June 30, 2011 and December 31, 2010, respectively.

The Company has an additional investment in Aprilis, Inc. which is accounted for at cost of $2,000 as of June 30, 2011 and December 31, 2010.

NOTE 6 – RELATED PARTY AND FORMER OFFICERS NOTES PAYABLE

In December 2007, the former Chief Operating Officer and former Chief Executive Officer collectively forgave $1,416,500 of their outstanding accrued salaries ($1,387,500) and note payable ($29,000) balances. The amount forgiven has been accounted for as contributed capital. Additionally, the Company repaid $5,000 of the former Chief Executive Officer’s note payable balance. The remaining unpaid notes payable balances totaling $995,000 at June 30, 2011 and December 31, 2010 comprised of loans payable due on demand of $450,000 and $545,000 to its former Chief Operating Officer and Chief Executive Officer, respectively.

The loans bore interest at 5.5% per annum and were initially due December 31, 2002 and have been mutually extended. Under the terms of the note extensions dated December 12, 2007, the loans bear interest at 5% per annum and are now due on demand. The Company has recorded interest expense for notes payable to these former officers of approximately $12,000 and $12,000, and $25,000 and $25,000 for the three and six months ended June 30, 2011 and 2010, respectively. Accrued interest related to these notes payable approximated $406,000 and $382,000 as of June 30, 2011 and December 31, 2010, respectively and is included in accrued liabilities, related parties.  As June 30, 2011, the noteholder has elected to rescind his right to call on this note.

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
(Unaudited)
JUNE 30, 2011
NOTE 8 – TECHNOLOGY SALE AND SUB-LICENSE AGREEMENT

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

The Company earned $343,000 and $343,000 and recorded such amount as revenue for the six months ended June 30, 2011 and 2010.  The amount received by the Company relates to services provided under the first element of the contract regarding additional services.  The Company earned service income for time that a consultant to the Company, Dr. Lowe, made himself available to Carpenter in accordance with the Technology Transfer Agreement.  The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period.  The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement). The cost of revenue totaling $56,000 and $75,000 for the six months ended June 30, 2011 and 2010 represents consulting fees paid to Dr. Lowe during the period.

NOTE 9 – ACQUISITION OF SCIENTIFIC NANOMEDICINE, INC. AND SENIOR SCIENTIFIC, LLC

On February 10, 2010 (“effective date”), the Company entered into Acquisition Option Agreement with and among Senior Scientific LLC, Edward R. Flynn, Ph.D and Scientific Nanomedicine, Inc. (“SNMI”) whereby the Company shall have the right to acquire 100% ownership of SNMI at any time during an Option Period of nine (9) months from the effective date of the Acquisition Option Agreement.  SNMI owns intellectual property in the nanomedicine technology field generally related to detection of biological materials, including detection and treatment of cancer and application to other areas of biology. The total consideration for the acquisition of SNMI pursuant to the Acquisition Option Agreement shall consist of $100,000 and 20,000,000 shares of the Company’s restricted common stock.  As of December 31, 2010, the Company had issued a total of 7,667,000 shares of the Company’s restricted common stock of which 6,000,000 shares of the total 7,667,000 shares issued were for the First Payment and partial Second Payment pursuant to the Acquisition Option Agreement.  The 1,667,000 shares of the total 7,667,000 shares issued were for payment in lieu of required cash payment of $100,000 required under Acquisition Option Agreement.  The value of the 7,667,000 shares issued totaling $460,000 or $0.06 per share (fair value at the effective date) was recorded as a deposit towards the purchase of SNMI under the Acquisition Option Agreement.  As of December 31, 2010, the Company has payments remaining pursuant to the Acquisition Option Agreement totaling 14,000,000 shares.

On May 31, 2011, the Company completed the remaining required restricted common stock consideration totaling 14,000,000 shares pursuant through an Agreement and Plan of Reorganization with Scientific Nanomedicine, Inc., thus completing the acquisition of 100% ownership of SNMI.  Concurrently, the Company entered and completed a Purchase Agreement with Senior Scientific, LLC, and Edward R. Flynn and Maureen A. Flynn to acquire 100% of the voting stock Senior Scientific, LLC in exchange for 1,000 shares of the Company’s common stock.

The acquisition of SNMI has been accounted for as an asset purchase since  SNMI has no tangible assets or liabilities and does not have the business inputs and outputs to be considered a business.  The purchase price totaling $1,300,000 (fair value of 21,667,000 shares of common stocks issued) has been allocated to in process research and development and will be amortized over 10 year period.

The acquisition of Senior Scientific, LLC has been accounted for as a purchased under the business combination rules.  Senior Scientific, LLC net assets totaling approximately $60,000 consisted of fixed assets and no liabilities.  The consideration of 1,000 shares of the Company’s common stock has been valued at $60,000 based on the identifiable fixed assets of Senior Scientific, LLC.

NOTE 10 – SUBSEQUENT EVENTS

In July 2011, the Company issued 2,307,692 shares of common stock pursuant to a consulting agreement, dated June 1, 2011, for consulting services.  The consulting agreement service period is for six months of which one month totaling $27,000 had been accrued for as June 30, 2011 as accrued expenses.  The value of the 2,307,692 shares issued pursuant to the consulting agreement totals $162,000 or $0.07 per share based on the fair market value of such shares on the date of the agreement.  The value of such shares will be expensed over the six months service period.

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

OVERVIEW

COMPANY HISTORY

Manhattan Scientifics, Inc., a Delaware corporation (formerly Grand Enterprises, Inc) (“Grand”) was established on July 31, 1992 and has four wholly-owned subsidiaries: Metallicum, Inc., (“Metallicum”), Tamarack Storage Devices, Inc. (“Tamarack”) and Teneo Computing, Inc. (“Teneo”) and Senior Scientific, LLC(collectively “the Company”).  Currently, Metallicum and Senior Scientific are the only operating subsidiaries; and Tamarack and Teneo are dormant.  On June 12, 2008, the Company acquired Metallicum, Inc, for 15,000,000 shares of Company’s common stock.

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

On May 31, 2011, we entered into an Agreement and Plan of Reorganization (“Nanomedicine Agreement”) by and among the Company, Scientific Nanomedicine, Inc. (“Nanomedicine”), Edward, R. Flynn (“Flynn”) and Edward R. Flynn and Maureen A. Flynn, as Co-Trustees of the Edward R. Flynn and Maureen A. Flynn Revocable Trust u/t/a dated 10/25/2006 (“Trust”); and entered into a Purchase Agreement (“Senior Scientific Agreement”) by and among the Company, Senior Scientific LLC, (“Senior Scientific”) and Flynn.

Under the Nanomedicine Agreement, the Company has agreed to purchase all of the common stock of Nanomedicine.  The purchase price for the common stock of Nanomedicine is 21,667,000 restricted shares of the Company’s voting common stock (less 7,667,000 shares already issued pursuant to the Acquisition Option Agreement, dated February 8, 2010 (“Option Agreement”), among the Company, Nanomedicine, Flynn and Senior Scientific.  Nanomedicine holds the commercial rights to technology and intellectual property with respect to the early detection of diseases using nanotechnologies owned by Nanomedicine.

Under the Senior Scientific Agreement, the Company has agreed to purchase all of the membership interests of Senior Scientific.  The purchase price for the membership interests of Senior Scientific is 1,000 restricted shares of the Company’s voting common stock.  Senior Scientific operates a research laboratory in New Mexico.

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

NANOMEDICINE

Our acquisition of Nanomedicine and Senior Scientific gives us the commercial rights to technology and intellectual property with respect to the detection and monitoring of diseases using nanotechnologies developed by Senior Scientific and now owned by Nanomedicine.  The technology is intended for the early detection of cancers, quantitative in vivo assessments of tumors, and similar applications with other diseases identifiable by cell surface markers,. The technology does not require surgery, biopsy, radioactivity, or exotically expensive instruments. Nanoparticles are introduced to the body, for example by intravenous injection. A sensitive magnetic instrument is used to magnetize and measure the nanoparticles that have bound to the specific targets  (e.g., cells of a specific type of cancer). Other tissues, bone, scars, etc. are all transparent to the magnetic fields used, so the technology can be used to image and measure tumors in places inaccessible to other tests, and tumors while they are still small enough to be treatable. The nanoparticles are nontoxic, and the magnetic instrument is not harmful or expensive, so the tests can be repeated as needed.

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

In January 2009, we entered into a patent license agreement with Los Alamos National Security, LLC for the exclusive licensing use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. Pursuant to such agreement we provided a non-refundable fee and 2,000,000 shares of our common stock with a fair market value of $33,000. Additionally, we pay an annual license fee of $10,000 starting in February 2010 and royalties on future net sales.

Target markets for the nanostructured metals include smaller medical implants and stronger and lighter space fasteners for the aerospace industry.  In December 2008, a manufacturing joint venture partner in Albuquerque, N.M. received U.S. Food and Drug Administration 510(k) clearance to market nanostructued titanium metal dental implants using our technology. This clearance positions us closer to our goal of commercializing our technology for nanostructured metals.  We are in talks with many of the key manufacturers of dental implants and have signed material testing agreements with several manufacturers.

In September 2009, the Company entered into a technology transfer agreement with Carpenter wherein Carpenter will fully develop, manufacture and market a new class of high strength metals under an exclusive license from Manhattan Scientifics and the Los Alamos National Laboratory.  The agreement with Carpenter does not cover aluminum and magnesium and the company is presently in talks with manufactures of both metals.  Until we sign contracts with other manufacturers, nearly all of our revenue will be generated from our sale of the technology to Carpenter.

On September 12, 2009, the Company entered into a contract with Carpenter Technology Corp. to sell certain nanostructured metal technologies acquired from Metallicum, Inc, its wholly owned subsidiary, to Carpenter and to provide sub-license rights to Carpenter covering license agreements that the Company has from Los Alamos Laboratories.  The agreement has two distinct elements: a sale and services agreement and a sub-license agreement.  The first element irrevocably transfers the field technology to Carpenter Technology Corporation and Carpenter may develop or use the technology for its own benefit.  Carpenter agreed to pay a sales price of $600,000 and pay royalties for products developed using this technology.  In addition, the Company will receive additional service income for assisting Carpenter in the production process.  These additional services were elective and do not affect the sale of the technology.  The second element of the agreement is a sub-license to Carpenter for patents (the LANS patents) that are licensed by the Company from  Los Alamos National Laboratories.  The sub-license agreement obligates Carpenter to pay the Company a running royalty on the sales of products that require a license to the LANS patents.  According to a recent presentation given by Carpenter to its shareholders, they are targeting medical and aerospace markets with a market size of greater than $100 million.

As of June 30, 2011 and December 31, 2010, the Company earned $2,030,000 and $1,687,000 from Carpenter.  The Company has received the following amounts from Carpenter:

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

The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period.  The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).The cost of revenue totaling $28,000 for the three months ended June 30, 2011 and $37,000 for the three months ended June 30, 2010, and $56,000 for the six months ended June 30, 2011 and $75,000 for the six months ended June 30, 2010, respectively, for the same period represents consulting fees paid to Dr. Lowe during the period.

NANOMEDICINE

Our subsidiary, Scientific Nanomedicine holds patented technologies that can use biosafe nanoparticles and sensitive magnetic sensors to detect and measure cancer cells in biopsies or in the human body. The technology is highly specific – it measures the exact type of cancer and does not generate false positive results from benign growths, calcifications, or other spurious signals that complicate current detection methods. It is also very sensitive – it can measure tumors that are 1000-times smaller than is possible with currently available techniques. This combination of features has the potential to revolutionize how cancer is detected and treated.

Conventional cancer treatment starts when a cancer has already grown to hundreds of millions of cells – large enough to be detectable by X-rays, ultrasound, or to cause external symptoms. Even then, distinguishing between benign conditions and cancer is difficult, resulting in missed cancers, exploratory surgeries or unnecessary treatment, and needless patient anxiety. Treatments tend towards “overkill,” since there are no effective methods to measure small changes in the cancer to reliably know when all cancer cells have been eliminated, or to detect metastases or recurrences before they are again large enough to be deadly. Cancer is a cellular phenomena, but conventional technology does not measure cells. The mismatch causes huge costs – we need to find and treat cancer cells, but current technology forces us to find shapes and remove or kill all kinds of cells. Billions of dollars each year are wasted, and many lives shattered or lost, because cancer is essentially invisible until it is big enough to cause problems.

Our technology makes possible the detection of specific cancer cells: physicians can select a broad range for initial diagnosis, or a single type for monitoring therapy or detecting metastases. Small quantities of biosafe nanoparticles with attached targeting agents are introduced into the patient where they “stick” only to the targeted cancer cells. A weak magnetic field is applied to magnetize the particles, and sensitive magnetic detectors count the number of particles that have stuck to cancer cells. Due to the highly specialized nature of both the nanoparticles and our detection device, only those particles stuck to their targeted cells are detected, making the results highly specific, objective (the results depend only on the cells, not a human interpretation of an image), and sensitive (only a few thousand cells are required, instead of hundreds of millions for conventional techniques).

Our technology makes possible improvements across a wide range of cancer fighting areas: detection of cancers years earlier; noninvasive, specific diagnosis after conventional screening; earlier, faster discovery of drugs; precise, personalized monitoring of therapy; detection of metastases while still treatable; and accurate monitoring of new therapies. Our technology has been proven in animal models using human cancer cells, in human trials using bone marrow biopsy samples, and is the subject of over 20 patent applications and14 peer-reviewed publications.  Our success will depend in part on its ability to obtain regulatory approvals required for human application of its technologies, both in the United States and other countries. There can be no assurance that such approvals will be obtained.

Our technology is a platform technology that has many possible applications. Our business model has been designed to fit these several applications, but, generally, the instrument will be placed at low cost, and recurring revenue realized on consumable targeted nanoparticles. Overall, we anticipate that our technology will be acquired or licensed by a large company once the first few applications are approved and in the market (if not before).

The total market for all applications of our technology is hard to estimate, given the breadth of the platform and our ability to develop the commercial application. Our expected development model anticipates first market entries in the United States may include the following (estimated number of procedures and market opportunities calculated from both publicly available sources and discussions with industry experts):

Procedure	Annual Number of Procedures	Gross Estimated Annual Market Opportunity
Noninvasive biopsy for breast cancer follow-up	600,000	$300 million
Noninvasive biopsy for ovarian cancer diagnosis	200,000	$100 million
Prostate cancer metastases tracking	240,000	$200 million

We have received interest from clinicians in applying our technology to other cancers and other stages of cancer therapy. The selection of the initial market entries will be informed by size of market, and by time and risk of regulatory requirements.  More than 100 million screening tests for cancer are performed each year in the US at a cost of over $14 billion. Ultimately, our technology has the potential to replace these screening tests or the more expensive, invasive tests that follow a positive screening result.

Regulatory approvals are required for applications of the technology in humans. Regulatory approval for in vivo applications may require demonstration that the targeted nanoparticles are safe for injection into humans, that the instrument is also safe, and that the resulting measurement provides information useful in assessing the state of a patient.  We believe that the constituent parts of the targeted nanoparticles have already been approved for injection in humans in other applications. Initial toxicology studies in cell cultures suggest that the combination of the parts into targeted nanoparticles is not toxic. Significant effort is still required to document these results under the laboratory and manufacturing practices that the FDA is likely to require. The instrument comprises passive sensors and a magnetizing system, which applies a magnetic field much less powerful than that already approved in other instruments. The correlation of the instrument reading to the underlying biological phenomena has been demonstrated in preclinical studies for selected cancer/antibody combinations. Significant effort is still required to demonstrate the translation of the preclinical results to human pilot studies. We are currently working on defining the projects required to secure regulatory approval.

To develop our technology, we are seeking $5 million in additional financing to: possibly place and support instruments at the request of collaborators at two of the leading cancer research and treatment centers in the United States; perform studies demonstrating the application of our technology to specific clinical needs; perfect and protect the intellectual property surrounding our instrument, our nanoparticles, and our clinical applications; and initiate the process of regulatory approval.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THREE MONTHS ENDED JUNE 30, 2010.

GROSS PROFIT. The $172,000 of revenue recognized for the three months ended June 30, 2011 related to service income and is equivalent to the $171,000 in revenue earned during the three months ended June 30, 2010. The Company earned service income for time that a consultant to the Company, Dr. Lowe, made himself available to Carpenter in accordance with the Technology Transfer Agreement. The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period.  The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).  The cost of revenue totaling $28,000 and $37,000 for the same periods represents consulting fees paid to Dr. Lowe during the period.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consists of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $581,000 for the three months ended June 30, 2011 compared with $435,000 for the three months ended June 30, 2010.  General and administrative expenses increased primarily as a result of costs incurred related to researching patents for Senior Scientific technology and costs associated with investor relations.

NET LOSS. Our net loss was $450,000 for three months ended June 30, 2011 compared to a net loss of $313,000 for the three months ended June 30, 2010. The increase in net loss resulted from higher general and administrative costs.

COMPREHENSIVE LOSS: Our comprehensive loss was $440,000 for three months ended June 30, 2011 compared to comprehensive loss of $377,000 for the three months ended June 30, 2010. The comprehensive loss was the result of a higher net loss in the second quarter of 2011 over the second quarter of 2010 and a $10,000 unrealized gain in the market value of our shares of Novint Technologies, Inc. (“Novint”) during the second quarter of 2011. As of June 30, 2011 and June 30, 2010, we owned 1,075,648 shares of common stock of Novint.  Novint had a quoted market price on the Pink Sheets of $0.07 as of June 30, 2011 and $0.14 as of June 30, 2010.

SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO SIX MONTHS ENDED JUNE 30, 2010.

GROSS PROFIT. The $343,000 of revenue recognized for the six months ended June 30, 2011 related to service income and is equivalent to the $343,000 in revenue earned during the six months ended June 30, 2010. The Company earned service income for time that a consultant to the Company, Dr. Lowe, made himself available to Carpenter in accordance with the Technology Transfer Agreement.  The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period.  The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement). The cost of revenue totaling $56,000 and $75,000 for the same periods represents consulting fees paid to Dr. Lowe during the period.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consists of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $1,012,000 for the six months ended June 30, 2011 compared with $748,000 for the six months ended June 30, 2010.  General and administrative expenses increased primarily as a result of costs incurred related to researching patents for Senior Scientific technology and costs associated with investor relations.

NET LOSS. Our net loss was $750,000 for six months ended June 30, 2011 compared to $505,000 for the six months ended June 30, 2010. The decrease in net loss resulted from higher gross profit partially offset by higher general and administrative costs.

COMPREHENSIVE LOSS: Our comprehensive loss was $740,000 for six months ended June 30, 2011 compared to $505,000 for the six months ended June 30, 2010. The increase in comprehensive loss was the result of a higher net loss in during the first six months of 2011 over the six months of 2010.

LIQUIDITY AND PLAN OF OPERATIONS

Stockholders’ equity totaled $470,000 on June 30, 2011 and the working capital was a deficit of $364,000 on such date.

At June 30, 2011, our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, and 1,075,648 shares of common stock of Novint; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

We had a decrease of $332,000 in cash and cash equivalents for the six months ended June 30, 2011, as a result of cash used in operating activities from an increase in our net loss.  For the six months ended June 30, 2011, cash used in operating activities was $332,000 compared to $300,000 used in operating activities for the six months ended June 30, 2010. The decrease in cash used in operating activities was primarily as a result of an increase in our net loss.  There was no cash used in investing and financing activities for the six months ended June 30, 2011.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, investor relations services, public relations services, bookkeeping services, consultant services, and rent; and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of June 30, 2011, we had $723,000 in cash.

To develop our technology, we are seeking $5 million in additional financing to: possibly place and support instruments at the request of collaborators at two of the leading cancer research and treatment centers in the United States; perform studies demonstrating the application of our technology to specific clinical needs; perfect and protect the intellectual property surrounding our instrument, our nanoparticles, and our clinical applications; and initiate the process of regulatory approval.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by us to have a material impact on our present or future consolidated financial statements.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. A significant estimate includes the carrying value of our patents, fair value of our common stock, assumptions used in calculating the value of stock options, depreciation and amortization.

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

The estimated fair value of grants of stock options and warrants to nonemployees of the Company is charged to expense, if applicable, in the consolidated financial statements. The Company did not issue any options or warrants during the three and six months ended June 30, 2011 and 2010.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that they believe that our disclosure controls and procedures were not effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management identified the weaknesses discussed below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the consolidated financial statements will not be prevented or detected. Although the Company does not process many transactions, management identified material weaknesses during its assessment of internal controls over financial reporting as of June 30, 2011:

As of June 30, 2011, we had one full-time employee in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting.  As a result, there is a lack of proper segregation of duties and expertise necessary to insure that all transactions are accounted for accurately and in a timely manner.

Further, we do not have an audit committee.  An audit committee would improve oversight in the establishment and monitoring of required internal controls and procedures.

(b)	Changes In Internal Control Over Financial Reporting
During the quarter ended June 30, 2011, the Company prepared written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions There were no other changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2011, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our consolidated financial statements.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2011, the Company issued 3,000,000 shares of common stock to a consultant for services.  The shares were valued at $180,000 or $0.06 per share based on the current fair value of such shares on the date of the consulting agreement.

During the three months ended June 30, 2011, the Company issued 14,001,000 shares of common stock related to an Agreement and Plan of Reorganization with Scientific Nanomedicine, Inc., Edward R. Flynn and Edward R. Flynn and Maureen A. Flynn, as Co-Trustees of the Edward R. Flynn and Maureen A. Flynn Revocable Trust u/t/a dated 10/25/2006 (“Trust”); and entered into a Purchase Agreement (“Senior Scientific Agreement”) by and among the Company, Senior Scientific LLC, (“Senior Scientific”) and Flynn.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. (Removed and Reserved)

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

Index to Exhibits

31.1	Certification of Chief Executive Officer under Rule 13(a) — 14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer under Rule 13(a) — 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Lables Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of August, 2011.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer