Form 10-Q
period 2011-09-30
MANHATTAN SCIENTIFICS INC
filed 2011-11-14
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934
For the fiscal quarter ended September 30, 2011

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

There were 435,603,618 shares outstanding of registrant’s common stock, par value $.001 per share, as of November 11, 2011.

TABLE OF CONTENTS

	PART I
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	1
	Unaudited Consolidated Statements of Operations and Other Comprehensive Income for the three months and nine months ended September 30, 2011 and September 30, 2010	2
	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010	3
	Condensed Notes to Unaudited Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	12
Item 3	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4	Controls and Procedures	19
	PART II
Item 1.	Legal Proceedings	20
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3	Defaults Upon Senior Securities	20
Item 4.	(Removed and Reserved)	20
Item 5.	Other Information	20
Item 6.	Exhibits	20
SIGNATURES		21

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$257,000	$1,055,000
Investments-available for sale	43,000	65,000
Prepaid expenses and other assets	199,000	86,000
Total current assets	499,000	1,206,000

Property and equipment	55,000	-
Investments	2,000	2,000
Intellectual property, net	1,487,000	257,000
Deposit on Acquisition Option Agreement	-	460,000
Other asset	2,000	2,000
TOTAL ASSETS	$2,045,000	$1,927,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$233,000	$271,000
Accrued interest and expenses — related parties	365,000	327,000

Note payable to former officers	450,000	450,000
Note payable — other	33,000	33,000
Total current liabilities	1,081,000	1,081,000

Long-term liabilities
Note payable, related party	545,000	545,000
Accrued interest, related party	224,000	230,000
Total long-term liabilities	769,000	775,000
Total liabilities	1,850,000	1,856,000

Commitments and Contingencies:	—	—

STOCKHOLDERS’ EQUITY
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares; issued and outstanding — none	—	—
Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding	—	—
Series C convertible, redeemable, authorized 14,000 shares; issued and none outstanding	—	—
Common, authorized 500,000,000 shares, 435,603,618 and 411,769,926 shares issued, and outstanding, respectively	436,000	412,000
Additional paid-in-capital	54,663,000	52,726,000
Other accumulated comprehensive income	43,000	65,000
Accumulative deficit	(54,947,000)	(53,132,000)

Total stockholder’s equity	195,000	71,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,045,000	$1,927,000

See notes to unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenue	$171,000	$172,000	$514,000	$515,000
Cost of revenue	28,000	38,000	84,000	113,000
Gross profit	143,000	134,000	430,000	402,000

Operating costs:
General and administrative expenses	1,196,000	459,000	2,208,000	1,169,000

Total operating costs and expenses	1,196,000	459,000	2,208,000	1,169,000

Loss from operations before other income and expenses	(1,053,000)	(325,000)	(1,778,000)	(767,000)

Other income and (expenses):
Interest and other expenses	(12,000)	(13,000)	(37,000)	(38,000)

NET LOSS	(1,065,000)	(338,000)	(1,815,000)	(805,000)

Comprehensive income (loss):
Unrealized gain (loss) on available for sale investments	(32,000)	(54,000)	(22,000)	(54,000)

COMPREHENSIVE LOSS	$(1,097,000)	$(392,000)	$(1,837,000)	$(859,000)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares outstanding	433,820,027	401,385,535	421,753,953	399,678,201

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See notes to unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,815,000)	$(805,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	455,000	95,000
Stock based compensation related to vesting of stock warrants	408,000	105,000
Depreciation and amortization	76,000	25,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	86,000	64,000
Unbilled revenue	-	54,000
Accounts payable and accrued expenses	(38,000)	113,000
Accrued interest and expenses—related parties	32,000	85,000

Net cash used in operating activities;	(796,000)	(264,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(2,000)	—

Net cash used by investing activities	(2,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	-	231,000

Net cash provided by financing activities	-	231,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(798,000)	(33,000)
Cash and cash equivalents, beginning of period	1,055,000	362,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$257,000	$329,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—

Income taxes paid	$—	$—

Non-cash investing activities:
14,000,000 shares of common stock issued for acquisition of Scientific Nanomedicine, Inc.	$840,000	$—
1,000 shares of common stock issued for the acquisition of Senior Scientific, LLC	$60,000	$—
Prepaid expenses paid with 5,832,692 shares of common stock not yet expensed	$199,000	$—

See notes to unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2011

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

Operating results for the three and nine months period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2011

NOTE 2 – ORGANIZATION AND OPERATIONS (Continued)

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
(Unaudited)
SEPTEMBER 30, 2011

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represents its fair value. The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At September 30, 2011 and December 31, 2010, accumulated amortization was $96,000 and $75,000, respectively. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At September 30, 2011 and December 31, 2010, accumulated amortization was $9,000 and $7,000, respectively. Under the terms of the agreement the Company began paying an annual license fee of $10,000 starting in February 2010 and, may be required to pay royalties, as defined, to the licensors.

In 2010, the Company entered into the Acquisition Option Agreement and Nanomedicine Agreement for the purchase of Nanomedicine, which holds the commercial rights to technology and intellectual property with respect to early detection of diseases using nanotechnologies. The purchase price was $1,300,000 based on the fair market value of 21,667,000 shares of common stock issued. The value attributable to agreement has been fully allocated to intellectual property which is being amortized over the period of its estimated benefit period of 10 years. At September 30, 2011, accumulated amortization was $44,000.

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
SEPTEMBER 30, 2011

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

The estimated fair value of grants of stock options and warrants to nonemployees of the Company is charged to expense, if applicable, in the consolidated financial statements. The Company issued an option for 6,000,000 shares during the three and nine months ended September 30, 2011 (see Note 4) and none during the three and nine months ended September 30, 2010.

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

The fair value of the Company’s debt as of September 30, 2011 and December 31, 2010 approximated their fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payable approximated fair value as of September 30, 2011 and December 31, 2010 because of the relative short term nature of these instruments. At September 30, 2011 and December 31, 2010, the fair value of the Company’s debt approximates carrying value. The fair value of the Company’s available for sale securities was $43,000 at September 30, 2011 and these securities are classified as Level 1.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2011

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2010, the FASB reached a consensus on the Milestone Method of Revenue Recognition which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We adopted the provisions of the guidance as of January 1, 2011 on a prospective basis. The prospective application had no impact on our consolidated financial statements for the three and nine months ended September 30, 2011.

NOTE 4 – CAPITAL TRANSACTIONS

Capital transactions during the nine months ended September 30, 2011 and 2010:

On January 1, 2011, the Company issued 1,000,000 shares of common stock to a consultant for services related to the Company's nanomedicine project with Senior Scientific, Inc. The shares were valued at $60,000 or $0.06 per share based on the current fair value of such shares on the date of the consulting agreement.

On April 28, 2011, the Company issued 3,000,000 shares of common stock to a consultant for services. The services are being rendered over a thirty-nine months period commencing on January 1, 2011. The shares were valued at $180,000 or $0.06 per share based on the current fair value of such shares on the date of the consulting agreement. For the three and nine months ended September 30, 2011, the Company expensed $15,000 and $30,000, respectively, with a prepaid consulting expense balance of $150,000 as of September 30, 2011.

On May 31, 2011, the Company issued 14,001,000 shares of common stock related to acquisition of Scientific Nanomedicine, Inc. and Senior Scientific, LLC, see Note 9 for further discussions.

On August 5, 2011, the Company awarded the Chief Executive Officer an option for 6,000,000 shares of common stock vesting immediately, exercise price of $0.07 per share, and 10 year life.  The fair value of this option award totaled $408,000 based on the Black-Scholes option pricing model using the following assumptions: 10 year term; volatility rate of 135%; and discount rate of 2.5%.

On August 8, 2011, the Company issued 525,000 shares of common stock for public relations services.  The services are being rendered over a twelve months period commencing on January 1, 2011.  The shares were valued at $42,000 or $0.08 per share based on the current fair value of such shares on the date of the public relations services agreement.  For the three and nine months ended September 30, 2011, the Company expensed $32,000 with a prepaid consulting expense balance of $10,000 as of September 30, 2011.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2011

On August 28, 2011, the Company issued a total of 3,000,000 shares of common stock (2,000,000 shares to a director of the Company and 1,000,000 shares to a consultant).  The shares were valued at $210,000 or $0.07 per share based on the current fair value of such shares on the date of the award.

For the nine months ended September 30, 2010, the Company received $216,000 related to a private placement offering for shares of the Company’s common stock at a price of $0.08 per share for a total of 2,700,000 shares. The private placement offering originally provided for the offer and sale of up to 5,000,000 unregistered shares of the Company’s common stock which has been closed as of September 30, 2010 of which of total of 2,700,000 shares had been sold.

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

In prior years, the Company had significant control of Novint because of Mr. Maslow's position as a shareholder and board member of both the Company and Novint. Mr. Maslow resigned from the board of the Company in October 2007 and therefore the Company no longer has significant control of Novint. As of September 30, 2011 and December 31, 2010, the Company owned 1,075,648 shares of Novint common stock or approximately 3% and modified its accounting for the ownership position in accordance with FASB ASC 820. The fair value of the Novint shares was $43,000 and $65,000 as of September 30, 2011 and December 31, 2010, respectively.

The Company has an additional investment in Aprilis, Inc. which is accounted for at cost of $2,000 as of September 30, 2011 and December 31, 2010.

NOTE 6 – RELATED PARTY AND FORMER OFFICERS NOTES PAYABLE

In December 2007, the former Chief Operating Officer and former Chief Executive Officer collectively forgave $1,416,500 of their outstanding accrued salaries ($1,387,500) and note payable ($29,000) balances. The amount forgiven has been accounted for as contributed capital. Additionally, the Company repaid $5,000 of the former Chief Executive Officer’s note payable balance. The remaining unpaid notes payable balances totaling $995,000 at September 30, 2011 and December 31, 2010 comprised of loans payable due on demand of $450,000 and $545,000 to its former Chief Operating Officer and Chief Executive Officer, respectively.

The loans bore interest at 5.5% per annum and were initially due December 31, 2002 and have been mutually extended. Under the terms of the note extensions dated December 12, 2007, the loans bear interest at 5% per annum and are now due on demand. The Company has recorded interest expense for notes payable to these former officers of approximately $12,000 and $12,000, and $36,000 and $36,000 for the three and nine months ended September 30, 2011 and 2010, respectively. Accrued interest related to these notes payable approximated $418,000 and $382,000 as of September 30, 2011 and December 31, 2010, respectively and is included in accrued liabilities, related parties. As September 30, 2011, the noteholder has elected to rescind his right to call on this note.

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
SEPTEMBER 30, 2011

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

The Company earned $514,000 and $515,000 and recorded such amount as revenue for the nine months ended September 30, 2011 and 2010. The amount received by the Company relates to services provided under the first element of the contract regarding additional services. The Company earned service income for time that a consultant to the Company, Dr. Lowe, made himself available to Carpenter in accordance with the Technology Transfer Agreement. The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement). The cost of revenue totaling $84,000 and $113,000 for the nine months ended September 30, 2011 and 2010 represents consulting fees paid to Dr. Lowe during the period.

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2011

NOTE 10 – SUBSEQUENT EVENTS

In October 2011, the Company issued a convertible promissory note for a total of  up to $300,000, of which $200,000 had been received.  The convertible promissory note has no stated interest rate and is  convertible into shares of common stock at a conversion price equal to 67% of the fair market value of the Company’s common stock provided that the conversion price shall not be less than the fair market value of the common stock on the issuance date.  Additionally, the note holder shall receive a warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.05 per share.

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

OVERVIEW

COMPANY HISTORY

Manhattan Scientifics, Inc., a Delaware corporation (formerly Grand Enterprises, Inc) (“Grand”) was established on July 31, 1992 and has four wholly-owned subsidiaries: Metallicum, Inc., (“Metallicum”), Tamarack Storage Devices, Inc. (“Tamarack”) and Teneo Computing, Inc. (“Teneo”) and Senior Scientific, LLC (collectively “the Company”). Currently, Metallicum and Senior Scientific are the only operating subsidiaries; and Tamarack and Teneo are dormant. On June 12, 2008, we acquired Metallicum, Inc, for 15,000,000 shares of our common stock. On May 31, 2011, we completed the acquisition of 100% ownership of SNMI. Concurrently, we entered and completed a Purchase Agreement with Senior Scientific, LLC, and Edward R. Flynn and Maureen A. Flynn to acquire 100% of the voting stock Senior Scientific, LLC in exchange for 1,000 shares of our common stock.

Manhattan Scientifics, Inc.'s business model capitalizes on inventions and technology from which profits are created through licensing. MSI is dedicated to maximizing value for its shareholders by identifying, supporting, patenting and marketing technical innovation by harvesting top technologies to bring products to the marketplace.

We emphasize novel technology in the nanomedicine space with the potential to be disruptive and the ability to establish sustainable businesses.. Nanotechnology is the use and manipulation of matter on an atomic and molecular scale. To achieve this goal, we continue to identify emerging technologies through strategic alliances with scientific laboratories, educational institutions, scientists and leaders in industry and government. We have a long standing relationship with Los Alamos Laboratories in New Mexico.

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

As of September 30, 2011 and December 31, 2010, the Company earned $2,030,000 and $1,687,000 from Carpenter. The Company has received the following amounts from Carpenter:

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

The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).The cost of revenue totaling $28,000 for the three months ended September 30, 2011 and $37,000 for the three months ended September 30, 2010, and $56,000 for the nine months ended September 30, 2011 and $75,000 for the nine months ended September 30, 2010, respectively, for the same period represents consulting fees paid to Dr. Lowe during the period.

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

In 2011, we purchased Scientific Nanomedicine and Senior Scientific to acquire their technology. Since October 1, 2009, Scientific Nanomedicine and Senior Scientific have filed for over twenty patents.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010.

GROSS PROFIT. The $171,000 of revenue recognized for the three months ended September 30, 2011 related to service income and is comparable to the $172,000 in revenue earned during the three months ended September 30, 2010. The Company earned service income for time that a consultant to the Company, Dr. Lowe, made himself available to Carpenter in accordance with the Technology Transfer Agreement. The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement). The cost of revenue totaling $28,000 and $38,000 for the same periods represents consulting fees paid to Dr. Lowe during the period.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consists of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $1,196,000 for the three months ended September 30, 2011 compared with $459,000 for the three months ended September 30, 2010. General and administrative expenses increased primarily as a result of costs incurred related to operating a laboratory for Senior Scientific, researching patents for Senior Scientific technology and costs associated with investor relations.

NET LOSS. Our net loss was $1,065,000 for three months ended September 30, 2011 compared to a net loss of $338,000 for the three months ended September 30, 2010. The increase in net loss resulted from higher general and administrative costs.

COMPREHENSIVE LOSS: Our comprehensive loss was $1,097,000 for three months ended September 30, 2011 compared to comprehensive loss of $392,000 for the three months ended September 30, 2010. The comprehensive loss was the result of a higher net loss in the second quarter of 2011 over the second quarter of 2010 and a $32,000 unrealized loss in the market value of our shares of Novint Technologies, Inc. (“Novint”) during the third quarter of 2011. As of September 30, 2011 and September 30, 2010, we owned 1,075,648 shares of common stock of Novint. Novint had a quoted market price on the Pink Sheets of $0.04 as of September 30, 2011 and $0.09 as of September 30, 2010.

NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2010.

GROSS PROFIT. The $514,000 of revenue recognized for the nine months ended September 30, 2011 related to service income and is comparable to the $515,000 in revenue earned during the nine months ended September 30, 2010. The Company earned service income for time that a consultant to the Company, Dr. Lowe, made himself available to Carpenter in accordance with the Technology Transfer Agreement. The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement). The cost of revenue totaling $84,000 and $113,000 for the same periods represents consulting fees paid to Dr. Lowe during the period.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consists of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $2,208,000 for the nine months ended September 30, 2011 compared with $1,169,000 for the nine months ended September 30, 2010. General and administrative expenses increased primarily as a result of costs incurred related to operating a laboratory for Senior Scientific, researching patents for Senior Scientific technology and costs associated with investor relations.

NET LOSS. Our net loss was $1,815,000 for nine months ended September 30, 2011 compared to $805,000 for the nine months ended September 30, 2010. The decrease in net loss resulted from higher gross profit partially offset by higher general and administrative costs.

COMPREHENSIVE LOSS: Our comprehensive loss was $1,837,000 for nine months ended September 30, 2011 compared to $859,000 for the nine months ended September 30, 2010. The increase in comprehensive loss was the result of a higher net loss in during the first nine months of 2011 over the nine months of 2010.

LIQUIDITY AND PLAN OF OPERATIONS

Stockholders’ equity totaled $195,000 on September 30, 2011 and the working capital was a deficit of $595,000 on such date.

At September 30, 2011, our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, and 1,075,648 shares of common stock of Novint; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

We had a decrease of $798,000 in cash and cash equivalents for the nine months ended September 30, 2011, as a result of cash used in operating activities from an increase in our net loss. For the nine months ended September 30, 2011, cash used in operating activities was $796,000 compared to $264,000 used in operating activities for the nine months ended September 30, 2010. The decrease in cash used in operating activities was primarily as a result of an increase in our net loss. There was no cash used in investing and financing activities for the nine months ended September 30, 2011.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, investor relations services, public relations services, bookkeeping services, consultant services, and rent; and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of September 30, 2011, we had $257,000 in cash.

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

The estimated fair value of grants of stock options and warrants to nonemployees of the Company is charged to expense, if applicable, in the consolidated financial statements. The Company did not issue any options or warrants during the three and nine months ended September 30, 2011 and 2010.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that they believe that our disclosure controls and procedures were not effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management identified the weaknesses discussed below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the consolidated financial statements will not be prevented or detected. Although the Company does not process many transactions, management identified material weaknesses during its assessment of internal controls over financial reporting as of September 30, 2011:

As of September 30, 2011, we had one full-time employee in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties and expertise necessary to insure that all transactions are accounted for accurately and in a timely manner.

Further, we do not have an audit committee. An audit committee would improve oversight in the establishment and monitoring of required internal controls and procedures.

(b)	Changes In Internal Control Over Financial Reporting

During the quarter ended September 30, 2011, the Company prepared written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions There were no other changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2011, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our consolidated financial statements.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 8, 2011, the Company issued 525,000 shares of common stock for public relations services.  The shares were valued at $42,000 or $0.08 per share based on the current fair value of such shares on the date of the public relations services agreement.

On August 28, 2011, the Company issued a total of 3,000,000 shares of common stock (2,000,000 shares to a director of the Company and 1,000,000 shares to a consultant).  The shares were valued at $210,000 or $0.07 per share based on the current fair value of such shares on the date of the award.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2011.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer