Form 10-K
period 2011-12-31
MANHATTAN SCIENTIFICS INC
filed 2012-03-30
CIK 1099132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

MANHATTAN SCIENTIFICS, INC.

(Name of small business issuer in its charter)

Delaware	000-28411	85-0460639
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

405 Lexington Avenue, 26th Floor, New York, New York, 10174
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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2011 was $22,863,620.  For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of March 30, 2012 there were 446,058,609 shares of common stock of the issuer issued and outstanding.

PART I

Forward Looking Statements

This Form 10-K contains "forward-looking" statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which we may participate, competition within our chosen industry, including competition from much larger competitors, technological advances, our ability to obtain approval from the FDA or other governmental agencies and the failure by us to successfully develop business relationships. In addition, these forward-looking statements are subject, among other things, to our successful completion of the research and development of our technologies; successful commercialization and mass production of, among other things, the advanced materials, the nanomedicine, the haptics, and the micro fuel cell and mid-range fuel cells; successful protection of our licensed patents; and effective significant industry competition from various entities whose research and development, financial, sales and marketing and other capabilities far exceeds ours. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

COMPANY HISTORY

Manhattan Scientifics, Inc., a Delaware corporation, was established on July 31, 1992 and has three operating wholly-owned subsidiaries: Metallicum, Inc., (“Metallicum”), Senior Scientific LLC (“Senior Scientific”), and Scientific Nanomedicine, Inc. (“Scientific Nanomedicine” or “SNMI”).  The Company’s goal is to nurture visionary technologies into life changing success stories and Metallicum, Senior Scientific and Scientific Nanomedicine are pursuing that goal.

Manhattan Scientifics, Inc., operates as a technology incubator that seeks to acquire, develop and commercialize life-enhancing technologies in various fields, with emphasis in the areas of nanotechnology.  Nanotechnology is the use and manipulation of matter on an atomic and molecular scale.  To achieve this goal, the Company continues to identify emerging technologies through strategic alliances with scientific laboratories, educational institutions, scientists and leaders in industry and government.  The Company and its executives have a long standing relationship with Los Alamos Laboratories in New Mexico.

ACQUISITIONS

In June 2008, we acquired Metallicum, Inc. (“Metallicum”) and its licensed patented technology.  We entered into a stock purchase agreement with Metallicum, Inc. to acquire all of the outstanding capital in exchange for 15,000,000 shares of our common stock.  An additional 15,000,000 shares of our common stock will be payable to Metallicum in the event of meeting certain milestones. At December 31, 2011, one milestone was met.  Metallicum was granted an exclusive license by The Los Alamos National Laboratory on patents related to nanostructured metals.  In September 2009, we entered into a technology transfer agreement and sale with Carpenter Technology Corporation, (“Carpenter”) wherein Carpenter will fully develop, manufacture and market a new class of high strength metals.  We earn annual revenues from these agreements and we expect to earn licensing royalties when Carpenter begins selling using our licensed technology.

On May 31, 2011, we entered into an Agreement and Plan of Reorganization to acquire Senior Scientific and Scientific Nanomedicine.  The total purchase price was 21,668,000 restricted shares of our common stock (less 7,667,000 shares previously issued pursuant to an option agreement. As a result of this acquisition, we own patented technologies that can use biosafe nanoparticles and sensitive magnetic sensors to detect and measure cancer cells in biopsies or in the human body with the potential to revolutionize how cancer is detected and treated.

ADVANCED METALS

Our licensed proprietary process will enable our commercial partners the ability to build super-strength metals and alloys to make products that weigh far less than in the past and without significant cost premiums.  In September 2009, the Company entered into a technology transfer agreement and sale with Carpenter Technology Corporation, (“Carpenter”).   Pursuant to these revenue generating agreements, Carpenter will fully develop, manufacture and market a new class of high strength metals.  Metallicum intends to establish other manufacturing partner relationships witj significant customers in the medical device and prosthetics industries.

NANOMEDICINE

Our acquisition of Senior Scientific and Scientific Nanomedicine gives us the commercial rights to technology and intellectual property with respect to the detection and monitoring of diseases using nanotechnologies. The technology is intended for the early detection of cancers, quantitative in vivo assessments of tumors, and similar applications with other diseases identifiable by cell surface markers. The technology does not require surgery, biopsy, radioactivity, or exotically expensive instruments. Nanoparticles are introduced to the body, for example, by intravenous injection. A sensitive magnetic instrument is used to magnetize and measure the nanoparticles that have bound to the specific targets (e.g., cells of a specific type of cancer). Other tissues, bone, scars, etc. are all transparent to the magnetic fields used, so the technology can be used to image and measure tumors in places inaccessible to other tests, and tumors while they are still small enough to be treatable. The nanoparticles are nontoxic, and the magnetic instrument is not harmful or expensive, so the tests can be repeated as needed.  The following bullet points summarize management's current beliefs with respect to the benefits and commercialization of our nanomedicine technology:

•	Our technology can detect cancer at a mass of 100,000 cells, and is currently being programmed to detect down to 12,000 cells;
•	After development for commercial use – our technology may detect cancer before stage one -- down to "a few thousand cells";
•
Our technology uses patented device now known as SQUID (superconducting quantum interference device) which we hope to develop for commercialization along with the nanoparticles that will be used to detect cancer;

•	MD Anderson Cancer Center signed on for a preclinical trial of our magnetic nanoparticle technology in August 2011;
•	There is revenue potential from lab/animal research and from human medical applications;
•	FDA approval may not be needed for lab/animal uses; and
•	Since biosafe nanoparticles are already in use-there may be a shortened FDA approval process for human medical applications.

Similar to our agreement with Carpenter, we plan to license our technology to a pharmaceutical or medical device company who will use the technology for non-invasive cancer biopsies and screenings.

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

•
Fuel Cell Technology - Micro fuel cell technology, which is designed to become an ultra efficient miniature electricity generator that converts hydrogen into electricity by chemical means, for portable electronic devices, including cellular telephones, as a substitute for lithium ion and other batteries in common use today.  Mid-range fuel cell technology, which is an ultra efficient medium-size electricity generating device that converts hydrogen into electricity, with potential applications including personal transportation, cordless appliances, power tools, wheelchairs, bicycles, boats, emergency home generators, military field communications and laptop computers.

We are not presently using our resources to develop these technologies but will take advantage of opportunities to commercialize and monetize these technologies. We are also seeking to develop corporate opportunities to benefit our shareholders.

 OUR DEVELOPMENT MODEL

Our goal has been to influence the future through the development of potentially life changing technologies. Our business model is to: (i) identify significant technologies, (ii) acquire them or the rights to them, (iii) secure the services of inventors, engineers or other staff who were instrumental in their creation, (iv) provide or contract for suitable work facilities, laboratories, and other aids where appropriate, (v) prototype the technologies to demonstrate "proof of principle" feasibility, (vi) secure patent and or other intellectual property protection, (vii) secure early customers for product trials where feasible and appropriate, and (viii) commercialize through licenses, sales or cooperative efforts with other manufacturing and distribution firms.

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

DESCRIPTION OF TECHNOLOGIES

ADVANCED MATERIALS

Our business model is based on licensing metals technology to metals manufacturers. Although competing commercial products are provided by existing specialty metals companies, the only competing processes for creating nanostructured metals are either limited or cannot be economically scaled.  Metallicum does not yet face direct competition, but expects competition will emerge as the metal is commercialized.

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

In September 2009, the Company entered into a contract with Carpenter Technology Corp. to sell certain nanostructured metal technologies acquired from Metallicum, Inc, its wholly owned subsidiary, to Carpenter and to provide sub-license rights to Carpenter covering license agreements that the Company has from Los Alamos Laboratories.  The agreement has two distinct elements: a sale and services agreement and a sub-license agreement.  The first element irrevocably transfers the field technology to Carpenter Technology Corporation and Carpenter may develop or use the technology for its own benefit.  Carpenter agreed to pay a sales price of $600,000 and pay royalties for products developed using this technology.  In addition, the Company will receive additional service income for assisting Carpenter in the production process.  These additional services were elective and do not affect the sale of the technology.  The second element of the agreement is a sub-license to Carpenter for patents (the LANS patents) that are licensed by the Company from  Los Alamos National Laboratories.  The sub-license agreement obligates Carpenter to pay MSI a running royalty on the sales of products that require license to the LANS patents.

As of December 31, 2011 and 2010, the Company recorded $686,000 and $1,686,000 as revenue for the years ended December 31, 2011 and 2010.  The Company has received the following amounts from Carpenter:

•	During the year ended December 31, 2009, the Company received $0.6 million for the sale of certain technology;
•
During the years ended December 31, 2009, 2010 and 2011, the Company received from Carpenter $0.6 million of income for assisting with development of the technology and is recognizing the income over the term of the Agreement.

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

To develop our technology, we are seeking $3-$5 million in additional financing to: possibly place and support instruments at the request of collaborators at two of the leading cancer research and treatment centers in the United States; perform studies demonstrating the application of our technology to specific clinical needs; perfect and protect the intellectual property surrounding our instrument, our nanoparticles, and our clinical applications; and initiate the process of regulatory approval.

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

On May 31, 2011, we entered into an Agreement and Plan of Reorganization to acquire Senior Scientific and Scientific Nanomedicine.  With the acquisition, we now have

•	3 U.S. patents issued/allowed;
•	4 PCT applications for:
•	Cell detection using targeted nanoparticles and magnetic properties thereof,
•	Detection, measurement, and imaging of cells such as cancer and other biologic substances using targeted ,nanoparticles and magnetic properties thereof,
•	Nonsurgical determination of organ transplant condition, and
•	Methods and apparatuses for the localization and treatment of cancer;
•	5 U.S. utility applications;
•	19 U.S. provisional applications;
•	Confidential nanoparticle production, marker conjugation methods, and analysis techniques; and
•	Analysis and data acquisition software copyrights

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

With respect to our nanomedicine technology, our cancer detection technology will face competition primarily from companies such as Abbott Laboratories Inc., Cepheid Inc., Philips, GE Healthcare, Siemens, Gen-Probe Incorporated, MDxHealth SA, EpiGenomics AG, Roche Diagnostics and Sequenom, Inc.  We plan, however, to enter into partnerships with the aforementioned companies to develop our technology

Competitors may successfully challenge our licensed technology, produce similar products that do not infringe our licensed technology or produce products  in countries where we have not applied for intellectual property protection.  Many of these competitors may have longer operating histories and significantly greater financial, marketing and other resources than we have. Furthermore, competitors may introduce new products that address our potential markets. Competition could have a material adverse effect on our business, financial condition and results of our operations.

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

CUSTOMERS AND SUPPLIERS

For the years ended December 31, 2011 and 2010, all of our revenue was generated by one customer, Carpenter Technology Corporation.  We did not have any significant suppliers.

EMPLOYEES

As of December 31, 2011, we had one full-time employee in general management. We do not expect any significant change in the total number of employees in the near future. Most of our research and development work has been performed by employees of our various research and development independent contractors (see below). We have historically indirectly funded the salaries of these individuals through our contract research and development payments to their employers. Although not technically our employees, we have considered these individuals to be an integral part of our research and development team.  None of our employees or contractors is members of any union or collective bargaining organization. We consider our relationships with our employee and our independent contractor employees to be good.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE OUR NEW TECHNOLOGIES WHICH WOULD RESULT IN CONTINUED LOSSES.

We are currently developing new technologies and a commercial product. We have generated our first revenues but we are unable to project when we will achieve regular profitability, if at all. As is the case with any new technology, we expect the development process to continue. We cannot assure that our resources will be able to develop and commercialize our technology fast enough to meet market requirements. We can also not assure that our technology will gain market acceptance and that we will be able to overcome obstacles, such as potential FDA approvals. The failure to successfully develop and commercialize the technologies would result in continued losses and may require us to curtail operations.

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

OUR MANAGEMENT IS ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER ALL MATTERS REQUIRING SHAREHOLDER APPROVAL.

Our existing directors and executive officers are the beneficial owners of approximately 18% of the outstanding shares of common stock, excluding stock options and warrants. As a result, our existing directors, executive officers, principal shareholders and their respective affiliates, if acting together, would be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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

ALL OF OUR CURRENT REVENUE IS GENERATED FROM ONE CUSTOMER.

For the year ended December 31, 2011, all of our revenue was generated by one customer , Carpenter Technology Corporation.  If Carpenter Technology Corporation was unable to satisfy its obligations under our agreements, it would materially impact our revenue, net income and financial position.

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

As of December 31, 2011, our certificate of incorporation, as amended, authorizes us to issue 500,000,000 shares of common stock. If we are not able to increase our authorized capital, we may not be able to raise additional funds or pay service providers which could be harmful to our business or cause us to cease operations altogether.

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

ITEM 2. DESCRIPTION OF PROPERTIES

Our principal executive office is at 405 Lexington Avenue, 26th Floor, New York, New York, 10174. We lease approximately 300 square feet of office space on a month-to-month basis. The aggregate annual rent for this office space was $3,000 in 2010.  We believe our facilities are adequate for our current and planned business operations.

ITEM 3. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of December 31, 2011, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements other than the litigation described above which was subsequently settled.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Beginning on July 8, 2009, our Common Stock began quotations, and is currently being quoted, on the OTC Bulletin Board under the symbol MHTX.OB.  From May 2007 to July 2009, our common stock was quoted on the OTC Pink Sheets under the symbol “MHTX.PK” after being removed from trading on the Over-The-Counter Bulletin Board.  The following table sets forth for the periods indicated, the high and low per share bid information for our common stock for the fiscal years ended December 31, 2011 and December 31, 2010, as reported by www.otcmarkets.com. Such high and low bid information reflects inter-dealer quotes, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

2011
First Quarter	$0.105	$0.062
Second Quarter	$0.083	$0.049
Third Quarter	$0.080	$0.035
Fourth Quarter	$0.070	$0.042

2010
First Quarter	$0.121	$0.080
Second Quarter	$0.093	$0.060
Third Quarter	$0.070	$0.059
Fourth Quarter	$0.108	$0.058

As of March 30, 2012, we had 634 registered shareholders and 446,058,609 shares of Common Stock issued and outstanding.

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

2011

On January 1, 2011, the Company issued 1,000,000 shares of common stock to a consultant for services related to the Company's nanomedicine project with Senior Scientific, Inc. The shares were valued at $60,000 or $0.06 per share based on the current fair value of such shares on the date of the consulting agreement.

On April 28, 2011, the Company issued 3,000,000 shares of common stock to a consultant for services. The services are being rendered over a thirty-nine months period commencing on January 1, 2011. The shares were valued at $180,000 or $0.06 per share based on the current fair value of such shares on the date of the consulting agreement. For the year ended December 31, 2011, the Company expensed $45,000 with a prepaid consulting expense balance of $135,000 as of December 31, 2011.

On May 31, 2011, the Company issued 14,001,000 shares of common stock related to acquisition of Scientific Nanomedicine, Inc. and Senior Scientific, LLC, see Note 11 for further discussions.

On August 8, 2011, the Company issued 525,000 shares of common stock for public relations services.  The services are being rendered over a twelve months period commencing on January 1, 2011.  The shares were valued at $42,000 or $0.08 per share based on the current fair value of such shares on the date of the public relations services agreement.  For the year ended December 31, 2011, the Company expensed $42,000.

On August 28, 2011, the Company issued a total of 3,000,000 shares of common stock (2,000,000 shares to a director of the Company and 1,000,000 shares to a consultant).  The shares were valued at $210,000 or $0.07 per share based on the current fair value of such shares on the date of the award.

On December 2, 2011, the Company issued 2,000,000 shares of common stock to an individual for cash totaling $100,000 or $0.05 per share.

On December 5, 2011, the Company issued 2,454,991 shares of common stock for legal services over a period of six months.  The shares were valued at $150,000 or $0.08 per share based on the current fair value of such shares on the date of the legal service agreement.  As of December 31, 2011, $25,000 of the total value of these shares has been expensed with $125,000 recorded as prepaid expenses which will be expensed over the service period of legal service agreement.

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

Securities Authorized for Issuance under Equity Incentive Plans

In November 2004, our Board of Directors adopted the 2004 Consultant Stock Plan (the "2004 Plan"). The purpose of this 2004 Consultant Stock Plan is to advance our interests by helping us obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock. We reserved 2,000,000 shares of our Common Stock for awards to be made under the 2004 Plan. We filed a registration statement on Form S-8 with the SEC on November 26, 2004 to register the shares underlying the 2004 plan. The 2004 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee, or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2004 Plan. The number of shares under the 2004 Plan available for grant at December 31, 2011 was 500,000.

On May 9, 2005, our Board of Directors adopted the 2005 Equity Compensation Plan (the "2005 Plan"). The purpose of this Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success, by offering them an opportunity to participate in the our future performance through awards of Options, the right to purchase Common Stock and Stock Bonuses. We reserved 10,000,000 shares of our Common Stock for awards to be made under the 2005 Plan. The 2005 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee, or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2005 Plan. We filed a registration statement on Form S-8 with the SEC on June 8, 2005 to register the shares underlying the 2005 plan. The number of shares under the 2005 Plan available for grant at December 31, 2011 was 4,868,763.

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2011.

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

Exercise prices and weighted-average contractual lives of 30,950,000 stock options, issued outside of the incentive equity plans, outstanding as of December 31, 2011 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01	25,000,000	5.68	0.01	25,000,000	0.01
0.07	6,000,000	9.58	0.07	6,000,000	0.07
0.02	3,000,000	1.32	0.02	3,000,000	0.02
0.05	1,500,000	1.79	0.05	1,500,000	0.05
0.06	1,200,000	3.38	0.06	1,200,000	0.06

The fair value for options granted were determined using the Black-Scholes option-pricing model.  At December 31, 2010, the 36,700,000 outstanding options had an aggregate intrinsic value of $1,835,000.

The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2011.

	Warrants	Weighted average Exercise Price
Outstanding as of December 31, 2009	4,477,000	$0.03
Issued/Vested	1,523,000	0.09
Cancelled/Expired	0
Outstanding as of December 31, 2010	6,000,000	0.07
Issued/Vested	2,000,000	0.07
Cancelled/Expired	0
Outstanding as of December 31, 2011	8,000,000	0.07

Date	Number of Warrants	Exercise Price	Contractual Life	Number of Shares Exercisable
October 11, 2007	3,200,000	.01	9 years	3,200,000
November 9, 2007	800,000	.01	9 years	800,000
September 8, 2009	312,000	.10-.25	3 years	312,000
November 1, 2009	1,688,000	.15-.30	3 years	1,688,000
October 21, 2011	2,000,000	0.07	2 years	2,000,000
	8,000,000			8,000,000

The fair value for warrants granted were determined using the Black-Scholes option-pricing model.  During the year ending December 31, 2011, warrants for 2,000,000 shares were granted associated with a convertible note payable with an exercise price of $0.07 per share, see Note 5 for additional discussions.  For the year ended December 31, 2010, there were no warrants granted.

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

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010.

REVENUES. The Company earned $687,000 and $1,686,000 and recorded such amount as revenue for the years ended December 31, 2011 and 2010.  Pursuant to the contract with Carpenter Technology Corp, we agreed to sell certain nanostructured metal technologies to Carpenter and to provide sub-license rights to Carpenter covering license agreements that the Company has from Los Alamos Laboratories.  The agreement has two distinct elements: a sale and services agreement and a sub-license agreement.

The Company has received the following amounts from Carpenter:

•	During the year ended December 31, 2009, the Company received $0.6 million for the sale of certain technology;

•
During the year ended December 31, 2009, the Company received from Carpenter $0.6 million of income for assisting with the development of the technology and is recognizing this income over the term of the Agreement.

•	During the year ended December 31, 2009, the Company, received a $1,000,000 one-time payment for satisfying a performance obligation under the Technology Transfer Agreement

The Company recognized the sales revenue upon transfer of the technology and satisfying the performance obligation and will recognize the service income over the term of the agreement.  The royalty income will be recognized as products are developed using the field technology or sub-license.

EXPENSES:  The following chart summarizes our operating expenses and other income and expenses as described below:

	Year ended December 31,
	2011	2010
General and administrative expenses	2,541,000	1,520,000
Research and development	204,000	28,000
Total operating costs and expenses	2,745,000	1,548,000
Net interest expense	117,000	50,000

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses were $2,541,000 for the year ended December 31, 2011 versus general and administrative expenses of $1,520,000 for the year ended December 31, 2010, an overall increase of $1,021,000.  General and administrative expenses increased primarily as a result of increased stock based compensation ($513,000) related to an officer stock option award and consultants stock compensation, and research and development ($176,000).

NET LOSS. We reported a net loss of $2,287,000 for the year ended December 31, 2011 versus a net loss of $43,000 for the year ended December 31, 2010, an overall increase in net loss of $2,244,000, principally resulting from a combination of lower recognized revenues from our technology transfer agreement and increased general and administrative expenses.

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

Our working capital was $108,000 on December 31, 2011.  The decrease from December 31, 2010 was primarily the result of increased spending on developing our technologies.  Stockholders’ equity totaled $37,000 on December 31, 2011, a decrease from a surplus of $71,000 on December 31, 2010 as a result of increased net losses during 2011.  Although, we anticipate we may sell additional common stock and issue shares and/or options in exchange for services, we anticipate that in 2012 revenues from our technology transfer agreements will cover our entire overhead and the cost of our operations for the next year.

At December 31, 2011, our primary assets include cash of $157,000, account receivable of $171,000, prepaid expenses of $244,000, and the value of our intellectual property of $1,447,000.

We had a decrease of $898,000 in cash and cash equivalents for the year ended December 31, 2011, as a result of cash used in our operating activities.

For the year ended December 31, 2011, cash used in operating activities was $1,196,000 compared to $462,000 of cash provided by operating activities for the year ended December 31, 2010.  The decrease in cash was primarily as a result of a higher net loss of $2,244,000 in 2011.  The net loss for the year ended December 31, 2011, however, did  include non-cash items such as common stock issued for services.  In 2011, the Company issued 12,288,000 shares of common stock for consultant services totaling $804,000 and stock option award to an officer totaling $408,000.

We do not expect any significant change in the total number of employees in the near future. We intend to continue to identify and target appropriate technologies for possible acquisition or licensing over the next 12 months, although we have no agreements regarding any such technologies as of the date hereof.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including rent, payroll, investor relations services, bookkeeping services and consultant services and (2) variable expenses, including technology research and development, milestone payments, intellectual property protection, utilities and telephone, office supplies, additional consultants, legal and accounting. As of December 31, 2011, we had $157,000 in cash. We intend to satisfy our capital requirements and cost of our operations for the next 12 months from our cash, revenues from our technology transfer agreements and sale of additional securities to fund research for our nanomedicine projects.

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

On May 31, 2011, we entered into an Agreement and Plan of Reorganization to acquire Senior Scientific and Scientific Nanomedicine.  The total purchase price was 21,668,000 restricted shares of our common stock (less 7,667,000 shares previously issued pursuant to an option agreement. As a result of this acquisition, we own patented technologies that can use biosafe nanoparticles and sensitive magnetic sensors to detect and measure cancer cells in biopsies or in the human body with the potential to revolutionize how cancer is detected and treated.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Manhattan Scientifics, Inc.

We have audited the accompanying consolidated balance sheets of Manhattan Scientifics, Inc.  (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manhattan Scientifics, Inc. at December 31, 2011 and 2010, and the results of its operations, stockholders’ equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

PMB Helin Donovan, LLP

San Francisco, California

March 29, 2012

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$157,000	$1,055,000
Account receivable	171,000	-
Investments-available for sale	32,000	65,000
Prepaid expenses and other assets	244,000	86,000
Total current assets	604,000	1,206,000

Investments	2,000	2,000
Property and equipment, net	50,000	-
Intellectual property, net	1,447,000	257,000
Deposit on Acquisition Option Agreement	-	460,000
Other asset	2,000	2,000
Total assets	$2,105,000	$1,927,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$252,000	$271,000
Accrued interest and expenses -,related parties	365,000	327,000
Note payable to former officers	450,000	450,000
Notes payable – other	225,000	33,000
Total current liabilities	1,292,000	1,081,000

Long-term Liabilities
Note payable, related party	545,000	545,000
Accrued interest, related party	231,000	230,000
Total long-term liabilities	776,000	775,000
Total liabilities	2,068,000	1,856,000

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525	-	-
shares; issued and outstanding - none
Series B convertible, authorized 250,000 shares; 49,999 shares issued and	-	-
Outstanding
Series C convertible, redeemable, authorized 14,000 shares;	-	-
issued and outstanding - none
Common, authorized 500,000,000 shares, 440,058,609 and 411,769,926 shares issued and outstanding, respectively	440,000	412,000
Additional paid-in-capital	54,984,000	52,726,000
Other accumulated comprehensive income	32,000	65,000
Accumulated deficit	(55,419,000)	(53,132,000)
Total stockholders' equity	37,000	71,000

Total liabilities and stockholders' equity	$2,105,000	$1,927,000

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	Year Ended December 31,
	2011	2010

Revenue	$687,000	$1,686,000
Cost of revenues	112,000	131,000
Gross profit	575,000	1,555,000

Operating costs and expenses:
General and administrative	2,541,000	1,520,000
Research and development	204,000	28,000
Total operating costs and expenses	2,745,000	1,548,000

Gain (loss) from operations before other income and expenses	(2,170,000)	7,000

Other income and expenses:
Interest and other expenses	(117,000)	(50,000)

NET LOSS BEFORE INCOME TAXES	$(2,287,000)	$(43,000)

Income tax	-	-

NET LOSS AFTER INCOME TAXES	$(2,287,000)	$(43,000)

Other comprehensive income:
Unrealized loss on available for sale investments	(33,000)	(86,000)

COMPREHENSIVE LOSS	$(2,320,000)	$(129,000)

BASIC LOSS PER COMMON SHARE:
Weighted average number of common shares
outstanding	425,578,607	401,924,304

Basic loss per common share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For The Years Ended December 31, 2011 And 2010

	Preferred Stock
	$.001 Par Value		Common Stock		Additional	Other
	Series B		$.001 Par Value		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance December 31, 2009	49,999	$-	397,452,926	$398,000	$51,692,000	$151,000	$(53,089,000)	$(848,000)

Issuance of shares for cash			2,950,000	3,000	228,000			231,000
Issuance of shares related to required deposit on Acquisition Option Agreement			7,667,000	7,000	453,000			460,000
Issuance of shares for services			3,700,000	4,000	231,000			235,000
Vesting of stock warrants					122,000			122,000
Comprehensive loss						(86,000)		(86,000)
Net loss							(43,000)	(43,000)

Balance December 31, 2010	49,999	$-	411,769,926	$412,000	$52,726,000	$65,000	$(53,132,000)	$71,000

Issuance of shares for cash			2,000,000	2,000	98,000			100,000
Issuance of shares related to acquisition of Senior Scientific and Scientific Nanomedicine			14,001,000	14,000	885,000			899,000
Issuance of shares for services Rendered			12,287,683	12,000	792,000			804,000
Recognition of debt discount on warrants associated with debt					75,000			75,000
Stock option award – fully vested					408,000			408,000
Comprehensive loss						(33,000)		(33,000)
Net loss							(2,287,000)	(2,287,000)

Balance December 31, 2011	49,999	$-	440,058,609	$440,000	$54,984,000	$32,000	$(55,419,000)	$37,000

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,287,000)	$(43,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	480,000	235,000
Stock options issued for services	408,000	122,000
Depreciation and amortization	121,000	33,000
Changes in:
Accounts receivable	(171,000)	-
Prepaid expenses and other assets	166,000	(3,000)
Acounts payable	67,000	52,000
Accrued interest and expenses,related parties	20,000	66,000

Net cash provided by (used in) operating activities	(1,196,000)	462,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,000)	-

Net cash used in investing activities	(2,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	200,000	-
Proceeds from issuance of common stock, net of offering costs	100,000	231,000

Net cash provided by financing activities	300,000	231,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(898,000)	693,000
Cash and cash equivalents, beginning of period	1,055,000	362,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$157,000	$1,035,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 14,001,000 common shares for acquisition of Senior Scientific and Scientific Nanomedicine	$899,000	$-
Recognition of debt discount on warrants associated with debt	$75,000	$-
Issuance of 7,667,000 common shares related to deposit for Acquisition Option Agreement	$-	$460,000
Issuance of 2,000,000 common shares related to licensing agreement	$-	$-
Issuance of 2,200,000 common shares for prepaid expenses	$-	$-
Exercise of options for 2,025,000 common shares on a cashless basis	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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
DECEMBER 31, 2011 AND 2010

NOTE 1 – ORGANIZATION AND OPERATIONS (Continued)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS

BASIS OF CONSOLIDATION:

The consolidated financial statements include the accounts of Manhattan Scientific, Inc. and its wholly owned subsidiaries Tamarack, Teneo and Metallicum. All significant intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements include the operating activities of Metallicum, Inc. for the years ended December 31, 2011 and 2010.

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

CASH CONCENTRATION:

 The Company’s cash accounts are fully insured at December 31, 2011 and 2010.

PROPERTY AND EQUIPMENT:

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes (generally 3 to 7 years, using the straight-line method for financial statement purposes)  Depreciation expense for the year ended December 31, 2011 was $12,000.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)

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

INTANGIBLE ASSETS:

License Agreements
In 2008, the Company obtained licenses to the rights of certain patents regarding nano-structured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represents its fair value.  The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At December 31, 2011 and 2010, accumulated amortization was $104,000 and $75,000. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys.  The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued.  The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At December 31, 2011 and 2010, accumulated amortization was $10,000 and $7,000. Under the terms of the agreement the Company is required to pay an annual license fee of $10,000 starting in February 2010 and, may be required to pay royalties, as defined, to the licensors.

In 2011, the Company acquired Scientific Nanomemdicine, Inc. which holds the commercial rights to technology and intellectual property with respect to the early detection of diseases using nanotechnologies.  The acquisition of Scientific Nanomedicine, Inc. has been accounted for as an asset purchase since this company had no tangible assets or liabilities and did not have the business inputs and outputs to be considered a business.  The purchase price totaling $1,300,000 (fair value of 21,667,000 shares of common stocks issued) has been allocated to in process research and development and is being amortized over its estimated benefit period of 10 years.  At December 31, 2011, accumulated amortization was $77,000.

INCOME TAXES:

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)

BASIC AND DILUTED LOSS PER SHARE:

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

RESEARCH AND DEVELOPMENT:

Research and development costs are expensed as incurred and amounted to $204,000 and $28,000 for the years ended December 31, 2011 and 2010.

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

REVENUE RECOGNITION:

To date the only revenue generated is from the sale of field technology developed by Metallicum related to the Company’s nanotechnology, services provided and sample materials (See Note 10).

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)

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

The fair value of the Company’s debt as of December 31, 2011 and 2010 approximated their fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of December 31, 2011 and 2010 because of the relative short term nature of these instruments. At December 31, 2011 and 2010, the fair value of the Company’s debt approximates carrying value. The fair value of the Company’s available for sale securities was $32,000 and $65,000 at December 31, 2011 and 2010, respectively, and these securities are classified as Level 1.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income. In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-12 only defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. Both ASUs are effective for interim and annual periods beginning after December 15, 2011. Our adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which provides entities testing goodwill for impairment to now have an option of performing a qualitative assessment before having to calculate the fair value of a reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. This ASU is effective for fiscal years beginning after December 15, 2011. Our adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which converges common fair value measurement and disclosure requirements in accordance with GAAP and International Financial Reporting Standards, or IFRS. This ASU is effective for interim and annual periods beginning after December 15, 2011. Our adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

NOTE 3 – INVESTMENTS

The Company made an investment in Novint Technologies Inc. (“Novint”) in 2001. The Company initially recorded its investment using the equity method of accounting and wrote down the investment to $-0- in 2004 as it recorded its proportionate share of Novint's net loss.

In prior years, the Company had significant control of Novint because of Mr. Maslow's position as a shareholder and board member of both the Company and Novint. Mr. Maslow resigned from the board of the Company in October 2007 and therefore the Company no longer has significant control of Novint. As of December 31, 2011 and 2010, the Company owned 1,075,648 shares of Novint common stock or approximately 3% and modified its accounting for the ownership position in accordance with FASB ASC 820. The fair value of the Novint shares was $32,000 and $65,000 as of December 31, 2011 and 2010, respectively.

The Company has an additional investment in Aprils, Inc. which is accounted for at a cost of $2,000.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 4 – RELATED PARTY AND FORMER OFFICERS NOTES PAYABLE

In December 2007, the former Chief Operating Officer and former Chief Executive Officer collectively forgave $1,416,500 of their outstanding accrued salaries ($1,387,500) and note payable ($29,000) balances.  The amount forgiven has been accounted for as contributed capital.  Additionally, the Company repaid $5,000 of the former Chief Executive Officer’s note payable balance.  The remaining unpaid notes payable balances totaling $995,000 at December 31, 2011 and 2010 comprised of loans payable of $450,000 and $545,000 to its former Chief Operating Officer and Chief Executive Officer, respectively.

The loans bore interest at 5.5% per annum and were initially due December 31, 2002 and have been mutually extended.  Under the terms of the note extensions dated December 12, 2007, the loans bear interest at 5% per annum and are now due.  The Company has recorded interest expense for notes payable to these former officers of approximately $50,000 and $50,000 for the years ended December 31, 2011 and 2010, respectively.  Accrued interest related to these notes payable approximated $432,000 and $382,000 as of December 31, 2011 and 2010, respectively and is included in accrued liabilities, related parties.

The related party note payable of $545,000 and its accrued interest have been classified to long term at December 31, 2011 and 2010 to long-term because the holder has waived his right to call the note and related interest until after March 31, 2013.

NOTE 5 –NOTE PAYABLE – OTHER

On October 21, 2011, the Company issued a convertible note for up to $300,000 of which $200,000 was received as of December 31, 2011.  The note has a maturity date of April 21, 2012, noninterest bearing and convertible in the Company’s common stock at a conversion price of 67% of the fair value of the Company’s common stock upon the date of conversion notice.  Additionally, the note holder on the $200,000 amount received is entitled to a warrant for 2,000,000 shares of the Company’s common stock with an exercise price of $0.05 and 2 year life.  The conversion feature to the note payable has been accounted for as an original issue discount approximating $98,000 which will be accreted over the maturity life of the note.  The warrant associated with the note has been accounted for as a debt discount with an approximate value of $101,000 which has been allocated to the note’s fully accrete value of $298,000 (original note amount plus original debt discount) on proportionate basis which amounted to $75,000.  The warrant value of $98,000 was determined using the Black-Scholes option pricing model based on the following assumptions: 2 year term; volatility rate of 135%; and discount rate of 2.5%.  As of December 31, 2011, the has recorded an expense associated with original debt discount of $38,000 and expense associated with the debt discount (warrants) of $29,000.  Accordingly, the carrying net value of this note at December 31, 2011 totals $192,000, comprising of $200,000 (original face value) plus accreted original debt discount of $38,000 less amortized debt discount of $46,000.

During the years ended December 31, 2005 and 2004, the Company issued convertible notes in the amount of $33,000. The notes had a one year maturity date, are noninterest bearing and upon maturity convertible at the current per share price. These notes have not been paid and are currently in default.

NOTE 6 – CAPITAL TRANSACTIONS

Preferred Stock

The Company has a total of 1,000,000 shares of authorized preferred shares which are segregated into three classes of preferred stock.

The Company has 182,525 authorized shares of convertible, redeemable, 10 percent cumulative, Class A, Preferred Stock with $0.001 par value. One Class A, Preferred share is convertible into 50 restricted common share and will be entitled to the number of votes equal to the number of shares of common stock into which such holder’s shares of Series A Preferred stock could be converted at the time of the vote. Class A, Preferred Stock is redeemable by the Company at $15 per share.  Upon liquidation the holders of Series A Preferred stock will be entitled to be paid out of the assets available for distribution of the corporation an amount equal to $10 per share, before any payment will be made to the common shareholders.  As of December 31, 2011 and 2010, no shares of Preferred Stock were issued and outstanding.

The Company has 250,000 authorized shares of Class B, Preferred Stock with $0.001 par value.  As of December 31, 2011 and 2010, 49,999 shares of Preferred Stock were issued and outstanding.  Series B preferred shares are convertible at a rate of 1 Series B preferred share to 10 common shares.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 6 – CAPITAL TRANSACTIONS (Continued)

The Company has 14,000 authorized shares of redeemable, convertible, Class C, Preferred Stock with $100 stated value.  Class C, Preferred Stock is not entitled to receive dividends unless dividends are paid on common stock.  Upon liquidation Class C, Preferred Stock shall be treated as if it were converted to common stock prior to liquidation. Class C, Preferred Stock is convertible at $100 divided by the 10 day average closing price of common stock.  The Class C, Preferred Stock is redeemable by the Company at the stated value. As of December 31, 2011 and 2010, no shares of Preferred Stock were issued and outstanding.

The Company has 553,475 shares undesignated blank check preferred stock, $0.001 par value, authorized, none outstanding.  The preferred shares are to be issued in such series and to have such rights, preferences, and designation as determine by the Board of Directors of the Company.

Common Stock

The Company has a total of 500,000,000 shares of authorized common shares.  As of December 31, 2011 and 2010, 425,578,607 and 411,769,926 shares of common stock were issued and outstanding, respectively.

Stocks issued during 2011

On January 1, 2011, the Company issued 1,000,000 shares of common stock to a consultant for services related to the Company's nanomedicine project with Senior Scientific, Inc. The shares were valued at $60,000 or $0.06 per share based on the current fair value of such shares on the date of the consulting agreement.

On April 28, 2011, the Company issued 3,000,000 shares of common stock to a consultant for services. The services are being rendered over a thirty-nine months period commencing on January 1, 2011. The shares were valued at $180,000 or $0.06 per share based on the current fair value of such shares on the date of the consulting agreement. For the year ended December 31, 2011, the Company expensed $45,000 with a prepaid consulting expense balance of $135,000 as of December 31, 2011.

On May 31, 2011, the Company issued 14,001,000 shares of common stock related to acquisition of Scientific Nanomedicine, Inc. and Senior Scientific, LLC,  valued at $899,000, see Note 11 for further discussions.

On August 8, 2011, the Company issued 525,000 shares of common stock for public relations services.  The services are being rendered over a twelve months period commencing on January 1, 2011.  The shares were valued at $42,000 or $0.08 per share based on the current fair value of such shares on the date of the public relations services agreement.  For the year ended December 31, 2011, the Company expensed $42,000.

On August 28, 2011, the Company issued a total of 3,000,000 shares of common stock (2,000,000 shares to a director of the Company and 1,000,000 shares to a consultant).  The shares were valued at $210,000 or $0.07 per share based on the current fair value of such shares on the date of the award.

On December 2, 2011, the Company issued 2,000,000 shares of common stock to an individual for cash totaling $100,000 or $0.05 per share.

On December 5, 2011, the Company issued 2,454,991 shares of common stock for legal services over a period of six months.  The shares were valued at $150,000 or $0.08 per share based on the current fair value of such shares on the date of the legal service agreement.  As of December 31, 2011, $25,000 of the total value of these shares has been expensed with $125,000 recorded as prepaid expenses which will be expensed over the service period of legal service agreement.

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
DECEMBER 31, 2011 AND 2010

NOTE 6 – CAPITAL TRANSACTIONS (Continued)

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

In November 2010, the Company issued 7,667,000 shares of common stock related to an Acquisition Option Agreement, as further discussed in Note 11, with total value of $460,000.

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 6 – CAPITAL TRANSACTIONS (Continued)

On August 5, 2011, the Company awarded the Chief Executive Officer an option for 6,000,000 shares of common stock vesting immediately, exercise price of $0.07 per share, and 10 year life.  The fair value of this option award totaled $408,000 based on the Black-Scholes option pricing model using the following assumptions: 10 year term; volatility rate of 135%; and discount rate of 2.5%.

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2011, the most recently completed fiscal year.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	30,649,763
Total	—	—	30,649,763

A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable
Outstanding as of December 31, 2009	31,560,000			31,560,000
Expired	(610,000)	2.25-2.40	2.37	(610,000)
Outstanding as of December 31, 2010	30,950,000			30,950,000
Granted	6,000,000	0.07	0.07	6,000,000
Expired	(250,000)	0.39	0.39	(250,000)
Outstanding as of December 31, 2011	36,700,000			36,700,000

Exercise prices and weighted-average contractual lives of 36,700,000 stock options outstanding as of December 31, 2011 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01	25,000,000	5.68	0.01	25,000,000	0.01
0.07	6,000,000	9.58	0.07	6,000,000	0.07
0.02	3,000,000	1.32	0.02	3,000,000	0.02
0.05	1,500,000	1.79	0.05	1,500,000	0.05
0.06	1,200,000	3.38	0.06	1,200,000	0.06

The fair value for options granted were determined using the Black-Scholes option-pricing model.

At December 31, 2011, the 36,700,000 outstanding options had an aggregate intrinsic value of $1,835,000.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 6 – CAPITAL TRANSACTIONS (Continued)

Warrants:
The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2011.

	Warrants	Weighted average Exercise Price
Outstanding as of December 31, 2009	4,477,000	$0.03
Issued/Vested	1,523,000	0.09
Cancelled/Expired	0
Outstanding as of December 31, 2010	6,000,000	0.07
Issued/Vested	2,000,000	0.07
Cancelled/Expired	0
Outstanding as of December 31, 2011	8,000,000	0.07

Date	Number of Warrants	Exercise Price	Contractual Life	Number of Shares Exercisable
October 11, 2007	3,200,000	.01	9 years	3,200,000
November 9, 2007	800,000	.01	9 years	800,000
September 8, 2009	312,000	.10-.25	3 years	312,000
November 1, 2009	1,688,000	.15-.30	3 years	1,688,000
October 21, 2011	2,000,000	0.07	2 years	2,000,000
	8,000,000			8,000,000

The fair value for warrants granted were determined using the Black-Scholes option-pricing model.  As of December 31, 2011, warrants for 2,000,000 shares were granted associated with a convertible note payable with an exercise price of $0.07 per share, see Note 5 for additional discussions.  For the year ended December 31, 2010, there were no warrants granted.

NOTE 7 – INCOME TAXES

The provision for income taxes on the statements of operations consists of $-0- for each of the years ended December 31, 2011 and 2010.  Deferred tax assets are comprised of the following at December 31:

	2011	2010
Net operating loss carryforward	$9,552,000	$8,937,000
Temporary differences	5,277,000	4,922,000
Less valuation allowance	(14,829,000)	(13,859,000)
Deferred tax asset, net	-	-

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. At December 31, 2011 and 2010, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2011 and 2010, net operating loss carryforwards were approximately $37,428,000 and $35,141,000, respectively, for federal tax purposes that expire at various dates from 2012 through 2030 and for state tax purposes expire in 2012 through 2021.

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state regulations. The annual limitation may result in the expiration of substantial net operating loss carryforwards before utilization.

For December 31, 2011 and 2010, the provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2011 and 2010) to income taxes as follows:

	2011	2010
Tax benefit computed at 34%	$615,000	$24,000
Change in valuation allowance	(970,000)	(73,000)
Change in carryovers and tax attributes	355,000	49,000
Income tax provision	-	-

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 8 – COMMITMENTS

Operating Leases
The Company’s principal executive offices in New York are leased on a month to month basis for $500 per month.  For each of the years ended December 31, 2011 and 2010, rent expense was $6,000.

Litigation
The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business.  As of December 31, 2011 and 2010, the Company was not party to any material litigation, claims or suit whose outcome could have material effect to the financial statements.

License Agreement
As discussed in Note 2, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys.  Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.  The license rights also require the Company to meet certain milestones.  Twelve months from the effective date of the license rights agreement Manhattan will initiate negotiations with at least five companies regarding manufacture and distribution of licensed products.  Within twenty-four months Manhattan will establish capability for manufacturing a licensed product in New Mexico and within thirty-six months Manhattan will either manufacture a licensed product or close a sublicense agreement, or initiate a request for required government approval for a licensed product.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

In connection with the Metallicum acquisition, the Company has agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with FASB ASC 805, the Company does not accrue contingent consideration obligations prior to the attainment of the objectives. At December 31, 2011, maximum potential future consideration pursuant to such arrangements, to be resolved over the following years, is the potential issuance of 15 million restricted shares of the Company’s common stock having a current approximate value of $750,000. Any such payments would result in increases in intangible assets.

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

Upon achieving milestones 1 and 2 Metallicum will receive 6,000,000 shares of common stock. Upon achieving each milestone 3, 4 and 5 Metallicum shareholders will receive 3,000,000 shares of common stock for each milestone reached.  As of December 31, 2011, the Company has so far only achieved milestone 1.

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

Metallicum will receive revenue from the transfer of nanostructured metal from Metallicum to Danlin equal to 10% of the revenue from the sales of BASIC dental implants that are made from the supplied nanostructured metal. As of December 31, 2011, Metallicum has received approximately $1,000 of income related to the sales of BASIC dental implants.

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
DECEMBER 31, 2011 AND 2010

NOTE 10– TECHNOLOGY TRANSFER AGREEMENT AND SUB-LICENSE AGREEMENT

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

As of December 31, 2011 and 2010, the Company earned $686,000 and $1,687,000, respectively, and recorded such amount as revenue for the years ended December 31, 2011 and 2010.  The amount received by the Company relates to services provided under the first element of the contract regarding additional services.  The Company earned service income for time that a consultant to the Company, Dr. Lowe, made himself available to Carpenter in accordance with the Technology Transfer Agreement.   The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period.  The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement). The cost of revenue totaling $112,000 and $131,000 for the years ended December 31, 2011 and 2010, respectively, relates to consulting fees paid to Dr. Lowe during the period.

NOTE 11 – ACQUISITION OF SCIENTIFIC NANOMEDICINE, INC. AND SENIOR SCIENTIFIC, LLC

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

The acquisition of Senior Scientific, LLC has been accounted for as a purchase under the business combination rules. Senior Scientific, LLC net assets totaling approximately $60,000 consisted of fixed assets and no liabilities. The consideration of 1,000 shares of the Company’s common stock has been valued at $60,000 based on the identifiable fixed assets of Senior Scientific, LLC.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 12– SUBSEQUENT EVENTS

In January 2012, the Company received $100,000 related to the convertible note discussed in Note 5.  The convertible promissory note has no stated interest rate and is convertible into shares of common stock at a conversion price equal to 67% of the fair market value of the Company’s common stock provided that the conversion price shall not be less than the fair market value of the common stock on the issuance date.  Additionally, the note holder related to the $100,000 portion shall receive a warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.07 per share.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting as or December 31, 2011:

Resources: As of December 31, 2011, we had one full-time employee in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages and biographical information of each of our directors and executive officers as of December 31, 2011 are set forth below. There are no existing family relationships between or among any of our executive officers or directors.

NAME	AGE	POSITION
Emmanuel Tsoupanarias	59	Chairman of the Board, President and Chief Executive Officer
Leonard Friedman	74	Secretary and Director
Frank Georgiou	61	Director
Chris Theoharis	59	Director
Larry Schatz	65	Director
Marvin Maslow	74	Chairman Emeritus

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

MARVIN MASLOW served as the CEO of Manhattan Scientifics from January 1998 until November 2007. From June 1990 through September 1996, Mr. Maslow served as chief executive officer of Projectavision, Inc., a company he co-founded to develop and market video projection technology. He has also served as chief executive officer and chairman of the board of Tamarack Storage Devices, Inc. and as a director of Novint, Inc. For more than 20 years, Mr. Maslow has been President of Normandie Capital Corp., a private investment and consulting company. Mr. Maslow is credited with the starting up and financing of more than 20 enterprises during his career. Mr. Maslow received an A.A.S. degree from the Rochester Institute of Technology in 1957 and an honorable discharge from the U.S. Army Signal Corps in 1963. Mr. Maslow attends board mettings and a special advisor to the Board of Directors.

SECCTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2011, we believe that our executive officers, directors and ten percent stockholders complied with all reporting requirements applicable to them.

CODE OF ETHICS

On March 31, 2005, we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of the Company’s Code of Ethics can be viewed on our website at www.mhtx.com/code-of-ethics.htm or obtained free of charge by sending a written request to the attention of the Company’s Chief Executive Officer, Emmanuel Tsoupanarias at 405 Lexington Avenue, 26th Floor, New York, New York, 10174.

CORPORATE GOVERNANCE

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation awarded by us to our executive officers for the fiscal years ended December 31, 2011, 2010 and 2009.  We do not have employment agreements with any of our officers.

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Emmanuel Tsoupanarias	2011	100,000	-	-	408,000	-	-		508,000
CEO and Chairman	2010	100,000	-	-	-	-	-	-	100,000
	2009	100,000	-	-	-	-	-	-	100,000

The independent members of the Company’s Board of Directors serve as the Compensation Committee.  The Company’s Board of Directors relies on its independent judgment in determining the compensation to be paid to the Company’s executive officer.  Mr. Emmanuel Tsoupanarias, our Chief Executive Officer, does not have an employment agreement.  His salary, set at $100,000, was set by the Board of Directors in 2007.  On August 5, 2011, as compensation for the completion of the acquisition of Senior Scientific, the Company awarded the Chief Executive Officer an option for 6,000,000 shares of common stock vesting immediately, exercise price of $0.07 per share, and 10 year life.  The fair value of this option award totaled $408,000 based on the Black-Scholes option pricing model using the following assumptions: 10 year term; volatility rate of 135%; and discount rate of 2.5%.

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

Director Compensation

To conserve cash resources, the board of directors did not receive any compensation in 2011.

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

OUTSTANDING EQUITY AWARDS

Name	Grant Date	Number of Securities Underlying Unexercised Warrants (#) Exercisable	Number of Securities Underlying Unexercised Warrants (#) Unexercisable (1)	Warrant Exercise Price ($)	Warrant Expiration Date

Emmanuel Tsoupanarias, Chairman and CEO	11/9/2007	800,000	-	$0.013	1/9/2017

Emmanuel Tsoupanarias, Chairman and CEO	08/5/2011	6,000,000	-	$0.070	08/5/2021

Leonard Friedman, Director	10/11/2007	800,000	-	$0.013	10/11/2017

Frank Georgiou, Director	10/11/2007	800,000	-	$0.013	10/11/2017

Chris Theoharis, Director	10/11/2007	800,000	-	$0.013	10/11/2017

Grant of Plan Based Awards

No plan-based awards were made during the fiscal year ended December 31, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2012, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned. Share ownership in each case includes shares issuable upon exercise of options exercisable within 60 days of the date of this Annual Report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934 for purposes of computing the percentage of common stock owned by such person but not for purposes of computing the percentage owned by any other person. Unless otherwise indicated, the address of the below-listed persons is our address, 405 Lexington Avenue, 26th Floor, New York, New York 10174.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class(1)
Emmanuel Tsoupanarias (2)	21,250,106	4.7%
Leonard C. Friedman (3)	10,000,000	2.2%
Frank Georgiou (4)	22,500,106	5.0%
Chris Theoharis (4)	4,575,105	1.0%
Larry Schatz	3,000,000	0.7%
Directors and Executive Officers as a group (5 persons)	61,325,317	13.5%
Marvin Maslow (5)	53,697,606	11.4%
Total	115,022,923	23.9%

(1) This tabular information is intended to conform with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 relating to the determination of beneficial ownership of securities.  The percent of class is based on 446,058,609 shares and, for each beneficial owner, gives effect to the exercise of warrants or options exercisable within 60 days of the date of this table owned, in each case, by the person or group whose percentage ownership is set forth herein.
(2) Includes 14,200,106 owned by Saraklis Inc, a corporation controlled by Mr. Tsoupanarias, a warrant to purchase 800,000 shares at a price of $0.013 per share and options to purchase 6,000,000 shares at $0.07.
(3) Includes 2,500,000 shares owned in joint tenancy with his wife and a warrant to purchase 800,000 shares at a price of $0.013 per share.
(4) Includes a warrant to purchase 800,000 shares at a price of $0.013 per share.
(5) Includes 27,897,606 shares of Common Stock, options to purchase 25,000,000 shares of Common Stock, a warrant to purchase 800,000 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In December 2007, the former Chief Operating Officer, Jack Harrod, and former Chief Executive Officer, Marvin Maslow, collectively forgave $1,416,500 of their outstanding accrued salaries ($1,387,500) and note payable ($29,000) balances.  The amount forgiven has been accounted for as contributed capital.  Additionally, the Company repaid $5,000 of Marvin Maslow’s note payable balance.  The remaining unpaid notes payable balances totaling $995,000 at December 31, 2011 and 2010 comprised of loans payable of $450,000 and $545,000 to Jack Harrod and Marvin Maslow, respectively.  Neither Mr. Harrod nor Mr. Maslow are officers or directors of the Company.  Mr. Harrod resigned April 1, 2006.  Mr. Maslow resigned November 1, 2007.  Mr. Maslow is a related party as a result of his beneficial ownership of more than 10% of the Company’s common stock. The loans bore interest at 5.5% per annum and were initially due December 31, 2002 and have been mutually extended.  Under the terms of the note extensions dated December 12, 2007, the loans bear interest at 5% per annum and are now due.  The Company has recorded interest expense for notes payable to these former officers of approximately $50,000 and $50,000 for the years ended December 31, 2011 and 2010, respectively.  Accrued interest related to these notes payable approximated $432,000 and $382,000 as of December 31, 2011 and 2010, respectively and is included in accrued liabilities, related parties.  Mr. Maslow has agreed to waive any and all request for full payment of the amount owed to him until March 31, 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by our independent auditors for the fiscal years ended December 31, 2011 and December 31, 2010:
Fee Category	Fiscal 2010	Fiscal 2011
Audit and audit related fees	$63,000	$63,000
Tax fees	-	-
Other fees	-	-
Total fees	$63,000	$63,000

Audit Fees. Consists of aggregate fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance.  There were no tax services provided in fiscal years ended December 31, 2011 and December 31, 2010.

Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal years ended December 31, 2011 and December 31, 2010.

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
10.22
Agreement and Plan of Reorganization by and among the Company, Scientific Nanomedicine, Inc., Edward, R. Flynn and Edward R. Flynn and Maureen A. Flynn, as Co-Trustees of the Edward R. Flynn and Maureen A. Flynn Revocable Trust u/t/a dated 10/25/2006. (11)

10.23	Purchase Agreement by and among the Company, Senior Scientific LLC and Edward R. Flynn. (11)
14	Code of Ethics (9)
21	List of Subsidiaries (11)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d- 14(a) (12)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d- 14(a) (12)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBAS

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
(11) Incorporated by reference to the registrant's Form 8-K filed with the Commission on June 6, 2012.
(12) Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March 2011.

MANHATTAN SCIENTIFIC, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on March 30, 2011on behalf of the registrant and in the capacities indicated.

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