Form 10-Q
period 2012-03-31
MANHATTAN SCIENTIFICS INC
filed 2012-05-15
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934
For the fiscal quarter ended March 31, 2012

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
[Missing Graphic Reference]
(Address of principal executive offices) (Zip code)
Issuer’s telephone number: (212) 551-0577

[Missing Graphic Reference]
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

PART I
ITEM 1. FINANCIAL STATEMENTS
MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$715,000	$157,000
Account receivable	-	171,000
Investments-available for sale	43,000	32,000
Prepaid expenses and other assets	154,000	244,000
Total current assets	912,000	604,000

Investments	2,000	2,000
Property and equipment, net	45,000	50,000
Intellectual property, net	1,406,000	1,447,000
Other asset	2,000	2,000
Total assets	$2,367,000	$2,105,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$287,000	$252,000
Accrued interest and expenses — related parties	360,000	365,000
Deferred revenue	257,000	-
Note payable to former officers	450,000	450,000
Note payable — other	438,000	225,000
Total current liabilities	1,792,000	1,292,000

Long-term liabilities
Note payable, related party	545,000	545,000
Accrued interest, related party	238,000	231,000
Total long-term liabilities	783,000	776,000
Total liabilities	2,575,000	2,068,000

Commitments and Contingencies:	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares; issued and outstanding — none	-	-
Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding	-	-
Series C convertible, redeemable, authorized 14,000 shares; issued and none outstanding	-	-
Common, authorized 500,000,000 shares, 412,769,926 and 411,769,926 shares issued, and outstanding, respectively	446,000	440,000
Additional paid-in-capital	55,316,000	54,984,000

Other accumulated comprehensive income	43,000	32,000
Accumulative deficit	(56,013,000)	(55,419,000)

Total stockholders' equity (deficit)	(208,000)	37,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,367,000	$2,105,000

See notes to unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	THREE MONTHS ENDED
	March 31, 2012	March 31, 2011

Revenue	$171,000	$171,000
Cost of revenue	--	28,000
Gross profit	171,000	143,000

Operating costs:
General and administrative expenses	602,000	431,000

Total operating costs and expenses	602,000	431,000

Loss from operations before other income and expenses	(431,000)	(288,000)

Other income and (expenses):
Interest and other expenses	(163,000)	(12,000)
Interest income	-	-

NET LOSS	(594,000)	(300,000)

Comprehensive income:
Unrealized gain on available for sale investments	11,000	-

COMPREHENSIVE LOSS	$(583,000)	$(300,000)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares outstanding	443,487,180	412,758,815

Basic and diluted loss per common share	$(0.00)	$(0.00)

See notes to unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(594,000)	$(300,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	60,000
Debt discount and original issue discount accretion	151,000	-
Amortization of technology license, patents and intellectual property	46,000	9,000
Changes in operating assets and liabilities:
Account receivable	171,000	-
Prepaid expenses and other assets	90,000	86,000
Accounts payable and accrued expenses	35,000	(1,000)
Accrued interest and expenses—related parties	2,000	19,000
Deferred revenue	257,000	343,000

Net cash provided by operating activities	158,000	216,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	100,000	-
Proceeds from issuance of common stock	300,000	-

Net cash provided by financing activities	400,000	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	558,000	216,000
Cash and cash equivalents, beginning of period	157,000	1,055,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$715,000	$1,271,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—

Income taxes paid	$—	$—
Supplemental disclosure of non-cash investing and financing activities: Recognition of discount on warrants associated with debt discount	$38,000	$--

See notes to unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2012

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2011. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three months period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

NOTE 2 – ORGANIZATION AND OPERATIONS

Manhattan Scientifics, Inc., a Delaware corporation (formerly Grand Enterprises, Inc) (“Grand”) was established on July 31, 1992 and has three wholly-owned subsidiaries: Metallicum, Inc., (“Metallicum”), Senior Scientific, LLC, Scientific Nanomedicine, Inc., Tamarack Storage Devices, Inc. (“Tamarack”) and Teneo Computing, Inc. (“Teneo”) (collectively “the Company”). Currently, Metallicum and Senior Scientific, LLC are the only operating subsidiaries; and Tamarack and Teneo are dormant. On June 12, 2008, the Company acquired Metallicum, Inc, for 15,000,000 shares of Company’s common stock. Manhattan Scientifics, Inc., operates as a technology incubator that seeks to acquire, develop and commercialize life-enhancing technologies in various fields, with emphasis in the areas of nanotechonogies and nanomedicine. In this capacity, the Company continues to identify emerging technologies through strategic alliances with scientific laboratories, educational institutions, and scientists and leaders in industry and government. The Company has a long standing relationship with Los Alamos Laboratories in New Mexico. During 2008, the Company refocused its efforts from the development of its fuel cell technologies to its current focus on the development of nanomaterials through the acquisition of Metallicum and early cancer detection through the acquisition of Senior Scientific, LLC.

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

Manhattan Scientifics purchased Metallicum to acquire its licensed rights to patented technology. The technology is comprised of three US Patents (US Patent numbers 7152448, 6197129 and 6399215) for which Metallicum (subsequently, Manhattan) had been assigned exclusive license rights by Los Alamos National Security LLC (LANL). Under the license rights, Metallicum had all rights, title and interest throughout the world in and to any and all inventions, original works of authorship, developments, concepts, know-how, improvements on the patents or trade secrets whether or not patentable or registrable under copyright or similar laws.

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
On May 31, 2011, we entered into an Agreement and Plan of Reorganization (“Nanomedicine Agreement”) by and among the Company, Scientific Nanomedicine, Inc. (“Nanomedicine”), Edward, R. Flynn (“Flynn”) and Edward R. Flynn and Maureen A. Flynn, as Co-Trustees of the Edward R. Flynn and Maureen A. Flynn Revocable Trust u/t/a dated 10/25/2006 (“Trust”); and entered into a Purchase Agreement (“Senior Scientific Agreement”) by and among the Company, Senior Scientific LLC, (“Senior Scientific”) and Flynn.  Under the Nanomedicine Agreement, the Company purchased  all of the common stock of Nanomedicine. The purchase price for the common stock of Nanomedicine was 21,667,000 restricted shares of the Company’s voting common stock (less 7,667,000 shares already issued pursuant to the Acquisition Option Agreement, dated February 8, 2010, among the Company, Nanomedicine, Flynn and Senior Scientific. Nanomedicine holds the commercial rights to technology and intellectual property with respect to the early detection of diseases using nanotechnologies. Under the Senior Scientific Agreement, the Company purchased all of the membership interests of Senior Scientific. The purchase price for the membership interests of Senior Scientific was 1,000 restricted shares of the Company’s voting common stock. Senior Scientific operates a research laboratory in New Mexico.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2012

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

Prior to September 2009, the Company had been considered a development stage company. As a result of the September 2009 technology sale to Carpenter, the Company has fully commenced its planned operations and generation of significant revenues.

Accordingly, the Company has relied primarily upon private placements and subscription sales of stock to fund our continuing activities and acquisitions.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represented its fair value.  The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At March 31, 2012 and December 31, 2011, accumulated amortization was $112,000 and $104,000, respectively. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys.  The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued.  The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At March 31, 2012 and December 31, 2011, accumulated amortization was $11,000 and $10,000, respectively. Under the terms of the agreement the Company is required to pay an annual license fee of $10,000 starting in February 2010 and, may be required to pay royalties, as defined, to the licensors.

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2012

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS (Continued)

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

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation based on the fair value of all option grants or stock issuances made to employees or directors on or after its implementation date (the beginning of fiscal 2006), as well as a portion of the fair value of each option and stock grant made to employees or directors prior to the implementation date that represents the unvested portion of these share-based awards as of such implementation date, to be recognized as an expense, as codified in ASC 718. The Company calculates stock option-based compensation by estimating the fair value of each option as of its date of grant using the Black-Scholes option pricing model.  These amounts are expensed over the respective vesting periods of each award using the straight-line attribution method. Compensation expense is recognized only for those awards that are expected to vest, and as such, amounts have been reduced by estimated forfeitures. The Company has historically issued stock options and vested and non-vested stock grants to employees and outside directors whose only condition for vesting has been continued employment or service during the related vesting or restriction period.  The estimated fair value of grants of stock options and warrants to nonemployees of the Company is charged to expense, if applicable, in the financial statements. The Company did not issue any options or warrants during the three months ended March 31, 2012 and 2011.

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2012

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS (Continued)

The Company designates cash equivalents (consisting of money market funds) and investments in securities of publicly traded companies as Level 1. The total amount of the Company’s investment classified as Level 3 is de minimis.

The fair value of the Company’s debt as of March 31, 2012 and December 31, 2011 approximated their fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of March 31, 2012 and December 31, 2011 because of the relative short term nature of these instruments. At March 31, 2012 and December 31, 2011, the fair value of the Company’s debt approximates carrying value. The fair value of the Company’s available for sale securities was $43,000 at March 31, 2012 and these securities are classified as Level 1.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2010, the FASB reached a consensus on the Milestone Method of Revenue Recognition which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We adopted the provisions of the guidance as of January 1, 2011 on a prospective basis. The prospective application had no impact on our consolidated financial statements for the three months ended March 31, 2012.

NOTE 4 – CAPITAL TRANSACTIONS

Capital transactions during the three months ended March 31, 2012 and 2011:

For the three months ended March 31, 2012, the Company issued 6,000,000 shares of common stocks and warrants for 3,000,000 shares for a total consideration of $300,000 to three individuals.

For the three months ended March 31, 2011, the Company issued 1,000,000 shares of common stock to a consultant as a signing bonus for serving as a Director of Strategic Industry Relations.  The shares were valued at $60,000 or $0.06 per share based on the current fair value of such shares on the date of the consulting agreement.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2012

NOTE 5 – INVESTMENTS

The Company made an investment in Novint Technologies Inc. (“Novint”) in 2001. The Company initially recorded its investment using the equity method of accounting and wrote down the investment to $-0- in 2004 as it recorded its proportionate share of Novint's net loss.

In prior years, the Company had significant control of Novint because of Mr. Maslow's position as a shareholder and board member of both the Company and Novint. Mr. Maslow resigned from the board of the Company in October 2007 and therefore the Company no longer has significant control of Novint. As of March 31, 2012 and December 31, 2011, the Company owned 1,075,648 shares of Novint common stock or approximately 3% and modified its accounting for the ownership position in accordance with FASB ASC 820. The fair value of the Novint shares was $43,000 and $32,000 as of March 31, 2012 and December 31, 2011, respectively.

The Company has an additional investment in Aprilis, Inc. which is accounted for at a cost of $2,000 as of March 31, 2012 and December 31, 2011.

NOTE 6 – RELATED PARTY AND FORMER OFFICERS NOTES PAYABLE

In December 2007, the former Chief Operating Officer and former Chief Executive Officer collectively forgave $1,416,500 of their outstanding accrued salaries ($1,387,500) and note payable ($29,000) balances. The amount forgiven has been accounted for as contributed capital. Additionally, the Company repaid $5,000 of the former Chief Executive Officer’s note payable balance. The remaining unpaid notes payable balances totaling $995,000 at March 31, 2012 and December 31, 2011 comprised of loans payable due on demand of $450,000 and $545,000 to its former Chief Operating Officer and Chief Executive Officer, respectively.

The loans bore interest at 5.5% per annum and were initially due December 31, 2002 and have been mutually extended and settled. Under the terms of the note extensions dated December 12, 2007, the loans bear interest at 5% per annum and are now due on demand. The Company has recorded interest expense for notes payable to these former officers of approximately $12,000 and $12,000 for the three months ended March 31, 2012 and 2011, respectively. Accrued interest related to these notes payable approximated $444,000 and $432,000 as of March 31, 2012 and December 31, 2011, respectively and is included in accrued liabilities, related parties.

NOTE 7 – NOTES PAYABLE – OTHER

During the years ended December 31, 2005 and December 31, 2004, the Company issued convertible notes in the amount of $33,000. The notes had a one year maturity date, are noninterest bearing and upon maturity convertible at the current per share price. These notes have not been paid and are currently in default.

On October 21, 2011, the Company issued a convertible note for up to $300,000 ("Convertible Note") of which $200,000 was received as of December 31, 2011 and $100,000 received during the three months ended March 31, 2012.  The note has a maturity date of April 21, 2012, noninterest bearing and convertible in the Company’s common stock at a conversion price of 67% of the fair value of the Company’s common stock upon the date of conversion notice.  Additionally, the note holders are entitled to warrants for 3,000,000 shares of the Company’s common stock with an exercise price of $0.05 and 2 year life ("Warrants").  The conversion feature to the note payable has been accounted for as an original issue discount approximating $148,000 which will be accreted over the maturity life of the note.  The warrant associated with the note has been accounted for as a debt discount with an approximate value of $152,000 which has been allocated to the note’s fully accrete value of $448,000 (original note amount plus original debt discount) on proportionate basis which amounted to $113,000.  The warrant value of $148,000 was determined using the Black-Scholes option pricing model based on the following assumptions: 2 year term; volatility rate of 135%; and discount rate of 2.5%.  For the three months ended March 31, 2012, the Company has recorded an expense associated with original debt discount and expense associated with the debt discount (warrants) of $151,000.  Accordingly, the carrying net value of this note at March 31, 2012 totals $404,000, comprising of $300,000 (original face value) plus accreted original debt discount of $123,000 less amortized debt discount of $19,000.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2012
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

As of March 31, 2012 and 2011, the Company earned $171,000 and $171,000 and recorded such amount as revenue for the three months ended March 31, 2012 and 2011.  The amount received by the Company relates to services provided under the first element of the contract regarding additional services.  The Company earned service income for time that a consultant to the Company, Dr. Lowe, made himself available to Carpenter in accordance with the Technology Transfer Agreement.   The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period.  The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement). The cost of revenue totaling $-0- and $28,000 for the three months ended March 31, 2012 and 2011 represents consulting fees paid to Dr. Lowe during the period..

NOTE 9 – SUBSEQUENT EVENT

On April 26, 2012, the Company issued an additional $300,000 of Convertible Notes (See Note 7 - Notes Payable-Other). In connection with this funding, the Company exchanged the existing warrants for a warrant for 6,000,000 shares of the Company’s common stock with an exercise price of $0.05 exercisable on or before October 15, 2015.

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

ACQUISITIONS

In June 2008, we acquired Metallicum, Inc. (“Metallicum”) and its licensed patented technology. We entered into a stock purchase agreement with Metallicum, Inc. to acquire all of the outstanding capital in exchange for 15,000,000 restricted shares of our common stock. An additional 15,000,000 shares of our common stock will be payable to Metallicum in the event of meeting certain milestones. At December 31, 2011, one milestone was met. Metallicum was granted an exclusive license by The Los Alamos National Laboratory on patents related to nanostructured metals. In September 2009, we entered into a technology transfer agreement and sale with Carpenter Technology Corporation, (“Carpenter”) wherein Carpenter will fully develop, manufacture and market a new class of high strength metals. We earn annual revenues from these agreements and we expect to earn licensing royalties when Carpenter begins selling our licensed technology.

On May 31, 2011, we entered into an Agreement and Plan of Reorganization to acquire Senior Scientific and Scientific Nanomedicine. The total purchase price was 21,668,000 restricted shares of our common stock (less 7,667,000 shares previously issued pursuant to an option agreement). As a result of this acquisition, we own patented technologies that can use biosafe nanoparticles and sensitive magnetic sensors to detect and measure cancer cells in biopsies or in the human body with the potential to transform how cancer is detected and treated.

ADVANCED METALS

Our licensed proprietary process will enable our commercial partners the ability to build super-strength metals and alloys to make products that weigh far less than in the past and without significant cost premiums. In September 2009, the Company entered into a technology transfer agreement and sale with Carpenter. Pursuant to these revenue generating agreements, Carpenter will fully develop, manufacture and market a new class of high strength metals. We intend to establish other manufacturing partner relationships witj significant customers in the medical device and prosthetics industries.

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
•
Our technology uses a patented device now known as SQUID (superconducting quantum interference device) which we hope to develop for commercialization along with the nanoparticles that will be used to detect cancer;

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

In September 2009, the Company entered into a contract with Carpenter to sell certain nanostructured metal technologies acquired from Metallicum, Inc, its wholly owned subsidiary, to Carpenter and to provide sub-license rights to Carpenter covering license agreements that the Company has from Los Alamos Laboratories. The agreement has two distinct elements: a sale and services agreement and a sub-license agreement. The first element irrevocably transfers the field technology to Carpenter and Carpenter may develop or use the technology for its own benefit. Carpenter agreed to pay a sales price of $600,000 and pay royalties for products developed using this technology. In addition, the Company will receive additional service income for assisting Carpenter in the production process. These additional services were elective and do not affect the sale of the technology. The second element of the agreement is a sub-license to Carpenter for patents (the LANS patents) that are licensed by the Company from Los Alamos National Laboratories. The sub-license agreement obligates Carpenter to pay MSI a running royalty on the sales of products that require license to the LANS patents.

For the three months ended March 31, 2012 and 2011 recorded $171,000 and $171,000, respectively, as revenue. The Company has received the following amounts from Carpenter:

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

The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period. The 42 month period is based on the time periods described in the Agreement: 6 months after effective date, 12 months after effective date, and each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement.

NANOMEDICINE

Our subsidiary, Scientific Nanomedicine holds patented technologies that can use biosafe nanoparticles and sensitive magnetic sensors to detect and measure cancer cells in biopsies or in the human body. The technology is highly specific – it measures the exact type of cancer and does not generate false positive results from benign growths, calcifications, or other spurious signals that complicate current detection methods. It is also very sensitive – it can measure tumors that are 1000-times smaller than is possible with currently available techniques. This combination of features has the potential to transform how cancer is detected and treated.

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

Our technology makes possible the detection of specific cancer cells. Physicians may then select a broad range for initial diagnosis, or a single type for monitoring therapy or detecting metastases. Small quantities of biosafe nanoparticles with attached targeting agents are introduced into the patient where they “stick” only to the targeted cancer cells. A weak magnetic field is applied to magnetize the particles, and sensitive magnetic detectors count the number of particles that have stuck to cancer cells. Due to the highly specialized nature of both the nanoparticles and our detection device, only those particles stuck to their targeted cells are detected, making the results highly specific, objective (the results depend only on the cells, not a human interpretation of an image), and sensitive (only a few thousand cells are required, instead of hundreds of millions for conventional techniques).

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

The total market for all applications of our technology is hard to estimate, given the breadth of the platform and our ability to develop the commercial application. Our expected development model anticipates market entries in the United States may include the following (estimated number of procedures and market opportunities calculated from both publicly available sources and discussions with industry experts):

Procedure	Annual Number of Procedures	Gross Estimated Annual Market Opportunity
Noninvasive biopsy for breast cancer follow-up	600,000	$300 million
Noninvasive biopsy for ovarian cancer diagnosis	200,000	$100 million
Prostate cancer metastases tracking	240,000	$200 million

Our first markets may be the use of our technology for in vitro laboratory measurements, preclinical research and ex vivo disease monitoring. We have received interest from clinicians in applying our technology to other cancers and other stages of cancer therapy. The selection of the initial market entries will be informed by size of market, and by time and risk of regulatory requirements. More than 100 million screening tests for cancer are performed each year in the US at a cost of over $14 billion. Ultimately, our technology, after development, has the potential to replace these screening tests or the more expensive, invasive tests that follow a positive screening result.

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

CUSTOMERS AND SUPPLIERS

For the three months ended March 31, 2012 and 2011, all of our revenue was generated by one customer, Carpenter Technology Corporation. We did not have any significant suppliers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011.

GROSS PROFIT. The $171,000 of revenue recognized for the three months ended March 31, 2012 related to service income and is equivalent to the $171,000 in revenue earned during the three months ended March 31, 2011. The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period.  The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).  The cost of revenue totaling $28,000 for the three months ended March 31, 2011  represents  consulting fees paid during the period.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consists of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $602,000 for the three months ended March 31, 2012 compared with $431,000 for the three months ended March 31, 2011.  General and administrative expenses increased primarily as a result of costs incurred related to researching patents for Senior Scientific technology and costs associated with investor relations.

NET LOSS. Our net loss was $594,000 for three months ended March 31, 2012 compared to a net loss of $300,000 for the three months ended March 31, 2011. The increase in net loss resulted from higher general and administrative costs and higher costs of revenues.

COMPREHENSIVE LOSS: Our comprehensive loss was $583,000 for three months ended March 31, 2012 compared to comprehensive loss of $300,000 for the three months ended March 31, 2011. The comprehensive loss was the result of a higher net loss in the first quarter of 2012 over the first quarter of 2011 offset by a $11,000 unrealized gain in the market value of our shares of Novint Technologies, Inc. (“Novint”) during the first quarter of 2011. As of March 31, 2012 and March 31, 2011, we owned 1,075,648 shares of common stock of Novint.

LIQUIDITY AND PLAN OF OPERATIONS

Stockholders’ deficit totaled $208,000 on March 31, 2012 and the working capital deficit was $880,000 on such date. Although, we anticipate we may sell additional common stock and issue shares and/or options in exchange for services, we anticipate that our 2012 revenues received from our technology sales and service agreement will cover the cash needs of our overhead and the cost of our operations.

At March 31, 2012, our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, and 1,075,648 shares of common stock of Novint; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

We had an increase of $558,000 in cash and cash equivalents for the three months ended March 31, 2012, as a result of cash provided by financing activities offset by our net loss.  For the three months ended March 31, 2012, cash used by operating activities was $158,000 compared to $216,000 provided by operating activities for the three months ended March 31, 2011. Cash provided by operating activities was primarily as a result of our net loss which was exceeded by deferred revenue $257,000, debt discount and original issue discount of $151,000, a decrease in accounts receiveable of $171,000 and a decrease in other assets of $90,000.  There was no cash used in investing activities in either the first quarters of 2012 or 2011.  There was $400,000 of cash provided by financing activities in the first quarter of 2012 as the result of issuance of common stock and a promissory note in 2012 compared to no cash provided or used by financing activities during the first quarter of 2011.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, investor relations services, public relations services, bookkeeping services, consultant services, and rent; and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of March 31, 2012, we had $715,000 in cash. We intend to satisfy our capital requirements for the next 12 months from our cash on hand and cash generated from our technology transfer agreements which we anticipate will cover the cash needs of our overhead and the cost of our operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2012 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Resources: We had one full-time employee in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting.  As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

(b)	Changes In Internal Control Over Financial Reporting

During the quarter ended March 31, 2012, the Company prepared written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions There were no other changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2012, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three months ended March 31, 2012, the Company issued 6,000,000 shares of common stock and warrants exerciseable at $0.07 for 3,000,000 shares for a total cash consideration of $300,000. The Company also issued $100,000 of convertible notes with warrants for 1,000,0000 shares exercisable at $0.05.

The issuances were not public offerings based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) each offeree was an “accredited investor,” (v) the investment intent of the offerees; and (vi) the restriction on transferability of the securities issued. There no underwriter used in any transaction. The proceeds from the private offerings will be used for working capital, general corporate expenses and the acquisition and exploration of properties. No underwriters were used for any offering.  All of the foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D or Rule 903 of Regulation S.  Cash proceeds raised will be used for working capital and general corporate purposes.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 2012.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer