Form 10-Q
period 2012-06-30
MANHATTAN SCIENTIFICS INC
filed 2012-08-14
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934
For the fiscal quarter ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________________________ to

Commission file number 000-28411

MANHATTAN SCIENTIFICS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	000-28411	85-0460639
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

405 Lexington Avenue, New York, New York, 10174
 (Address of principal executive offices) (Zip code)

(212) 551-0577
(Registrant’s telephone number, including area code)

None
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 449,842,480 shares outstanding of registrant’s common stock, par value $.001 per share, as of August 7, 2011.

	PART I
Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	1
	Unaudited Consolidated Statements of Operations and Other Comprehensive Income (unaudited) for the three and six months ended June 30, 2012 and June 30, 2011	2
	Unaudited Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2012 and June 30, 2011	3
	Condensed Notes to Unaudited Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	10
Item 3	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4	Controls and Procedures	18
	PART II
Item 1.	Legal Proceedings	19
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3	Defaults Upon Senior Securities	20
Item 4.	(Removed and Reserved)	20
Item 5.	Other Information	20
Item 6.	Exhibits	20
SIGNATURES		21

PART I
ITEM 1. FINANCIAL STATEMENTS
MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$661,000	$157,000
Account receivable	-	171,000
Investments-available for sale	43,000	32,000
Prepaid expenses and other assets	90,000	244,000
Total current assets	794,000	604,000

Investments	2,000	2,000
Property and equipment, net	42,000	50,000
Intellectual property, net	1,365,000	1,447,000
Other asset	2,000	2,000
Total assets	$2,205,000	$2,105,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$229,000	$252,000
Accrued interest and expenses — related parties	360,000	365,000
Deferred revenue	86,000	-
Note payable to former officers	450,000	450,000
Note payable — other	928,000	225,000
Total current liabilities	2,053,000	1,292,000

Long-term liabilities
Note payable, related party	527,000	545,000
Accrued interest, related party	245,000	231,000
Total long-term liabilities	772,000	776,000
Total liabilities	2,825,000	2,068,000

Commitments and Contingencies:	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares; issued and outstanding — none	-	-
Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding	-	-
Series C convertible, redeemable, authorized 14,000 shares; issued and none outstanding	-	-
Common, authorized 500,000,000 shares, 449,842,480 and 440,058,609 shares issued, and outstanding, respectively	450,000	440,000
Additional paid-in-capital	55,589,000	54,984,000

Other accumulated comprehensive income	43,000	32,000
Accumulative deficit	(56,702,000)	(55,419,000)

Total stockholders' equity (deficit)	(620,000)	37,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,205,000	$2,105,000

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenue	$172,000	$172,000	$343,000	$343,000
Cost of revenue	-	28,000	-	56,000
Gross profit	172,000	144,000	343,000	287,000

Operating costs:
General and administrative expenses	576,000	581,000	1,178,000	1,012,000

Total operating costs and expenses	576,000	581,000	1,178,000	1,012,000

Loss from operations before other income and expenses	(404,000)	(437,000)	(835,000)	(725,000)

Other income and (expenses):
Interest and other expenses	(285,000)	(13,000)	(448,000)	(25,000)
Interest income	-	-	-	-

NET LOSS	(689,000)	(313,000)	(1,283,000)	(750,000)

Comprehensive income:
Unrealized gain on available for sale investments	11,000	10,000	11,000	10,000

COMPREHENSIVE LOSS	$(678,000)	$(377,000)	$(1,272,000)	$(740,000)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares outstanding	445,472,753	400,152,926	445,472,753	416,129,208

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,283,000)	$(750,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	25,000	240,000
Debt discount and original issue discount accretion	422,000	-
Amortization of technology license, patents and intellectual property	90,000	30,000
Changes in operating assets and liabilities:
Account receivable	171,000	-
Prepaid expenses and other assets	154,000	(64,000)
Accounts payable and accrued expenses	(2,000)	16,000
Accrued interest and expenses—related parties	9,000	25,000
Deferred revenue	86,000	171,000

Net cash used by operating activities	(328,000)	(332,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	400,000	-
Payment on related party note payable	(18,000)	-
Proceeds from issuance of common stock	450,000	-

Net cash provided by financing activities	832,000	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	504,000	(332,000)
Cash and cash equivalents, beginning of period	157,000	1,055,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$661,000	$723,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Stock issued for accrued liabilities	$21,000	—
Income taxes paid	$—	$—

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2012

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

Operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

NOTE 2 – ORGANIZATION AND OPERATIONS

Manhattan Scientifics, Inc., a Delaware corporation (formerly Grand Enterprises, Inc.) (“Grand”) was established on July 31, 1992 and has three operating wholly-owned subsidiaries: Metallicum, Inc., (“Metallicum”), Senior Scientific, LLC and Scientific Nanomedicine, Inc., (collectively “the Company”). On June 12, 2008, the Company acquired Metallicum, Inc., for 15,000,000 shares of Company’s common stock. Manhattan Scientifics, Inc. operates as a technology incubator that seeks to acquire, develop and commercialize life-enhancing technologies in various fields, with emphasis in the areas of nanotechonogies and nanomedicine. In this capacity, the Company continues to identify emerging technologies through strategic alliances with scientific laboratories, educational institutions, and scientists and leaders in industry and government. The Company has a long standing relationship with Los Alamos Laboratories in New Mexico. During 2008, the Company refocused its efforts from the development of its fuel cell technologies to its current focus on the development of nanomaterials through the acquisition of Metallicum and early cancer detection through the acquisition of Senior Scientific, LLC.

Metallicum is a nanotechnology start-up company located in Santa Fe, New Mexico. Metallicum Inc. has focused on the development and manufacturing of nanostructured metals for medical implants and other applications. Metallicum has established, and intends to establish additional, manufacturing partner relationships with major Fortune 500 metals companies and strategic partnering with significant customers in the medical device & prosthetics industries as well as in auto, truck, and aircraft manufacturing industries. The Company conducts its operations primarily in the United States.

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

 In September 2009, the Company entered into a technology transfer agreement with Carpenter Technologies Corporation (“Carpenter”). Pursuant to which Carpenter will fully develop, manufacture and market a new class of high strength metals under an exclusive technology transfer agreement from Manhattan Scientifics and the Los Alamos National Laboratory. The proprietary process will enable super-strength metals and alloys to make products that weigh far less than in the past and without significant cost premiums.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2012

NOTE 2 – ORGANIZATION AND OPERATIONS (Continued)

On May 31, 2011, the Company entered into an Agreement and Plan of Reorganization (“Nanomedicine Agreement”) by and among the Company, Scientific Nanomedicine, Inc. (“Nanomedicine”), Edward, R. Flynn (“Flynn”) and Edward R. Flynn and Maureen A. Flynn, as Co-Trustees of the Edward R. Flynn and Maureen A. Flynn Revocable Trust u/t/a dated 10/25/2006 (“Trust”); and entered into a Purchase Agreement (“Senior Scientific Agreement”) by and among the Company, Senior Scientific LLC, (“Senior Scientific”) and Flynn.  Under the Nanomedicine Agreement, the Company purchased all of the common stock of Nanomedicine. The purchase price for the common stock of Nanomedicine was 21,667,000 restricted shares of the Company’s voting common stock (less 7,667,000 shares already issued pursuant to the Acquisition Option Agreement, dated February 8, 2010, among the Company, Nanomedicine, Flynn and Senior Scientific. Nanomedicine holds the commercial rights to technology and intellectual property with respect to the early detection of diseases using nanotechnologies. Under the Senior Scientific Agreement, the Company purchased all of the membership interests of Senior Scientific. The purchase price for the membership interests of Senior Scientific was 1,000 restricted shares of the Company’s voting common stock. Senior Scientific operates a research laboratory in New Mexico.

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

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represented its fair value.  The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At June 30, 2012 and December 31, 2011, accumulated amortization was $120,000 and $104,000, respectively. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys.  The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued.  The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At June 30, 2012 and December 31, 2011, accumulated amortization was $12,000 and $10,000, respectively. Under the terms of the agreement the Company is required to pay an annual license fee of $10,000 starting in February 2010 and, may be required to pay royalties, as defined, to the licensors.

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
June 30, 2012

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS (Continued)

INVESTMENTS

Available-for-Sale Investments

Investments that the Company designates as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). The Company determines the cost of the investment sold based on the specific identification method. The Company’s available-for-sale investments include: Marketable equity securities: The Company acquires these equity investments for the promotion of business and strategic objectives. The Company records the realized gains or losses on the sale or exchange of marketable equity securities in gains (losses) on other equity investments, net.

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

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation based on the fair value of all option grants or stock issuances made to employees or directors on or after its implementation date (the beginning of fiscal 2006), as well as a portion of the fair value of each option and stock grant made to employees or directors prior to the implementation date that represents the unvested portion of these share-based awards as of such implementation date, to be recognized as an expense, as codified in ASC 718. The Company calculates stock option-based compensation by estimating the fair value of each option as of its date of grant using the Black-Scholes option pricing model. These amounts are expensed over the respective vesting periods of each award using the straight-line attribution method. Compensation expense is recognized only for those awards that are expected to vest, and as such, amounts have been reduced by estimated forfeitures. The Company has historically issued stock options and vested and non-vested stock grants to employees and outside directors whose only condition for vesting has been continued employment or service during the related vesting or restriction period.  The estimated fair value of grants of stock options and warrants to nonemployees of the Company is charged to expense, if applicable, in the financial statements. The Company did not issue any options or warrants for stock-based compensation during the three and six months ended June 30, 2012 and 2011.

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
June 30, 2012

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS (Continued)

The Company designates cash equivalents (consisting of money market funds) and investments in securities of publicly traded companies as Level 1. The total amount of the Company’s investment classified as Level 3 is de minimis.

The fair value of the Company’s debt as of June 30, 2012 and December 31, 2011 approximated their carrying value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of June 30, 2012 and December 31, 2011 because of the relative short term nature of these instruments. At June 30, 2012 and December 31, 2011, the fair value of the Company’s debt approximates carrying value. The fair value of the Company’s available for sale securities was $43,000 at June 30, 2012 and these securities are classified as Level 1.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2010, the FASB reached a consensus on the Milestone Method of Revenue Recognition which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. The Company adopted the provisions of the guidance as of January 1, 2011 on a prospective basis. The prospective application had no impact on our consolidated financial statements for the six months ended June 30, 2012.

NOTE 4 – CAPITAL TRANSACTIONS

Capital transactions during the six months ended June 30, 2012 and 2011:

For the six months ended June 30, 2012, the Company issued 9,000,000 shares of common stocks and warrants for 4,500,000 shares for a total consideration of $450,000 to four individuals.  Further, the Company issued 483,871 shares to one consultant for services performed for the company totaling $24,000, and 300,000 shares to another consultant for services to satisfy an outstanding obligation totaling $21,000.

For the six months ended June 30, 2011, the Company issued 1,000,000 shares of common stock to a consultant as a signing bonus for serving as a Director of Strategic Industry Relations.  The shares were valued at $60,000 or $0.06 per share based on the current fair value of such shares on the date of the consulting agreement.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2012

NOTE 5 – INVESTMENTS

The Company made an investment in Novint Technologies Inc. (“Novint”) in 2001. The Company initially recorded its investment using the equity method of accounting and wrote down the investment to $-0- in 2004 as it recorded its proportionate share of Novint's net loss.

In prior years, the Company had significant control of Novint because of Mr. Maslow's position as a shareholder and board member of both the Company and Novint. Mr. Maslow resigned from the board of the Company in October 2007 and therefore the Company no longer has significant control of Novint. As of June 30, 2012 and December 31, 2011, the Company owned 1,075,648 shares of Novint common stock or approximately 3% and modified its accounting for the ownership position in accordance with FASB ASC 820. The fair value of the Novint shares was $43,000 and $32,000 as of June 30, 2012 and December 31, 2011, respectively.

The Company has an additional investment in Aprilis, Inc. which is accounted for at a cost of $2,000 as of June 30, 2012 and December 31, 2011.

NOTE 6 – RELATED PARTY AND FORMER OFFICERS NOTES PAYABLE

In December 2007, the former Chief Operating Officer and former Chief Executive Officer collectively forgave $1,416,500 of their outstanding accrued salaries ($1,387,500) and note payable ($29,000) balances. The amount forgiven has been accounted for as contributed capital. Additionally, the Company repaid $5,000 of the former Chief Executive Officer’s note payable balance. The remaining unpaid notes payable balances totaling $977,000 and $995,000 at June 30, 2012 and December 31, 2011, respectively, comprised of loans payable due on demand of $450,000 and $527,000, and $450,000 and $545,000, respectively, to its former Chief Operating Officer and Chief Executive Officer, respectively.

The loans bore interest at 5.5% per annum and were initially due December 31, 2002 and have been mutually extended and settled. Under the terms of the note extensions dated December 12, 2007, the loans bear interest at 5% per annum. The Company has recorded interest expense for notes payable to these former officers of approximately $12,000 and $25,000 for the three and six months ended June 30, 2012 and 2011, respectively. Accrued interest related to these notes payable approximated $456,000 and $432,000 as of June 30, 2012 and December 31, 2011, respectively and is included in accrued liabilities, related parties.

NOTE 7 – NOTES PAYABLE – OTHER

From October 21, 2011 to April 26, 2012, the Company issued convertible notes for $600,000 (the "Convertible Notes") of which $200,000 was received on October 21, 2011, $100,000 was received on January 31, 2012 and $300,000 was received on April 26, 2012.  The non-interest bearing notes can be converted into the Company’s common stock, at any date after six months from the issuance of each Note, at a conversion price of 67% of the fair value of the Company’s common stock upon the date of conversion notice, subject to a floor price of approximately $0.041 for the note issued in October 2011, approximately $0.044 for the note issued in January 2012 and approximately $0.034 for the note issued in April 2012.  The holder of the notes has not converted any portion of the notes as of June 30, 2012.  Additionally, the note holder was issued warrants for 6,000,000 shares of the Company’s common stock with an exercise price of $0.05 that expire on October 15, 2015 ("Warrants").  The conversion feature to the note payable has been accounted for as an original issue discount approximating $296,000 which has been accreted as of June 30, 2012.  The warrant associated with the note has been accounted for as a debt discount with an approximate value of $296,000 which has been allocated to the note’s fully accreted value of $896,000 (original note amount plus original debt discount) on proportionate basis which amounted to $195,000.  The warrant value of $252,000 was determined using the Black-Scholes option pricing model based on the following assumptions: 2 year term; volatility rate of 134% to 135%; and discount rate of 2.5%.  For the six months ended June 30, 2012, the Company has recorded an expense associated with original debt discount and expense associated with the debt discount (warrants) of $422,000.  Accordingly, the carrying net value of this note at June 30, 2012 totals $896,000, comprising of $600,000 (original face value) plus the fully accreted original debt discount of $296,000.

During the years ended December 31, 2005 and December 31, 2004, the Company issued convertible notes in the amount of $33,000. The notes had a one year maturity date, are noninterest bearing and upon maturity convertible at the current per share price.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2012

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

On September 12, 2009, the Company entered into a contract with Carpenter Technology Corp. to sell certain nanostructured metal technologies acquired from Metallicum, Inc., its wholly owned subsidiary, to Carpenter and to provide sub-license rights to Carpenter covering license agreements that the Company has from Los Alamos Laboratories.  The agreement has two distinct elements: a sale and services agreement and a sub-license agreement.  The first element irrevocably transfers the field technology to Carpenter Technology Corporation and Carpenter may develop or use the technology for its own benefit.  Carpenter agrees to pay a sales price of $600,000 and pay royalties for products developed using this technology.  In addition, the Company can receive additional service income for assisting Carpenter in the production process.  These additional services are elective and do not affect the sale of the technology.  The second element of the agreement is a sub-license to Carpenter for patents (the LANS patents) that are licensed by the Company from Los Alamos Laboratories.  The sub-license agreement obligates Carpenter to pay MSI a running royalty on the sales of products that require license to the LANS patents but does not have any upfront fee or annual minimum royalties.

The Company recognized the sales revenue upon transfer of the technology and the service income over the term of the agreement.  The royalty income will be recognized as products are developed using the field technology or sub-license.

As of June 30, 2012 and 2011, the Company earned $172,000 and $343,000 and recorded such amount as revenue for each of the three and six months ended June 30, 2012 and 2011, respectively.  The amount received by the Company relates to services provided under the first element of the contract regarding additional services.  The Company earned service income for time that a consultant to the Company, Dr. Lowe, made himself available to Carpenter in accordance with the Technology Transfer Agreement.   The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period.  The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement). The cost of revenue totaling $-0- and $28,000 and $-0- and $56,000, respectively, for the three and six months ended June 30, 2012 and 2011 represents consulting fees paid to Dr. Lowe during the period.

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

ADVANCED METALS

Our licensed proprietary process will enable our commercial partners the ability to build super-strength metals and alloys to make products that weigh far less than in the past and without significant cost premiums. In September 2009, the Company entered into a technology transfer agreement and sale with Carpenter. Pursuant to these revenue generating agreements, Carpenter will fully develop, manufacture and market a new class of high strength metals. We intend to establish other manufacturing partner relationships with significant customers in the medical device and prosthetics industries.

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

In September 2009, the Company entered into a contract with Carpenter to sell certain nanostructured metal technologies acquired from Metallicum, Inc., its wholly owned subsidiary, to Carpenter and to provide sub-license rights to Carpenter covering license agreements that the Company has from Los Alamos Laboratories. The agreement has two distinct elements: a sale and services agreement and a sub-license agreement. The first element irrevocably transfers the field technology to Carpenter and Carpenter may develop or use the technology for its own benefit. Carpenter agreed to pay a sales price of $600,000 and pay royalties for products developed using this technology. In addition, the Company will receive additional service income for assisting Carpenter in the production process. These additional services were elective and do not affect the sale of the technology. The second element of the agreement is a sub-license to Carpenter for patents (the LANS patents) that are licensed by the Company from Los Alamos National Laboratories. The sub-license agreement obligates Carpenter to pay MSI a running royalty on the sales of products that require license to the LANS patents.

For the six months ended June 30, 2012 and 2011 recorded $171,000 and $171,000, respectively, as revenue. The Company has received the following amounts from Carpenter:

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

Available cash has been used to refine and improve the cancer detection technology system.  The new system will give us the ability to detect down to a few hundred cells, 100 times more sensitive in detecting cancer cells than the present instrument which is already 1,000 times more sensitive than a mammogram. This is extremely important in detecting cancer that has metastasized.   The technology has now been used to increase the sensitivity and specificity for finding ovarian cancer at an early stage. Results of experiments on ovarian cancer cell has shown this technology can easily identify the different types of ovarian cells and is now being used to do research on new markers for ovarian disease. These very important results will lead to earlier identification of ovarian cancer as well as identification of new methods for determining it is ovarian cancer and not a benign cyst in the ovaries. These results will shortly be submitted for publication in a peer-reviewed publication.

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

•	3 U.S. patents issued/allowed;
•	4 PCT applications for:

•	Cell detection using targeted nanoparticles and magnetic properties thereof,
•	Detection, measurement, and imaging of cells such as cancer and other biologic substances using targeted ,nanoparticles and magnetic properties thereof,
•	Nonsurgical determination of organ transplant condition, and
•	Methods and apparatuses for the localization and treatment of cancer;

•	3 U.S. utility applications;
•	19 U.S. provisional applications;

•	Confidential nanoparticle production, marker conjugation methods, and analysis techniques; and
•	Analysis and data acquisition software copyrights

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

CUSTOMERS AND SUPPLIERS

For the six months ended June 30, 2012 and 2011, all of our revenue was generated by one customer, Carpenter Technology Corporation. We did not have any significant suppliers.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO SIX MONTHS ENDED JUNE 30, 2011.

GROSS PROFIT. The $343,000 of revenue recognized for the six months ended June 30, 2012 related to service income and is equivalent to the $343,000 in revenue earned during the six months ended June 30, 2011. The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period.  The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).  The cost of revenue totaling $56,000 for the six months ended June 30, 2011 represents consulting fees paid during the period.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $1,178,000 for the six months ended June 30, 2012 compared with $1,012,000 for the six months ended June 30, 2011.  General and administrative expenses increased primarily as a result of costs incurred related to research, patent applications for Senior Scientific technology and costs associated with investor relations.

NET LOSS. Our net loss was $1,283,000 for six months ended June 30, 2012 compared to a net loss of $750,000 for the six months ended June 30, 2011. The increase in net loss resulted from higher general and administrative costs as a result of costs incurred related to research and patents for Senior Scientific technology.

COMPREHENSIVE LOSS: Our comprehensive loss was $1,272,000 for six months ended June 30, 2012 compared to comprehensive loss of $740,000 for the six months ended June 30, 2011. The comprehensive loss was the result of a net loss in the first six months of June 2012 and 2011 offset by $11,000 and $10,000 in 2012 and 2011, respectively, related to unrealized gain in the market value of our shares of Novint Technologies, Inc. (“Novint”). As of June 30, 2012 and June 30, 2011, we owned 1,075,648 shares of common stock of Novint.

THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THREE MONTHS ENDED JUNE 30, 2011.

GROSS PROFIT. The $172,000 of revenue recognized for the three months ended June 30, 2012 related to service income and is equivalent to the $171,000 in revenue earned during the three months ended June 30, 2011. The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period.  The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).  The cost of revenue totaling $28,000 for the three months ended June 30, 2011 represents consulting fees paid during the period.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $576,000 for the three months ended June 30, 2012 compared with $581,000 for the three months ended June 30, 2011.

NET LOSS. Our net loss was $689,000 for three months ended June 30, 2012 compared to a net loss of $313,000 for the three months ended June 30, 2011. The increase in net loss resulted from higher interest cost associated with our convertible debt.

COMPREHENSIVE LOSS: Our comprehensive loss was $678,000 for three months ended June 30, 2012 compared to comprehensive loss of $377,000 for the three months ended June 30, 2011. The comprehensive loss was the result of net losses in the first quarter of 2012 and 2011, offset by a $11,000 unrealized gain in the market value of our shares of Novint Technologies, Inc. (“Novint”) during the first quarter of 2011.

LIQUIDITY AND PLAN OF OPERATIONS

Stockholders’ deficit totaled $620,000 on June 30, 2012 and the working capital deficit was $1,257,000 on such date. We anticipate we will sell additional common stock and issue shares and/or options in exchange for services.  While we anticipate that our 2012 revenues received from our technology sales and service agreement will cover the cash needs of our overhead, we need to raise fund for the costs incurred related to research and patents for Senior Scientific technology.

At June 30, 2012, our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, and 1,075,648 shares of common stock of Novint; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

We had an increase of $504,000 in cash and cash equivalents for the six months ended June 30, 2012, as a result of cash provided by financing activities offset by our net loss.  For the six months ended June 30, 2012, cash used by operating activities was $328,000 compared to $332,000 used by operating activities for the six months ended June 30, 2011. Cash used by operating activities in 2012 was primarily as a result of our net loss which was offset by deferred revenue $86,000, debt discount and original issue discount of $422,000, a decrease in accounts receivable of $171,000 and a decrease in prepaid expenses of $154,000.  There was no cash used in investing activities in either the first quarters of 2012 or 2011.  There was $832,000 of cash provided by financing activities in the six months of 2012 as the result of issuance of common stock and a promissory note in 2012 compared to no cash provided or used by financing activities during the first quarter of 2011.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, investor relations services, public relations services, bookkeeping services, consultant services, and rent; and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of June 30, 2012, we had $661,000 in cash. We intend to satisfy our capital requirements for the next 12 months from our cash on hand and cash generated from our technology transfer agreements which we anticipate will cover the cash needs of our overhead and the cost of our operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of June 30, 2012 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

(b)	Changes In Internal Control Over Financial Reporting

During the quarter ended June 30, 2012, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of June 30, 2012, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the six months ended June 30, 2012, the Company issued 9,000,000 shares of common stock and warrants exercisable at $0.07 for 4,500,000 shares for a total cash consideration of $450,000. The Company also issued $400,000 of convertible notes with warrants for 1,000,000 shares exercisable at $0.05. Further, the Company issued 783,871 shares to two consultants for services performed for the company.

We issued convertible notes for $400,000 (the "Convertible Notes") of which $100,000 was issued on January 31, 2012 and $300,000 was issued on April 26, 2012.  The non-interest bearing notes can be converted into the Company’s common stock, at any date after six months from the issuance of each Note, at a conversion price of 67% of the fair value of the Company’s common stock upon the date of conversion notice, subject to a floor price of approximately $0.044 for the note issued in January 2012 and approximately $0.034 for the note issued in April 2012.  The holder of the notes has not converted any portion of the notes as of June 30, 2012.  Additionally, the note holder was issued warrants for 6,000,000 shares of the Company’s common stock with an exercise price of $0.05 that expire on October 15, 2015.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 2012.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer