Form 10-Q
period 2012-09-30
MANHATTAN SCIENTIFICS INC
filed 2012-11-13
CIK 1099132

MANHATTAN SCIENTIFICS INC FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934
For the fiscal quarter ended September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________.

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

There were 456,142,480 shares outstanding of registrant’s common stock, par value $.001 per share, as of November 13, 2012.

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheets as of September 30, 2012 (audited) and December 31, 2011	2
	Unaudited Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended September 30, 2012 and September 30, 2011	3
	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011	4
	Condensed Notes to Unaudited Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	12
Item 3	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4	Controls and Procedures	22

PART II

Item 1.	Legal Proceedings	24
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
SIGNATURES		26

PART I

ITEM 1. FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$465,000	$157,000
Account receivable	86,000	171,000
Investments-available for sale	43,000	32,000
Prepaid expenses and other assets	108,000	244,000
Total current assets	702,000	604,000

Investments	2,000	2,000
Property and equipment, net	37,000	50,000
Intellectual property, net	1,324,000	1,447,000
Other asset	2,000	2,000
Total assets	$2,067,000	$2,105,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$231,000	$252,000
Accrued interest and expenses — related parties	366,000	365,000
Note payable to former officers	450,000	450,000
Note payable — other	896,000	225,000
Total current liabilities	1,943,000	1,292,000

Long-term liabilities
Note payable, related party	527,000	545,000
Accrued interest, related party	251,000	231,000
Total long-term liabilities	778,000	776,000
Total liabilities	2,721,000	2,068,000

Commitments and Contingencies:	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock $.001 par value Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares, issued and outstanding — none	-	-
Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding	-	-
Series C convertible, redeemable, authorized 14,000 shares; issued and none outstanding	-	-
Common, authorized 500,000,000 shares, 456,142,480and 440,058,609 shares issued, and outstanding, respectively	456,000	440,000
Additional paid-in-capital	55,873,000	54,984,000
Other accumulated comprehensive income	43,000	32,000
Accumulative deficit	(57,026,000)	(55,419,000)
Total stockholders' equity (deficit)	(654,000)	37,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,067,000	$2,105,000

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Revenue	$173,000	$171,000	$516,000	$514,000
Cost of revenue	-	28,000	-	84,000
Gross profit	173,000	143,000	516,000	430,000

Operating costs:
General and administrative expenses	518,000	1,196,000	1,696,000	2,208,000

Total operating costs and expenses	518,000	1,196,000	1,697,000	2,208,000

Loss from operations before other income and expenses	(345,000)	(1,053,000)	(1,180,000)	(1,778,000)

Other income and (expenses):
Interest and other expenses	(12,000)	(12,000)	(460,000)	(37,000)
Gain on debt write-off	33,000	-	33,000	-

NET LOSS	(324,000)	(1,065,000)	(1,607,000)	(1,815,000)

Comprehensive income:
Unrealized gain (loss) on available for sale investments	-	(32,000)	11,000	(22,000)

COMPREHENSIVE LOSS	$(324,000)	$(1,097,000)	$(1,596,000)	$(1,837,000)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares outstanding	450,909,871	433,820,027	447,298,355	421,753,953

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,607,000)	$(1,815,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	102,000	455,000
Stock based compensation related to vesting of stock warrants	-	408,000
Debt discount and original issue discount accretion	423,000	-
Gain on debt write-off	(33,000)	-
Amortization of technology license, patents and intellectual property	136,000	76,000
Changes in operating assets and liabilities:
Account receivable	85,000	-
Prepaid expenses and other assets	169,000	86,000
Accounts payable and accrued expenses	-	(38,000)
Accrued interest and expenses—related parties	21,000	32,000
Deferred revenue	-	-

Net cash used by operating activities	(704,000)	(796,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(2,000)
Net cash used by investing activities	-	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	400,000	-
Payment on related party note payable	(18,000)	-
Proceeds from issuance of common stock	630,000	-

Net cash provided by financing activities	1,012,000	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	308,000	(798,000)

Cash and cash equivalents, beginning of period	157,000	1,055,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$465,000	$257,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Stock issued for accrued liabilities	$21,000	—
Income taxes paid	$—	$—

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2012

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

Operating results for the nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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
September 30, 2012

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

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represented its fair value. The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At September 30, 2012 and December 31, 2011, accumulated amortization was $127,000 and $104,000, respectively. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At September 30, 2012 and December 31, 2011, accumulated amortization was $12,000 and $10,000, respectively. Under the terms of the agreement the Company is required to pay an annual license fee of $10,000 starting in February 2010 and, may be required to pay royalties, as defined, to the licensors.

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
September 30, 2012

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

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation based on the fair value of all option grants or stock issuances made to employees or directors on or after its implementation date (the beginning of fiscal 2006), as well as a portion of the fair value of each option and stock grant made to employees or directors prior to the implementation date that represents the unvested portion of these share-based awards as of such implementation date, to be recognized as an expense, as codified in ASC 718. The Company calculates stock option-based compensation by estimating the fair value of each option as of its date of grant using the Black-Scholes option pricing model. These amounts are expensed over the respective vesting periods of each award using the straight-line attribution method. Compensation expense is recognized only for those awards that are expected to vest, and as such, amounts have been reduced by estimated forfeitures. The Company has historically issued stock options and vested and non-vested stock grants to employees and outside directors whose only condition for vesting has been continued employment or service during the related vesting or restriction period. The estimated fair value of grants of stock options and warrants to nonemployees of the Company is charged to expense, if applicable, in the financial statements. The Company issued options/warrants for 100,000 shares and 600,000 shares, respectively, for stock-based compensation during the three and nine months ended September 30, 2012 and 2011.

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
September 30, 2012

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS (Continued)

The Company designates cash equivalents (consisting of money market funds) and investments in securities of publicly traded companies as Level 1. The total amount of the Company’s investment classified as Level 3 is de minimis.

The fair value of the Company’s debt as of September 30, 2012 and December 31, 2011 approximated their carrying value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of September 30, 2012 and December 31, 2011 because of the relative short term nature of these instruments. At September 30, 2012 and December 31, 2011, the fair value of the Company’s debt approximates carrying value. The fair value of the Company’s available for sale securities was $43,000 at September 30, 2012 and these securities are classified as Level 1.

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

Revenue is recognized when the four basic criteria of revenue recognition are met: (i) a contractual agreement exists; (ii) transfer of technology (intellectual property) has been completed or services have been rendered; (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. Service revenue is recognized when specific milestones are reached or as service is provided if there are no discernible milestones.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2010, the FASB reached a consensus on the Milestone Method of Revenue Recognition which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. The Company adopted the provisions of the guidance as of January 1, 2011 on a prospective basis. The prospective application had no impact on our consolidated financial statements for the nine months ended September 30, 2012.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2012

NOTE 4 – CAPITAL TRANSACTIONS

Capital transactions during the nine months ended September 30, 2012 and 2011:

For the nine months ended September 30, 2012, the Company issued 12,600,000 shares of common stocks and warrants for 6,300,000 shares for a total consideration of $630,000 to seven individuals. Further, the Company issued 2,983,871 shares to an attorney for legal services for the Company totaling $124,000, and 300,000 shares to another consultant for services to satisfy an outstanding obligation totaling $21,000.  Additionally, the Company issued 200,000 shares and warrants for 100,000 shares to a consultant for services rendered to the Company totaling $10,000.  The fair value of the 200,000 shares and warrants for 100,000 shares of common stock was based on the unit offering price of a private placement agreement during the same period totaling $0.05 per unit which a unit consisted of 1 share of common stock and warrant for half a share.

For the nine months ended September 30, 2011, the Company issued 1,000,000 shares of common stock to a consultant as a signing bonus for serving as a Director of Strategic Industry Relations. The shares were valued at $60,000 or $0.06 per share based on the current fair value of such shares on the date of the consulting agreement.

For the nine months ended September 30, 2011, the Company issued 3,000,000 shares of common stock to a consultant for services. The services are being rendered over a thirty-nine months period commencing on January 1, 2011. The shares were valued at $180,000 or $0.06 per share based on the current fair value of such shares on the date of the consulting agreement. For the three and nine months ended September 30, 2011, the Company expensed $15,000 and $30,000.

For the nine months ended September 30, 2011, the Company issued 14,001,000 shares of common stock related to acquisition of Scientific Nanomedicine, Inc. and Senior Scientific, LLC.

For the nine months ended September 30, 2011, the Company awarded the Chief Executive Officer an option for 6,000,000 shares of common stock vesting immediately, exercise price of $0.07 per share, and 10 year life.  The fair value of this option award totaled $408,000 based on the Black-Scholes option pricing model using the following assumptions: 10 year term; volatility rate of 135%; and discount rate of 2.5%.

For the nine months ended September 30, 2011, the Company issued 525,000 shares of common stock for public relations services.  The services are being rendered over a twelve months period commencing on January 1, 2011.  The shares were valued at $42,000 or $0.08 per share based on the current fair value of such shares on the date of the public relations services agreement.  For the three and nine months ended September 30, 2011, the Company expensed $32,000.

NOTE 5 – INVESTMENTS

The Company made an investment in Novint Technologies Inc. (“Novint”) in 2001. The Company initially recorded its investment using the equity method of accounting and wrote down the investment to $-0- in 2004 as it recorded its proportionate share of Novint's net loss.

In prior years, the Company had significant control of Novint because of Mr. Maslow's position as a shareholder and board member of both the Company and Novint. Mr. Maslow resigned from the board of the Company in October 2007 and therefore the Company no longer has significant control of Novint. As of September 30, 2012 and December 31, 2011, the Company owned 1,075,648 shares of Novint common stock or approximately 3% and modified its accounting for the ownership position in accordance with FASB ASC 820. The fair value of the Novint shares was $43,000 and $32,000 as of September 30, 2012 and December 31, 2011, respectively.

The Company has an additional investment in Aprilis, Inc. which is accounted for at a cost of $2,000 as of September 30, 2012 and December 31, 2011.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2012

NOTE 6 – RELATED PARTY AND FORMER OFFICERS NOTES PAYABLE

In December 2007, the former Chief Operating Officer and former Chief Executive Officer collectively forgave $1,416,500 of their outstanding accrued salaries ($1,387,500) and note payable ($29,000) balances. The amount forgiven has been accounted for as contributed capital. Additionally, the Company repaid $5,000 of the former Chief Executive Officer’s note payable balance. The remaining unpaid notes payable balances totaling $977,000 and $995,000 at September 30, 2012 and December 31, 2011, respectively, comprised of loans payable due on demand of $450,000 and $527,000, and $450,000 and $545,000, respectively, to its former Chief Operating Officer and Chief Executive Officer, respectively.

The loans bore interest at 5.5% per annum and were initially due December 31, 2002 and have been mutually extended and settled. Under the terms of the note extensions dated December 12, 2007, the loans bear interest at 5% per annum. The Company has recorded interest expense for notes payable to these former officers of approximately $12,000 and $36,000 for the three and nine months ended September 30, 2012 and 2011, respectively. Accrued interest related to these notes payable approximated $468,000 and $432,000 as of September 30, 2012 and December 31, 2011, respectively and is included in accrued liabilities, related parties.

NOTE 7 – NOTES PAYABLE – OTHER

From October 21, 2011 to April 26, 2012, the Company issued convertible notes for $600,000 (the "Convertible Notes") of which $200,000 was received on October 21, 2011, $100,000 was received on January 31, 2012 and $300,000 was received on April 26, 2012. The non-interest bearing notes can be converted into the Company’s common stock, at any date after six months from the issuance of each Note, at a conversion price of 67% of the fair value of the Company’s common stock upon the date of conversion notice, subject to a floor price of approximately $0.041 for the note issued in October 2011, approximately $0.044 for the note issued in January 2012 and approximately $0.034 for the note issued in April 2012. The holder of the notes has not converted any portion of the notes as of September 30, 2012. Additionally, the note holder was issued warrants for 6,000,000 shares of the Company’s common stock with an exercise price of $0.05 that expire on October 15, 2015 ("Warrants"). The conversion feature to the note payable has been accounted for as an original issue discount approximating $296,000 which has been fully accreted as of September 30, 2012. The warrant associated with the note has been accounted for as a debt discount with an approximate value of $296,000 which has been allocated to the note’s fully accreted value of $896,000 (original note amount plus original debt discount) on proportionate basis which amounted to $195,000. The warrant value of $252,000 was determined using the Black-Scholes option pricing model based on the following assumptions: 2 year term; volatility rate of 134% to 135%; and discount rate of 2.5%. For the nine months ended September 30, 2012, the Company has recorded an expense associated with original debt discount and expense associated with the debt discount (warrants) of $422,000. Accordingly, the carrying net value of this note at September 30, 2012 totals $896,000, comprising of $600,000 (original face value) plus the fully accreted original debt discount of $296,000.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2012

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

As of September 30, 2012 and 2011, the Company earned $171,000 and $514,000 and recorded such amount as revenue for each of the three and nine months ended September 30, 2012 and 2011, respectively. The amount received by the Company relates to services provided under the first element of the contract regarding additional services. The Company earned service income for time that a consultant to the Company, Dr. Lowe, made himself available to Carpenter in accordance with the Technology Transfer Agreement. The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement). The cost of revenue totaling $-0- and $28,000 and $-0- and $84,000, respectively, for the three and nine months ended September 30, 2012 and 2011 represents consulting fees paid to Dr. Lowe during the period.

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

The technology is expected to trim thousands of pounds from airplanes and hundreds of pounds from cars without sacrificing structural strength or adding significant cost. The nanostructured metals also have wide implications for use in the medical device and prosthetics industries including dental implants, replacements for hips, shoulders, knees and cardio vascular stents.  Nanostructured metals is stronger than conventional metal alloys, integrates more quickly with human bone,is expected to be more reliable, longer lasting, and provide faster post-surgery healing.  In December 2008, a manufacturing joint venture partner in Albuquerque, N.M. received U.S. Food and Drug Administration 510(k) clearance to market nanostructued titanium metal dental implants using our technology. This clearance positions us closer to our goal of commercializing our technology for nanostructured metals. We are in talks with many of the key manufacturers of dental implants and have signed material testing agreements with several manufacturers.

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

For the nine months ended September 30, 2012 and 2011 recorded $171,000 and $514,000, respectively, as revenue. The Company has received the following amounts from Carpenter:

●	During the year ended December 31, 2009, the Company received $0.6 million for the sale of certain technology;
●
During the years ended December 31, 2009, 2010 and 2011, the Company received from Carpenter $0.6 million of income for assisting with development of the technology and is recognizing the income over the term of the Agreement.

●	During the year ended December 31, 2009, the Company, received a $1,000,000 one-time payment for satisfying a performance obligation under the Technology Transfer Agreement

The Company recognized the sales revenue upon transfer of the technology and satisfying the performance obligation by Manhattan to facilitate the purchase of a current generation ECAP-C production machine by Carpenter and will recognize the service income over the term of the agreement. The royalty income will be recognized as products are developed using the field technology or sub-license.

The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period. The 42 month period is based on the time periods described in the Agreement: 6 months after March 12, 2011 (the "Effective Date"), 12 months after the Effective Date, and each of the first 3 anniversaries of Annuity date where the “Annuity date” is March 12, 2011.

In the near future, the Company believes that Carpenter will commercialize our metals technology which will provide a steady revenue stream.  Carpenter has expressed optimism about the future and importance of the technology licensed from us. They recently disclosed that they believe the technology is going to change the future of metals over the next few decades.  At a September investors meeting for Carpenter’s analysts, portfolio managers and shareholders, Carpenter discussed the interest in the medical community about the advanced metal, which Carpenter has trademarked under the name MithralMax.  Carpenter reported that it has sub-licensed the technology to a yet to be named, premium dental implant manufacturer.. Carpenter now says it is showing the material to many orthopedic companies.  Carpenter also reported to the financial community that it is going to take a look at how the metal works in aerospace and energy industries such as fasteners for the aerospace industry.  We expect to receive a minimum of $9 million in royalties from Carpenter during the period from 2015 to 2017.  We anticipate, however, that we will receive additional royalties before 2015,

NANOMEDICINE

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

We have invested approximately $2.0 million in the Senior Scientific cancer project over the past two years.  We continue to progress in advancing the technology toward commercialization. In the past year, we have reached the following milestones:

•	On the nanoparticle front, we can now consistently produce our own nanoparticles that are several times better for our application than those available commercially.
•
On the instrumentation front, our prototype instrument has been improved along our planned path to market. We have also broken new ground in methods to more specifically identify individual cancers, and to track multiple cancers.

We have worked closely with major cancer institutions in this regard, and have joint programs underway with their leading researchers in ovarian cancer, breast cancer, and prostate cancer. These programs are designed to validate our technology for the market, which will produce value for our shareholders. Our technology makes possible the detection of specific cancer cells. Physicians may then select a broad range for initial diagnosis, or a single type for monitoring therapy or detecting metastases. Small quantities of biosafe nanoparticles with attached targeting agents are introduced into the patient where they “stick” only to the targeted cancer cells. A weak magnetic field is applied to magnetize the particles, and sensitive magnetic detectors count the number of particles that have stuck to cancer cells. Due to the highly specialized nature of both the nanoparticles and our detection device, only those particles stuck to their targeted cells are detected, making the results highly specific, objective (the results depend only on the cells, not a human interpretation of an image), and sensitive (only a few thousand cells are required, instead of hundreds of millions for conventional techniques).

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

Our next step is placing instruments into operation. We have the instruments designed, and the cancer institutes are preparing to receive them. We need capital to produce the instruments, support the first users, and get the validation results. This will take about 12 months, and, at the end, we will have the technology ready for launch into significant non-FDA markets, or license for use in human applications, or both.  Our technology is a platform technology that has many possible applications. Our business model has been designed to fit these several applications, but, generally, the instrument will be placed at low cost, and recurring revenue realized on consumable targeted nanoparticles. Overall, we anticipate that our technology will be acquired or licensed by a large company once the first few applications are approved and in the market (if not before).

We are now at an important juncture in our program.  We have met with major medical device companies, and they have posed specific technology validation questions that we will answer. Leading physicians at various cancer institutes are eager to get started with studies that will provide that validation.  Regulatory approvals are required for applications of the technology in humans. Regulatory approval for in vivo applications may require demonstration that the targeted nanoparticles are safe for injection into humans, that the instrument is also safe, and that the resulting measurement provides information useful in assessing the state of a patient. We believe that the constituent parts of the targeted nanoparticles have already been approved for injection in humans in other applications. Initial toxicology studies in cell cultures suggest that the combination of the parts into targeted nanoparticles is not toxic. Significant effort is still required to document these results under the laboratory and manufacturing practices that the FDA is likely to require. The instrument comprises passive sensors and a magnetizing system, which applies a magnetic field much less powerful than that already approved in other instruments. The correlation of the instrument reading to the underlying biological phenomena has been demonstrated in preclinical studies for selected cancer/antibody combinations. Significant effort is still required to demonstrate the translation of the preclinical results to human pilot studies. We are currently working on defining the projects required to secure regulatory approval.

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

On May 31, 2011, we entered into an Agreement and Plan of Reorganization to acquire Senior Scientific and Scientific Nanomedicine. With the acquisition, we now have:

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

CUSTOMERS AND SUPPLIERS

For the nine months ended September 30, 2012 and 2011, significantly all of our revenue was generated by one customer, Carpenter Technology Corporation. We did not have any significant suppliers.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2011.

GROSS PROFIT. The $516,000 of revenue recognized for the nine months ended September 30, 2012 related to service income and is nearly equivalent to the $514,000 in revenue earned during the nine months ended September 30, 2011. The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period. The 42 month period is based on the time periods described in the Agreement (6 months after the Effective Date), (12 months after the Effective Date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is March 12, 2011. The cost of revenue totaling $84,000 for the nine months ended September 30, 2011 represents consulting fees paid during the period.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $1,696,000 for the nine months ended September 30, 2012 compared with $2,208,000 for the nine months ended September 30, 2011. General and administrative expenses decreased primarily as a result of costs incurred for common stock issued for services and stock based compensation related to vesting of warrants in 2011 partially offset by higher costs incurred related to research, patent applications for Senior Scientific technology and costs associated with investor relations.

NET LOSS. Our net loss was $1,607,000 for nine months ended September 30, 2012 compared to a net loss of $1,815,000 for the nine months ended September 30, 2011. The decrease in net loss resulted from lower general and administrative costs in 2011.

COMPREHENSIVE LOSS: Our comprehensive loss was $1,596,000 for nine months ended September 30, 2012 compared to comprehensive loss of $1,837,000 for the nine months ended September 30, 2011. The comprehensive loss was the result of a net loss in the first nine months of September 2012 and 2011 offset by $11,000 and $(22,000) in 2012 and 2011, respectively, related to unrealized gain (loss) in the market value of our shares of Novint Technologies, Inc. (“Novint”). As of September 30, 2012 and September 30, 2011, we owned 1,075,648 shares of common stock of Novint.

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2011.

GROSS PROFIT. The $171,000 of revenue recognized for the three months ended September 30, 2012 related to service income and is nearly equivalent to the $173,000 in revenue earned during the three months ended September 30, 2011. The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period. The 42 month period is based on the time periods described in the Agreement (6 months after the Effective Date), (12 months after the Effective Date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is March 12, 2011.  The cost of revenue totaling $28,000 for the three months ended September 30, 2011 represents consulting fees paid during the period.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $518,000 for the three months ended September 30, 2012 compared with $1,196,000 for the three months ended September 30, 2011.  General and administrative expenses decreased primarily as a result of costs incurred for common stock issued for services and stock based compensation related to vesting of warrants in 2011 partially offset by higher costs incurred related to research, patent applications for Senior Scientific technology and costs associated with investor relations.

NET LOSS. Our net loss was $324,000 for three months ended September 30, 2012 compared to a net loss of $1,065,000 for the three months ended September 30, 2011. The increase in net loss resulted from higher general and administrative costs and higher interest cost associated with our convertible debt.

COMPREHENSIVE LOSS: Our comprehensive loss was $302,000 for three months ended September 30, 2012 compared to comprehensive loss of $1,097,000 for the three months ended September 30, 2011. The comprehensive loss was the result of net losses in the first quarter of 2012 and 2011, offset by a $(32,000) unrealized gain (loss) in the market value of our shares of Novint Technologies, Inc. (“Novint”) during the third quarter of 2011.

LIQUIDITY AND PLAN OF OPERATIONS

Stockholders’ deficit totaled $632,000 on September 30, 2012 and the working capital deficit was $1,241,000 on such date. We anticipate we will sell additional common stock and issue shares and/or options in exchange for services. While we anticipate that our 2012 revenues received from our technology sales and service agreement will cover the cash needs of our overhead, we need to raise fund for the costs incurred related to research and patents for Senior Scientific technology.

At September 30, 2012, our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, and 1,075,648 shares of common stock of Novint; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

We had an increase of $308,000 in cash and cash equivalents for the nine months ended September 30, 2012, as a result of cash provided by financing activities offset by our net loss. For the nine months ended September 30, 2012, cash used by operating activities was $704,000 compared to $796,000 used by operating activities for the nine months ended September 30, 2011. Cash used by operating activities in 2012 was primarily as a result of our net loss which was offset by non-cash expenditures related to stock-based expenses totaling $102,000, debt discount and original issue discount of $422,000, and depreciation and amortization expense of $136,000. There was no cash used in investing activities in either the first quarters of 2012 and nominal amount in 2011. There was $1,012,000 of cash provided by financing activities in the nine months of 2012 as the result of issuance of common stock and a promissory note in 2012 compared to no cash provided or used by financing activities during the same period of 2011.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, investor relations services, public relations services, bookkeeping services, consultant services, and rent; and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of September 30, 2012, we had $465,000 in cash. We intend to satisfy our capital requirements for the next 12 months from our cash on hand and cash generated from our technology transfer agreements which we anticipate will cover the cash needs of our overhead and the cost of our operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2012 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

(b)          Changes In Internal Control Over Financial Reporting

During the quarter ended September 30, 2012, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of September 30, 2012, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the nine months ended September 30, 2012, the Company issued 12,600,000 shares of common stocks and warrants for 6,300,000 shares for a total consideration of $630,000 to seven individuals. Further, the Company issued 2,983,871 shares to an attorney for legal services for the Company totaling $124,000, and 300,000 shares to another consultant for services to satisfy an outstanding obligation totaling $21,000.  Additionally, the Company issued 200,000 shares and warrants for 100,000 shares to a consultant for services rendered to the Company totaling $10,000.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS

Index to Exhibits

31.1	Certification of Chief Executive Officer under Rule 13(a) — 14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer under Rule 13(a) — 14(a) of the Exchange Act.

32	Certification of CEO and CFO under 18 U.S.C. Section 1350

EX-101.INS **	XBRL Instance Document

EX-101.SCH **	XBRL Taxonomy Extension Schema Document

EX-101.CAL **	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF **	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB **	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE **	XBRL Taxonomy Extension Presentation Linkbase

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November, 2012.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer