Form 10-K
period 2012-12-31
MANHATTAN SCIENTIFICS INC
filed 2013-04-01
CIK 1099132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

MANHATTAN SCIENTIFICS, INC.
(Name of small business issuer in its charter)

Delaware	000-28411	85-0460639
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

The Chrysler Building, 405 Lexington Avenue, 26th Floor, New York, New York 10174
(Address of principal executive offices) (Zip code)

Issuer's telephone number: (212) 541-2405
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 29, 2012 was $19,847,114. For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of March 28, 2013 there were 458,542,480 shares of common stock of the issuer issued and outstanding.

PART I

Forward Looking Statements

This Form 10-K contains "forward-looking" statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which we may participate, competition within our chosen industry, including competition from much larger competitors, technological advances, our ability to obtain approval from the FDA or other governmental agencies and the failure by us to successfully develop business relationships. In addition, these forward-looking statements are subject, among other things, to our successful completion of the research and development of our technologies; successful commercialization and mass production of, among other things, the advanced materials, the nanomedicine, successful protection of our licensed patents; and effective significant industry competition from various entities whose research and development, financial, sales and marketing and other capabilities far exceeds ours. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

COMPANY HISTORY

Manhattan Scientifics, Inc. (the “Company” or “Manhattan Scientifics”), a Delaware corporation, was established on July 31, 1992 and has two operating wholly-owned subsidiaries: Metallicum, Inc., (“Metallicum”) and Senior Scientific LLC (“Senior Scientific”). On June 12, 2008, the Company acquired Metallicum, Inc., for 15,000,000 shares of Company’s common stock.

Manhattan Scientifics is focused on technology transfer and commercialization of disruptive technologies in the nano medicine space. The company is presently developing commercial medical prosthetics applications for its ultra-fine grain metals and plans to commercialize the cancer research work and nano medical applications developed by Senior Scientific, a unit of the Company.

The Company’s business model capitalizes on inventions and technology from which profits could be earned primarily through licensing. Manhattan Scientifics is dedicated to earning profit for its 8,600 owner-shareholders by identifying, developing, patenting, supporting and marketing technical innovation by harvesting top technology talent to bring game-changing products to market. Manhattan Scientifics assists and acquires early stage technologies and assists entrepreneurial founders and management to stage them to become commercial. Our investment philosophy is defined by our desire to help build innovative companies with exceptional potential. We emphasize novel technologies in the nano-medicine space with the potential to be disruptive and the ability to establish sustainable businesses. We are patient capital with experienced business-building partners who bring the perspective of merchant-bankers not venture capitalists. Our approach to assist scientists to commercialize their work is by providing a forum within which the commercialization process is fostered through partnerships with existing companies (Fortune 1000 or larger). We believe the entrepreneurial scientists and engineers who join us are enticed in part by the offer to potentially create personal success and wealth by virtue of ownership of our publicly traded shares common stock under the symbol MHTX.

Manhattan Scientifics distinguishes itself from most venture capital firms in that it uses its own, rather than managed capital. Consequently, Manhattan Scientifics’ actions are not constrained by preset rules and fund-life-time tables, and the technologist avoids many of the sometimes-adversarial aspects of venture capital relationships. Technologists who are “partnered” with our company also enjoy the diversity of shared success with their brother technologists at Manhattan Scientifics - success at any one of the company’s technologies finds its way into the value of our shares, and that success is shared by the entrepreneur whose concept or acceptance in the market place has not yet matured. Manhattan Scientifics brings its expertise with capital, but also with talent including IP counsel, experienced marketers and networkers with global reach.

Such companies allow the new technology to avoid the many pitfalls of the “Do it yourself” approach of startups (most of which fail). Our company earns profit through royalty-bearing licenses as part of the technology transfer process.

TWO BUSINESSES EXIST WITHIN MANHATTAN SCIENTIFICS

Two nanotechnology businesses exist within Manhattan Scientifics. Both “units” are wholly-owned subsidiaries, both focused on nanotechnology applications in medicine.

The first (Metallicum Inc.) – successfully demonstrates our business-model, a licensing model, given that we are an inventions commercialization company.

Manhattan’s second business is called Senior Scientific LLC, and is at the crossroads of biotechnology and nanotechnology.

Our novel bioimaging and nanomagnetic detection systems have been developed specifically to detect cancer and other diseases earlier and with higher specificity than is currently possible. We have developed proprietary hardware and software for the highly sensitive detection of nanomagnetic particles that can be linked to antibodies for the detection and treatment of cancer and other human diseases—all without the use of ionizing radiation or large magnetic fields.

Our novel technologies make possible the earlier detection of cancer in vivo, the ability to analyze biopsies with greater sensitivity and accuracy, the ability to monitor the therapeutic effectiveness of anticancer treatments—both in humans and in animal models—and allow us to detect cancer recurrence with significantly improved sensitivity. Please see: www.SeniorScientific.com

The technology was developed by Edward R. Flynn, PhD, Senior Scientific’s founder and chief scientist, in collaboration with Richard S. Larson, MD, PhD, Executive Vice Chancellor, UNM Health Sciences Center in New Mexico.

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

On May 31, 2011, we entered into an Agreement and Plan of Reorganization to acquire Senior Scientificand Scientific Nanomedicine, Inc. (“Scientific Nanomedicine” or “SNMI”). We subsequently dissolved Scientific Nanomedice and transferred all remaining assets to Senior Scientific. The total purchase price was 21,668,000 restricted shares of our common stock (less 7,667,000 shares previously issued pursuant to an option agreement). As a result of this acquisition, we own patented technologies that can use biosafe nanoparticles and sensitive magnetic sensors to detect and measure cancer cells in biopsies or in the human body with the potential to transform how cancer is detected and treated.

ADVANCED METALS

Our licensed proprietary process will enable our commercial partners the ability to build super-strength metals and alloys to make products that weigh far less than in the past and without significant cost premiums. In September 2009, the Company entered into a technology transfer agreement and sale with Carpenter Technology Corporation, (“Carpenter”).  Pursuant to these revenue generating agreements, Carpenter will fully develop, manufacture and market a new class of high strength metals. Metallicum intends to establish other manufacturing partner relationships with significant customers in the medical device and prosthetics industries.

NANOMEDICINE

Our acquisition of Senior Scientific gives us the commercial rights to technology and intellectual property with respect to the detection and monitoring of diseases using nanotechnologies. The technology is intended for the early detection of cancers, quantitative in vivo assessments of tumors, and similar applications with other diseases identifiable by cell surface markers. The technology does not require surgery, biopsy, radioactivity, or exotically expensive instruments. Nanoparticles are introduced to the body, for example, by intravenous injection. A sensitive magnetic instrument is used to magnetize and measure the nanoparticles that have bound to the specific targets (e.g., cells of a specific type of cancer). Other tissues, bone, scars, etc. are all transparent to the magnetic fields used, so the technology can be used to image and measure tumors in places inaccessible to other tests, and tumors while they are still small enough to be treatable. The nanoparticles are nontoxic, and the magnetic instrument is not harmful or expensive, so the tests can be repeated as needed. The following bullet points summarize management's current beliefs with respect to the benefits and commercialization of our nanomedicine technology:

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

As of December 31, 2012 and 2011, the Company recorded $686,000 and $686,000 as revenue for the years ended December 31, 2012 and 2011. The Company has received the following amounts from Carpenter:

•	During the year ended December 31, 2009, the Company received $0.6 million for the sale of certain technology;
•
During the years ended December 31, 2009, 2010, 2011 and 2012, the Company received from Carpenter $0.6 million of income for assisting with development of the technology and is recognizing the income over the term of the Agreement.

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

In January 2013, the Company entered into a licensing agreement with a party granting certain licensing rights to the Company's nanostructured metal technology. As consideration: the Company will receive $180,000 in January 2013 which has been received; $30,000 by June 1, 2013; $30,000 by December 31, 2013; $30,000 by December 1, 2014; and $30,000 upon commercial launch by the party or the latest December 1, 2015.

In the near future, the Company believes that Carpenter will commercialize our metals technology which will provide a steady revenue stream. Carpenter has expressed optimism about the future and importance of the technology licensed from us. They recently disclosed that they believe the technology is going to change the future of metals over the next few decades. At a September investors meeting for Carpenter’s analysts, portfolio managers and shareholders, Carpenter discussed the interest in the medical community about the advanced metal, which Carpenter has trademarked under the name MithralMax. Carpenter reported that it has sub-licensed the technology to a yet to be named, premium dental implant manufacturer. Carpenter now says it is showing the material to many orthopedic companies. Carpenter also reported to the financial community that it is going to take a look at how the metal works in aerospace and energy industries such as fasteners for the aerospace industry. We expect to receive a minimum of $9 million in royalties from Carpenter during the period from 2015 to 2017. We anticipate, however, that we will receive additional royalties before 2015.

NANOMEDICINE

Our subsidiary, Senior Scientific LLC, holds patented technologies that can use biosafe nanoparticles and sensitive magnetic sensors to detect and measure cancer cells in biopsies or in the human body. The technology is highly specific – it measures the exact type of cancer and does not generate false positive results from benign growths, calcifications, or other spurious signals that complicate current detection methods. It is also very sensitive – it can measure tumors that are 1000-times smaller than is possible with currently available techniques. This combination of features has the potential to transform how cancer is detected and treated.

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

We have invested approximately $2.0 million in the Senior Scientific cancer project in the past two years. We continue to progress in advancing the technology toward commercialization.

•
We are currently performing the detailed design of two next generation instruments, which should be 1000X more sensitive than our research prototype, and will offer automation and laboratory integration required for use in customer labs. The first instrument will be placed into service at our Albuquerque lab. We are working with the MD Anderson Cancer Center to ensure that their facility is ready to accept the second instrument and place it promptly into use. We are identifying and qualifying vendors for the systems, and anticipate having the first instrument operational within about 6 months after close of financing. We are also implementing and testing our own, proprietary nanoparticle chemistry and production, to give us control over the quality and economics of this important consumable in our business model.

•	Senior Scientific has joined NMBio as a corporate member, improving our access to and visibility within the New Mexico biotechnology community.

•
We are working with several groups at the MD Anderson Cancer Center to deliver a preclinical instrument for their testing and use. The work of Dr. Robert C. Bast Jr., Vice President for Translational Research at MD Anderson, (widely credited for the discovery of the ovarian cancer marker CA-125) with our technology earned the attention of the National Foundation for Cancer Research, which featured the technology as a “2012 Research Breakthrough.” We have frequent meetings with Dr. John Hazle, Chairman, Department of Imaging Physics, Division of Diagnostic Imaging, regarding the user and facility requirements for the instrument to be placed at MD Anderson. We have acquired preliminary data regarding a prostate cancer application in collaboration with MD Anderson, and are negotiating a larger collaboration in that area.

•
The first results from our clinical trial related to determination of minimum residual disease in leukemia were sufficiently promising that we have paused the trial while we integrate our in-house nanoparticles. The inclusion of our in-house nanoparticles in the trial should place us in better position to market the technology when the trial is complete.

•
We are continuing work under our $100,000 (approx.) NIH grant to develop a version of our technology using atomic magnetometer technology. We have begun qualifying commercial vendors for production of a commercial prototype atomic magnetometer-based instrument.

•	We have hired a full time Chief Nanoparticle Chemist, and renewed our user agreement with the Center for Integrated Nanotechnologies at Sandia National Laboratories.

All of these programs are designed to validate our technology for the market, which will produce value for our shareholders. Our technology makes possible the detection of specific cancer cells. Physicians may then select a broad range for initial diagnosis, or a single type for monitoring therapy or detecting metastases. Small quantities of biosafe nanoparticles with attached targeting agents are introduced into the patient where they “stick” only to the targeted cancer cells. A weak magnetic field is applied to magnetize the particles, and sensitive magnetic detectors count the number of particles that have stuck to cancer cells. Due to the highly specialized nature of both the nanoparticles and our detection device, only those particles stuck to their targeted cells are detected, making the results highly specific, objective (the results depend only on the cells, not a human interpretation of an image), and sensitive (only a few thousand cells are required, instead of hundreds of millions for conventional techniques).

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

The total market for all applications of our technology is hard to estimate, given the breadth of the platform and our ability to develop the commercial application. Our measurement approach is a platform technology with applications in many areas. A few examples: there are about 1M prostate cancer biopsies in the US each year; replacing those with our superior and less invasive test is about a $3B market. There are 2M prostate cancer survivors in the US; annual monitoring of those men for recurrence is about a $6B market. There are 1.6M breast cancer biopsies in the US each year; replacing those with our superior and less invasive test is about a $4.8B market. Monitoring cancer in laboratory animals, necessary in all new drug development as well as many other research applications, is an independent $100M/year opportunity with no need for FDA approval.

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

On May 31, 2011, we acquired Senior Scientific and all of its intellectual property. Incident to the acquisition, we assigned certain of the intellectual property to Scientific Nanomedicine, Inc., a subsidiary formed solely for that purpose. The need for that subsidiary has passed, and we have assigned all the intellectual property to Senior Scientific. Senior Scientific’s patent estate includes the patents and applications in the following schedule. We continue to prosecute our patent applications and file new applications as the technology progresses.

SenSci IP schedule:

Title	Application #	Filing date	Patent #	Country
Magnetic Needle Biopsy	60/549,501	1-Mar-2004		US
Magnetic Needle Biopsy	11/069,361	28-Feb-2005	7,309,316	US
Biomagnetic Detection And Treatment Of Alzheimer's Disease	60/866,095	16-Nov-2006		US
Biomagnetic Detection And Treatment Of Alzheimer's Disease	11/940,673	15-Nov-2007	8,060,179	US
Magnetic Needle Biopsy	11/957,988	17-Dec-2007		US
Magnetic Needle Biopsy	12/337,554	17-Dec-2008	8,118,754	US
Leukemia Cell Detection Using A Novel Magnetic Needle And Nanoparticles	61/248,775	5-Oct-2009		US
Early Detection Of Breast Cancer Using Magnetic Nanoparticles And Ultra-Sensitive Magnetic Field Sensors	61/259,011	6-Nov-2009		US
Detection Of Breast Cancer In Tissue Incompatible With Other Methods, And At Levels Undetectable By Other Means	61/308,897	27-Feb-2010		US
Apparatus And Method To Detect Ovarian Cancer In Tissue	61/310,700	4-Mar-2010		US
Nonsurgical Determination Of Organ Transplant Acceptance	61/314,370	16-Mar-2010		US
Method And System For In-Vivo Detection Of Hodgkin’s Lymphoma	61/314,392	16-Mar-2010		US
Nanoparticles And Methods For Making, Characterizing, And Testing Nanoparticles, Suitable For Use In Magentic Field Relaxometry Applications	61/329,076	28-Apr-2010		US

High-Temperature Superconducting Quantum Interference Device Apparatus	61/329,198	29-Apr-2010	US
Apparatus And Method To Detect Prostate Cancer In Tissue	61/331,816	5-May-2010	US
Methods And Apparatuses For The Localization And Treatment Of Cancer	61/352,782	8-Jun-2010	US
Methods And Apparatuses Using An Atomic Magnetometer To Detect Disease In Tissue	61/361,998	7-Jul-2010	US
Methods And Apparatuses To Detect Cancer Metastasis Or Recurrence	61/377,854	27-Aug-2010	US
Conjugated Nanoparticles As Contrast Agents	61/386,961	27-Sep-2010	US
Detection, Imaging, And Quantitation Of Targeted Cells	61/389,233	3-Oct-2010	US
Cell Detection Using Targeted Nanoparticles And Magnetic Properties Thereof	PCT/US2010/051417	5-Oct-2010	US
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof	PCT/US2010/055729	5-Nov-2010	US
Biological Application Of Magnetic Relaxometry With Atomic Magnetometer And SQUID Sensors	61/454,560	20-Mar-2011	US
Nonsurgical Determination Of Organ Transplant Condition	PCT/US2011/28746	16-Mar-2011	US
Magnetic Relaxometry Methods And Apparatuses	61/468,575	29-Mar-2011	US
Methods And Apparatuses For The Localization And Treatment Of Cancer	PCT/US2011/39349	7-Jun-2011	US
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof	13/249,994	30-Sep-2011	US
Magnetic Needle Biopsy	13/399,733	17-Feb-2012	US
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof	13/503674	24-Apr-2012	US
Magnetic Relaxometry Using Brownian Randomization, Neel Relaxation, Or Combinations Thereof	61/639,827	27-Apr-2012	US
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			Japan
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			Israel
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			Canada
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			Singapore
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			Australia
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			China

Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			EPO
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			India
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			Russia
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			S. Korea
Applications Of Magnetic Relaxometry In Ovarian Cancer Nanomedicine	61/691,913	22-Aug-2012	US
Method For Measuring The Viscosity Of A Fluid Using Magnetic Nanoparticles		1-Mar-2011	US
Magnetic Relaxometry Using Brownian Randomization, Neel Relaxation, Or Combinations Thereof	61/639,827	27-Apr-2012	US
Magnetic Relaxometry Using Magnetization And Measurement Fields	61/715,791	18-Oct-2012	US

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

The success of our business will depend, in part, to identify technology, obtain patents, protect and enforce patents once issued and operate without infringing on the proprietary rights of others. Our success will also depend on our ability to maintain exclusive rights to trade secrets and proprietary technology we own are currently developing and will develop. We can give no assurance that any issued patents will provide us with competitive advantages or will not be challenged by others, or that the patents of others will not restrict our ability to conduct business.

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

CUSTOMERS AND SUPPLIERS

For the years ended December 31, 2012 and 2011, all of our revenue was generated by one customer, Carpenter Technology Corporation. We did not have any significant suppliers.

EMPLOYEES

As of December 31, 2012, we had one full-time employee in general management. We do not expect any significant change in the total number of employees in the near future. Most of our research and development work has been performed by employees of our various research and development independent contractors (see below). We have historically indirectly funded the salaries of these individuals through our contract research and development payments to their employers. Although not technically our employees, we have considered these individuals to be an integral part of our research and development team. None of our employees or contractors is members of any union or collective bargaining organization. We consider our relationships with our employee and our independent contractor employees to be good.

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

ALL OF OUR CURRENT REVENUE IS GENERATED FROM ONE CUSTOMER.

For the year ended December 31, 2012, all of our revenue was generated by one customer, Carpenter Technology Corporation. If Carpenter Technology Corporation was unable to satisfy its obligations under our agreements, it would materially impact our revenue, net income and financial position.

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

As of December 31, 2012, our certificate of incorporation, as amended, authorizes us to issue 500,000,000 shares of common stock. If we are not able to increase our authorized capital, we may not be able to raise additional funds or pay service providers which could be harmful to our business or cause us to cease operations altogether.

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

ITEM 2. DESCRIPTION OF PROPERTIES

Our principal executive office is at The Chrysler Building, 405 Lexington Avenue, 26th Floor, New York, New York, 10174. We lease approximately 300 square feet of office space on a month-to-month basis. The aggregate annual rent for this office space was $3,000 in 2012. We believe our facilities are adequate for our current and planned business operations.

ITEM 3. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of December 31, 2012, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements other than the litigation described above which was subsequently settled.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Beginning on July 8, 2009, our Common Stock began quotations, and is currently being quoted, on the OTC Bulletin Board under the symbol MHTX.OB. From May 2007 to July 2009, our common stock was quoted on the OTC Pink Sheets under the symbol “MHTX.PK” after being removed from trading on the Over-The-Counter Bulletin Board. The following table sets forth for the periods indicated, the high and low per share bid information for our common stock for the fiscal years ended December 31, 2012 and December 31, 2011, as reported by www.otcmarkets.com. Such high and low bid information reflects inter-dealer quotes, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

2012
First Quarter	$0.068	$0.051
Second Quarter	$0.055	$0.040
Third Quarter	$0.063	$0.043
Fourth Quarter	$0.060	$0.046

2011
First Quarter	$0.105	$0.062
Second Quarter	$0.083	$0.049
Third Quarter	$0.080	$0.035
Fourth Quarter	$0.070	$0.042

As of March 28, 2013, there were 458,942,480 shares of common stock of the issuer issued and outstanding and 643 record shareholders.

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

2012

The Company issued 12,800,000 shares of common stocks and warrants for 6,400,000 shares for a total consideration of $640,000 to seven individuals. Further, the Company issued 2,983,871 shares to an attorney for legal services for the Company totaling $124,000, and 300,000 shares to another consultant for services to satisfy an outstanding obligation totaling $21,000. Additionally, the Company issued 200,000 shares and warrants for 100,000 shares to a consultant for services rendered to the Company totaling $10,000. The fair value of the 200,000 shares and warrants for 100,000 shares of common stock was based on the unit offering price of a private placement agreement during the same period totaling $0.05 per unit which a unit consisted of 1 share of common stock and warrant for half a share.

On February 8, 2012, the Company issued 6,000,000 shares to Crovato, Montgomery & Mason for $300,000 in cash.

On May 6, 2012, the Company issued 483,871 shares to Gerald Grafe for legal services.

On May 29, 2012, the Company issued 3,000,000 shares to Serenissima Group for $150,000 in cash.

On May 29, 2012, the Company issued 300,000 shares to Udo Retteberg for consulting fees.

On September 19, 2012, the Company issued 1,000,000 shares and warrants for 500,000 shares with exercise price of $0.07 per share to ESNO Inc. c/oFrancisco Escobar for $50,000 in cash.

On September 19, 2012, the Company issued 200,000 shares and warrants for 100,000 shares with exercise price of $0.07 per share to ESNO Inc. c/oFrancisco Escobar for $10,000 in services.

On September 10, 2012, the Company issued 2,500,000 shares to Gerald Grafe for legal services from June 1 - December 1, $0.04 per share value.

On September 10, 2012, the Company issued 1,600,000 shares and warrants for 800,000 shares with exercise price of $0.07 per share to Robert Reveley for $80,000 in cash.

On September 27, 2012, the Company issued 1,000,000 shares and warrants for 500,000 shares with exercise price of $0.07 per share to Michael R Napolitano GST for $50,000 in cash

On December 7, 2012, the Company issued 2,500,000 shares to Gerald Grafe for legal services from December 1 - June 1, $0.05 per share value

On December 17, 2012, the Company issued 300,000 shares to Steven Miller for services at $0.05 per share

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

On May 31, 2011, the Company issued 14,001,000 shares of common stock related to acquisition of Scientific Nanomedicine, Inc. and Senior Scientific, LLC, see Note 11 for further discussions. We subsequently dissolved Scientific Nanomedicine and tranfered all assets to Senior Scientific.

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

Securities Authorized for Issuance under Equity Incentive Plans

In November 2004, our Board of Directors adopted the 2004 Consultant Stock Plan (the "2004 Plan"). The purpose of this 2004 Consultant Stock Plan is to advance our interests by helping us obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock. We reserved 2,000,000 shares of our Common Stock for awards to be made under the 2004 Plan. We filed a registration statement on Form S-8 with the SEC on November 26, 2004 to register the shares underlying the 2004 plan. The 2004 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2004 Plan. The number of shares under the 2004 Plan available for grant at December 31, 2012 was 500,000.

On May 9, 2005, our Board of Directors adopted the 2005 Equity Compensation Plan (the "2005 Plan"). The purpose of this Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success, by offering them an opportunity to participate in the our future performance through awards of Options, the right to purchase Common Stock and Stock Bonuses. We reserved 10,000,000 shares of our Common Stock for awards to be made under the 2005 Plan. The 2005 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee, or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2005 Plan. We filed a registration statement on Form S-8 with the SEC on June 8, 2005 to register the shares underlying the 2005 plan. The number of shares under the 2005 Plan available for grant at December 31, 2012 was 4,868,763.

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2012.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	27,649,763
Total	—	—	27,649,763

A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable

Outstanding as of December 31, 2010	30,950,000			31,560,000
Granted	6,000,000	0.07	0.07	6,000,000
Expired	(250,000)	0.39	0.39	(250,000)
Outstanding as of December 31, 2011	36,700,000			36,700,000
Granted	3,000,000	0.07	0.07	3,000,000
Expired	-			-
Outstanding as of December 31, 2012	39,700,000			39,700,000

Exercise prices and weighted-average contractual lives of 39,700,000 stock options outstanding as of December 31, 2012 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.01	25,000,000	4.68	0.01	25,000,000	0.01
0.07	6,000,000	8.58	0.07	6,000,000	0.07
0.02	3,000,000	0.32	0.02	3,000,000	0.02
0.05	1,500,000	0.79	0.05	1,500,000	0.05
0.06	1,200,000	2.38	0.06	1,200,000	0.06
0.07	3,000,000	7.98	0.07	3,000,000	0.07

The fair value for options granted were determined using the Black-Scholes option-pricing model.

At December 31, 2012, the 39,700,000 outstanding options had an aggregate intrinsic value of $1,146,000.

The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2012.

	Warrants	Weighted average Exercise Price

Outstanding as of December 31, 2010	6,000,000	$0.07
Issued/Vested	2,000,000	0.05
Cancelled/Expired	0
Outstanding as of December 31, 2011	8,000,000	0.07
Issued/Vested	6,400,000	0.33
Cancelled/Expired	0
Outstanding as of December 31, 2012	14,400,000	0.26

Date	Number of Warrants	Exercise Price	Contractual Life Remaining		Number of Shares Exercisable

October 11, 2007	3,200,000	.01	7	years	3,200,000
November 9, 2007	800,000	.01	7	years	800,000
September 8, 2009	312,000	.10-.25	1	year	312,000
November 1, 2009	1,688,000	.15-.30	1	year	1,688,000
October 21, 2011	2,000,000	0.05	1	year	2,000,000
February 1, 2012	1,500,000	0.05	1	year	1,500,000
April 26, 2012	3,000,000	0.05	1	year	3,000,000
September 10, 2012	800,000	0.07	2	years	800,000
September 19, 2012	600,000	0.07	2	years	600,000
September 27, 2012	500,000	0.07	2	years	500,000
	14,400,000				14,400,000

The fair value for warrants granted were determined using the Black-Scholes option-pricing model. As of December 31, 2012,warrant for 6,400,000 shares were granted associated with convertible notes payable with exercise prices ranging from $0.05 to $0.07 per share, see Note 5 for additional discussions. As of December 31, 2011, warrants for 2,000,000 shares were granted associated with a convertible note payable with an exercise price of $0.05 per share, see Note 5 for additional discussions.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes appearing elsewhere in this Form 10-K.

OVERVIEW

The Company’s goal is to nurture visionary technologies into life changing success stories and Metallicum and Senior Scientific are pursuing that goal.

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

TWO BUSINESSES EXIST WITHIN MANHATTAN SCIENTIFICS

Two nanotechnology businesses exist within Manhattan Scientifics Inc;  Both “units” are wholly-owned subsidiaries, both focused on nanotechnology applications in medicine.

The first (Metallicum Inc.) – successfully demonstrates our business-model, a licensing model, given that we are an inventions commercialization company.

Manhattan’s second business is called Senior Scientific LLC, and is at the crossroads of biotechnology and nanotechnology.

Our novel bioimaging and nanomagnetic detection systems have been developed specifically to detect cancer and other diseases earlier and with higher specificity than is currently possible. We have developed proprietary hardware and software for the highly sensitive detection of nanomagnetic particles that can be linked to antibodies for the detection and treatment of cancer and other human diseases—all without the use of ionizing radiation or large magnetic fields.

Our novel technologies make possible the earlier detection of cancer in vivo, the ability to analyze biopsies with greater sensitivity and accuracy, the ability to monitor the therapeutic effectiveness of anticancer treatments—both in humans and in animal models—and allow us to detect cancer recurrence with significantly improved sensitivity. Please see: www.SeniorScientific.com

The technology was developed by Edward R. Flynn, PhD, Senior Scientific’s founder and chief scientist, in collaboration with Richard S. Larson, MD, PhD, Executive Vice Chancellor, UNM Health Sciences Center in New Mexico.

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

On May 31, 2011, we entered into an Agreement and Plan of Reorganization to acquire Senior Scientific. The total purchase price was 21,668,000 restricted shares of our common stock (less 7,667,000 shares previously issued pursuant to an option agreement). As a result of this acquisition, we own patented technologies that can use biosafe nanoparticles and sensitive magnetic sensors to detect and measure cancer cells in biopsies or in the human body with the potential to transform how cancer is detected and treated.

For the years ended December 31, 2012 and 2011, significantly all of our revenue was generated by one customer, Carpenter Technology Corporation. We did not have any significant suppliers.

YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011.

GROSS PROFIT. The $693,000 of revenue recognized for the year ended December 31, 2012 related to service income and is nearly equivalent to the $687,000 in revenue earned during the year ended December 31, 2011. The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period. The 42 month period is based on the time periods described in the Agreement (6 months after the Effective Date), (12 months after the Effective Date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is March 12, 2011. The cost of revenue totaling $112,000 for the year ended December 31, 2011 represents consulting fees paid during the period.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $2,069,000 for the year ended December 31, 2012 compared with $2,541,000 for the year ended December 31, 2011. General and administrative expenses decreased primarily as a result of costs incurred for common stock issued for services and stock based compensation related to vesting of warrants in 2011 partially offset by higher costs incurred related to research, patent applications for Senior Scientific technology and costs associated with investor relations.

NET LOSS. Our net loss was $2,090,000 for the year ended December 31, 2012 compared to a net loss of $2,287,000 for the year ended December 31, 2011. The decrease in net loss resulted from lower general and administrative costs in 2011.

COMPREHENSIVE LOSS: Our comprehensive loss was $2,100,000 for the year ended December 31, 2012 compared to comprehensive loss of $2,320,000 for the year ended December 31, 2011. The comprehensive loss was the result of a net loss during the year ended December 31, 2012 and 2011 offset by $(10,000) and $(33,000) in 2012 and 2011, respectively, related to unrealized gain (loss) in the market value of our shares of Novint Technologies, Inc. (“Novint”). As of December 31, 2012 and December 31, 2011, we owned 1,075,648 shares of common stock of Novint.

LIQUIDITY AND PLAN OF OPERATIONS

Stockholders’ deficit totaled $797,000 on December 31, 2012 and the working capital deficit was $1,418,000 on such date. We anticipate we will sell additional common stock and issue shares and/or options in exchange for services. While we anticipate that our 2013 revenues received from our technology sales and service agreement will cover the cash needs of our overhead, we need to raise fund for the costs incurred related to research and patents for Senior Scientific technology.

At December 31, 2012, our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, and 1,075,648 shares of common stock of Novint; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

We had a decrease of $66,000 in cash and cash equivalents for the year ended December 31, 2012, as a result of cash provided by financing activities offset by our net loss. For the year ended December 31, 2012, cash used by operating activities was $1,078,000 compared to $1,196,000 used by operating activities for the year ended December 31, 2011. Cash used by operating activities in 2012 was primarily as a result of our net loss which was offset by non-cash expenditures related to stock-based expenses totaling $436,000, debt discount and original issue discount of $424,000, and depreciation and amortization expense of $182,000. There was no cash used in investing activities in either the first quarters of 2012 and nominal amount in 2011. There was $1,012,000 of cash provided by financing activities in the year ended December 31, 2012 as the result of issuance of common stock and a promissory note in 2012 compared to no cash provided or used by financing activities during the same period of 2011.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, investor relations services, public relations services, bookkeeping services, consultant services, and rent; and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of December 31, 2012, we had $91,000 in cash. We intend to satisfy our capital requirements for the next 12 months from our cash on hand and cash generated from our technology transfer agreements which we anticipate will cover the cash needs of our overhead and the cost of our operations.

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

On May 31, 2011, we entered into an Agreement and Plan of Reorganization to acquire Senior Scientific. The total purchase price was 21,668,000 restricted shares of our common stock (less 7,667,000 shares previously issued pursuant to an option agreement. As a result of this acquisition, we own patented technologies that can use biosafe nanoparticles and sensitive magnetic sensors to detect and measure cancer cells in biopsies or in the human body with the potential to revolutionize how cancer is detected and treated.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Small Reporting Company, we are not required to provide the information under Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Manhattan Scientifics, Inc.;

We have audited the accompanying consolidated balance sheets of Manhattan Scientifics, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2012 and 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manhattan Scientifics, Inc. as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2012 and 2011in conformity with accounting principles generally accepted in the United States.

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP

April 1, 2013
Seattle, Washington

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$91,000	$157,000
Account receivable	257,000	171,000
Investments-available for sale	22,000	32,000
Prepaid expenses and other assets	164,000	244,000
Total current assets	534,000	604,000

Fixed assets, net	32,000	-
Investments	2,000	2,000
Intellectual property, net	1,283,000	1,447,000
Other asset	2,000	2,000
Total assets	$1,853,000	$2,105,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$234,000	$252,000
Accrued interest and expenses – related parties	372,000	365,000
Note payable to former officers	450,000	450,000
Notes payable – other	896,000	225,000
Total current liabilities	1,952,000	1,292,000

Long-term Liabilities
Note payable, related party	447,000	545,000
Accrued interest, related party	251,000	231,000
Total long-term liabilities	698,000	776,000
Total liabilities	2,650,000	2,068,000

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525	-	-
shares; issued and outstanding - none
Series B convertible, authorized 250,000 shares; 49,999 shares issued and	-	-
Outstanding
Series C convertible, redeemable, authorized 14,000 shares;	-	-
issued and outstanding - none
Common, authorized 500,000,000 shares, 458,942,480 and 440,058,609 shares issued and outstanding, respectively	459,000	440,000
Additional paid-in-capital	56,231,000	54,984,000
Other accumulated comprehensive income	22,000	32,000
Accumulated deficit	(57,509,000)	(55,419,000)
Total stockholders' equity (deficit)	(797,000)	37,000

Total liabilities and stockholders' equity (deficit)	$1,853,000	$2,105,000

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	YEAR ENDED DECEMBER 31,
	2012	2011

Revenue	$693,000	$687,000
Cost of revenues	-	112,000
Gross profit	693,000	575,000

Operating costs and expenses:
General and administrative	2,069,000	2,541,000
Research and development	274,000	204,000
Total operating costs and expenses	2,343,000	2,745,000

Loss from operations before other income and expenses	(1,650,000)	(2,170,000)

Other income and expenses:
Gain on debt extinguishment	33,000	-
Interest and other expenses	(473,000)	(117,000)

NET LOSS BEFORE INCOME TAXES	(2,090,000)	(2,287,000)

Income tax expense	-	-

NET LOSS AFTER INCOME TAXES	(2,090,000)	(2,287,000)

Other comprehensive income:
Unrealized loss on available for sale investments	(10,000)	(33,000)

COMPREHENSIVE LOSS	$(2,100,000)	$(2,320,000)

BASIC LOSS PER COMMON SHARE:

Weighted average number of common shares outstanding	449,696,878	425,578,607

Basic loss per common share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For The Years Ended December 31, 2012 And 2011

	Preferred Stock
	$.001 Par Value		Common Stock		Additional	Other
	Series B		$.001 Par Value		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total

Balance December 31, 2010	49,999	$-	411,769,926	$412,000	$52,726,000	$65,000	$(53,132,000)	$71,000

Issuance of shares for cash			2,000,000	2,000	98,000			100,000
Issuance of shares related to acquisition of Senior Scientific and Scientific Nanomedicine			14,001,000	14,000	885,000			899,000
Issuance of shares for services			12,287,683	12,000	792,000			804,000
Recognition of debt discount on warrants associated with debt					75,000			75,000
Vesting of stock options					408,000			408,000
Comprehensive income						(33,000)		(33,000)
Net loss							(2,287,000)	(2,287,000)

Balance December 31, 2011	49,999	$-	440,058,609	$440,000	$54,984,000	$32,000	$(55,419,000)	$37,000

Issuance of shares for cash			12,600,000	13,000	617,000			630,000
Issuance of shares for services			6,283,871	6,000	289,000			295,000
Recognition of debt discount on warrants associated with debt					120,000			120,000
Vesting of stock options					141,000			141,000
Forgiveness of debt by shareholder					80,000			80,000
Comprehensive loss						(10,000)		(10,000)
Net loss							(2,090,000)	(2,090,000)

Balance December 31, 2012	49,999	$-	458,942,480	$459,000	$56,231,000	$22,000	$(57,509,000)	$(797,000)

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,090,000)	$(2,287,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	295,000	480,000
Stock options issued/vested for services	141,000	408,000
Debt discount and original issue discount accretion	424,000	-
Gain on debt write-off	(33,000)	-
Amortization of technology license, patents and intellectual property	182,000	121,000
Changes in:
Accounts receivable	(86,000)	(171,000)
Prepaid expenses and other assets	80,000	166,000
Accounts payable	(18,000)	67,000
Accrued interest and expenses, related parties	27,000	20,000

Net cash used in operating activities	(1,078,000)	(1,196,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(2,000)

Net cash used in investing activities	-	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	400,000	200,000
Payment on related party note payable	(18,000)	-
Proceeds from issuance of common stock, net of offering costs	630,000	100,000

Net cash provided by financing activities	1,012,000	300,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(66,000)	(898,000)
Cash and cash equivalents, beginning of period	157,000	1,055,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$91,000	$157,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 14,001,000 common shares for acquisition of Senior Scientific and Scientific Nanomedicine	$-	$899,000
Recognition of debt discount on warrants associated with debt	$120,000	$75,000
Forgiveness of debt by shareholder and accounted for as additional paid-capital	$80,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 1 – ORGANIZATION AND OPERATIONS

Manhattan Scientifics, Inc., a Delaware corporation (formerly Grand Enterprises, Inc) (“Grand”) was established on July 31, 1992 and has four wholly-owned subsidiaries: Metallicum, Inc. (“Metallicum”), Senior Scientific LLC, Tamarack Storage Devices, Inc. (“Tamarack”) and Teneo Computing, Inc. (“Teneo”) (collectively “the Company”) a development stage enterprise. Currently, Metallicum is the only operating subsidiary and Tamarack and Teneo are dormant. On June 12, 2008, the Company acquired Metallicum, Inc, for 15,000,000 shares of Company’s common stock, Manhattan Scientifics, Inc., operates as a technology incubator that seeks to acquire, develop and commercialize life-enhancing technologies in various fields, with emphasis in the areas of nano-techonogies and nano-medicine. In this capacity, the Company continues to identify emerging technologies through strategic alliances with scientific laboratories, educational institutions, and scientists and leaders in industry and government. The Company has a long standing relationship with Los Alamos Laboratories in New Mexico. During 2008, the Company refocused its efforts from the development of its fuel cell technologies to its current focus on the development of nanomaterials through the acquisition of Metallicum.

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
DECEMBER 31, 2012 AND 2011

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS

BASIS OF CONSOLIDATION:

The consolidated financial statements include the accounts of Manhattan Scientific, Inc. and its wholly owned subsidiaries Tamarack, Teneo, Metallicum and Senior Scientific. All significant intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements include the operating activities of Metallicum, Inc. for the years ended December 31, 2012 and 2011.

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

CASH CONCENTRATION:

The Company’s cash accounts are fully insured at December 31, 2012 and 2011.

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

INTANGIBLE ASSETS:

License Agreements
In 2008, the Company obtained licenses to the rights of certain patents regarding nano-structured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represents its fair value. The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At December 31, 2012 and 2011, accumulated amortization was $134,000 and $104,000. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At December 31, 2012 and 2011, accumulated amortization was $13,000 and $10,000. Under the terms of the agreement the Company is required to pay an annual license fee of $10,000 starting in February 2010 and, may be required to pay royalties, as defined, to the licensors.

In 2011, the Company acquired Scientific Nanomemdicine, Inc. which holds the commercial rights to technology and intellectual property with respect to the early detection of diseases using nanotechnologies. The acquisition of Scientific Nanomedicine, Inc. has been accounted for as an asset purchase since this company had no tangible assets or liabilities and did not have the business inputs and outputs to be considered a business. The purchase price totaling $1,300,000 (fair value of 21,667,000 shares of common stocks issued) has been allocated to in process research and development and is being amortized over its estimated benefit period of 10 years. At December 31, 2012 and 2011, accumulated amortization was $207,000 and $77,000.

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
DECEMBER 31, 2012 AND 2011

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

RESEARCH AND DEVELOPMENT:

Research and development costs are expensed as incurred and amounted to $274,000 and $204,000 for the years ended December 31, 2012 and 2011.

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
DECEMBER 31, 2012 AND 2011

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

The fair value of the Company’s debt as of December 31, 2011 and December 31, 2010 approximated their fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of December 31, 2012 and December 31, 2011 because of the relative short term nature of these instruments. At December 31, 2012 and December 31, 2011, the fair value of the Company’s debt approximates carrying value. The fair value of the Company’s available for sale securities was $22,000 and $32,000 at December 31, 2012 and 2011, respectively, and these securities are classified as Level 1.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income. In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-12 only defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. Both ASUs are effective for interim and annual periods beginning after December 15, 2011. Our adoption of this ASU did not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which provides entities testing goodwill for impairment to now have an option of performing a qualitative assessment before having to calculate the fair value of a reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. This ASU is effective for fiscal years beginning after December 15, 2011. Our adoption of this ASU did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which converges common fair value measurement and disclosure requirements in accordance with GAAP and International Financial Reporting Standards, or IFRS. This ASU is effective for interim and annual periods beginning after December 15, 2011. Our adoption of this ASU did not have a material impact on our consolidated financial statements.

NOTE 3 – INVESTMENTS

As of December 31, 2012 and 2011, the Company owned 1,075,648 shares of Novint common stock or approximately 3%. The fair value of the Novint shares was $22,000 and $32,000 as of December 31, 2012 and 2011, respectively.

The Company has an additional investment in Aprils, Inc. which is accounted for at a cost of $2,000.

NOTE 4 – RELATED PARTY AND FORMER OFFICERS NOTES PAYABLE

In December 2007, the former Chief Operating Officer and former Chief Executive Officer collectively forgave $1,416,500 of their outstanding accrued salaries ($1,387,500) and note payable ($29,000) balances. In December 2012, the former Chief Operating Officer forgave $80,000 of the accrued salaries balance. The amount forgiven has been accounted for as contributed capital. Additionally, the Company repaid $5,000 of the former Chief Executive Officer’s note payable balance. The remaining unpaid notes payable balances totaling $897,000 and $995,000 at December 31, 2012 and 2011 comprised of loans payable of $450,000 and $447,000, and $450,000 and $545,000 to its former Chief Operating Officer and Chief Executive Officer, respectively.

The loans bore interest at 5.5% per annum and were initially due December 31, 2002 and have been mutually extended. Under the terms of the note extensions dated December 12, 2007, the loans bear interest at 5% per annum and are now due. The Company has recorded interest expense for notes payable to these former officers of approximately $50,000 and $50,000 for the years ended December 31, 2012 and 2011, respectively. Accrued interest related to these notes payable approximated $482,000 and $432,000 as of December 31, 2012 and 2011, respectively and is included in accrued liabilities, related parties.

The related party note payable of $447,000 and its accrued interest have been classified at December 31, 2012 and 2011 to long-term because the holder has waived his right to call the note and related interest until after March 31, 2014.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 5 –NOTE PAYABLE – OTHER

From October 21, 2011 to April 26, 2012, the Company issued convertible notes for $600,000 (the "Convertible Notes") of which $200,000 was received on October 21, 2011, $100,000 was received on January 31, 2012 and $300,000 was received on April 26, 2012. The non-interest bearing notes can be converted into the Company’s common stock, at any date after six months from the issuance of each Note, at a conversion price of 67% of the fair value of the Company’s common stock upon the date of conversion notice, subject to a floor price of approximately $0.041 for the note issued in October 2011, approximately $0.044 for the note issued in January 2012 and approximately $0.034 for the note issued in April 2012. The holder of the notes has not converted any portion of the notes as of December 31, 2012. Additionally, the note holder was issued warrants for 6,000,000 shares of the Company’s common stock with an exercise price of $0.05 that expire on October 15, 2015 ("Warrants"). The conversion feature to the note payable has been accounted for as an original issue discount approximating $296,000 which has been fully accreted as of December 31, 2012. The warrant associated with the note has been accounted for as a debt discount with an approximate value of $296,000 which has been allocated to the note’s fully accreted value of $896,000 (original note amount plus original debt discount) on proportionate basis which amounted to $195,000. The warrant value of $252,000 was determined using the Black-Scholes option pricing model based on the following assumptions: 2 year term; volatility rate of 134% to 135%; and discount rate of 2.5%. For the years ended December 31, 2012 and 2011, the Company has recorded an expense associated with original debt discount and expense associated with the debt discount (warrants) of $422,000 and $67,000. Accordingly, the carrying net value of this note at December 31, 2012 totals $896,000, comprising of $600,000 (original face value) plus the fully accreted original debt discount of $296,000. The carrying net value of this note at December 31, 2011 totals $192,000, comprising of $200,000 (original face value) plus accreted original debt discount of $38,000 less amortized debt discount of $46,000.

During the years ended December 31, 2005 and December 31, 2004, the Company issued convertible notes in the amount of $33,000. The notes had a one year maturity date, are noninterest bearing and upon maturity convertible at the current per share price. As of December 31, 2012, the Company has written off the $33,000 convertible note based upon the passing of the legal statute of limitation.

NOTE 6 – CAPITAL TRANSACTIONS

Preferred Stock
The Company has a total of 1,000,000 shares of authorized preferred shares which are segregated into three classes of preferred stock.

The Company has 182,525 authorized shares of convertible, redeemable, 10 percent cumulative, Class A, Preferred Stock with $0.001 par value. One Class A, Preferred share is convertible into 50 restricted common share and will be entitled to the number of votes equal to the number of shares of common stock into which such holder’s shares of Series A Preferred stock could be converted at the time of the vote. Class A, Preferred Stock is redeemable by the Company at $15 per share. Upon liquidation the holders of Series A Preferred stock will be entitled to be paid out of the assets available for distribution of the corporation an amount equal to $10 per share, before any payment will be made to the common shareholders. As of December 31, 2012 and 2011, no shares of Preferred Stock were issued and outstanding.

The Company has 250,000 authorized shares of Class B, Preferred Stock with $0.001 par value. As of December 31, 2012 and 2011, 49,999 shares of Preferred Stock were issued and outstanding. Series B preferred shares are convertible at a rate of 1 Series B preferred share to 10 common shares.

The Company has 14,000 authorized shares of redeemable, convertible, Class C, Preferred Stock with $100 stated value. Class C, Preferred Stock is not entitled to receive dividends unless dividends are paid on common stock. Upon liquidation Class C, Preferred Stock shall be treated as if it were converted to common stock prior to liquidation. Class C, Preferred Stock is convertible at $100 divided by the 10 day average closing price of common stock. The Class C, Preferred Stock is redeemable by the Company at the stated value. As of December 31, 2012 and 2011, no shares of Preferred Stock were issued and outstanding.

The Company has 553,475 undesignated blank check preferred stock, $0.001 par value, authorized, none outstanding. The preferred shares are to be issued in such series and to have such rights, preferences, and designation as determine by the Board of Directors of the Company.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Common Stock
The Company has a total of 500,000,000 shares of authorized common shares. As of December 31, 2012 and 2011, 458,942,480 and 440,058,609 shares of common stock were issued and outstanding, respectively.

Stocks issued during 2012
For the year ended December 31, 2012, the Company issued 12,800,000 shares of common stocks and warrants for 6,400,000 shares for a total consideration of $640,000 to seven individuals. Further, the Company issued 5,483,871 shares to an attorney for legal services for the Company totaling $249,000, and 600,000 shares to two consultants for services to satisfy an outstanding obligation totaling $36,000. Additionally, the Company issued 200,000 shares and warrants for 100,000 shares to a consultant for services rendered to the Company totaling $10,000. The fair value of the 200,000 shares and warrants for 100,000 shares of common stock was based on the unit offering price of a private placement agreement during the same period totaling $0.05 per unit which a unit consisted of 1 share of common stock and warrant for half a share.

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

The 2000 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2000 Plan allows for the issuance of incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2000 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2000 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2000 Plan available for grant at December 31, 2012 and 2011 was 25,281,000.

In November 2004, the Company’s Board of Directors adopted the 2004 Consultant Stock Plan (the "2004 Plan"). The purpose of this 2004 Consultant Stock Plan is to advance the Company’s interests by helping the Company obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock. The Company reserved 2,000,000 shares of Common Stock for awards to be made under the 2004 Plan. A registration statement on Form S-8 was filed with the SEC on November 26, 2004 to register the shares underlying the 2004 plan. The 2004 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2004 Plan. The number of shares under the 2004 Plan available for grant at December 31, 2012 and 2011 was 500,000.

On May 9, 2005, the Company’s Board of Directors adopted the 2005 Equity Compensation Plan (the "2005 Plan"). The purpose of this Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success, by offering them an opportunity to participate in the Company’s future performance through awards of Options, the right to purchase Common Stock and Stock Bonuses. The Company reserved 10,000,000 shares of Common Stock for awards to be made under the 2005 Plan. The 2005 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2005 Plan. A registration statement on Form S-8 was filed with the SEC on June 8, 2005 to register the shares underlying the 2005 plan. The number of shares under the 2005 Plan available for grant at December 31, 2012 was 4,868,763.

On August 5, 2011, the Company awarded the Chief Executive Officer an option for 6,000,000 shares of common stock vesting immediately, exercise price of $0.07 per share, and 10 year life. The fair value of this option award totaled $408,000 based on the Black-Scholes option pricing model using the following assumptions: 10 year term; volatility rate of 135%; and discount rate of 2.5%.

During 2012, the Company granted options for 3,000,000 shares of common stock vesting immediately, exercise price of $0.07 per share, and 8 year life. The fair value of these options totaled $142,000 based on the Black-Scholes option pricing model using the following assumptions: 8 year term; volatility rate ranging from 134% to 135%; and discount rate of 2.5%.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2012, the most recently completed fiscal year.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	27,649,763
Total	—	—	27,649,763

A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable
Outstanding as of December 31, 2010	30,950,000			31,560,000
Granted	6,000,000	0.07	0.07	6,000,000
Expired	(250,000)	0.39	0.39	(250,000)
Outstanding as of December 31, 2011	36,700,000			36,700,000
Granted	3,000,000	0.07	0.07	3,000,000
Expired	-			-
Outstanding as of December 31, 2012	39,700,000			39,700,000

Exercise prices and weighted-average contractual lives of 39,700,000 stock options outstanding as of December 31, 2012 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01	25,000,000	4.68	0.01	25,000,000	0.01
0.07	6,000,000	8.58	0.07	6,000,000	0.07
0.02	3,000,000	0.32	0.02	3,000,000	0.02
0.05	1,500,000	0.79	0.05	1,500,000	0.05
0.06	1,200,000	2.38	0.06	1,200,000	0.06
0.07	3,000,000	7.98	0.07	3,000,000	0.07

The fair value for options granted were determined using the Black-Scholes option-pricing model.

At December 31, 2012, the 39,700,000 outstanding options had an aggregate intrinsic value of $1,146,000.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Warrants:

The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2012.

	Warrants	Weighted average Exercise Price
Outstanding as of December 31, 2010	6,000,000	$0.07
Issued/Vested	2,000,000	0.05
Cancelled/Expired	0
Outstanding as of December 31, 2011	8,000,000	0.07
Issued/Vested	6,400,000	0.33
Cancelled/Expired	0
Outstanding as of December 31, 2012	14,400,000	0.26

Date	Number of Warrants	Exercise Price	Contractual Life Remaining	Number of Shares Exercisable
October 11, 2007	3,200,000.01		7 years	3,200,000
November 9, 2007	800,000.01		7 years	800,000
September 8, 2009	312,000	.10-.25	1 year	312,000
November 1, 2009	1,688,000	.15-.30	1 year	1,688,000
October 21, 2011	2,000,000	0.05	1 year	2,000,000
February 1, 2012	1,500,000	0.05	1 year	1,500,000
April 26, 2012	3,000,000	0.05	1 year	3,000,000
September 10, 2012	800,000	0.07	2 years	800,000
September 19, 2012	600,000	0.07	2 years	600,000
September 27, 2012	500,000	0.07	2 years	500,000
	14,400,000			14,400,000

The fair value for warrants granted were determined using the Black-Scholes option-pricing model. As of December 31, 2012,warrant for 6,400,000 shares were granted associated with convertible notes payable with exercise prices ranging from $0.05 to $0.07 per share, see Note 5 for additional discussions. As of December 31, 2011, warrants for 2,000,000 shares were granted associated with a convertible note payable with an exercise price of $0.05 per share, see Note 5 for additional discussions.

NOTE 7 – INCOME TAXES

The provision for income taxes on the statements of operations consists of $-0- and $-0- for the years ended December 31, 2012 and 2011, respectively. Deferred tax assets are comprised of the following at December 31:

	2012	2011
Net operating loss carryforward	$10,100,000	$9,552,000
Temporary differences	5,621,000	5,277,000
Less valuation allowance	(15,721,000)	(14,829,000)
Deferred tax asset, net	-	-

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. At December 31, 2012 and 2011, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2012 and 2011, net operating loss carryforwards were approximately $39,518,000 and $37,428,000, respectively, for federal tax purposes that expire at various dates from 2012 through 2031 and for state tax purposes expire in 2012 through 2022.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state regulations. The annual limitation may result in the expiration of substantial net operating loss carryforwards before utilization.

For December 31, 2012 and 2011, the provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2012 and 2011) to income taxes as follows:

	2012	2011
Tax benefit computed at 34%	$344,000	$615,000
Change in valuation allowance	(892,000)	(970,000)
Change in carryovers and tax attributes	548,000	355,000
Income tax provision	-	-

NOTE 8 – COMMITMENTS

Operating Leases

The Company’s principal executive offices in New York are leased on a month to month basis for $500 per month. For the years ended December 31, 2012 and 2011, rent expense was $6,000, and $6,000 respectively.

Litigation

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of December 31, 2012 and 2011, the Company was not party to any material litigation, claims or suit whose outcome could have material effect to the financial statements.

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

Metallicum, Inc.

In June 2008, the Company completed the purchase of Metallicum, Inc., a privately held research and development company of nano-structured materials, by acquiring all of the outstanding capital stock of Metallicum, Inc. for a total purchase price of $305,000. In connection with the Metallicum acquisition, the Company has agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with FASB ASC 805, the Company does not accrue contingent consideration obligations prior to the attainment of the objectives. At December 31, 2012, maximum potential future consideration pursuant to such arrangements, to be resolved over the following years, is the potential issuance of 15 million restricted shares of the Company’s common stock having a current approximate value of $750,000. Any such payments would result in increases in intangible assets.

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
3.
Metallicum, with purchaser’s cooperation, develops and submits U.S. patent applications to protect the current titanium nanostructuring technology for dental implants and additional medical device applications.

4.	Metallicum secures commercial contracts for, in purchaser’s reasonable good faith judgment, material sales of nanostructured metal with at least two customers.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Upon achieving milestones 1 and 2 Metallicum will receive 6,000,000 shares of common stock. Upon achieving each milestone 3, 4 and 5 Metallicum shareholders will receive 3,000,000 shares of common stock for each milestone reached. As of December 31, 2012, the Company has so far only achieved milestone 1.

Joint Venture

Metallicum entered a joint venture agreement with Danlin Products Inc. and BASIC Dental Inc. with respect to the development and manufacture of nano-titanium dental implants based upon Metallicum’s proprietary technology for nanostructuring metals and alloys. Metallicum has terminated this joint venture.

NOTE 9 – TECHNOLOGY TRANSFER AGREEMENT AND SUB-LICENSE AGREEMENT

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

As of December 31, 2012 and 2011, the Company earned $686,000 and $686,000 and recorded such amount as revenue for the years ended December 31, 2012 and 2011. The amount received by the Company relates to services provided under the first element of the contract regarding additional services. The Company earned service income for time that a consultant to the Company, Dr. Lowe, made himself available to Carpenter in accordance with the Technology Transfer Agreement. The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement). The cost of revenue totaling $-0- and $112,000 for the years ended December 31, 2012 and 2011 relates to consulting fees paid to Dr. Lowe during the period.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 10 – ACQUISITION OF SCIENTIFIC NANOMEDICINE, INC. AND SENIOR SCIENTIFIC, LLC

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

The Company subsequently dissolved SNMI and transferred all assets to Senior Scientific.

NOTE 11 – SUBSEQUENT EVENTS

In January 2013, the Company entered into a licensing agreement with a party granting certain licensing rights to the Company's nanostructured metal technology. As consideration: the Company received $180,000 in January 2013, and will receive $30,000 by June 1, 2013; $30,000 by December 31, 2013; $30,000 by December 1, 2014; and $30,000 upon commercial launch by the party or the latest December 1, 2015.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication. and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as or December 31, 2012:

Resources: As of December 31, 2012, we had one full-time employee in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

(b) Changes inInternal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages and biographical information of each of our directors and executive officers as of December 31, 2012 are set forth below. There are no existing family relationships between or among any of our executive officers or directors.

NAME	AGE	POSITION

Emmanuel Tsoupanarias	60	Chairman of the Board, President and Chief Executive Officer
Leonard Friedman	75	Secretary and Director
Frank Georgiou	62	Director
Chris Theoharis	60	Director
Larry Schatz	66	Director
Marvin Maslow	75	Chairman Emeritus
Gerald Grafe	47	President of Senior Scientific

Members of the Board serve until the next annual meeting of stockholders and until their successors are elected and qualified. Officers are appointed by and serve at the discretion of the Board. There are no family relationships among any of our directors or officers.

None of our directors or executive officers has, during the past ten years:

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

LARRY SCHATZ has served as a director since June 2010. He is of Counsel at Grubman Indursky Shire & Meiselas, P.C, a law firm where he has advised clients on business and corporate matters for the last 15 years. Mr. Schatz has practiced law in New York and Florida for over 40 years. He has served on boards of several public companies, including the Company from June 2003 to January 2006. Mr. Schatz’s experience advising clients on business and corporate matters and his experience on the boards of other public companies qualify him to serve on the Company’s Board.

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

MARVIN MASLOW served as the CEO of Manhattan Scientifics from January 1998 until November 2007. From June 1990 through September 1996, Mr. Maslow served as chief executive officer of Projectavision, Inc., a company he co-founded to develop and market video projection technology. He has also served as chief executive officer and chairman of the board of Tamarack Storage Devices, Inc. and as a director of Novint, Inc. For more than 20 years, Mr. Maslow has been President of Normandie Capital Corp., a private investment and consulting company. Mr. Maslow is credited with the starting up and financing of more than 20 enterprises during his career. Mr. Maslow received an A.A.S. degree from the Rochester Institute of Technology in 1957 and an honorable discharge from the U.S. Army Signal Corps in 1963. Mr. Maslow serves as a paid consultant to the Company, attends board meetings and serves as a special advisor to the Board of Directors. He also serves as a Maanger of the Company’s Senior Scientifics LLC subsidiary.

GERALD GRAFE has been President of Senior Scientific LLC at Manhattan Scientifics, Inc. since August 2, 2011. Mr. Grafe has focused his career on developing new technologies. He has served as legal counsel and advisor to over 100 early stage companies, with successes in strategic IP and patent planning, venture capital financing, and technology transfer with Sandia and Los Alamos labs and with the University of New Mexico. Mr. Grafe has served in private legal practice for the past decade as general counsel and intellectual property counsel for various venture-funded and public companies and New Mexico venture capitalist investors. Mr. Grafe has for many years been an advisor to early stage technology companies at TVC's Equity Capital Symposium. Before he began his work with startup companies, Mr. Grafe was an attorney in Sandia National Laboratories, where he worked as Intellectual Property legal counsel for divisions including robotics, computing, and systems. He helped define intellectual property mining and protection practices, filed and prosecuted a number of patents, developed technology transfer practices, and helped close many technology transfer transactions. Before moving to the legal department, he was a Senior Member of Technical Staff at Sandia National Laboratories, working on topics involving advanced electrical and computer technology, including: medical imaging, parallel computer architectures, network computing, embedded computing, and robotic vision. He has been Director of Novint Technologies Inc. since September 20, 2006. Mr. Grafe has a B.S. in Electrical Engineering, summa cum laude, from Texas A&M University, an M.S. in Electrical and Computer Engineering from the University of New Mexico, and was first in his class when receiving the J.D. degree from the University of New Mexico.

SECCTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2012, we believe that our executive officers, directors and ten percent stockholders complied with all reporting requirements applicable to them.

CODE OF ETHICS

On March 31, 2005, we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of the Company’s Code of Ethics can be viewed on our website at www.mhtx.com/code-of-ethics.htm or obtained free of charge by sending a written request to the attention of the Company’s Chief Executive Officer, Emmanuel Tsoupanarias at The Chrysler Building, 405 Lexington Avenue, 26th Floor, New York, New York, 10174.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation awarded by us to our executive officers for the fiscal years ended December 31, 2012 and 2011.  We do not have employment agreements with any of our officers.

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Emmanuel Tsoupanarias	2012	150,000	--	--	--	--	--		150,000
CEO and Chairman	2011	100,000	--	--	408,000	--	--	--	508,000

Gerald Grafe President of	2012	$201,875	--	$249,194	--	--	--	--	$451,069
Senior Scientific	2011	--	--	--	--	--	--	--	--

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

On March 28, 2013, the Company entered into an Employment Agreement with Emmanuel Tsoupanarias, our CEO. The agreement is for a term of five years and Mr. Tsoupanarias shall receive an annual salary of $150,000 per year and additional cash incentive consideration as determined by the Board. In the event the employment agreement is terminated by the Company without cause, then the Mr. Tsoupanarias shall receive 50% of the base salary remaining on the term and all options and other securities he would have been entitled to for an additional three months shall vest.

Director Compensation

For the year ended December 31, 2012, for their service as directors, each of the directors received $6,000 in fees.

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

Grant of Plan Based Awards

No plan-based awards were made during the fiscal year ended December 31, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 28, 2013, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned. Share ownership in each case includes shares issuable upon exercise of options exercisable within 60 days of the date of this Annual Report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934 for purposes of computing the percentage of common stock owned by such person but not for purposes of computing the percentage owned by any other person. Unless otherwise indicated, the address of the below-listed persons is our address, The Chrysler Building, 405 Lexington Avenue, 26th Floor, New York, New York 10174.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class(1)

Emmanuel Tsoupanarias (2)	16,800,000	3.7%
Leonard C. Friedman (3)	10,000,000	2.2%
Frank Georgiou (4)	22,500,106	5.0%
Chris Theoharis (4)	4,575,105	1.0%
Larry Schatz	3,000,000	0.7%
Gerald Grafe	15,626,554	3.4%
Directors and Executive Officers as a group (5 persons)	72,501,765	16.0%
Marvin Maslow (5)	53,697,606	11.7%
Total	126,199,371	27.7%
____________
(1) This tabular information is intended to conform to Rule 13d-3 promulgated under the Securities Exchange Act of 1934 relating to the determination of beneficial ownership of securities. The percent of class is based on 458,942,480 shares and, for each beneficial owner, gives effect to the exercise of warrants or options exercisable within 60 days of the date of this table owned, in each case, by the person or group whose percentage ownership is set forth herein.
(2) Includes 10,000,000 owned by Saraklis Inc., a corporation controlled by Mr. Tsoupanarias, a warrant to purchase 800,000 shares at a price of $0.013 per share and options to purchase 6,000,000 shares at $0.07.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In December 2007, the former Chief Operating Officer, Jack Harrod, and former Chief Executive Officer, Marvin Maslow, collectively forgave $1,416,500 of their outstanding accrued salaries ($1,387,500) and note payable ($29,000) balances. The amount forgiven has been accounted for as contributed capital. Additionally, the Company repaid $5,000 of Marvin Maslow’s note payable balance. The remaining unpaid notes payable balances totaling $995,000 at December 31, 2011 and 2010 comprised of loans payable of $450,000 and $545,000 to Jack Harrod and Marvin Maslow, respectively. Neither Mr. Harrod nor Mr. Maslow are officers or directors of the Company. Mr. Harrod resigned April 1, 2006. Mr. Maslow resigned November 1, 2007. Mr. Maslow is a related party as a result of his beneficial ownership of more than 10% of the Company’s common stock. The loans bore interest at 5.5% per annum and were initially due December 31, 2002 and have been mutually extended. Under the terms of the note extensions dated December 12, 2007, the loans bear interest at 5% per annum and are now due. The Company has recorded interest expense for notes payable to these former officers of approximately $50,000 and $50,000 for the years ended December 31, 2011 and 2010, respectively. Accrued interest related to these notes payable approximated $432,000 and $382,000 as of December 31, 2011 and 2010, respectively and is included in accrued liabilities, related parties. Mr. Maslow has agreed to waive any and all request for full payment of the amount owed to him until March 31, 2014. Sums earned to date from the Company in connection with equity and debt transactions have been credited to a reduction of the Company’s liability to him.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by our independent auditors for the fiscal years ended December 31, 2012 and December 31, 2011:

Fee Category	Fiscal 2012	Fiscal 2011

Audit and audit related fees	$62,000	$63,000
Tax fees	-	-
Other fees	-	-
Total fees	$62,000	$63,000

Audit Fees. Consists of aggregate fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance. There were no tax services provided in fiscal years ended December 31, 2012 and December 31, 2011.

Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal years ended December 31, 2012 and December 31, 2011.

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

ITEM 15. EXHIBITS

(a) EXHIBITS

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Reorganization (1)
2.2	Agreement and Plan of Merger (1)
3.1	Certificate of Incorporation dated August 1, 1995
3.2	Certificate of Amendment to Certificate of Incorporation dated January 8, 1998
3.3	Bylaws (1)
3.4	Certificate of Amendment of Certificate of Incorporation dated January 16, 2001
3.5	Certificate of Amendment of Certificate of Incorporation dated August 8, 2007
4.1	Certificate of Designation, Preferences and Rights of Series B Preferred Stock
4.2	Amended Certificate of Designation, Preferences and Rights of Series B Preferred Stock
4.3	Certificate of Designation, Preferences and Rights of Series C Preferred Stock
4.4	Amended Certificate of Designation, Preferences and Rights of Series C Preferred Stock (2)
10.1	Manhattan Scientifics, Inc. 1998 Stock Option Plan (1)
10.2	Stock Purchase Agreement between Manhattan Scientifics, Inc., Projectavision, Inc., and Lancer Partners, L.P. (3)
10.3	Manhattan Scientifics, Inc. 2000 Equity Incentive Plan (5)
10.4	2004 Consultant Stock Plan (6)
10.5	Manhattan Scientifics 2005 Equity Incentive Plan (8)
10.6	Technology Transfer Agreement by and between Carpenter Technology Corporation and Manhattan Scientifics, Inc, effective as of the 12th day of September 2009 (7)
10.7	Acquisition Option Agreement by and among Senior Scientific LLC, Edward R. Flynn, Ph.D., Scientific Nanomedicine, Inc. and Manhattan Scientifics, Inc. (10)
10.8	Stock Purchase Agreement, dated as of June 12, 2008, among Manhattan Scientifics, Inc., Metallicum, Inc., and the shareholders of Metallicum (9)
10.9	Settlement and Memorandum of Agreement among Marvin Maslow, Jack B. Harrod and Manhattan Scientifics, Inc. (9)
10.10	Patent License Agreement Between Los Alamos National Security, LLC and Manhattan Scientifics, Inc. (10)
10.11
Agreement and Plan of Reorganization by and among the Company, Scientific Nanomedicine, Inc., Edward, R. Flynn and Edward R. Flynn and Maureen A. Flynn, as Co-Trustees of the Edward R. Flynn and Maureen A. Flynn Revocable Trust u/t/a dated 10/25/2006. (11)

10.12	Purchase Agreement by and among the Company, Senior Scientific LLC and Edward R. Flynn. (11)
10.13	Consulting Agreement dated June 1, 2011 between Manhattan Scientifics Inc. and V. Gerald Grafe
10.14	Employment Agreement dated March 28, 2013 between Manhattan Scientifics Inc. and Emmanuel Tsoupanarias
10.15	Consulting Agreement between Normandie New Mexico Corp. and Manhattan Scientifics Inc. dated October 1, 2009
10.16	Amendment to the Consulting Agreement between Normandie New Mexico Corp. and Manhattan Scientifics Inc. dated October 1, 2009
14.1	Code of Ethics (9)
21.1	List of Subsidiaries

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d- 14(a) (12)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d- 14(a) (12)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)
EX-101.INS**	XBRL INSTANCE DOCUMENT
EX-101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB**	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
______________
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
(11) Incorporated by reference to the registrant's Form 8-K filed with the Commission on June 6, 2011.
(12) Incorporated by reference to the registrant's Form 10-K filed with the Commission on March 30, 2012.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of April 2013.

MANHATTAN SCIENTIFIC, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on April 1, 2013 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Emmanuel Tsoupanarias	Chief Executive Officer, President, Chairman of the Board
Emmanuel Tsoupanarias	(Principal Executive Officer and Principal Accounting Officer )

/s/ Leonard Friedman	Secretary and Director
Leonard Friedman

/s/ Frank Georgiou	Director
Frank Georgiou

/s/ Larry Schatz	Director
Frank Georgiou

/s/ Chris Theoharis	Treasurer and Director (Principal Financial Officer)
Chris Theoharis