Form 10-K/A
period 2012-12-31
MANHATTAN SCIENTIFICS INC
filed 2013-04-08
CIK 1099132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Amendment No. 1)

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

EXPLANATORY NOTE

On April 1, 2013 the Company filed it's Annual Report on Form 10-K, however, due to an error by our EDGAR Filing Agent, our XBRL Interactive Data files were not included with the original filing on Form 10-K. The purpose of this Amendment No. 1 to Form 10-K is to include the XBRL Interactive Data files. No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections. In addition, the Company made revisions throughout the filing.

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

As of December 31, 2012 and 2011, the Company recorded $693,000 and $687,000 as revenue for the years ended December 31, 2012 and 2011. The Company has received the following amounts from Carpenter:

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

In January 2013, the Company entered into a licensing agreement with a party granting certain licensing rights to the Company's nanostructured metal technology. As consideration: the Company received $180,000 in January 2013 , and will receive $30,000 by June 1, 2013; $30,000 by December 31, 2013; $30,000 by December 1, 2014; and $30,000 upon commercial launch by the party or the latest December 1, 2015.

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

2012

The Company issued 6,600,000 shares of common stocks and warrants for 3,300,000 shares for a total consideration of $330,000 to four parties. Further, the Company issued 6,000,000 shares for cash totaling $300,000, 5,483 ,871 shares to an attorney for legal services for the Company totaling $249,000 , and 300,000 shares to another consultant for services to satisfy an outstanding obligation totaling $21,000. Additionally, the Company issued 200,000 shares and warrants for 100,000 shares to a consultant for services rendered to the Company totaling $10,000. The fair value of the 200,000 shares and warrants for 100,000 shares of common stock was based on the unit offering price of a private placement agreement during the same period totaling $0.05 per unit which a unit consisted of 1 share of common stock and warrant for half a share. Additionally, the Company issued 300,000 shares to a consultant for services rendered to the Company totaling $15,000.

On February 8, 2012, the Company issued 6,000,000 shares to Crovato, Montgomery & Mason for $300,000 in cash.

On May 6, 2012, the Company issued 483,871 shares to Gerald Grafe for legal services.

On May 29, 2012, the Company issued 3,000,000 shares and warrants for 1,500,000 shares with an exercise price of $0.07 per share to Serenissima Group for $150,000 in cash.

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

On September 10, 2012, the Company issued 2,500,000 shares to Gerald Grafe for legal services from June 1 , 2012 - December 1 , 2012 at $0.04 per share value.

On September 10, 2012, the Company issued 1,600,000 shares and warrants for 800,000 shares with exercise price of $0.07 per share to Robert Reveley for $80,000 in cash.

On September 27, 2012, the Company issued 1,000,000 shares and warrants for 500,000 shares with exercise price of $0.07 per share to Michael R Napolitano GST for $50,000 in cash .

On December 7, 2012, the Company issued 2,500,000 shares to Gerald Grafe for legal services from December 1 , 2012 - June 1, 2013 at $0.05 per share value .

On December 17, 2012, the Company issued 300,000 shares to Steven Miller for services at $0.05 per share

We issued convertible notes for $400,000 (the "Convertible Notes") of which $100,000 was issued on January 31, 2012 and $300,000 was issued on April 26, 2012. The non-interest bearing notes can be converted into the Company’s common stock, at any date after six months from the issuance of each Note, at a conversion price of 67% of the fair value of the Company’s common stock upon the date of conversion notice, subject to a floor price of approximately $0.044 for the note issued in January 2012 and approximately $0.034 for the note issued in April 2012. The holder of the notes has not converted any portion of the notes as of June 30, 2012. Additionally on April 24, 2012 , the note holder was issued warrants for 6,000,000 shares of the Company’s common stock with an exercise price of $0.05 that expire on October 15, 2015 which replaced warrants for 2,000,000 shares previously granted in 2011 and warrants for 1,000,000 shares previously granted in February 2012 .

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

At December 31, 2012, the 39,700,000 outstanding options had an aggregate intrinsic value of $1,010,000 .

At December 31, 2012, the 39,700,000 outstanding options had an aggregate intrinsic value of $1,146,000.

The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2012.

	Warrants	Weighted average Exercise Price

Outstanding as of December 31, 2010	6,000,000	$0.07
Issued/Vested	2,000,000	0.05
Cancelled/Expired	0
Outstanding as of December 31, 2011	8,000,000	0.07
Issued/Vested	10,400,000	0.06
Cancelled/Expired	(3,000,000)	0.05
Outstanding as of December 31, 2012	15,400,000	0.06

Date	Number of Warrants	Exercise Price	Contractual Life Remaining		Number of Shares Exercisable

October 11, 2007	3,200,000	.01	7	years	3,200,000
November 9, 2007	800,000	.01	7	years	800,000
September 8, 2009	312,000	.10-.25	1	year	312,000
November 1, 2009	1,688,000	.15-.30	1	year	1,688,000
April 26, 2012	6,000,000	0.05	3	years	6,000,000
May 29 , 2012	1,500,000	0.07	1	year	1,500,000
September 10, 2012	800,000	0.07	2	years	800,000
September 19, 2012	600,000	0.07	2	years	600,000
September 27, 2012	500,000	0.07	2	years	500,000
	15,400,000				15,400,000

The fair value for warrants granted were determined using the Black-Scholes option-pricing model. As of December 31, 2012,   warrant for 6,000,000 shares were granted associated with convertible notes payable with exercise prices ranging from $0.05 to $0.07 per share. As of December 31, 2011, warrants for 2,000,000 shares were granted associated with a convertible note payable with an exercise price of $0.05 per share.

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

We had a decrease of $66,000 in cash and cash equivalents for the year ended December 31, 2012, as a result of cash provided by financing activities offset by our net loss. For the year ended December 31, 2012, cash used by operating activities was $1,078,000 compared to $1,196,000 used by operating activities for the year ended December 31, 2011. Cash used by operating activities in 2012 was primarily as a result of our net loss which was offset by non-cash expenditures related to stock-based expenses totaling $436,000, debt discount and original issue discount of $424,000, and depreciation and amortization expense of $182,000. There was no cash used in investing activities in either the first quarters of 2012 and nominal amount in 2011. There was $1,012,000 of cash provided by financing activities in the year ended December 31, 2012 as the result of issuance of common stock and a promissory note in 2012 compared to $300,000 cash provided by financing activities during the same period in 2011.

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

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP

April 1, 2013
Seattle, Washington

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$91,000	$157,000
Account receivable	257,000	171,000
Investments-available for sale	22,000	32,000
Prepaid expenses and other assets	164,000	244,000
Total current assets	534,000	604,000

Fixed assets, net	32,000	50,000
Investments	2,000	2,000
Intellectual property, net	1,283,000	1,447,000
Other asset	2,000	2,000
Total assets	$1,853,000	$2,105,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$234,000	$252,000
Accrued interest and expenses – related parties	372,000	365,000
Note payable to former officers	450,000	450,000
Notes payable – other	896,000	225,000
Total current liabilities	1,952,000	1,292,000

Long-term Liabilities
Note payable, related party	447,000	545,000
Accrued interest, related party	251,000	231,000
Total long-term liabilities	698,000	776,000
Total liabilities	2,650,000	2,068,000

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525	-	-
shares; issued and outstanding - none
Series B convertible, authorized 250,000 shares; 49,999 shares issued and	-	-
Outstanding
Series C convertible, redeemable, authorized 14,000 shares;	-	-
issued and outstanding - none
Common, authorized 500,000,000 shares, 458,942,480 and 440,058,609 shares issued and outstanding, respectively	459,000	440,000
Additional paid-in-capital	56,231,000	54,984,000
Other accumulated comprehensive income	22,000	32,000
Accumulated deficit	(57,509,000)	(55,419,000)
Total stockholders' equity (deficit)	(797,000)	37,000

Total liabilities and stockholders' equity (deficit)	$1,853,000	$2,105,000

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,090,000)	$(2,287,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	170,000	480,000
Stock options issued/vested for services	141,000	408,000
Debt discount and original issue discount accretion	424,000	-
Gain on debt write-off	(33,000)	-
Amortization of technology license, patents and intellectual property	182,000	121,000
Changes in:
Accounts receivable	(86,000)	(171,000)
Prepaid expenses and other assets	183,000	166,000
Accounts payable	4,000	67,000
Accrued interest and expenses, related parties	27,000	20,000

Net cash used in operating activities	(1,078,000)	(1,196,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(2,000)

Net cash used in investing activities	-	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	400,000	200,000
Payment on related party note payable	(18,000)	-
Proceeds from issuance of common stock, net of offering costs	630,000	100,000

Net cash provided by financing activities	1,012,000	300,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(66,000)	(898,000)
Cash and cash equivalents, beginning of period	157,000	1,055,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$91,000	$157,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 14,001,000 common shares for acquisition of Senior Scientific and Scientific Nanomedicine	$-	$899,000
Common shares issued for prepaids	$105,000	$-
Common shares issued for accrued liabilities	$21,000	$-
Recognition of debt discount on warrants associated with debt	$120,000	$75,000
Unrealized loss on available for sale securities	$10,000	$33,000
Forgiveness of debt by shareholder and accounted for as additional paid-capital	$80,000	$-

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

Stocks issued during 2012
The Company issued 6,600,000 shares of common stocks and warrants for 3,300,000 shares for a total consideration of $330,000 to four parties. Further, the Company issued 6,000,000 shares for cash totaling $300,000, 5,483,871 shares to an attorney for legal services for the Company totaling $249,000, and 300,000 shares to another consultant for services to satisfy an outstanding obligation totaling $21,000. Additionally, the Company issued 200,000 shares and warrants for 100,000 shares to a consultant for services rendered to the Company totaling $10,000. The fair value of the 200,000 shares and warrants for 100,000 shares of common stock was based on the unit offering price of a private placement agreement during the same period totaling $0.05 per unit which a unit consisted of 1 share of common stock and warrant for half a share. Additionally, the Company issued 300,000 shares to a consultant for services rendered to the Company totaling $15,000.

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

During 2012, the Company granted options for 6 ,000,000 shares of common stock vesting immediately, exercise price of $0.07 per share, and 8 year life which replaced warrants for 2,000,000 shares previously granted in 2011 and warrants for 1,000,000 shares previously granted in February 2012 . The fair value of these options totaled $141,000 based on the Black-Scholes option pricing model using the following assumptions: 8 year term; volatility rate ranging from 134% to 135%; and discount rate of 2.5%.

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Warrants:

The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2012.

	Warrants	Weighted average Exercise Price
Outstanding as of December 31, 2010	6,000,000	$0.07
Issued/Vested	2,000,000	0.05
Cancelled/Expired	0
Outstanding as of December 31, 2011	8,000,000	0.07
Issued/Vested	10,400,000	0.06
Cancelled/Expired	(3,000,000)	0.05
Outstanding as of December 31, 2012	15,400,000	0.06

Date	Number of Warrants	Exercise Price	Contractual Life Remaining	Number of Shares Exercisable
October 11, 2007	3,200,000.01		7 years	3,200,000
November 9, 2007	800,000.01		7 years	800,000
September 8, 2009	312,000	.10-.25	1 year	312,000
November 1, 2009	1,688,000	.15-.30	1 year	1,688,000
April 26 , 2012	6,000,000	0.05	3 years	6,000,000
May 29 , 2012	1,500,000	0.07	1 year	1,500,000
September 10, 2012	800,000	0.07	2 years	800,000
September 19, 2012	600,000	0.07	2 years	600,000
September 27, 2012	500,000	0.07	2 years	500,000
	15,400,000			15,400,000

The fair value for warrants granted were determined using the Black-Scholes option-pricing model. As of December 31, 2012, warrant for 6,000,000 shares were granted associated with convertible notes payable with exercise prices ranging from $0.05 to $0.07 per share, see Note 5 for additional discussions. As of December 31, 2011, warrants for 2,000,000 shares were granted associated with a convertible note payable with an exercise price of $0.05 per share, see Note 5 for additional discussions.

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

License Agreement

As discussed in Note 2 , the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors. The license rights also require the Company to meet certain milestones. Twelve months from the effective date of the license rights agreement Manhattan will initiate negotiations with at least five companies regarding manufacture and distribution of licensed products. Within twenty-four months Manhattan will establish capability for manufacturing a licensed product in New Mexico and within thirty-six months Manhattan will either manufacture a licensed product or close a sublicense agreement, or initiate a request for required government approval for a licensed product.

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

ITEM 15. EXHIBITS

(a) EXHIBITS

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Reorganization (1)
2.2	Agreement and Plan of Merger (1)
3.1	Certificate of Incorporation dated August 1, 1995 (12)
3.2	Certificate of Amendment to Certificate of Incorporation dated January 8, 1998 (12)
3.3	Bylaws (1)
3.4	Certificate of Amendment of Certificate of Incorporation dated January 16, 2001 (12)
3.5	Certificate of Amendment of Certificate of Incorporation dated August 8, 2007 (12)
4.1	Certificate of Designation, Preferences and Rights of Series B Preferred Stock (12)
4.2	Amended Certificate of Designation, Preferences and Rights of Series B Preferred Stock (12)
4.3	Certificate of Designation, Preferences and Rights of Series C Preferred Stock (12)
4.4	Amended Certificate of Designation, Preferences and Rights of Series C Preferred Stock (2)
10.1	Manhattan Scientifics, Inc. 1998 Stock Option Plan (1)
10.2	Stock Purchase Agreement between Manhattan Scientifics, Inc., Projectavision, Inc., and Lancer Partners, L.P. (3)
10.3	Manhattan Scientifics, Inc. 2000 Equity Incentive Plan (5)
10.4	2004 Consultant Stock Plan (6)
10.5	Manhattan Scientifics 2005 Equity Incentive Plan (8)
10.6	Technology Transfer Agreement by and between Carpenter Technology Corporation and Manhattan Scientifics, Inc, effective as of the 12th day of September 2009 (7)
10.7	Acquisition Option Agreement by and among Senior Scientific LLC, Edward R. Flynn, Ph.D., Scientific Nanomedicine, Inc. and Manhattan Scientifics, Inc. (10)
10.8	Stock Purchase Agreement, dated as of June 12, 2008, among Manhattan Scientifics, Inc., Metallicum, Inc., and the shareholders of Metallicum (9)
10.9	Settlement and Memorandum of Agreement among Marvin Maslow, Jack B. Harrod and Manhattan Scientifics, Inc. (9)
10.10	Patent License Agreement Between Los Alamos National Security, LLC and Manhattan Scientifics, Inc. (10)
10.11
Agreement and Plan of Reorganization by and among the Company, Scientific Nanomedicine, Inc., Edward, R. Flynn and Edward R. Flynn and Maureen A. Flynn, as Co-Trustees of the Edward R. Flynn and Maureen A. Flynn Revocable Trust u/t/a dated 10/25/2006. (11)

10.12	Purchase Agreement by and among the Company, Senior Scientific LLC and Edward R. Flynn. (11)
10.13	Consulting Agreement dated June 1, 2011 between Manhattan Scientifics Inc. and V. Gerald Grafe (12)
10.14	Employment Agreement dated March 28, 2013 between Manhattan Scientifics Inc. and Emmanuel Tsoupanarias (12)
10.15	Consulting Agreement between Normandie New Mexico Corp. and Manhattan Scientifics Inc. dated October 1, 2009 (12)
10.16	Amendment to the Consulting Agreement between Normandie New Mexico Corp. and Manhattan Scientifics Inc. dated October 1, 2009 (12)
14.1	Code of Ethics (9)
21.1	List of Subsidiaries (12)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d- 14(a)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d- 14(a)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS**	XBRL INSTANCE DOCUMENT
EX-101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB**	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
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
(12) Incorporated by reference to the registrant's Form 10-K filed with the Commission on April 1, 2013.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this  8th day of April 2013.

MANHATTAN SCIENTIFIC, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on April 8, 2013 on behalf of the registrant and in the capacities indicated.

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