Form 10-Q
period 2013-03-31
MANHATTAN SCIENTIFICS INC
filed 2013-05-13
CIK 1099132

MANHATTAN SCIENTIFICS INC FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal quarter ended March 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 000-28411

MANHATTAN SCIENTIFICS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	000-28411	85-0460639
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

The Chrysler Building
405 Lexington Avenue, 26th Floor
New York, New York, 10174
(Address of principal executive offices) (Zip code)

(212) 541-2405
(Registrant’s telephone number, including area code)

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

There were 458,942,480 shares outstanding of registrant’s common stock, par value $.001 per share, as of May 8, 2013.

PART I

ITEM 1. FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$709,000	$91,000
Account receivable	-	257,000
Investments-available for sale	22,000	22,000
Prepaid expenses and other assets	87,000	164,000
Total current assets	818,000	534,000

Investments	2,000	2,000
Property and equipment, net	27,000	32,000
Intellectual property, net	1,242,000	1,283,000
Other asset	2,000	2,000
Total assets	$2,091,000	$1,853,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$232,000	$234,000
Accrued interest and expenses — related parties	379,000	372,000

Deferred revenue	171,000	-
Note payable to former officers	450,000	450,000
Note payable — other	896,000	896,000
Total current liabilities	2,128,000	1,952,000

Long-term liabilities
Note payable, related party	447,000	447,000
Accrued interest, related party	251,000	251,000
Total long-term liabilities	698,000	698,000
Total liabilities	2,826,000	2,650,000

Commitments and Contingencies:	-	-

STOCKHOLDERS’ DEFICIT
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares; issued and outstanding — none	-	-
Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding	-	-
Series C convertible, redeemable, authorized 14,000 shares; issued and none outstanding	-	-
Common, authorized 500,000,000 shares, 458,942,480 and 458,942,480 shares issued, and outstanding, respectively	459,000	459,000
Additional paid-in-capital	56,231,000	56,231,000
Other accumulated comprehensive income	22,000	22,000
Accumulative deficit	(57,447,000)	(57,509,000)

Total stockholders' deficit	(735,000)	(797,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,091,000	$2,105,000

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	THREE MONTHS ENDED
	March 31, 2013	March 31, 2012

Revenue	$444,000	$171,000
Cost of revenue	-	-
Gross profit	444,000	171,000

Operating costs:
General and administrative expenses	346,000	531,000
Research and development	23,000	71,000
Total operating costs and expenses	369,000	602,000

Income (loss) from operations before other income and expenses	75,000	(431,000)

Other income and (expenses):
Interest and other expenses	(13,000)	(163,000)

NET INCOME (LOSS)	62,000	(594,000)

Comprehensive income:
Unrealized gain (loss) on available for sale investments	-	(11,000)

COMPREHENSIVE INCOME (LOSS)	$62,000	$(583,000)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares outstanding	458,942,480	443,487,180

Basic and diluted income (loss) per common share	$0.00	$(0.00)

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	March 31, 2013	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$62,000	$(594,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Debt discount and original issue discount accretion	-	151,000
Amortization of technology license, patents and intellectual property	46,000	46,000
Changes in operating assets and liabilities:
Account receivable	257,000	171,000
Prepaid expenses and other assets	77,000	90,000
Accounts payable and accrued expenses	(2,000)	35,000
Accrued interest and expenses—related parties	7,000	2,000
Deferred revenue	171,000	257,000

Net cash provided by (used in) operating activities	618,000	158,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	100,000
Proceeds from issuance of common stock	-	300,000
Net cash provided by financing activities	-	400,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	618,000	558,000
Cash and cash equivalents, beginning of period	91,000	157,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$709,000	$715,000

See notes to unaudited consolidated financial statements

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2013

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2012. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

NOTE 2 – ORGANIZATION AND OPERATIONS

Manhattan Scientifics, Inc., a Delaware corporation (formerly Grand Enterprises, Inc.) (the “Company”) was established on July 31, 1992 and has two operating wholly-owned subsidiaries: Metallicum, Inc., (“Metallicum”) and Senior Scientific, LLC ( “Senior Scientific”). On June 12, 2008, the Company acquired Metallicum, Inc., for 15,000,000 shares of Company’s common stock. The Company  operates as a technology incubator that seeks to acquire, develop and commercialize life-enhancing technologies in various fields, with emphasis in the areas of nanotechonogies and nanomedicine. In this capacity, the Company continues to identify emerging technologies through strategic alliances with scientific laboratories, educational institutions, and scientists and leaders in industry and government. The Company has a long standing relationship with Los Alamos Laboratories in New Mexico. During 2008, the Company refocused its efforts from the development of its fuel cell technologies to its current focus on the development of nanomaterials through the acquisition of Metallicum and early cancer detection through the acquisition of Senior Scientific.

Metallicum is a nanotechnology start-up company located in Santa Fe, New Mexico. Metallicum Inc. has focused on the development and manufacturing of nanostructured metals for medical implants and other applications. Metallicum has established, and intends to establish, additional manufacturing partner relationships with major Fortune 500 metals companies and strategic partnering with significant customers in the medical device & prosthetics industries as well as in auto, truck, and aircraft manufacturing industries. The Company conducts its operations primarily in the United States.

Manhattan Scientifics purchased Metallicum to acquire its licensed rights to patented technology. The technology is comprised of three US Patents (US Patent numbers 7152448, 6197129 and 6399215) for which Metallicum (subsequently, Manhattan) had been assigned exclusive license rights by Los Alamos National Security LLC (LANL). Under the license rights, Metallicum had all rights, title and interest throughout the world in and to any and all inventions, original works of authorship, developments, concepts, know-how, and improvements on the patents or trade secrets whether or not patentable or registrable under copyright or similar laws.

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

In September 2009, the Company entered into a technology transfer agreement with Carpenter Technologies Corporation (“Carpenter”) pursuant to which Carpenter will fully develop, manufacture and market a new class of high strength metals under an exclusive technology transfer agreement from Manhattan Scientifics and the Los Alamos National Laboratory. The proprietary process will enable super-strength metals and alloys to make products that weigh far less than in the past and without significant cost premiums.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2013

NOTE 2 – ORGANIZATION AND OPERATIONS (Continued)

On May 31, 2011, we entered into an Agreement and Plan of Reorganization to acquire Senior Scientific and Scientific Nanomedicine, Inc. (“Scientific Nanomedicine” or “SNMI”). We subsequently dissolved Scientific Nanomedice and transferred all remaining assets to Senior Scientific. The total purchase price was 21,668,000 restricted shares of our common stock (less 7,667,000 shares previously issued pursuant to an option agreement). As a result of this acquisition, we own patented technologies that can use biosafe nanoparticles and sensitive magnetic sensors to detect and measure cancer cells in biopsies or in the human body with the potential to transform how cancer is detected and treated.

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

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represented its fair value. The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At March 31, 2013 and December 31, 2012, accumulated amortization was $142,000 and $134,000, respectively. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At March 31, 2013 and December 31, 2012, accumulated amortization was $14,000 and $13,000, respectively. Under the terms of the agreement the Company is required to pay an annual license fee of $10,000 starting in February 2010 and, may be required to pay royalties, as defined, to the licensors.

In 2011, the Company acquired Scientific Nanomemdicine, Inc. which holds the commercial rights to technology and intellectual property with respect to the early detection of diseases using nanotechnologies. The acquisition of Scientific Nanomedicine, Inc. has been accounted for as an asset purchase since this company had no tangible assets or liabilities and did not have the business inputs and outputs to be considered a business. The purchase price totaling $1,300,000 (fair value of 21,667,000 shares of common stocks issued) has been allocated to in process research and development and is being amortized over its estimated benefit period of 10 years. At March 31, 2013 and December 31, 2012, accumulated amortization was $239,000 and $207,000.  We subsequently dissolved Scientific Nanomedice and transferred all remaining assets to Senior Scientific.

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2013

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS (Continued)

CASH CONCENTRATION:

The Company’s cash accounts are fully insured at March 31, 2013 and December 31, 2012.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company complies with ASC 820, Fair Value Measurements and Disclosures, which provides a framework for measuring fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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
March 31, 2013

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS (Continued)

The Company designates cash equivalents (consisting of money market funds) and investments in securities of publicly traded companies as Level 1. The total amount of the Company’s investment classified as Level 3 is de minimis.

The fair value of the Company’s debt as of March 31, 2013 and December 31, 2012 approximated their carrying value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of March 31, 2013 and December 31, 2012 because of the relative short term nature of these instruments. At March 31, 2013 and December 31, 2012, the fair value of the Company’s debt approximates carrying value. The fair value of the Company’s available for sale securities was $22,000 at March 31, 2013 and December 31, 2012 and these securities are classified as Level 1.

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

NOTE 4 – CAPITAL TRANSACTIONS

Capital transactions during the three months ended March 31, 2013 and 2012:

There were no shares issued or options/warrants granted during the three months ended March 31, 2013.

For the three months ended March 31, 2012, the Company issued 6,000,000 shares of common stocks and warrants for 3,000,000 shares for a total consideration of $300,000 to three individuals.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2013

NOTE 5 – INVESTMENTS

The Company made an investment in Novint Technologies Inc. (“Novint”) in 2001. The Company initially recorded its investment using the equity method of accounting and wrote down the investment to $-0- in 2004 as it recorded its proportionate share of Novint's net loss.

In prior years, the Company had significant control of Novint because of Mr. Maslow's position as a shareholder and board member of both the Company and Novint. Mr. Maslow resigned from the board of the Company in October 2007 and therefore the Company no longer has significant control of Novint. As of March 31, 2013 and December 31, 2012, the Company owned 1,075,648 shares of Novint common stock or approximately 3% and modified its accounting for the ownership position in accordance with FASB ASC 820. The fair value of the Novint shares was $22,000 as of March 31, 2013 and December 31, 2012.

The Company has an additional investment in Aprilis, Inc. which is accounted for at a cost of $2,000 as of March 31, 2013 and December 31, 2012.

NOTE 6 – RELATED PARTY AND FORMER OFFICERS NOTES PAYABLE

In December 2007, the former Chief Operating Officer and former Chief Executive Officer collectively forgave $1,416,500 of their outstanding accrued salaries ($1,387,500) and note payable ($29,000) balances. In December 2012, the former Chief Operating Officer forgave $80,000 of the accrued salaries balance. The amount forgiven has been accounted for as contributed capital. Additionally, the Company repaid $5,000 of the former Chief Executive Officer’s note payable balance. The remaining unpaid notes payable balances totaling $897,000 at March 31, 2013 and December 31, 2012 comprised of loans payable of $450,000 and $447,000, and $450,000 and $545,000 to its former Chief Operating Officer and Chief Executive Officer, respectively. Under the terms of the note extensions dated December 12, 2007, the loans bear interest at 5% per annum and are now due. The Company has recorded interest expense for notes payable to these former officers of approximately $13,000 for the three months ended March 31, 2013 and 2012, respectively. Accrued interest related to these notes payable approximated $495,000 and $482,000 as of March 31, 2013 and December 31, 2012, respectively and is included in accrued liabilities, related parties.

The related party note payable of $447,000 and its accrued interest have been classified at March 31, 2013 and December 31, 2012 to long-term because the holder has waived his right to call the note and related interest until after March 31, 2014.

NOTE 7 – NOTES PAYABLE – OTHER

From October 21, 2011 to April 26, 2012, the Company issued convertible notes for $600,000 (the "Convertible Notes") of which $200,000 was received on October 21, 2011, $100,000 was received on January 31, 2012 and $300,000 was received on April 26, 2012. The non-interest bearing notes can be converted into the Company’s common stock, at any date after six months from the issuance of each Note, at a conversion price of 67% of the fair value of the Company’s common stock upon the date of conversion notice, subject to a floor price of approximately $0.041 for the note issued in October 2011, approximately $0.044 for the note issued in January 2012 and approximately $0.034 for the note issued in April 2012. The holder of the notes has not converted any portion of the notes as of December 31, 2012. Additionally, the note holder was issued warrants for 6,000,000 shares of the Company’s common stock with an exercise price of $0.05 that expire on October 15, 2015 ("Warrants"). The conversion feature to the note payable has been accounted for as an original issue discount approximating $296,000 which has been fully accreted as of December 31, 2012. The warrant associated with the note has been accounted for as a debt discount with an approximate value of $296,000 which has been allocated to the note’s fully accreted value of $896,000 (original note amount plus original debt discount) on proportionate basis which amounted to $195,000. The warrant value of $252,000 was determined using the Black-Scholes option pricing model based on the following assumptions: 2 year term; volatility rate of 134% to 135%; and discount rate of 2.5%. For the years ended December 31, 2012 and 2011, the Company has recorded an expense associated with original debt discount and expense associated with the debt discount (warrants) of $422,000 and $67,000. Accordingly, the net carrying value of this note at March 31, 2013 and December 31, 2012 totals $896,000, comprising of $600,000 (original face value) plus the fully accreted original debt discount of $296,000.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2013

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

For the three months ended March 31, 2013 and 2012, the Company earned $171,000 and recorded such amount as revenue. The amount received by the Company relates to services provided under the first element of the contract regarding additional services. The Company earned service income for time that a consultant to the Company, Dr. Lowe, made himself available to Carpenter in accordance with the Technology Transfer Agreement. The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement). The cost of revenue totaling $-0- for the three months ended March 31, 2013 and 2012 relates to consulting fees paid to Dr. Lowe during the period.

In January 2013, the Company entered into a licensing agreement with a party granting certain licensing rights to the Company's nanostructured metal technology. As consideration: the Company received $180,000 in January 2013, and will receive $30,000 by June 1, 2013; $30,000 by December 31, 2013; $30,000 by December 1, 2014; and $30,000 upon commercial launch by the party or the latest December 1, 2015.  For the three months ended March 31, 2013, the Company recorded the receipt of $180,000 as revenue.

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

The Company operates as a technology incubator that seeks to acquire, develop and commercialize life-enhancing technologies in various fields, with emphasis in the areas of nanotechnology. Nanotechnology is the use and manipulation of matter on an atomic and molecular scale. To achieve this goal, the Company continues to identify emerging technologies through strategic alliances with scientific laboratories, educational institutions, scientists and leaders in industry and government. The Company and its executives have a long standing relationship with Los Alamos Laboratories in New Mexico.

TWO BUSINESSES EXIST WITHIN MANHATTAN SCIENTIFICS

Two nanotechnology businesses exist within the Company.  Both “units” are wholly-owned subsidiaries, both focused on nanotechnology applications in medicine.

The first (Metallicum) – successfully demonstrates our business-model, a licensing model, given that we are an inventions commercialization company.

Manhattan’s second business is called Senior Scientific which  is at the crossroads of biotechnology and nanotechnology.

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

In June 2008, we acquired Metallicum and its licensed patented technology. We entered into a stock purchase agreement with Metallicum and the former shareholders of Metallicum to acquire all of the outstanding capital in exchange for 15,000,000 restricted shares of our common stock. An additional 15,000,000 shares of our common stock will be payable to the former shareholders of Metallicum in the event of meeting certain milestones. At December 31, 2011, one milestone was met. Metallicum was granted an exclusive license by The Los Alamos National Laboratory on patents related to nanostructured metals. In September 2009, we entered into a technology transfer agreement and sale with Carpenter Technology Corporation, (“Carpenter”) wherein Carpenter will fully develop, manufacture and market a new class of high strength metals. We earn annual revenues from these agreements and we expect to earn licensing royalties when Carpenter begins selling our licensed technology.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THREE MONTHS ENDED MARCH 31, 2012.

GROSS PROFIT. The $444,000 of revenue recognized for the three months ended March 31, 2013 related to service income increased compared to the $171,000 in revenue earned during the three months ended March 31, 2012. The increase in revenue is primarily due to a new licensing agreement consummated in January 2013 in which the Company received $180,000 for such agreement and revenue from a new research grant totaling $90,000 during 2013. The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $346,000 for the three months ended March 31, 2013 compared with $531,000 for the three months ended March 31, 2012.

NET INCOME (LOSS). Our net income (loss) was $62,000 for three months ended March 31, 2013 compared to a net loss of $(594,000) for the three months ended March 31, 2012. The increase in net income resulted from additional revenues as discussed above and reduction in general administrative expenses.

COMPREHENSIVE INCOME (LOSS). Our comprehensive income was $62,000 for three months ended March 31, 2013 compared to comprehensive loss of $583,000 for the three months ended March 31, 2012.

LIQUIDITY AND PLAN OF OPERATIONS

Stockholders’ deficit totaled $735,000 on March 31, 2013 and the working capital deficit was $1,310,000 on such date. We anticipate we will sell additional common stock and issue shares and/or options in exchange for services. While we anticipate that our 2013 revenues received from our technology sales and service agreement will cover the cash needs of our overhead, we need to raise fund for the costs incurred related to research and patents for Senior Scientific technology.

At March 31, 2013, our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing, and 1,075,648 shares of common stock of Novint; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

We had an increase of $618,000 in cash and cash equivalents for the three months ended March 31, 2013, as a result of cash provided by operating activities. For the three months ended March 31, 2013, cash provided by operating activities was $618,000 compared to $158,000 provided by operating activities for the three months ended March 31, 2012. Cash provided by operating activities in 2013 was primarily as a result of our net income, non-cash expenditures related to amortization of prepaid expenses totaling $77,000, collection of receivables of $257,000, and depreciation and amortization expense of $46,000. There was no cash used in investing activities in either the first quarters of 2013 or 2012. There was no cash provided by financing activities in the three months of 2013.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, investor relations services, public relations services, bookkeeping services, consultant services, and rent; and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of March 31, 2013, we had $709,000 in cash. We intend to satisfy our capital requirements for the next 12 months from our cash on hand and cash generated from our technology transfer agreements which we anticipate will cover the cash needs of our overhead and the cost of our operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2013 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

(b)  Changes In Internal Control Over Financial Reporting

During the quarter ended March 31, 2013, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2013, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 3, 2013, the Company and its wholly-owned Senior Scientific, Senior Scientific, entered into Convertible Note Purchase Agreements with Raymond A. Mason, William B. Jones and the Ferdinand J. Crovato Trust (the “April 2013 Investors”), providing for the sale by the Senior Scientific to the April 2013 Investors of Convertible Promissory Notes in the aggregate amount of up to $2,500,000 (the "Convertible Notes"). The closing of the initial $1,000,000 in Convertible Notes occurred on April 3, 2013. The balance of the funding will be provided on October 1, 2013 ($500,000), April 1, 2014 ($500,000) and October 1, 2014 ($500,000). In addition, the Company and the Senior Scientific entered a Guaranty and Security Agreements with the April 2013 Investors whereby the Company agreed to unconditionally guaranty to the April 2013 Investors the full, prompt and punctual performance with respect to the Convertible Notes, agreed to subordinate any claim that the Company may have against the Senior Scientific to that of the April 2013 Investors and granted the April 2013 Investors a security interest in the Company’s assets including its ownership interest in the Senior Scientific.

The Convertible Notes bear interest at 8%, mature four (4) years from the date of issuance and are convertible at the April 2013 Investors options at any time upon ten (10) days written notice to the Company into either: (1) the number of membership interests of the Senior Scientific equal to the quotient of the principal due under the respective convertible promissory note divided by $2,500,000 multiplied by 18% of the total equity of the Senior Scientific outstanding as of the date hereof; or (2) the number of shares of common stock of the Company equal to the quotient of the principal and interest payable under the Convertible Notes divided by a conversion price of $0.055 per share.

The Company may not prepay the Convertible Notes. In the event of a default and so long as any default exists, interest on the Convertible Notes will accrue at 10%. The Company must pay all accrued interest on the Convertible Notes on the first calendar day of each quarter, commencing on July 13, 2013.

The initial sale of the Convertible Notes in the principal amount of $1,000,000 was completed on April 3, 2013. As of the date hereof, the Company is obligated on $1,000,000 in aggregate face amounts of the Convertible Notes issued to the April 2013 Investors. The Convertible Notes are debt obligations arising other than in the ordinary course of business which constitute direct financial obligations of the Company.

The above securities were offered and sold to the parties in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the parties are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

Index to Exhibits

4.1	Form of Convertible Promissory Note issued April 3, 2013 (1)

10.1	Convertible Note Purchase Agreement between Manhattan Scientifics, Inc. and Senior Scientific, LLC and Raymond A. Mason, William B. Jones and the Ferdinand J. Crovato Trust dated April 3, 2013 (1)

10.2	Guaranty and Security Agreement between Manhattan Scientifics, Inc. and Senior Scientific, LLC and Raymond A. Mason, William B. Jones and the Ferdinand J. Crovato Trust dated April 3, 2013 (1)

31.1	Certification of Chief Executive Officer under Rule 13(a) — 14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer under Rule 13(a) — 14(a) of the Exchange Act.

32	Certification of CEO and CFO under 18 U.S.C. Section 1350

EX-101.INS**	XBRL Instance Document

EX-101.SCH**	XBRL Taxonomy Extension Schema Document

EX-101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF**	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB**	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 9, 2013.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of May, 2013.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer (Principal Executive and Accounting Officer)

By:	/s/ Chris Theoharis
Chris Theoharis
Treasurer (Principal Financial Officer)