Form 10-Q
period 2013-06-30
MANHATTAN SCIENTIFICS INC
filed 2013-08-14
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934
For the fiscal quarter ended June 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________to____________

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

There were 449,842,480 shares outstanding of registrant’s common stock, par value $.001 per share, as of July 31, 2013.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,111,000	$91,000
Account receivable	20,000	257,000
Investments-available for sale	-	22,000
Prepaid expenses and other assets	128,000	164,000
Total current assets	1,259,000	534,000

Investments	2,000	2,000
Property and equipment, net	22,000	32,000
Intellectual property, net	1,202,000	1,283,000
Other asset	2,000	2,000
Total assets	$2,487,000	$1,853,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$253,000	$234,000
Accrued interest and expenses — related parties	363,000	372,000
Note payable to former officers	450,000	450,000
Note payable — other	896,000	896,000
Total current liabilities	1,962,000	1,952,000

Long-term liabilities
Note payable, related party	447,000	447,000
Accrued interest, related party	272,000	251,000
Notes payable	1,000,000	-
Total long-term liabilities	1,719,000	698,000
Total liabilities	3,681,000	2,650,000

Commitments and Contingencies:	-	-

STOCKHOLDERS’ DEFICIT
Capital stock $.001 par value:
Preferred, authorized 1,000,000 shares:
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares; issued and outstanding — none	-	-
Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding	-	-
Series C convertible, redeemable, authorized 14,000 shares; issued and none outstanding	-	-
Common, authorized 500,000,000 shares, 461,749,918 and 440,058,609 shares issued, and outstanding, respectively	462,000	459,000
Additional paid-in-capital	56,357,000	56,231,000
Other accumulated comprehensive income	-	22,000
Accumulative deficit	(58,013,000)	(57,509,000)
Total stockholders' deficit	(1,194,000)	(797,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,487,000	$2,105,000

See notes to unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenue	$191,000	$172,000	$635,000	$343,000
Cost of revenue	-	-	-	-
Gross profit	191,000	172,000	635,000	343,000

Operating costs:
General and administrative expenses	693,000	508,000	1,039,000	1,039,000
Research and development	32,000	68,000	55,000	139,000

Total operating costs and expenses	725,000	576,000	1,094,000	1,178,000

Loss from operations before other income and expenses	(534,000)	(404,000)	(459,000)	(835,000)

Other income and (expenses):
Interest and other expenses	(32,000)	(285,000)	(45,000)	(448,000)
Interest income	-	-	-	-

NET LOSS	(566,000)	(689,000)	(504,000)	(1,283,000)

Comprehensive income:
Unrealized gain (loss) on available for sale investments	(22,000)	(11,000)	(22,000)	(11,000)

COMPREHENSIVE LOSS	$(588,000)	$(678,000)	$(526,000)	$(1,272,000)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares outstanding	459,534,418	445,472,753	459,240,084	445,472,753

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See notes to unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(504,000)	$(1,283,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued for services	165,000	25,000
Debt discount and original issue discount accretion	-	422,000
Amortization of technology license, patents and intellectual property	91,000	90,000
Changes in operating assets and liabilities:
Account receivable	237,000	171,000
Prepaid expenses and other assets	-	154,000
Accounts payable and accrued expenses	19,000	(2,000)
Accrued interest and expenses—related parties	12,000	9,000
Deferred revenue	-	86,000

Net cash provided by (used in) operating activities	20,000	(328,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,000,000	400,000
Payment on related party note payable	-	(18,000)
Proceeds from issuance of common stock	-	450,000

Net cash provided by financing activities	1,000,000	832,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,020,000	504,000
Cash and cash equivalents, beginning of period	91,000	157,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,111,000	$661,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Stock issued for accrued liabilities	$-	$21,000
Income taxes paid	$-	$-

See notes to unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2013

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

Operating results for the six month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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
June 30, 2013

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represented its fair value.  The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At June 30, 2013 and December 31, 2012, accumulated amortization was $149,000 and $134,000, respectively. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys.  The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued.  The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At June 30, 2013 and December 31, 2012, accumulated amortization was $15,000 and $13,000, respectively. Under the terms of the agreement the Company is required to pay an annual license fee of $10,000 starting in February 2010 and, may be required to pay royalties, as defined, to the licensors.

In 2011, the Company acquired Scientific Nanomemdicine, Inc. which holds the commercial rights to technology and intellectual property with respect to the early detection of diseases using nanotechnologies. The acquisition of Scientific Nanomedicine, Inc. has been accounted for as an asset purchase since this company had no tangible assets or liabilities and did not have the business inputs and outputs to be considered a business. The purchase price totaling $1,300,000 (fair value of 21,667,000 shares of common stocks issued) has been allocated to in process research and development and is being amortized over its estimated benefit period of 10 years. At June 30, 2013 and December 31, 2012, accumulated amortization was $272,000 and $207,000.  We subsequently dissolved Scientific Nanomedice and transferred all remaining assets to Senior Scientific.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS (Continued)

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

CASH CONCENTRATION:

The Company’s cash accounts are fully insured at June 30, 2013 and December 31, 2012 except that $464,000 was uninsured as of June 30, 2013.

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS (Continued)

The Company designates cash equivalents (consisting of money market funds) and investments in securities of publicly traded companies as Level 1. The total amount of the Company’s investment classified as Level 3 is de minimis.

The fair value of the Company’s debt as of June 30, 2013 and December 31, 2012 approximated their fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of June 30, 2013 and December 31, 2012 because of the relative short term nature of these instruments. At June 30, 2013 and December 31, 2012, the fair value of the Company’s debt approximates carrying value. The fair value of the Company’s available for sale securities was $43,000 at June 30, 2012 and these securities are classified as Level 1.

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

NOTE 4 – CAPITAL TRANSACTIONS

Capital transactions during the six months ended June 30, 2013 and 2012:

For the six months ended June 30, 2013, the Company issued 175,438 shares to a consultant for services performed for the Company totaling $10,000; 132,000 shares to a consultant for services totaling $6,000 being performed over a three months period; and 2,500,000 shares to a consultant for services totaling $113,000 being performed over six months period.

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

In prior years, the Company had significant control of Novint because of Mr. Maslow's position as a shareholder and board member of both the Company and Novint. Mr. Maslow resigned from the board of the Company in October 2007 and therefore the Company no longer has significant control of Novint. As of June 30, 2013 and December 31, 2012, the Company owned 1,075,648 shares of Novint common stock or approximately 3% and modified its accounting for the ownership position in accordance with FASB ASC 820. The fair value of the Novint shares was$-0- and $22,000 as of June 30, 2013 and December 31, 2012.

The Company has an additional investment in Aprilis, Inc. which is accounted for at a cost of $2,000 as of June 30, 2013 and December 31, 2012.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2013

NOTE 6 – RELATED PARTY AND FORMER OFFICERS NOTES PAYABLE

In December 2007, the former Chief Operating Officer and former Chief Executive Officer collectively forgave $1,416,500 of their outstanding accrued salaries ($1,387,500) and note payable ($29,000) balances. In December 2012, the former Chief Operating Officer forgave $80,000 of the accrued salaries balance. The amount forgiven has been accounted for as contributed capital. Additionally, the Company repaid $5,000 of the former Chief Executive Officer’s note payable balance. The remaining unpaid notes payable balances totaling $897,000 at June 30, 2013 and December 31, 2012 comprised of loans payable of $450,000 and $447,000, and $450,000 and $545,000 to its former Chief Operating Officer and Chief Executive Officer, respectively. Under the terms of the note extensions dated December 12, 2007, the loans bear interest at 5% per annum and are now due. The Company has recorded interest expense for notes payable to these former officers of approximately $13,000 and $26,000 for the three and six months ended June 30, 2013 and 2012, respectively. Accrued interest related to these notes payable approximated $508,000 and $482,000 as of June 30, 2013 and December 31, 2012, respectively and is included in accrued liabilities, related parties.

The related party note payable of $447,000 and its accrued interest have been classified at June 30, 2013 and December 31, 2012 to long-term because the holder has waived his right to call the note and related interest until after March 31, 2014.

NOTE 7 – NOTES PAYABLE – OTHER

From October 21, 2011 to April 26, 2012, the Company issued convertible notes for $600,000 (the "Convertible Notes") of which $200,000 was received on October 21, 2011, $100,000 was received on January 31, 2012 and $300,000 was received on April 26, 2012. The non-interest bearing notes can be converted into the Company’s common stock, at any date after six months from the issuance of each Note, at a conversion price of 67% of the fair value of the Company’s common stock upon the date of conversion notice, subject to a floor price of approximately $0.041 for the note issued in October 2011, approximately $0.044 for the note issued in January 2012 and approximately $0.034 for the note issued in April 2012. The holder of the notes has not converted any portion of the notes as of December 31, 2012. Additionally, the note holder was issued warrants for 6,000,000 shares of the Company’s common stock with an exercise price of $0.05 that expire on October 15, 2015 ("Warrants"). The conversion feature to the note payable has been accounted for as an original issue discount approximating $296,000 which has been fully accreted as of December 31, 2012. The warrant associated with the note has been accounted for as a debt discount with an approximate value of $296,000 which has been allocated to the note’s fully accreted value of $896,000 (original note amount plus original debt discount) on proportionate basis which amounted to $195,000. The warrant value of $252,000 was determined using the Black-Scholes option pricing model based on the following assumptions: 2 year term; volatility rate of 134% to 135%; and discount rate of 2.5%. For the years ended December 31, 2012 and 2011, the Company has recorded an expense associated with original debt discount and expense associated with the debt discount (warrants) of $422,000 and $67,000. Accordingly, the net carrying value of this note at June 30, 2013 and December 31, 2012 totals $896,000, comprising of $600,000 (original face value) plus the fully accreted original debt discount of $296,000.

On April 3, 2013, the Company issued convertible notes for $1,000,000 through its wholly-owned subsidiary, Senior Scientific, LLC.  The convertible notes bear interest at 8%, mature four years from the date of issuance, and are convertible into either: (1) membership interests of Senior Scientific, LLC equal to the quotient of the principal due of the convertible notes divided by $2,500,000 multiplied by 18% of the total equity of Senior Scientific, LLC outstanding as of the date hereof; or (2) the number of shares of common stock of the Company equal to the quotient of the principal and interest payable due of the convertible notes divided by a conversion price of $0.055 per share.  The Company may not prepay the convertible notes.  In the event of a default and so long as the default exists, interest on the convertible notes will accrue at 10%.  The Company must pay all accrued interest on the convertible notes on the first calendar day of each quarter.  The conversion feature of the convertible notes has been evaluated by management and has been determined to have no  beneficial conversion feature.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2013

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

For the three and six months ended June 30, 2013 and 2012, the Company earned $172,000 and $342,000 and recorded such amount as revenue. The amount received by the Company relates to services provided under the first element of the contract regarding additional services. The Company earned service income for time that a consultant to the Company, Dr. Lowe, made himself available to Carpenter in accordance with the Technology Transfer Agreement. The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).

In January 2013, the Company entered into a licensing agreement with a party granting certain licensing rights to the Company's nanostructured metal technology. As consideration: the Company received $180,000 in January 2013, and will receive $30,000 by June 1, 2013; $30,000 by December 31, 2013; $30,000 by December 1, 2014; and $30,000 upon commercial launch by the party or the latest December 1, 2015.  For the three and six months ended June 30, 2013, the Company recorded the receipt of $20,000 and $200,000 as revenue.

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

OVERVIEW

Manhattan Scientifics, Inc. (OTCQB: MHTX) www.mhtx.com, is focused on commercialization of disruptive technologies in the nano- medicine space. The company works among the brilliant minds and groundbreaking ideas in the fertile ground of New Mexico – home to two national laboratories, and one of the nation’s highest concentrations of PhD scientists. These technologies are scientifically advanced, but are rarely ready for commercialization.

We have expertise in licensing from the national laboratories and in working with individual inventors. We build intellectual property portfolios and business cases supporting new technologies, and shepherd them to relationships with industrial partners who are well-prepared to launch product. The result is a win for everyone – the lab and inventor see the technology enter the market, the industrial partner gets a solid foundation for a new product, and we profit from building the licensing bridge to industry.

We are currently focused on two opportunities: a nanostructured metals technology, and a nanoparticle-based technology that provides highly sensitive cancer detection.  The nanostructured metals technology has been revenue producing for several years.  The cancer detection technology can detect cancer years earlier, and is still pre-revenue.

In 2008, we acquired Metallicum Inc., along with its licensed patented nanostructured metals technology. We also licensed additional related intellectual property from Los Alamos National Laboratory, and filed additional patent applications related to the technology. The technology enables metals with uniform, ultrafine grains. This provides greater strength, lighter weight, and enhanced biocompatibility. It provides significant benefits across a wide range of metal applications – anywhere strength or weight is a concern.

In September 2009, we licensed the technology package in a defined field of use to Carpenter Technology Corporation, NYSE:CRS, Fortune/1000. Carpenter plans to aggressively market certain nanostructured ultra-fine grain metals to be mass manufactured under royalty agreements with Manhattan Scientifics. Carpenter has already paid significant fees to Manhattan Scientifics (about $1M/year for the last 4 years) in exchange for limited exclusivity grants made to them. The agreement calls for minimum annual revenues and minimum annual royalties which more than cover the company’s fixed overhead.

MHTX is contracted to receive a minimum of $9.5 million in royalties from Carpenter during the period 2015-2017 of which there is no guaranty.

We are continuing to develop the base technology for application in other fields of use, and are pursuing industrial partners in those other fields, e.g. aluminum, magnesium.

In 2011, we acquired Senior Scientific, LLC, www.seniorscientific.com and its technology for sensitive cancer detection. The technology uses iron oxide nanoparticles and very sensitive magnetic sensors to locate and measure cancer in the body. It can detect cancers 1 million times smaller than current technologies – that’s like the difference between the unaided eye and an electron microscope.  It also means detection years earlier – that can be the difference between life and death.

We are currently maturing the technology, and intend to have third party validation in 2014. At that point, we will be ready to enter a strategic partnership or launch product on our own in several different markets.

Senior Scientific is bringing Dr. Edward R. Flynn’s nanomagnetic relaxometry (nanoMRX) from the laboratory to the clinic. nanoMRX can locate and measure tumors one millionth the size detectable by XRays and MRI – that’s like the difference between an electron microscope and the unaided eye. nanoMRX uses non-toxic iron oxide nanoparticles and ultrasensitive magnetic sensors – no XRay radiation, no large and expensive MRI magnets, no injected radioactive isotopes.

Our biggest impact, and largest market, is in human clinical applications. Cancer is estimated to cost the US $1 trillion per year.  Many cancers are fatal because they are not caught early enough. We will slash years off the time cancer has to hide and grow untreated. Other cancers are fatal because doctors cannot determine where the cancer has spread, and when therapy has eliminated it all. We will allow doctors to find every tumor site, and monitor the effectiveness of therapy.

Our first human applications are likely to be in the detection of ovarian cancer. Ovarian cancer is the deadliest of gynecological cancers, in part because it stays hidden from current techniques until it has grown to billions of cells and hundreds of sites. Each year in the US, about 15,000 women die from ovarian cancer, and over 20,000 more women are diagnosed with the disease. We are working with Dr. Robert C. Bast Jr. of M.D. Anderson Cancer Center, one of the world’s preeminent researchers in ovarian cancer, to bring nanoMRX to bear on this disease. We are also collaborating with doctors working in breast cancer (230,000 new cases every year) and prostate cancer (240,000 new cases every year).

Bringing nanoMRX to clinical use requires that we demonstrate the technology in animal experiments, and then in clinical trials. Applying nanoMRX to animal experiments reveals an earlier market for us. Millions of animals are used in medical research each year, and this research will benefit from the million-fold increase in sensitivity available from nanoMRX. We are currently developing a commercial instrument for animal measurements. The instrument will be used to generate the preliminary data for the path to clinical use, and will also serve as the basis for product launch into veterinary and research markets. We are scheduled to deliver our cancer diagnostic device to the MD Anderson Small Animal Imaging Facility early next year. Their work will provide important independent validation of the technology, from a key opinion leader in the market.

We are currently building the next generation devices for collaborative use by M.D. Anderson. The technology has been proven in a research prototype instrument funded by the National Institutes of Health.  We are currently building the next generation higher performance medical device this year. We expect to have the first commercial instrument operating at our facility Q3 2013. We will use that instrument to further optimize nanoparticles, software tools, and procedures. Results from that instrument will be used to begin marketing to the animal research and veterinary markets, (neither market requires FDA approval) as well as to fuel negotiations with strategic potential partners and prospective acquirers. We intend to place the second instrument in operation at MD Anderson early next year.  Our collaborators at MD Anderson are enthusiastic in support, and are already educating their staff about the instrument and beginning to schedule studies.

We are currently funded for the two devices described above. Results from the first instrument at our lab will better position us to engage a strategic partner to launch the product in the animal markets. Validation at MD Anderson early next year will also position us to engage a strategic partner to begin trials targeting the first human applications.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THREE MONTHS ENDED JUNE 30, 2012.

GROSS PROFIT. The $191,000 of revenue recognized for the three months ended June 30, 2013 increased compared to the $172,000 in revenue earned during the three months ended June 30, 2012. The increase in revenue is primarily due to a new licensing agreement consummated in January 2013 in which the Company received $20,000 for such agreement during the three months ended June 30, 2013. The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $693,000 for the three months ended June 30, 2013 compared with $576,000 for the three months ended June 30, 2012.

RESEARCH AND DEVELOPMENT.  Research and Development was $32,000 for the three months ended June 30, 2013 compared with $68,000 for the three months ended June 30, 2012.

OTHER INCOME AND (EXPENSES).  Other income and (expenses) for the three months ended June 30, 2013 totaled $(32,000), a decrease compared to $(285,000) for the three months ended June 30, 2012.  The decrease in expenses related to other income (expenses) was a result of a non-recurring charge totaling $272,000  related to beneficial conversion feature on convertible debt in 2012 that was recorded as interest expense.

NET LOSS. Our net loss was $566,000 for three months ended June 30, 2013 compared to a net loss of $689,000 for the three months ended June 30, 2012. The decrease in net loss is attributable to the aforementioned factors.

COMPREHENSIVE LOSS: Our comprehensive loss was $588,000 for three months ended June 30, 2013 compared to comprehensive loss of $678,000 for the three months ended June 30, 2012. The decrease in net loss is attributable to the aforementioned factors.

SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO SIX MONTHS ENDED JUNE 30, 2012.

GROSS PROFIT. The $635,000 of revenue recognized for the six months ended June 30, 2013 increased compared to the $343,000 in revenue earned during the six months ended June 30, 2012. The increase in revenue is primarily due to a new licensing agreement consummated in January 2013 in which the Company received $200,000 for such agreement during the six months ended June 30, 2013. The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $1,039,000 for the six months ended June 30, 2013 compared with $1,039,000 for the six months ended June 30, 2012.  General and administrative expenses increased primarily remained the same as with the prior year period of 2012.

RESEARCH AND DEVELOPMENT. Research and Development was $55,000 for the six months ended June 30, 2013 compared with $139,000 for the six months ended June 30, 2012.

OTHER INCOME AND (EXPENSES).  Other income and (expenses) for the six months ended June 30, 2013 totaled $(45,000), an increase compared to $(448,000) for the six months ended June 30, 2012.  The decrease expenses related other income (expenses) was a result of a non-recurring charge totaling $423,000  related to beneficial conversion feature on convertible debts in 2012 that was recorded as interest expense.

NET LOSS. Our net loss was $504,000 for six months ended June 30, 2013 compared to a net loss of $1,283,000 for the six months ended June 30, 2012. The decrease in net loss is attributable to the aforementioned factors.

COMPREHENSIVE LOSS: Our comprehensive loss was $526,000 for six months ended June 30, 2013 compared to comprehensive loss of $1,272,000 for the six months ended June 30, 2012. The decrease in net loss is attributable to the aforementioned factors.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ deficit totaled $1,194,000 on June 30, 2013 and the working capital deficit was $703,000 on such date. Although, we anticipate we may sell additional common stock and issue shares and/or options in exchange for services, we anticipate that our 2013 revenues received from our technology licensing fees and service agreement will cover the cash needs of our overhead and the cost of our operations.

We had an increase of $1,020,000 in cash and cash equivalents for the six months ended June 30, 2013, as a result of cash provided by financing activities.  For the six months ended June 30, 2013, cash provided by operating activities was $20,000 compared to cash $328,000 used in operating activities for the six months ended June 30, 2012. Cash provided by operating activities was primarily as a result of our net loss primarily related to non-cash expenditures of $165,000 of stock-based compensation, and decrease in accounts receivable of $237,000.  There was no cash used in investing activities in either the first two quarters of 2013 or 2012.  There was $1,000,000 of cash provided by financing activities in the six months of 2013 as the result of issuance of convertible notes in 2013 compared to $832,000 cash provided by financing activities during the first two quarters of 2012.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, investor relations services, public relations services, bookkeeping services, consultant services, and rent; and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of June 30, 2013, we had $1,111,000 in cash. We intend to satisfy our capital requirements for the next 12 months from our cash on hand and cash generated from our technology transfer agreements which we anticipate will cover the cash needs of our overhead and the cost of our operations.

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

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of June 30, 2013 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

(b)  Changes In Internal Control Over Financial Reporting

During the quarter ended June 30, 2013, the Company prepared written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions. There were no other changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II – OTHER INFORMATION

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

During April 2013, the Company issued 175,438 shares of common stock to a consultant for services performed valued at $10,000.

During the June 2013, the Company issued 132,000 shares of common stock to a consultant for services to be performed over a three month period beginning June 2013 valued at $6,000.

During June 2013, the Company issued 2,500,000 shares of common stock to a consultant for services to be performed over a six months period beginning June 2013 valued at $112,500.

The above securities were offered and sold to the parties in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the parties are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 2013.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Name:	Emmanuel Tsoupanarias
Title:	Chief Executive Officer (Principal Executive and Accounting Officer)

By:	/s/ Chris Theoharis
Name:	Chris Theoharis
Title:	Treasurer (Principal Financial Officer)