Form 10-Q
period 2013-09-30
MANHATTAN SCIENTIFICS INC
filed 2013-11-14
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934
For the fiscal quarter ended September 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________to____________

Commission file number 000-28411

MANHATTAN SCIENTIFICS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	000-28411	85-0460639
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

The Chrysler Building
405 Lexington Avenue, 32nd Floor
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

There were 462,963,554 shares outstanding of registrant’s common stock, par value $.001 per share, as of November 14, 2013.

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012 (audited)	1
	Unaudited Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended September 30, 2013 and September 30, 2012	2
	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012	3
	Condensed Notes to Unaudited Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	10
Item 3	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4	Controls and Procedures	14

PART II

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosure	21
Item 5.	Other Information	21
Item 6.	Exhibits	22
SIGNATURES		23

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	September 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$640,000	$91,000
Account receivable	-	257,000
Investments-available for sale	-	22,000
Prepaid expenses and other assets	70,000	164,000
Total current assets	710,000	534,000

Investments	2,000	2,000
Property and equipment, net	196,000	32,000
Intellectual property, net	1,161,000	1,283,000
Other asset	2,000	2,000
Total assets	$2,071,000	$1,853,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$307,000	$234,000
Accrued interest and expenses — related parties	804,000	372,000
Note payable to former officers	450,000	450,000
Note payable — other	896,000	896,000
Total current liabilities	2,457,000	1,952,000

Long-term liabilities
Note payable, related party	279,000	447,000
Accrued interest, related party	-	251,000
Notes payable	1,167,000	-
Total long-term liabilities	1,446,000	698,000
Total liabilities	3,903,000	2,650,000

Commitments and Contingencies:	-	-

STOCKHOLDERS’ DEFICIT
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares; issued and outstanding — none	-	-
Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding	-	-
Series C convertible, redeemable, authorized 14,000 shares; issued and none outstanding	-	-
Common, authorized 500,000,000 shares, 462,599,918 and 440,058,609 shares issued, and outstanding, respectively	463,000	459,000
Additional paid-in-capital	57,472,000	56,231,000
Stock payable	1,140,000	-
Other accumulated comprehensive income	-	22,000
Accumulative deficit	(60,907,000)	(57.509,000)

Total stockholders' deficit	(1,832,000)	(797,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,071,000	$2,105,000

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenue	$17,000	$173,000	$652,000	$516,000
Cost of revenue	-	-	-	-
Gross profit	17,000	173,000	652,000	516,000

Operating costs:
General and administrative expenses	2,878,000	450,000	3,917,000	1,696,000
Research and development	-	68,000	55,000	-

Total operating costs and expenses	2,878,000	518,000	3,972,000	1,696,000

Loss from operations before other income and expenses	(2,861,000)	(345,000)	(3,320,000)	(1,180,000)

Other income and (expenses):
Gain on debt write-off	-	33,0000	-	33,000
Interest and other expenses	(33,000)	(12,000)	(78,000)	(460,000)
Interest income	-	-	-	-

NET LOSS	(2,894,000)	(324,000)	(3,398,000)	(1,607,000)

Comprehensive income:
Unrealized gain (loss) on available for sale investments	-	-	(22,000)	11,000

COMPREHENSIVE LOSS	$(2,894,000)	$(324,000)	$(3,420,000)	$(1,596,000)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares outstanding	462,498,831	450,909,871	460,338,270	447,298,355

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	September 30, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,398,000)	$(1,607,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	2,459,000	102,000
Debt discount and original issue discount accretion	-	423,000
Gain on debt write-off	-	(33,000)
Depreciation and amortization	137,000	136,000
Changes in operating assets and liabilities:
Account receivable	257,000	85,000
Prepaid expenses and other assets	-	169,000
Accounts payable and accrued expenses	73,000	-
Accrued interest and expenses—related parties	13,000	21,000

Net cash used in operating activities	(459,000)	(704,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(179,000)	-
Net cash used in investing activities	(179,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,167,000	400,000
Payment on related party note payable	-	(18,000)
Proceeds from issuance of common stock	20,000	630,000

Net cash provided by financing activities	1,187,000	1,012,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	549,000	308,000
Cash and cash equivalents, beginning of period	91,000	157,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$640,000	$465,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-

Income taxes paid	$-	$-

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

Operating results for the nine month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Metallicum is a nanotechnology start-up company located in Santa Fe, New Mexico. Metallicum has focused on the development and manufacturing of nanostructured metals for medical implants and other applications. Metallicum has established, and intends to establish, additional manufacturing partner relationships with major Fortune 500 metals companies and strategic partnering with significant customers in the medical device & prosthetics industries as well as in auto, truck, and aircraft manufacturing industries. The Company conducts its operations primarily in the United States.

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

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represented its fair value.  The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At September 30, 2013 and December 31, 2012, accumulated amortization was $157,000 and $134,000, respectively. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys.  The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued.  The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At September 30, 2013 and December 31, 2012, accumulated amortization was $16,000 and $13,000, respectively. Under the terms of the agreement the Company is required to pay an annual license fee of $10,000 starting in February 2010 and, may be required to pay royalties, as defined, to the licensors.

In 2011, the Company acquired Scientific Nanomemdicine, Inc. which holds the commercial rights to technology and intellectual property with respect to the early detection of diseases using nanotechnologies. The acquisition of Scientific Nanomedicine, Inc. has been accounted for as an asset purchase since this company had no tangible assets or liabilities and did not have the business inputs and outputs to be considered a business. The purchase price totaling $1,300,000 (fair value of 21,667,000 shares of common stocks issued) has been allocated to in process research and development and is being amortized over its estimated benefit period of 10 years. At September 30, 2013 and December 31, 2012, accumulated amortization was $304,000 and $207,000.  We subsequently dissolved Scientific Nanomedice and transferred all remaining assets to Senior Scientific.

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

CASH CONCENTRATION:

The Company’s cash accounts are fully insured at September 30, 2013 and December 31, 2012.

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

The fair value of the Company’s debt as of September 30, 2013 and December 31, 2012 approximated their fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of September 30, 2013 and December 31, 2012 because of the relative short term nature of these instruments. At September 30, 2013 and December 31, 2012, the fair value of the Company’s debt approximates carrying value. The fair value of the Company’s available for sale securities was $-0- at September 30, 2013 and these securities are classified as Level 1.

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

NOTE 4 – CAPITAL TRANSACTIONS

Capital transactions during the nine months ended September 30, 2013 and 2012:

For the nine months ended September 30, 2013, the Company issued 175,438 shares to a consultant for services performed for the Company totaling $10,000; 132,000 shares to a consultant for services totaling $6,000 being performed over a three months period; 2,500,000 shares to a consultant for services totaling $113,000 being performed over six months period; 250,000 shares and a warrant for 250,000 shares to a consultant for services totaling $23,000; 600,000 shares on warrants exercised on a cashless basis; and granted 14,000,000 shares and warrants for 14,000,000 shares to officers and directors of the Company fair valued at $2,232,000 which the 14,000,000 shares have not been issued as of September 30, 2013 but have been recorded as a stock payable.

For the nine months ended September 30, 2012, the Company issued 12,600,000 shares of common stocks and warrants for 6,300,000 shares for a total consideration of $630,000 to seven individuals.  Further, the Company issued 2,983,871 shares to an attorney for legal services performed for the company totaling $124,000; 300,000 shares to another consultant for services to satisfy an outstanding obligation totaling $21,000; and 200,000 shares and warrants for 100,000 shares to a consultant for services totaling $10,000.

NOTE 5 – INVESTMENTS

The Company made an investment in Novint Technologies Inc. (“Novint”) in 2001. The Company initially recorded its investment using the equity method of accounting and wrote down the investment to $-0- in 2004 as it recorded its proportionate share of Novint's net loss.

In prior years, the Company had significant control of Novint because of Mr. Maslow's position as a shareholder and board member of both the Company and Novint. Mr. Maslow resigned from the board of the Company in October 2007 and therefore the Company no longer has significant control of Novint. As ofSeptember 30, 2013 and December 31, 2012, the Company owned 1,075,648 shares of Novint common stock or approximately 3% and modified its accounting for the ownership position in accordance with FASB ASC 820. The fair value of the Novint shares was$-0- and $22,000 as of September 30, 2013 and December 31, 2012.

The Company has an additional investment in Aprilis, Inc. which is accounted for at a cost of $2,000 as of September 30, 2013 and December 31, 2012.

NOTE 6 – RELATED PARTY AND FORMER OFFICERS NOTES PAYABLE

In December 2007, the former Chief Operating Officer and former Chief Executive Officer collectively forgave $1,416,500 of their outstanding accrued salaries ($1,387,500) and note payable ($29,000) balances. In December 2012, the former Chief Operating Officer forgave $80,000 of the accrued salaries balance. The amount forgiven has been accounted for as contributed capital. Additionally, the Company repaid $5,000 of the former Chief Executive Officer’s note payable balance. The remaining unpaid notes payable balances totaling $897,000 at September 30, 2013 and December 31, 2012 comprised of loans payable of $450,000 and $447,000, and $450,000 and $545,000 to its former Chief Operating Officer and Chief Executive Officer, respectively. Under the terms of the note extensions dated December 12, 2007, the loans bear interest at 5% per annum and are now due. The Company has recorded interest expense for notes payable to these former officers of approximately $13,000 and $39,000 for the three and nine months ended September 30, 2013 and 2012, respectively. Accrued interest related to these notes payable approximated $521,000 and $482,000 as of September 30, 2013 and December 31, 2012, respectively and is included in accrued liabilities, related parties.

NOTE 7 – NOTES PAYABLE – OTHER

From October 21, 2011 to April 26, 2012, the Company issued convertible notes for $600,000 (the "Convertible Notes") of which $200,000 was received on October 21, 2011, $100,000 was received on January 31, 2012 and $300,000 was received on April 26, 2012. The non-interest bearing notes can be converted into the Company’s common stock, at any date after six months from the issuance of each Note, at a conversion price of 67% of the fair value of the Company’s common stock upon the date of conversion notice, subject to a floor price of approximately $0.041 for the note issued in October 2011, approximately $0.044 for the note issued in January 2012 and approximately $0.034 for the note issued in April 2012. The holder of the notes has not converted any portion of the notes as of September 30, 2013. Additionally, the note holder was issued warrants for 6,000,000 shares of the Company’s common stock with an exercise price of $0.05 that expire on October 15, 2015 ("Warrants"). The conversion feature to the note payable has been accounted for as an original issue discount approximating $296,000 which has been fully accreted as of December 31, 2012. The warrant associated with the note has been accounted for as a debt discount with an approximate value of $296,000 which has been allocated to the note’s fully accreted value of $896,000 (original note amount plus original debt discount) on proportionate basis which amounted to $195,000. The warrant value of $252,000 was determined using the Black-Scholes option pricing model based on the following assumptions: 2 year term; volatility rate of 134% to 135%; and discount rate of 2.5%. For the years ended December 31, 2012 and 2011, the Company has recorded an expense associated with original debt discount and expense associated with the debt discount (warrants) of $422,000 and $67,000. Accordingly, the net carrying value of this note at September 30, 2013 and December 31, 2012 totals $896,000, comprising of $600,000 (original face value) plus the fully accreted original debt discount of $296,000.

During 2013, the Company issued convertible notes for $1,167,000 through its wholly-owned subsidiary, Senior Scientific, LLC.  The convertible notes bear interest at 8%, mature four years from the date of issuance, and are convertible into either: (1) membership interests of Senior Scientific, LLC equal to the quotient of the principal due of the convertible notes divided by $2,500,000 multiplied by 18% of the total equity of Senior Scientific, LLC outstanding as of the date hereof; or (2) the number of shares of common stock of the Company equal to the quotient of the principal and interest payable due of the convertible notes divided by a conversion price of $0.055 per share.  The Company may not prepay the convertible notes.  In the event of a default and so long as the default exists, interest on the convertible notes will accrue at 10%.  The Company must pay all accrued interest on the convertible notes on the first calendar day of each quarter.  The conversion feature of the convertible notes has been evaluated by management and does not appear to have a beneficial conversion feature.

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

For the three and nine months ended September 30, 2013 , the Company earned $172,000 and $514,000 and recorded such amount as revenue. The amount received by the Company relates to services provided under the first element of the contract regarding additional services. The Company earned service income for time that a consultant to the Company, Dr. Lowe, made himself available to Carpenter in accordance with the Technology Transfer Agreement. The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).

In January 2013, the Company entered into a licensing agreement with a party granting certain licensing rights to the Company's nanostructured metal technology. As consideration: the Company received $180,000 in January 2013, and will receive $30,000 by June 1, 2013; $30,000 by December 31, 2013; $30,000 by December 1, 2014; and $30,000 upon commercial launch by the party or the latest December 1, 2015.  For the three and nine months ended September 30, 2013, the Company recorded the receipt of $30,000 and $210,000 as revenue.

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

OVERVIEW

Manhattan Scientifics, Inc. (OTCQB: MHTX) www.mhtx.com is focused on commercialization of disruptive technologies in the nano- medicine space. The company works among the brilliant minds and groundbreaking ideas in the fertile ground of New Mexico – home to two national laboratories, and one of the nation’s highest concentrations of PhD scientists. These technologies are scientifically advanced, but are rarely ready for commercialization.

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

In 2011, we acquired Senior Scientific, LLC, www.seniorscientific.com and its technology for sensitive cancer detection. The technology uses iron oxide nanoparticles and very sensitive magnetic sensors to locate and measure cancer in the body. It can detect cancers 1 million times smaller than current technologies which is comparable to the difference between the unaided eye and an electron microscope.  It also means detection years earlier, which  can be the difference between life and death.

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

Our biggest impact, and largest market, is in human clinical applications. Cancer is estimated to cost the US $1 trillion per year.  Many cancers are fatal because they are not caught early enough. We believe we can slash years off the time cancer has to hide and grow untreated. Other cancers are fatal because doctors cannot determine where the cancer has spread, and when therapy has eliminated it all.  Our goal is to allow doctors to find more tumor sites, and monitor the effectiveness of therapy.

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

Bringing nanoMRX to clinical use requires that we demonstrate the technology in animal experiments, and then in clinical trials. Applying nanoMRX to animal experiments reveals an earlier market for us. Millions of animals are used in medical research each year, and this research will benefit from the marked increase in sensitivity available from nanoMRX. We have completed our first commercial instrument for animal measurements. We will use this instrument to further optimize nanoparticles, software tools, and procedures. Results from that instrument will be used to begin marketing to the animal research and veterinary markets (neither market requires FDA approval), as well as to fuel negotiations with strategic potential partners and prospective acquirers. We intend to place a second instrument in operation at MD Anderson early next year.  Our collaborators at MD Anderson are enthusiastic in support, and are already educating their staff about the instrument and beginning to schedule studies. We are currently funded for the two devices described above. We were also awarded a New Mexico Small Business Assistance grant that supports physicists from Los Alamos to help us optimize the specialized magnetic systems that are at the core of our measurement technology

Nanoparticles: The nanoparticles are the razor blade or ink cartridge in our business model. The science was originally proven using nanoparticle from sources outside the company. It is very important for our technology to have control of the nanoparticles, thus the company has worked to create our own custom made nanoparticles. Our custom made nanoparticles have demonstrated excellent performance in cell binding studies with leukemia, ovarian and prostate cancer cells. We are working on improving performance, stability, and yield in collaboration with CINT (Center for Integrated Nanotechnologies) to support commercial sales.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2012.

GROSS PROFIT. The $17,000 of revenue recognized for the three months ended September 30, 2013 decreased compared to the $173,000 in revenue earned during the three months ended September 30, 2012. The decrease in revenue is primarily due to the fees earned pursuant to the agreement with Carpenter were proportionately recognized as revenue based upon the total fees to be collected over a 42 month period of which as of September 30, 2013 was fully earned. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $2,878,000 for the three months ended September 30, 2013 compared with $450,000 for the three months ended September 30, 2012.  The increase is principally related to stock-based compensation comprising of stocks and warrants granted to the Company’s officers and director totaling $2,232,000.

RESEARCH AND DEVELOPMENT.  Research and Development was $-0-  for the three months ended September 30, 2013 compared with $68,000 for the three months ended September 30, 2012.

OTHER INCOME AND (EXPENSES).  Other income and (expenses) for the three months ended September 30, 2013 totaled $(33,000), a decrease compared to $11,000 for the three months ended September 30, 2012.  The decrease in expenses related to other income (expenses) was a result of a non-recurring gain on debt write-off totaling $33,000.

NET LOSS. Our net loss was $2,894,000 for three months ended September 30, 2013 compared to a net loss of $324,000 for the three months ended September 30, 2012. The decrease in net loss is attributable to the aforementioned factors.

COMPREHENSIVE LOSS: Our comprehensive loss was $-0-  for three months ended September 30, 2013 compared to comprehensive loss of $-0- for the three months ended September 30, 2012.

NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2012.

GROSS PROFIT. The $652,000 of revenue recognized for the nine months ended September 30, 2013 increased compared to the $516,000 in revenue earned during the nine months ended September 30, 2012. The increase in revenue is primarily due to a new licensing agreement consummated in January 2013 in which the Company received $210,000 for such agreement during the nine months ended September 30, 2013. The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period of which as of September 30, 2013 was fully earned. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $3,917,000 for the nine months ended September 30, 2013 compared with $1,696,000 for the nine months ended September 30, 2012.  The increase is principally related to stock-based compensation comprising of stocks and warrants granted to the Company’s officers and director totaling $2,232,000.

RESEARCH AND DEVELOPMENT. Research and Development was $55,000 for the nine months ended September 30, 2013 compared with $0 for the nine months ended September 30, 2012.

OTHER INCOME AND (EXPENSES).  Other income and (expenses) for the nine months ended September 30, 2013 totaled $(78,000), a decrease compared to $(427,000) for the nine months ended September 30, 2012.  The decrease expenses related other income (expenses) was a result of a non-recurring charge totaling $423,000 related to beneficial conversion feature on convertible debts in 2012 that was recorded as interest expense.

NET LOSS. Our net loss was $3,398,000 for nine months ended September 30, 2013 compared to a net loss of $1,607,000 for the nine months ended September 30, 2012. The decrease in net loss is attributable to the aforementioned factors.

COMPREHENSIVE LOSS: Our comprehensive loss was $3,420,000 for nine months ended September 30, 2013 compared to comprehensive loss of $1,596,000 for the nine months ended September 30, 2012. The decrease in net loss is attributable to the aforementioned factors.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ deficit totaled $1,832,000 on September 30, 2013 and the working capital deficit was $1,747,000 on such date. We anticipate we may sell additional common stock and issue shares and/or options in exchange for services cover the cash needs of our overhead and the cost of our operations.

We had an increase of $549,000 in cash and cash equivalents for the nine months ended September 30, 2013, as a result of cash provided by financing activities.  For the nine months ended September 30, 2013, cash used in operating activities was $459,000 compared to cash of $704,000 used in operating activities for the nine months ended September 30, 2012. Cash used in operating activities was primarily as a result of our net loss primarily related to non-cash expenditures of $2,500,000 of stock-based compensation.  Cash used in investing activities in during the nine months ended September 30, 2013 totaled $179,000 compared $-0- cash used in the same period of 2012 which was primarily related to purchase of fixed assets.  There was $1,200,000 of cash provided by financing activities in the nine months of 2013 as the result of issuance of convertible notes in 2013 compared to $1,012,000 cash provided by financing activities during the same period of 2012.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, investor relations services, public relations services, bookkeeping services, consultant services, and rent; and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of September 30, 2013, we had $640,000 in cash. We intend to satisfy our capital requirements for the next 12 months from our cash on hand and additional sale of debt and/or equity securities.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2013 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

(b)  Changes In Internal Control Over Financial Reporting

During the quarter ended September 30, 2013, the Company prepared written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions. There were no other changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

As of September 30, 2013, our certificate of incorporation, as amended, authorizes us to issue 500,000,000 shares of common stock. If we are not able to increase our authorized capital, we may not be able to raise additional funds or pay service providers which could be harmful to our business or cause us to cease operations altogether.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 3, 2013, the Company and its wholly-owned subsidiary, Senior Scientific, LLC ("Subsidiary"), entered into Convertible Note Purchase Agreements with Raymond A. Mason, William B. Jones and the Ferdinand J. Crovato Trust (the “April 2013 Investors”) providing for the sale to the April 2013 Investors of Convertible Promissory Notes in the aggregate amount of up to $2,500,000 (the "Convertible Notes"). The closing of the initial $1,000,000 in Convertible Notes occurred on April 3, 2013 and the second tranche of $500,000 closed on October 1, 2013. The balance of the funding will be provided on April 1, 2014 ($500,000) and October 1, 2014 ($500,000).  The Company is on schedule with the instrument assembly and prove-ins set forth in the financing agreement.  In addition, the Company and the Subsidiary entered a Guaranty and Security Agreements with the April 2013 Investors whereby the Company agreed to unconditionally guaranty to the April 2013 Investors the full, prompt and punctual performance with respect to the Convertible Notes, agreed to subordinate any claim that the Company may have against the Subsidiary to that of the April 2013 Investors and granted the April 2013 Investors a security interest in the Company’s assets including its ownership interest in the Subsidiary.

The Convertible Notes bear interest at 8%, mature four (4) years from the date of issuance and are convertible at the April 2013 Investors options at any time upon ten (10) days written notice to the Company into either: (1) the number of membership interests of the Subsidiary equal to the quotient of the principal due under the respective convertible promissory note divided by $2,500,000 multiplied by 18% of the total equity of the Subsidiary outstanding as of the date hereof; or (2) the number of shares of common stock of the Company equal to the quotient of the principal and interest payable under the Convertible Notes divided by a conversion price of $0.055 per share.

The Company may not prepay the Convertible Notes. In the event of a default and so long as any default exists, interest on the Convertible Notes will accrue at 10%. The Company must pay all accrued interest on the Convertible Notes on the first calendar day of each quarter, commencing on July 13, 2013.

The initial sale of the Convertible Notes in the principal amount of $1,000,000 was completed on April 3, 2013 and the second tranche in the principal amount of $500,000 was completed on October 1, 2013. As of the date hereof, the Company is obligated on $1,500,000 in aggregate face amounts of the Convertible Notes issued to the April 2013 Investors. The Convertible Notes are debt obligations arising other than in the ordinary course of business which constitute direct financial obligations of the Company.

During April 2013, the Company issued 175,438 shares of common stock to a consultant for services performed valued at $10,000.

During June 2013, the Company issued 132,000 shares of common stock to a consultant for services to be performed over a three month period beginning June 2013 valued at $6,000.

During June 2013, the Company issued 2,500,000 shares of common stock to a consultant for services to be performed over a nine month period beginning June 2013 valued at $112,500.

During July 2013, the Company issued 250,000 shares of common stock to a consultant for services to be performed over a 12 month period beginning on June 27, 2013 valued at $11,000.

During September 2013, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the investor provided the Company with deposit in the amount of $20,000 (the "Deposit") and agreed to purchase $100,000 of common stock of the Company at $0.05 per share by October 30, 2013, at which point the Deposit will be returned to the investor. If the investor does not provide $100,000 by October 30, 2013, the Deposit will be converted into an investment at $0.055.

The above securities were offered and sold to the parties in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the parties are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 5, 2013, the Company entered into a Conversion Agreement with Marvin Maslow (the "Holder") pursuant to which the Company agreed to convert $1,057,608 of debt (the "Debt"), including principal and interest, currently owed to Holder into 105,761 shares of Series D Preferred Shares of the Company. The Debt has been outstanding since 2007.

The above transactions were approved by the Board of Directors of the Company. The Series D Preferred Stock does not pay dividends and the does not have a liquidation preference. The Holder of the Series D Preferred Stock will be entitled to 20 votes for each share of common stock that the Series D Preferred Stock are convertible into. The Series D Preferred Stock has a conversion price of $0.055 (the “Conversion Price”) and a stated value of $10.00 (the “Stated Value”) per share. Each share of Series D Preferred Stock is convertible, at the option of the Holder, into such number of shares of common stock of the Company as determined by dividing Stated Value by the Conversion Price.

Holder may only convert the Series D Preferred Stock upon certain Convertible Promissory Notes, whether presently outstanding or to be issued, issued to three accredited investors (the "Note Investors") in accordance with those certain Convertible Note Purchase Agreements between the Company and the Note Investors dated April 3, 2013, have either (i) been converted in full or in part by the Note Investors into shares of common stock of the Company, (ii) the Note Investors have sold or assigned all or a part of their Convertible Promissory Notes to third parties, or (iii) the Note Investors have been paid in full or in part. The Holder will only be permitted to convert such number of Series D Preferred Stock equal to the pro rata amount of the Convertible Promissory Notes converted, assigned or paid. In the event the Note Investors agree in writing that these restrictions may be terminated, then the Holder will be entitled to convert the Series D Preferred Stock at the Holder’s election and the above restrictions will be null and void. Additionally, Holder may not convert the Series D Preferred Stock until the ten day average daily trading volume is greater than $20,000.

In the event the Holder terminates its consulting agreement or violates a non-compete covenant, then the Series D Preferred Shares shall be returned to the Company for cancellation and the Company shall be obligated on the Debt.

The issuance of the Series D Preferred Stock was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated under Regulation D thereunder. The Holder of the Series D Preferred Stock is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

ITEM 6. EXHIBITS

Index to Exhibits

4.1	Certificate of Designation for the Series D Preferred Stock (Incorporated by reference to the Form 8-K Current Report filed on November 8, 2013)

10.1	Conversion Agreement by and between Manhattan Scientifics Inc. and Marvin Maslow dated November 5, 2013 (Incorporated by reference to the Form 8-K Current Report filed on November 8, 2013)

31.1	Certification of Chief Executive Officer under Rule 13(a) — 14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer under Rule 13(a) — 14(a) of the Exchange Act.

32	Certification of CEO and CFO under 18 U.S.C. Section 1350

EX-101.INS**	XBRL Instance Document

EX-101.SCH**	XBRL Taxonomy Extension Schema Document

EX-101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF**	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB**	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
_________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2013.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Name:	Emmanuel Tsoupanarias
Title:	Chief Executive Officer (Principal Executive and Accounting Officer)

By:	/s/ Chris Theoharis
Name:	Chris Theoharis
Title:	Treasurer (Principal Financial Officer)