Form 10-K
period 2013-12-31
MANHATTAN SCIENTIFICS INC
filed 2014-04-01
CIK 1099132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 28, 2013 was $5,703,830. For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of March 21, 2014 there were 489,383,252 shares of common stock of the issuer issued and outstanding.

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

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

COMPANY HISTORY

Manhattan Scientifics, Inc. (the “Company” or “Manhattan Scientifics”), a Delaware corporation, was established on July 31, 1992 and has two operating wholly-owned subsidiaries: Metallicum, Inc., (“Metallicum”) and Senior Scientific LLC (“Senior Scientific”). On June 12, 2008, the Company acquired Metallicum, Inc. for 15,000,000 shares of Company’s common stock.

Manhattan Scientifics is focused on technology transfer and commercialization of disruptive technologies in the nano-medicine space. The company is presently developing commercial medical prosthetics applications for its ultra-fine grain metals and plans to commercialize the cancer research work and nano-medical applications developed by Senior Scientific, a unit of the Company.

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

Manhattan’s second business is called Senior Scientific and is at the crossroads of biotechnology and nanotechnology.

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

ACQUISITIONS

In June 2008, we acquired Metallicum and its licensed patented technology. We entered into a stock purchase agreement with Metallicum to acquire all of the outstanding capital in exchange for 15,000,000 restricted shares of our common stock. An additional 15,000,000 shares of our common stock will be payable to Metallicum in the event of meeting certain milestones. At December 31, 2011, one milestone was met. Metallicum was granted an exclusive license by The Los Alamos National Laboratory on patents related to nanostructured metals. In September 2009, we entered into a technology transfer agreement and sale with Carpenter Technology Corporation, (“Carpenter”) wherein Carpenter will fully develop, manufacture and market a new class of high strength metals. We earn annual revenues from these agreements and we expect to earn licensing royalties when Carpenter begins selling our licensed technology.

On May 31, 2011, we entered into an Agreement and Plan of Reorganization to acquire Senior Scientific and Scientific Nanomedicine, Inc. (“Scientific Nanomedicine” or “SNMI”). We subsequently dissolved Scientific Nanomedicine and transferred all remaining assets to Senior Scientific. The total purchase price was 21,668,000 restricted shares of our common stock (less 7,667,000 shares previously issued pursuant to an option agreement). As a result of this acquisition, we own patented technologies that can use biosafe nanoparticles and sensitive magnetic sensors to detect and measure cancer cells in biopsies or in the human body with the potential to transform how cancer is detected and treated.

ADVANCED METALS

Our licensed proprietary process will enable our commercial partners the ability to build super-strength metals and alloys to make products that weigh far less than in the past and without significant cost premiums. In September 2009, the Company entered into a technology transfer agreement and sale with Carpenter T. Pursuant to these revenue generating agreements, Carpenter will fully develop, manufacture and market a new class of high strength metals. Metallicum intends to establish other manufacturing partner relationships with significant customers in the medical device and prosthetics industries.

NANOMEDICINE

Our acquisition of Senior Scientific gives us the commercial rights to technology and intellectual property with respect to the detection and monitoring of diseases using nanotechnologies. The technology is intended for the early detection of cancers, quantitative in vivo assessments of tumors, and similar applications with other diseases identifiable by cell surface markers. The technology does not require surgery, biopsy, radioactivity, or exotically expensive instruments. Nanoparticles are introduced to the body, for example, by intravenous injection. A sensitive magnetic instrument is used to magnetize and measure the nanoparticles that have bound to the specific targets (e.g., cells of a specific type of cancer). Other tissues, bone, scars, etc. are all transparent to the magnetic fields used, so the technology can be used to image and measure tumors in places inaccessible to other tests, and tumors while they are still small enough to be treatable. The nanoparticles are nontoxic, and the magnetic instrument is not harmful or expensive, so the tests can be repeated as needed. The following bullet points summarize management's current beliefs with respect to the benefits and commercialization of our nanomedicine technology:

●	Our technology can detect cancer at a mass of 100,000 cells, and is currently being programmed to detect down to 12,000 cells;
●	After development for commercial use – our technology may detect cancer before stage one -- down to "a few thousand cells";
●
Our technology uses patented systems, currently using SQUID (superconducting quantum interference device) magnetic sensors, which we hope to develop for commercialization along with the nanoparticles that will be used to detect cancer;

●	In Q4 2013, we executed a formal agreement with the MD Anderson Cancer Center for initial testing and validation of the technology;
●	There is revenue potential from lab/animal research and from human medical applications;
●	FDA approval may not be needed for lab/animal uses; and
●	Since biosafe nanoparticles are already in use-there may be a shortened FDA approval process for human medical applications.

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

The technology is expected to trim thousands of pounds from airplanes and hundreds of pounds from cars without sacrificing structural strength or adding significant cost. The nanostructured metals also have wide implications for use in the medical device and prosthetics industries including dental implants, replacements for hips, shoulders, knees and cardio vascular stents. In December 2008, a manufacturing joint venture partner in Albuquerque, NM received U.S. Food and Drug Administration 510(k) clearance to market nanostructued titanium metal dental implants using our technology. This clearance positions us closer to our goal of commercializing our technology for nanostructured metals. We are in talks with many of the key manufacturers of dental implants and have signed material testing agreements with several manufacturers.

In September 2009, the Company entered into a contract with Carpenter to sell certain nanostructured metal technologies acquired from Metallicum, its wholly owned subsidiary, to Carpenter and to provide sub-license rights to Carpenter covering license agreements that the Company has from Los Alamos Laboratories. The agreement has two distinct elements: a sale and services agreement and a sub-license agreement. The first element irrevocably transfers the field technology to Carpenter and Carpenter may develop or use the technology for its own benefit. Carpenter agreed to pay a sales price of $600,000 and pay royalties for products developed using this technology. In addition, the Company will receive additional service income for assisting Carpenter in the production process. These additional services were elective and do not affect the sale of the technology. The second element of the agreement is a sub-license to Carpenter for patents (the LANS patents) that are licensed by the Company from Los Alamos National Laboratories. The sub-license agreement obligates Carpenter to pay MSI a running royalty on the sales of products that require license to the LANS patents.

As of December 31, 2013 and 2012, the Company recorded $652,000 and $693,000 as revenue for the years ended December 31, 2013 and 2012. The Company has received the following amounts from Carpenter:

•	During the year ended December 31, 2013, the Company received from Carpenter $0.3 million of income and $0.2 million from a licensing agreement.
•	During the year ended December 31, 2009, the Company received $0.6 million for the sale of certain technology;
•
During the years ended December 31, 2009, 2010, 2011, 2012 and 2013, the Company received from Carpenter $0.6 million of income for assisting with development of the technology and is recognizing the income over the term of the Agreement.

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

In January 2013, the Company entered into a licensing agreement with a party granting certain licensing rights to the Company's nanostructured metal technology. As consideration the Company received $210,000 during 2013 and will receive $30,000 by December 31, 2013 (not yet received); $30,000 by December 1, 2014; and $30,000 upon commercial launch by the party or the latest December 1, 2015.

In the near future, the Company expects that Carpenter will commercialize our metals technology which will provide a steady revenue stream. Carpenter has expressed optimism about the future and importance of the technology licensed from us. They recently disclosed that they believe the technology is going to change the future of metals over the next few decades. At a September 2012 investors meeting for Carpenter’s analysts, portfolio managers and shareholders, Carpenter discussed the interest in the medical community about the advanced metal, which Carpenter has trademarked under the name MithralMax. Carpenter reported that it has sub-licensed the technology to a yet to be named, premium dental implant manufacturer. Carpenter now says it is showing the material to many orthopedic companies. Carpenter also reported to the financial community that it is going to take a look at how the metal works in aerospace and energy industries such as fasteners for the aerospace industry. We expect to receive a minimum of $9 million in royalties from Carpenter during the period from 2015 to 2017. We anticipate, however, that we will receive additional royalties before 2015.

NANOMEDICINE

Our subsidiary, Senior Scientific, holds patented technologies that can use biosafe nanoparticles and sensitive magnetic sensors to detect and measure cancer cells in biopsies or in the human body. The technology is highly specific – it measures the exact type of cancer and does not generate false positive results from benign growths, calcifications, or other spurious signals that complicate current detection methods. It is also very sensitive – it can measure tumors that are 1000-times smaller than is possible with currently available techniques. This combination of features has the potential to transform how cancer is detected and treated.

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

We have invested approximately $3.0 million in the Senior Scientific cancer project in the past two years. We continue to progress in advancing the technology toward commercialization.

•
 We have completed the detailed design of our second generation magnetic relaxometry instrument, and are currently characterizing its performance and maturing the software tools used with it. We are working with the MD Anderson Cancer Center to make the instrument available to them, and to collaborate on initial studies to be performed at MD Anderson with the technology. We are also beginning implementation of a nanoparticle production capability. Our magnetic relaxometry measurements are performed with our own nanoparticles, and we have an agreement for sales and distribution of our nanoparticles to others.

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

•
We are continuing work under our $100,000 (approximately) NIH grant to develop a version of our technology using atomic magnetometer technology. We have begun qualifying commercial vendors for production of a commercial prototype atomic magnetometer-based instrument.

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

Our next step is placing an instrument into operation. We have the instruments designed and MD Anderson Cancer Center is preparing to receive it. We expect to have the technology ready for launch into significant non-FDA markets, or license for use in human applications, or both, within approximately the next year. Our technology is a platform technology that has many possible applications. Our business model has been designed to fit these several applications, but, generally, the instrument will be placed at low cost, and recurring revenue realized on consumable targeted nanoparticles. Upon the first few applications being approved and in the market (if not before), we will pursue the sale or license of this technology to a larger company.

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

To continue develop our technology, we may seek additional financing to possibly place and support instruments at the request of collaborators at two of the leading cancer research and treatment centers in the United States; perform studies demonstrating the application of our technology to specific clinical needs; perfect and protect the intellectual property surrounding our instrument, our nanoparticles, and our clinical applications; and initiate the process of regulatory approval.

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

SenSci IP schedule:

Title	Application #	Filing date	Patent #	Country
Magnetic Needle Biopsy	60/549,501	1-Mar-2004		US
Magnetic Needle Biopsy	11/069,361	28-Feb-2005	7,309,316	US
Biomagnetic Detection And Treatment Of Alzheimer's Disease	60/866,095	16-Nov-2006		US
Biomagnetic Detection And Treatment Of Alzheimer's Disease	11/940,673	15-Nov-2007	8,060,179	US
Magnetic Needle Biopsy	11/957,988	17-Dec-2007		US
Magnetic Needle Biopsy	12/337,554	17-Dec-2008	8,118,754	US
Leukemia Cell Detection Using A Novel Magnetic Needle And Nanoparticles	61/248,775	5-Oct-2009		US
Early Detection Of Breast Cancer Using Magnetic Nanoparticles And Ultra-Sensitive Magnetic Field Sensors	61/259,011	6-Nov-2009		US
Detection Of Breast Cancer In Tissue Incompatible With Other Methods, And At Levels Undetectable By Other Means	61/308,897	27-Feb-2010		US
Apparatus And Method To Detect Ovarian Cancer In Tissue	61/310,700	4-Mar-2010		US
Nonsurgical Determination Of Organ Transplant Acceptance	61/314,370	16-Mar-2010		US
Method And System For In-Vivo Detection Of Hodgkin’s Lymphoma	61/314,392	16-Mar-2010		US
Nanoparticles And Methods For Making, Characterizing, And Testing Nanoparticles, Suitable For Use In Magentic Field Relaxometry Applications	61/329,076	28-Apr-2010		US

High-Temperature Superconducting Quantum Interference Device Apparatus	61/329,198	29-Apr-2010	US
Apparatus And Method To Detect Prostate Cancer In Tissue	61/331,816	5-May-2010	US
Methods And Apparatuses For The Localization And Treatment Of Cancer	61/352,782	8-Jun-2010	US
Methods And Apparatuses Using An Atomic Magnetometer To Detect Disease In Tissue	61/361,998	7-Jul-2010	US
Methods And Apparatuses To Detect Cancer Metastasis Or Recurrence	61/377,854	27-Aug-2010	US
Conjugated Nanoparticles As Contrast Agents	61/386,961	27-Sep-2010	US
Detection, Imaging, And Quantitation Of Targeted Cells	61/389,233	3-Oct-2010	US
Cell Detection Using Targeted Nanoparticles And Magnetic Properties Thereof	PCT/US2010/051417	5-Oct-2010	US
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof	PCT/US2010/055729	5-Nov-2010	US
Biological Application Of Magnetic Relaxometry With Atomic Magnetometer And SQUID Sensors	61/454,560	20-Mar-2011	US
Nonsurgical Determination Of Organ Transplant Condition	PCT/US2011/28746	16-Mar-2011	US
Magnetic Relaxometry Methods And Apparatuses	61/468,575	29-Mar-2011	US
Methods And Apparatuses For The Localization And Treatment Of Cancer	PCT/US2011/39349	7-Jun-2011	US
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof	13/249,994	30-Sep-2011	US
Magnetic Needle Biopsy	13/399,733	17-Feb-2012	US
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof	13/503674	24-Apr-2012	US
Magnetic Relaxometry Using Brownian Randomization, Neel Relaxation, Or Combinations Thereof	61/639,827	27-Apr-2012	US
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			Japan
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			Israel
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			Canada
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			Singapore
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			Australia
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			China

Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			EPO
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			India
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			Russia
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			S. Korea
Applications Of Magnetic Relaxometry In Ovarian Cancer Nanomedicine	61/691,913	22-Aug-2012	US
Method For Measuring The Viscosity Of A Fluid Using Magnetic Nanoparticles		1-Mar-2011	US
Magnetic Relaxometry Using Brownian Randomization, Neel Relaxation, Or Combinations Thereof	61/639,827	27-Apr-2012	US
Magnetic Relaxometry Using Magnetization And Measurement Fields	61/715,791	18-Oct-2012	US
Magnetically Transparent Stage For Rapid Positioning Of A Sample	61929562	21-Jan-2014	US

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

CUSTOMERS AND SUPPLIERS

For the year ended December 31, 2013, our revenue was generated from two customers. For the year ended December 31, 2012, all of our revenue was generated by one customer. We did not have any significant suppliers.

EMPLOYEES

As of December 31, 2013, we had one full-time employee in general management as well as 7 employees employed by Senior Scientific and Metallicum. We do not expect any significant change in the total number of employees in the near future. Most of our research and development work has been performed by employees of our various research and development independent contractors (see below). We have historically indirectly funded the salaries of these individuals through our contract research and development payments to their employers. Although not technically our employees, we have considered these individuals to be an integral part of our research and development team. None of our employees or contractors is members of any union or collective bargaining organization. We consider our relationships with our employee and our independent contractor employees to be good.

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

THE SUCCESS OF OUR BUSINESS MAY REQUIRE CONTINUED FUNDING. IF WE CANNOT RAISE THE MONEY WE NEED TO SUPPORT OUR OPERATIONS UNTIL WE EARN SIGNIFICANT REVENUES, WE MAY BE REQUIRED TO CURTAIL OR TO CEASE OUR OPERATIONS AND YOU COULD LOSE YOUR ENTIRE INVESTMENT.

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

ALL OF OUR 2013 REVENUE IS GENERATED FROM TWO CUSTOMERS.

For the year ended December 31, 2013, our revenue were generated by two customers. If our two customers were unable to satisfy its obligations under our agreements, it would materially impact our revenue, net income and financial position.

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

Our Certificate of Incorporation currently authorizes the Board of Directors to issue up to 950,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock. The power of the Board of Directors to issue shares of Common Stock or warrants or options to purchase shares of Common Stock is generally not subject to shareholder approval. Accordingly, any additional issuance of our Common Stock may have the effect of further diluting your investment.

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

APPLICABILITY OF "PENNY STOCK RULES" TO BROKER-DEALER SALES OF OUR COMMON STOCK COULD HAVE A NEGATIVE EFFECT ON THE LIQUIDITY AND MARKET PRICE OF OUR COMMON STOCK.

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

Many broker-dealers will not affect transactions in penny stocks, except on an unsolicited basis, in order to avoid compliance with the penny stock trading rules. When our Common Stock is subject to the penny stock trading rules, such rules may materially limit or restrict the ability to resell our Common Stock, and the liquidity typically associated with other publicly traded equity securities may not exist.

ITEM 2. DESCRIPTION OF PROPERTIES

Our principal executive office is at The Chrysler Building, 405 Lexington Avenue, 26th Floor, New York, New York, 10174. We lease approximately 300 square feet of office space on a month-to-month basis. The aggregate annual rent for this office space was $2,487 in 2013. We believe our facilities are adequate for our current and planned business operations.

ITEM 3. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of December 31, 2013, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements other than the litigation described above which was subsequently settled.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Beginning on July 8, 2009, our Common Stock began quotations, and is currently being quoted, on the OTC Bulletin Board under the symbol MHTX.OB. From May 2007 to July 2009, our common stock was quoted on the OTC Pink Sheets under the symbol “MHTX.PK” after being removed from trading on the Over-The-Counter Bulletin Board. The following table sets forth for the periods indicated, the high and low per share bid information for our common stock for the fiscal years ended December 31, 2013 and December 31, 2012, as reported by www.otcmarkets.com. Such high and low bid information reflects inter-dealer quotes, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

2013
First Quarter	$0.0475	$0.046
Second Quarter	$0.046	$0.04
Third Quarter	$0.073	$0.0629
Fourth Quarter	$0.07	$0.066

2012
First Quarter	$0.068	$0.051
Second Quarter	$0.055	$0.040
Third Quarter	$0.063	$0.043
Fourth Quarter	$0.060	$0.046

As of March 22, 2014, there were 489,383,252 shares of common stock of the issuer issued and outstanding and 643 record shareholders.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the past four years, we have issued unregistered shares of common stock and options and warrants for the purchase of common stock in the following transactions in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act:

2013

On April 3, 2013, the Company and its wholly-owned subsidiary, Senior Scientific, entered into Convertible Note Purchase Agreements with Raymond A. Mason, William B. Jones and the Ferdinand J. Crovato Trust (the “April 2013 Investors”), providing for the sale by Senior Scientific to the April 2013 Investors of Convertible Promissory Notes in the aggregate amount of up to $2,500,000 (the "Convertible Notes"). The closing of the initial $1,000,000 in Convertible Notes occurred on April 3, 2013 and $500,000 on October 1, 2013. The balance of the funding will be provided on April 1, 2014 ($500,000) and October 1, 2014 ($500,000). In addition, the Company and Senior Scientific entered a Guaranty and Security Agreements with the April 2013 Investors whereby the Company agreed to unconditionally guaranty to the April 2013 Investors the full, prompt and punctual performance with respect to the Convertible Notes, agreed to subordinate any claim that the Company may have against the Subsidiary to that of the April 2013 Investors and granted the April 2013 Investors a security interest in the Company’s assets including its ownership interest in the Subsidiary.

The Convertible Notes bear interest at 8%, mature four (4) years from the date of issuance and are convertible at the April 2013 Investors options at any time upon ten (10) days written notice to the Company into either: (1) the number of membership interests of the Subsidiary equal to the quotient of the principal due under the respective convertible promissory note divided by $2,500,000 multiplied by 18% of the total equity of Senior Scientific outstanding as of April 3, 2013; or (2) the number of shares of common stock of the Company equal to the quotient of the principal and interest payable under the Convertible Notes divided by a conversion price of $0.055 per share.

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

In the event the Holder terminates its consulting agreement or violates a non-compete covenant, then the Series D Preferred Shares shall be returned to the Company for cancellation and the Company shall be obligated on the Debt. As the Series D Preferred Stock is conditionally redeemable, the Company has recorded the Series D Preferred Stock as mezzanine equity in the accompanying consolidated balance sheet.

For the year ended December 31, 2013, the Company issued 2,363,638 shares of common stocks for a total consideration of $130,000 to three individuals.

For the year ended December 31, 2013, the Company issued 2,500,000 shares to an attorney for legal services for the Company totaling $113,000, and 557,000 shares to three consultants for services to satisfy an outstanding obligation totaling $29,000.

For the year ended December 31, 2013, the Company issued 600,000 shares related to the exercise of warrants for 1,000,000 shares with an exercise price of $0.02 on a cashless basis based on fair market value of $0.05 per share.

2012

The Company issued 6,600,000 shares of common stocks and warrants for 3,400,000 shares for a total consideration of $340,000 to four parties. Further, the Company issued 6,000,000 shares for cash totaling $300,000, 5,483, 871 shares to an attorney for legal services for the Company totaling $249,000, and 300,000 shares to another consultant for services to satisfy an outstanding obligation totaling $21,000. Additionally, the Company issued 200,000 shares and warrants for 100,000 shares to a consultant for services rendered to the Company totaling $10,000. The fair value of the 200,000 shares and warrants for 100,000 shares of common stock was based on the unit offering price of a private placement agreement during the same period totaling $0.05 per unit which a unit consisted of 1 share of common stock and warrant for half a share. Additionally, the Company issued 300,000 shares to a consultant for services rendered to the Company totaling $15,000.

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

On May 29, 2012, the Company issued 300,000 shares to Udo Retteberg for consulting fees.

On September 19, 2012, the Company issued 1,000,000 shares and warrants for 500,000 shares with exercise price of $0.07 per share to ESNO Inc. c/o Francisco Escobar for $50,000 in cash.

On September 19, 2012, the Company issued 200,000 shares and warrants for 100,000 shares with exercise price of $0.07 per share to ESNO Inc. c/o Francisco Escobar for $10,000 in services.

On September 10, 2012, the Company issued 2,500,000 shares to Gerald Grafe for legal services from June 1, 2012 - December 1, 2012 at $0.04 per share value.

On September 10, 2012, the Company issued 1,600,000 shares and warrants for 800,000 shares with exercise price of $0.07 per share to Robert Reveley for $80,000 in cash.

On September 27, 2012, the Company issued 1,000,000 shares and warrants for 500,000 shares with exercise price of $0.07 per share to Michael R Napolitano GST for $50,000 in cash.

On December 7, 2012, the Company issued 2,500,000 shares to Gerald Grafe for legal services from December 1, 2012 - June 1, 2013 at $0.05 per share value .

On December 17, 2012, the Company issued 300,000 shares to Steven Miller for services at $0.05 per share.

We issued convertible notes for $400,000 (the "2012 Convertible Notes") of which $100,000 was issued on January 31, 2012 and $300,000 was issued on April 26, 2012. The non-interest bearing notes can be converted into the Company’s common stock, at any date after six months from the issuance of each 2012 Convertible Note, at a conversion price of 67% of the fair value of the Company’s common stock upon the date of conversion notice, subject to a floor price of approximately $0.044 for the note issued in January 2012 and approximately $0.034 for the note issued in April 2012. The holder of the notes has not converted any portion of the notes as of June 30, 2012. Additionally on April 24, 2012, the note holder was issued warrants for 6,000,000 shares of the Company’s common stock with an exercise price of $0.05 that expire on October 15, 2015 which replaced warrants for 2,000,000 shares previously granted in 2011 and warrants for 1,000,000 shares previously granted in February 2012.

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

Securities Authorized for Issuance under Equity Incentive Plans

In November 2004, our Board of Directors adopted the 2004 Consultant Stock Plan (the "2004 Plan"). The purpose of this 2004 Consultant Stock Plan is to advance our interests by helping us obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock. We reserved 2,000,000 shares of our Common Stock for awards to be made under the 2004 Plan. We filed a registration statement on Form S-8 with the SEC on November 26, 2004 to register the shares underlying the 2004 plan. The 2004 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2004 Plan. The number of shares under the 2004 Plan available for grant at December 31, 2013 was 500,000.

On May 9, 2005, our Board of Directors adopted the 2005 Equity Compensation Plan (the "2005 Plan"). The purpose of this Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success, by offering them an opportunity to participate in the our future performance through awards of Options, the right to purchase Common Stock and Stock Bonuses. We reserved 10,000,000 shares of our Common Stock for awards to be made under the 2005 Plan. The 2005 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee, or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2005 Plan. We filed a registration statement on Form S-8 with the SEC on June 8, 2005 to register the shares underlying the 2005 plan. The number of shares under the 2005 Plan available for grant at December 31, 2013 was 1,618,763.

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2013.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	27,399,763
Total	—	—	27,399,763

A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable
Outstanding as of December 31, 2011	36,700,000			36,700,000
Granted	3,000,000	$0.07	$0.07	3,000,000
Expired	-			-
Outstanding as of December 31, 2012	39,700,000			39,700,000
Granted	250,000	$0.07	$0.07	250,000
Exercised	(1,000,000)			(1,000,000)
Expired	(3,000,000)			(3,000,000)
Outstanding as of December 31, 2013	35,950,000			35,950,000

Exercise prices and weighted-average contractual lives of 35,950,000 stock options outstanding as of December 31, 2013 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01	25,000,000	3.68	$0.01	25,000,000	$0.01
$0.07	6,250,000	7.47	$0.07	6,250,000	$0.07
$0.05	500,000	0.53	$0.05	500,000	$0.05
$0.06	1,200,000	1.38	$0.06	1,200,000	$0.06
$0.07	3,000,000	6.98	$0.07	3,000,000	$0.07

The fair value for options granted were determined using the Black-Scholes option-pricing model.

Warrants:

The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2013.

	Warrants	Weighted average Exercise Price
Outstanding as of December 31, 2011	8,000,000	$0.07
Issued/Vested	10,400,000	$0.36
Cancelled/Expired	(1,000,000)
Outstanding as of December 31, 2012	17,400,000	$0.07
Issued/Vested	0
Cancelled/Expired	(4,000,000)
Outstanding as of December 31, 2013	13,400,000	$0.08

Date	Number of Warrants	Exercise Price	Contractual Life Remaining	Number of Shares Exercisable
October 11, 2007	3,200,000	$0.01	6 year	3,200,000
November 9, 2007	800,000	$0.01	6 year	800,000
May 29, 2012	1,500,000	$0.07	0.4 year	1,500,000
April 26, 2012	6,000,000	$0.05	3 year	6,000,000
September 10, 2012	800,000	$0.07	1 years	800,000
September 19, 2012	600,000	$0.07	1 years	600,000
September 27, 2012	500,000	$0.07	1 years	500,000
	13,400,000			13,400,000

The fair value for warrants granted were determined using the Black-Scholes option-pricing model. As of December 31, 2012,warrant for 6,000,000 shares were granted associated with convertible notes payable with exercise prices ranging from $0.05 to $0.07 per share, see Note 5 for additional discussions.

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

For the years ended December 31, 2013 and 2012, significantly all of our revenue was generated by one customer, Carpenter Technology Corporation. We did not have any significant suppliers.

YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012.

GROSS PROFIT. The $652,000 of revenue recognized for the year ended December 31, 2013 related to service income and is nearly equivalent to the $693,000 in revenue earned during the year ended December 31, 2012. The fees earned pursuant to the agreement with Carpenter have been proportionately recognized as revenue based upon the total fees collected over a 42 month period. The 42 month period is based on the time periods described in the Agreement (6 months after the Effective Date), (12 months after the Effective Date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is March 12, 2011. As of December 31, 2013, fees to be collected over the 42 months period associated with the Agreement have all been earned and collected.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $1,500,000 for the year ended December 31, 2013 compared with $2,069,000 for the year ended December 31, 2012. General and administrative expenses decreased primarily as a result of costs related to reduction in consulting fees of approximately $300,000 and legal fees of approximately $150,000 compared to the prior year.

RESEARCH AND DEVELOPMENT. Research and development expenses consist of consultants and contractors. Research and development expenses were $960,000 for the year ended December 31, 2013 compared with $274,000 for the year ended December 31, 2012. Research and development expenses increased due to the design, engineering and construction of the next generation instruments to be used for the MD Anderson Cancer Center; hiring of four professional individuals; continued expenses working with the University of New Mexico; and continued development on intellectual property related to our nano-technology.

OTHER INCOME AND (EXPENSES). Other income and (expenses) were $(120,000) for the year ended December 31, 2013 compared with $(440,000) for the year ended December 31, 2012. The decrease is primarily related to amortized beneficial conversion feature costs associated with our convertible debts during 2012 which was significantly lower in 2013.

NET LOSS. Our net loss was $1,928,000 for the year ended December 31, 2013 compared to a net loss of $2,090,000 for the year ended December 31, 2012. The decrease in net loss resulted from lower other income and (expenses) in 2013.

COMPREHENSIVE LOSS. Our comprehensive loss was $1,928,000 for the year ended December 31, 2013 compared to comprehensive loss of $2,100,000 for the year ended December 31, 2012. The comprehensive loss was the result of a net loss during the year ended December 31, 2013 and 2012 offset by $-0- and $(10,000) in 2013 and 2012, respectively, related to unrealized gain (loss) in the market value of our shares of Novint Technologies, Inc. (“Novint”). As of December 31, 2013 and December 31, 2012, we owned 1,075,648 shares of common stock of Novint which have fully written down to a $-0- value as of December 31, 2013.

LIQUIDITY AND PLAN OF OPERATIONS

Stockholders’ deficit totaled $2,238,000 on December 31, 2013 and the working capital deficit was $1,164,000 on such date. We anticipate we will sell additional common stock and issue shares and/or options in exchange for services. Although we have $578,000 of cash on hand as of December 31, 2013, we anticipate the need to continue raise fund for the costs incurred related to research and patents for Senior Scientific technology and cover the cash needs of our overhead for 2014.

At December 31, 2013, our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

We had an increase of $487,000 in cash and cash equivalents for the year ended December 31, 2013, as a result of cash provided by financing activities offset by our net loss. For the year ended December 31, 2013, cash used by operating activities was $963,000 compared to $1,078,000 used by operating activities for the year ended December 31, 2012. Cash used by operating activities in 2013 was primarily as a result of our net loss which was offset by non-cash expenditures related to stock-based expenses totaling $304,000, debt discount and original issue discount of $14,000, and depreciation and amortization expense of $227,000. Cash used in investing activities for the year ended December 31, 2013 totaled $179,000 related to purchase of equipment for our research and development. There was $1,630,000 of cash provided by financing activities in the year ended December 31, 2013 as the result of issuance of common stock and a promissory note in 2013 compared to $1,012,000 cash provided by financing activities during the same period in 2012.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, investor relations services, public relations services, bookkeeping services, consultant services, and rent; and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of December 31, 2013, we had $578,000 in cash. We intend to satisfy our capital requirements for the next 12 months from our cash on hand and continued efforts to raise funds. In February 2014, we had successfully raised $1,369,000 through the issuance of shares and warrants, see Note 10 of Notes to the Consolidated Financial Statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Manhattan Scientifics, Inc.

We have audited the accompanying consolidated balance sheets of Manhattan Scientifics, Inc. (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and other comprehensive loss, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manhattan Scientifics, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

PMB Helin Donovan, LLP

Austin, TX

March 31, 2014

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$578,000	$91,000
Account receivable	--	257,000
Investments-available for sale	--	22,000
Prepaid expenses and other assets	12,000	164,000
Total current assets	590,000	534,000

Fixed assets, net	147,000	32,000
Investments	2,000	2,000
Intellectual property, net	1,120,000	1,283,000
Other asset	2,000	2,000
Total assets	$1,861,000	$1,853,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$389,000	$234,000
Accrued interest and expenses – related parties	19,000	372,000
Note payable to former officers	450,000	450,000
Notes payable – other	896,000	896,000
Total current liabilities	1,754,000	1,952,000

Long-term Liabilities
Note payable, related party	--	447,000
Accrued interest, related party	--	251,000
Notes payable	1,287,000	--
Total long-term liabilities	1,287,000	698,000
Total liabilities	3,041,000	2,650,000
Mezzanine equity
Series D convertible, authorized 105,671 shares, 105,671 and 0 shares
issued and outstanding at December 31, 2013 and 2012, respectively	1,058,000	-

STOCKHOLDERS' DEFICIT
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525	-	-
shares; issued and outstanding - none
Series B convertible, authorized 250,000 shares; 49,999 shares issued and	-	-
outstanding at December 31, 2013 and 2012
Series C convertible, redeemable, authorized 14,000 shares;	-	-
issued and outstanding - none

Common, authorized 500,000,000 shares, 464,963,554 and 458,942,480 shares issued and outstanding at December 31, 2013 and 2012, respectively	465,000	459,000
Additional paid-in-capital	56,734,000	56,231,000
Other accumulated comprehensive income	--	22,000
Accumulated deficit	(59,437,000)	(57,509,000)
Total stockholders' deficit	(2,238,000)	(797,000)

Total liabilities and stockholders' deficit	$1,861,000	$1,853,000

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	YEAR ENDED DECEMBER 31,
	2013	2012

Revenue	$652,000	$693,000
Cost of revenues	-	-
Gross profit	652,000	693,000

Operating costs and expenses:
General and administrative	1,500,000	2,069,000
Research and development	960,000	274,000
Total operating costs and expenses	2,460,000	2,343,000

Loss from operations before other income and expenses	(1,808,000)	(1,650,000)

Other income and expenses:
Gain on debt extinguishment	--	33,000
Interest and other expenses	(120,000)	(473,000)

NET LOSS BEFORE INCOME TAXES	(1,928,000)	(2,090,000)

Income tax expense	-	-

NET LOSS	(1,928,000)	(2,090,000)

Other comprehensive income:
Unrealized loss on available for sale investments	--	(10,000)

COMPREHENSIVE LOSS	$(1,928,000)	$(2,100,000)

BASIC LOSS PER COMMON SHARE:
Weighted average number of common shares
outstanding	461,107,333	449,696,878

Basic loss per common share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For The Years Ended December 31, 2013 And 2012

	Preferred Stock $.001 Par Value Series B		Common Stock $.001 Par Value		Additional Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance December 31, 2011	49,999	$-	440,058,609	$440,000	$54,984,000	$32,000	$(55,419,000)	$37,000

Issuance of shares for cash			12,600,000	13,000	617,000			630,000
Issuance of shares for services			6,283,871	6,000	289,000			295,000
Recognition of debt discount on Warrants associated with debt					120,000			120,000
Vesting of stock options					141,000			141,000
Forgiveness of debt by shareholder					80,000			80,000
Comprehensive income						(10,000)		(10,000)
Net loss							(2,090,000)	(2,090,000)

Balance December 31, 2012	49,999	-	458,942,480	459,000	56,231,000	22,000	(57,509,000)	(797,000)

Issuance of shares for cash			2,363,636	2,000	128,000			130,000
Issuance of shares for services			3,657,438	4,000	138,000			142,000
Recognition of debt discount on warrants associated with debt					227,000			227,000
Stock options issued for services					10,000			10,000
Conversion of debt to preferred stock by shareholder					1,058,000			1,058,000
Comprehensive loss						(22,000)		(22,000)
Net loss							(1,928,000)	(1,928,000)

Balance December 31, 2013	49,999	-	464,963,554	$465,000	$56,734,000	$-	$(59,437,000	$(2,238,000)

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,928,000)	$(2,090,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	294,000	295,000
Stock options issued/vested for services	10,000	141,000
Debt discount and original issue discount accretion	14,000	424,000
Gain on debt write-off	--	(33,000)
Amortization of intellectual property and fixed assets	227,000	182,000
Changes in:
Accounts receivable	257,000	(86,000)
Prepaid expenses and other assets	--	80,000
Accounts payable	155,000	(18,000)
Accrued interest and expenses, related parties	7,000	27,000

Net cash used in operating activities	(964,000)	(1,078,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(179,000)	-

Net cash used in investing activities	(179,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	1,500,000	400,000
Payment on related party note payable	--	(18,000)
Proceeds from issuance of common stock, net of offering costs	130,000	630,000

Net cash provided by financing activities	1,630,000	1,012,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	487,000	(66,000)
Cash and cash equivalents, beginning of period	91,000	157,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$578,000	$91,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt to preferred stock by shareholder	$1,058,000	$-
Recognition of debt discount on warrants associated with debt	$227,000	$120,000
Forgiveness of debt by shareholder and accounted for as additional paid-capital	$-	$80,000

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 1 – ORGANIZATION AND OPERATIONS

Manhattan Scientifics, Inc., a Delaware corporation (formerly Grand Enterprises, Inc) (“Grand”) was established on July 31, 1992 and has four wholly-owned subsidiaries: Metallicum, Inc. (“Metallicum”), Senior Scientific LLC, Tamarack Storage Devices, Inc. (“Tamarack”) and Teneo Computing, Inc. (“Teneo”) (collectively “the Company”) a development stage enterprise. Currently, Metallicum is the only operating subsidiary and Tamarack and Teneo are dormant. On June 12, 2008, theCompany acquired Metallicum, Inc, for 15,000,000 shares of Company’s common stock, Manhattan Scientifics, Inc., operates as a technology incubator that seeks to acquire, develop and commercialize life-enhancing technologies in various fields, with emphasis in the areas of nano-technologies and nano-medicine. In this capacity, the Company continues to identify emerging technologies through strategic alliances with scientific laboratories, educational institutions, and scientists and leaders in industry and government. The Company has a long standing relationship with Los Alamos Laboratories in New Mexico. During 2008, the Company refocused its efforts from the development of its fuel cell technologies to its current focus on the development of nanomaterials through the acquisition of Metallicum.

Metallicum is a nanotechnology start-up company located in New Mexico. Metallicum Inc. has focused on the development and manufacture of nanostructured metals for medical implants and other applications. Metallicum intends to establish manufacturing partner relationships with major Fortune 500 metals companies and strategic partnering with significant customers in the medical device & prosthetics industries as well as in auto, truck, & aircraft manufacturing industries. Metallicum’s initial products include nanostructured bulk metals and alloys in the form of rod, bar, wire and foil. The Company conducts its operations primarily in the United States.

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

Manhattan Scientifics success will depend in part on its ability to obtain patents and product license rights, maintain trade secrets, and operate without infringing on the proprietary rights of others, both in the United States and other countries. There can be no assurance that patents issued to or licensed by the Company will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

BASIS OF CONSOLIDATION:

The consolidated financial statements include the accounts of Manhattan Scientific, Inc. and its wholly owned subsidiaries Tamarack, Teneo, Metallicum and Senior Scientific. All significant intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements include the operating activities of Metallicum, Inc. for the years ended December 31, 2013 and 2012.

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

CASH CONCENTRATION:

 The Company’s cash accounts are fully insured at December 31, 2013 and 2012.

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
DECEMBER 31, 2013 AND 2012

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

INTANGIBLE ASSETS:

License Agreements
In 2008, the Company obtained licenses to the rights of certain patents regarding nano-structured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represents its fair value. The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At December 31, 2013 and 2012, accumulated amortization was $164,000 and $134,000. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At December 31, 2013 and 2012, accumulated amortization was $16,000 and $13,000. Under the terms of the agreement the Company is required to pay an annual license fee of $10,000 starting in February 2010 and, may be required to pay royalties, as defined, to the licensors.

In 2011, the Company acquired Scientific Nanomedicine, Inc. which held the commercial rights to technology and intellectual property with respect to the early detection of diseases using nanotechnologies. The acquisition of Scientific Nanomedicine, Inc. has been accounted for as an asset purchase since this company had no tangible assets or liabilities and did not have the business inputs and outputs to be considered a business. The purchase price totaling $1,300,000 (fair value of 21,667,000 shares of common stocks issued) has been allocated to in process research and development and is being amortized over its estimated benefit period of 10 years. At December 31, 2013 and 2012, accumulated amortization was $337,000 and $207,000.

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

BASIC AND DILUTED LOSS PER SHARE

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of December 31, 2013 and 2012, 49,350,000 and 57,100,000 dilutive shares were excluded from the calculation of diluted loss per common share.

RESEARCH AND DEVELOPMENT:

Research and development costs are expensed as incurred and amounted to $960,000 and $274,000 for the years ended December 31, 2013 and 2012.

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

The fair value of the Company’s debt as of December 31, 2013 and December 31, 2012 approximated their fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of December 31, 2013 and December 31, 2012 because of the relative short term nature of these instruments. At December 31, 2013 and December 31, 2012, the fair value of the Company’s debt approximates carrying value. The fair value of the Company’s available for sale securities was $-0- and $22,000 at December 31, 2013 and 2012, respectively, and these securities are classified as Level 1.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other, allowing an entity to perform a qualitative impairment assessment of indefinite-lived intangible assets before proceeding to the two-step impairment test. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. In addition, the ASU does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. Our adoption of this ASU is did not have a material impact on our consolidated financial statements.

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires companies to report, in one place, information about significant reclassifications out of accumulated other comprehensive income, or AOCI, and disclose more information about changes in AOCI balances. We adopted this ASU in the first quarter of 2013. The adoption of this standard did not have a significant impact on our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. We will adopt the standard effective January 1, 2014. Our adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

NOTE 3 – INVESTMENTS

As of December 31, 2013 and 2012, the Company owned 1,075,648 shares of Novint common stock or approximately 3%. The fair value of the Novint shares was $-0- and $22,000 as of December 31, 2013 and 2012, respectively.

The Company has an additional investment in Aprils, Inc. which is accounted for at a cost of $2,000.

NOTE 4 – RELATED PARTY AND FORMER OFFICERS NOTES PAYABLE

In December 2007, the former Chief Operating Officer, and former Chief Executive Officer and shareholder collectively forgave $1,416,500 of their outstanding accrued salaries ($1,387,500) and note payable ($29,000) balances. In December 2012, the former Chief Operating Officer forgave $80,000 of the accrued salaries balance. The amount forgiven has been accounted for as contributed capital. Additionally, the Company repaid $5,000 of the former Chief Executive Officer’s note payable balance. The remaining unpaid notes payable balances totaling $897,000 and $995,000 at December 31, 2012 and 2011 comprised of loans payable of $450,000 and $447,000, and $450,000 and $545,000 to its former Chief Operating Officer and Chief Executive Officer, respectively. During 2013, the former Chief Executive Officer and shareholder converted the outstanding balance due him totaling $1,071,000 into 105,761 shares Preferred Stock Class D Convertible Shares. The remaining unpaid notes payable balances due the Chief Executive Officer and shareholder totaling $995,000 at December 31, 2012 comprised of loans payable of $447,000, and $545,000.

The loans bore interest at 5.5% per annum and were initially due December 31, 2002 and have been mutually extended. Under the terms of the note extensions dated December 12, 2007, the loans bear interest at 5% per annum and are now due. The Company has recorded interest expense for notes payable to these former officers of approximately $43,000 and $50,000 for the years ended December 31, 2013 and 2012, respectively. Accrued interest related to these notes payable approximated $245,000 and $482,000 as of December 31, 2013 and 2012, respectively and is included in accrued liabilities, related parties.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 5 – NOTE PAYABLE – OTHER

From October 21, 2011 to April 26, 2012, the Company issued convertible notes for $600,000 (the "Convertible Notes") of which $200,000 was received on October 21, 2011, $100,000 was received on January 31, 2012 and $300,000 was received on April 26, 2012. The non-interest bearing notes can be converted into the Company’s common stock, at any date after six months from the issuance of each Note, at a conversion price of 67% of the fair value of the Company’s common stock upon the date of conversion notice, subject to a floor price of approximately $0.041 for the note issued in October 2011, approximately $0.044 for the note issued in January 2012 and approximately $0.034 for the note issued in April 2012. The holder of the notes has not converted any portion of the notes as of December 31, 2013 and 2012. Additionally, the note holder was issued warrants for 6,000,000 shares of the Company’s common stock with an exercise price of $0.05 that expire on October 15, 2015 ("Warrants"). The conversion feature to the note payable has been accounted for as an original issue discount approximating $296,000 which has been fully accreted as of December 31, 2012. The warrant associated with the note has been accounted for as a debt discount with an approximate value of $296,000 which has been allocated to the note’s fully accreted value of $896,000 (original note amount plus original debt discount) on proportionate basis which amounted to $195,000. The warrant value of $252,000 was determined using the Black-Scholes option pricing model based on the following assumptions: 2 year term; volatility rate of 134% to 135%; and discount rate of 2.5%. For the year ended December 31, 2012, the Company has recorded an expense associated with original debt discount and expense associated with the debt discount (warrants) of $422,000. Accordingly, the carrying net value of this note at December 31, 2013 and 2012 totals $896,000, comprising of $600,000 (original face value) plus the fully accreted original debt discount of $296,000.

During 2013, the Company issued convertible notes for $1,500,000 through its wholly-owned subsidiary, Senior Scientific, LLC. The convertible notes bear interest at 8%, mature four years from the date of issuance, and are convertible into either: (1) membership interests of Senior Scientific, LLC equal to the quotient of the principal due of the convertible notes divided by $2,500,000 multiplied by 18% of the total equity of Senior Scientific, LLC outstanding as of the date hereof; or (2) the number of shares of common stock of the Company equal to the quotient of the principal and interest payable due of the convertible notes divided by a conversion price of $0.055 per share. The Company may not prepay the convertible notes. In the event of a default and so long as the default exists, interest on the convertible notes will accrue at 10%. The Company must pay all accrued interest on the convertible notes on the first calendar day of each quarter. The conversion feature to the note payable has been accounted for as an original issue discount approximating $227,000 which $14,000 has accreted as of December 31, 2013 and recorded as interest expense for the year ended December 31, 2013. Accordingly, the carrying net value of this note at December 31, 2013 totals $1,287,000, comprising of $1,500,000 (original face value) plus the unamortized original debt discount of $213,000.

During the years ended December 31, 2005 and December 31, 2004, the Company issued convertible notes in the amount of $33,000. The notes had a one year maturity date, are noninterest bearing and upon maturity convertible at the current per share price. As of December 31, 2012, the Company has written off the $33,000 convertible note based upon the passing of the legal statute of limitation.

NOTE 6 – CAPITAL TRANSACTIONS

Preferred Stock
The Company has a total of 1,000,000 shares of authorized preferred shares which are segregated into four classes of preferred stock.

The Company has 182,525 authorized shares of convertible, redeemable, 10 percent cumulative, Class A, Preferred Stock with $0.001 par value. One Class A, Preferred share is convertible into 50 restricted common shares and will be entitled to the number of votes equal to the number of shares of common stock into which such holder’s shares of Series A Preferred stock could be converted at the time of the vote. Class A, Preferred Stock is redeemable by the Company at $15 per share. Upon liquidation the holders of Series A Preferred stock will be entitled to be paid out of the assets available for distribution of the corporation an amount equal to $10 per share, before any payment will be made to the common shareholders. As of December 31, 2013 and 2012, no shares of Preferred Stock were issued and outstanding.

The Company has 250,000 authorized shares of Class B, Preferred Stock with $0.001 par value. As of December 31, 2013 and 2012, 49,999 shares of Preferred Stock were issued and outstanding. Class B preferred shares are convertible at a rate of 1 Series B preferred share to 10 common shares.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

The Company has 14,000 authorized shares of redeemable, convertible, Class C, Preferred Stock with $100 stated value. Class C, Preferred Stock is not entitled to receive dividends unless dividends are paid on common stock. Upon liquidation Class C, Preferred Stock shall be treated as if it were converted to common stock prior to liquidation. Class C, Preferred Stock is convertible at $100 divided by the 10 day average closing price of common stock. The Class C, Preferred Stock is redeemable by the Company at the stated value. As of December 31, 2013 and 2012, no shares of Preferred Stock were issued and outstanding.

On November 5, 2013, the Company entered into a Conversion Agreement with Marvin Maslow (the "Holder") pursuant to which the Company agreed to convert $1,057,608 of debt (the "Debt"), including principal and interest, currently owed to Holder into 105,761 shares of Series D Preferred Shares of the Company. The Debt has been outstanding since 2007.

The above transactions were approved by the Board of Directors of the Company. The Series D Preferred Stock does not pay dividends and does not have a liquidation preference. The Holder of the Series D Preferred Stock will be entitled to 20 votes for each share of common stock that the Series D Preferred Stock are convertible into. The Series D Preferred Stock has a conversion price of $0.055 (the “Conversion Price”) and a stated value of $10.00 (the “Stated Value”) per share. Each share of Series D Preferred Stock is convertible, at the option of the Holder, into such number of shares of common stock of the Company as determined by dividing Stated Value by the Conversion Price.

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

In the event the Holder terminates its consulting agreement or violates a non-compete covenant, then the Series D Preferred Shares shall be returned to the Company for cancellation and the Company shall be obligated on the Debt. As the Series D Preferred Stock is conditionally redeemable, the Company has recorded the Series D Preferred Stock as mezzanine equity in the accompanying consolidated balance sheet.

The Company has 447,714 and 553,475 undesignated blank check preferred stock, $0.001 par value, authorized as of December 31, 2013 and 2012, none outstanding. The preferred shares are to be issued in such series and to have such rights, preferences, and designation as determine by the Board of Directors of the Company.

Common Stock
The Company has a total of 500,000,000 shares of authorized common shares. As of December 31, 2013 and 2012, 464,963,554 and 458,942,480 shares of common stock were issued and outstanding, respectively.

Stocks issued during 2013
For the year ended December 31, 2013, the Company issued 2,363,636 shares of common stock for a total consideration of $130,000 to three individuals.

For the year ended December 31, 2013, the Company issued 2,500,000 shares to an attorney for legal services for the Company totaling $113,000, and 557,000 shares to three consultants for services to satisfy an outstanding obligation totaling $29,000.

For the year ended December 31, 2013, the Company issued 600,000 shares related to the exercise of options for 1,000,000 shares with an exercise price of $0.02 on a cashless basis based on fair market value of $0.05 per share.

For the year ended December 31, 2013, the Company issued 105,671 shares of convertible Class D, Preferred Stock for conversion of a former Chief Executive Officer and shareholder (Preferred Stock section above for additional discussions) debt totaling $1,058,000.

For the year ended December 31, 2013, the Company had granted 14,000,000 shares and warrants for 14,000,000 shares to officers and directors of the Company fair valued at $2,232,000 however, this stock grant has since been rescinded by the Company’s board of directors and thus, reversed out and no longer reflected in the accompanying financial statements as of December 31, 2013.

Stocks issued during 2012
For the year ended December 31, 2012, the Company issued 6,800,000 shares of common stocks and warrants for 3,400,000 shares for a total consideration of $340,000 to seven individuals. Further, the Company issued 5,483,871 shares to an attorney for legal services for the Company totaling $249,000, and 600,000 shares to two consultants for services to satisfy an outstanding obligation totaling $36,000. Additionally, the Company issued 200,000 shares and warrants for 100,000 shares to a consultant for services rendered to the Company totaling $10,000. The fair value of the 200,000 shares and warrants for 100,000 shares of common stock was based on the unit offering price of a private placement agreement during the same period totaling $0.05 per unit which a unit consisted of 1 share of common stock and warrant for half a share.

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

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

The 2000 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2000 Plan allows for the issuance of incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2000 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2000 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2000 Plan available for grant at December 31, 2013 and 2012 was 25,281,000.

In November 2004, the Company’s Board of Directors adopted the 2004 Consultant Stock Plan (the "2004 Plan"). The purpose of this 2004 Consultant Stock Plan is to advance the Company’s interests by helping the Company obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock. The Company reserved 2,000,000 shares of Common Stock for awards to be made under the 2004 Plan. A registration statement on Form S-8 was filed with the SEC on November 26, 2004 to register the shares underlying the 2004 plan. The 2004 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2004 Plan. The number of shares under the 2004 Plan available for grant at December 31, 2013 and 2012 was 500,000.

On May 9, 2005, the Company’s Board of Directors adopted the 2005 Equity Compensation Plan (the "2005 Plan"). The purpose of this Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success, by offering them an opportunity to participate in the Company’s future performance through awards of Options, the right to purchase Common Stock and Stock Bonuses. The Company reserved 10,000,000 shares of Common Stock for awards to be made under the 2005 Plan. The 2005 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2005 Plan. A registration statement on Form S-8 was filed with the SEC on June 8, 2005 to register the shares underlying the 2005 plan. The number of shares under the 2005 Plan available for grant at December 31, 2013 was 1,618,763.

During 2012, the Company granted options for 3,000,000 shares of common stock vesting immediately, exercise price of $0.07 per share, and 8 year life. The fair value of these options totaled $142,000 based on the Black-Scholes option pricing model using the following assumptions: 8 year term; volatility rate ranging from 134% to 135%; and a risk free rate of 2.5%.

During 2013, the Company issued options for 250,000 shares of common stock vesting immediately, exercise price of $0.07 per share, and 5 year life. The fair value of this option awarded totaled $10,000 based on the Black-Scholes option pricing model using the following assumptions: 5 year term; volatility rate of 133%; and a risk free rate of 2.5%.

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2013, the most recently completed fiscal year.

At December 31, 2013, the 35,950,000 outstanding options had an aggregate intrinsic value of $2,517,000.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	27,399,763
Total	—	—	27,399,763

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable
Outstanding as of December 31, 2011	36,700,000			36,700,000
Granted	3,000,000	$0.07	$0.07	3,000,000
Expired	-			-
Outstanding as of December 31, 2012	39,700,000			39,700,000
Granted	250,000	$0.07	$0.07	250,000
Exercised	(1,000,000)			(1,000,000)
Expired	(3,000,000)			(3,000,000)
Outstanding as of December 31, 2013	35,950,000			35,950,000

Exercise prices and weighted-average contractual lives of 35,950,000 stock options outstanding as of December 31, 2013 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01	25,000,000	3.68	$0.01	25,000,000	$0.01
$0.07	6,250,000	7.47	$0.07	6,250,000	$0.07
$0.05	500,000	0.53	$0.05	500,000	$0.05
$0.06	1,200,000	1.38	$0.06	1,200,000	$0.06
$0.07	3,000,000	6.98	$0.07	3,000,000	$0.07

The fair value for options granted were determined using the Black-Scholes option-pricing model.

Warrants:

The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2013.

	Warrants	Weighted average Exercise Price
Outstanding as of December 31, 2011	8,000,000	$0.07
Issued/Vested	10,400,000	$0.36
Cancelled/Expired	(1,000,000)
Outstanding as of December 31, 2012	17,400,000	$0.07
Issued/Vested	0
Cancelled/Expired	(4,000,000)
Outstanding as of December 31, 2013	13,400,000	$0.08

Date	Number of Warrants	Exercise Price	Contractual Life Remaining	Number of Shares Exercisable
October 11, 2007	3,200,000	$0.01	6 year	3,200,000
November 9, 2007	800,000	$0.01	6 year	800,000
May 29, 2012	1,500,000	$0.07	0.4 year	1,500,000
April 26, 2012	6,000,000	$0.05	3 year	6,000,000
September 10, 2012	800,000	$0.07	1 years	800,000
September 19, 2012	600,000	$0.07	1 years	600,000
September 27, 2012	500,000	$0.07	1 years	500,000
	13,400,000			13,400,000

The fair value for warrants granted were determined using the Black-Scholes option-pricing model. As of December 31, 2012,warrant for 6,000,000 shares were granted associated with convertible notes payable with exercise prices ranging from $0.05 to $0.07 per share, see Note 5 for additional discussions.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 7 – INCOME TAXES

The provision for income taxes on the statements of operations consists of $-0- and $-0- for the years ended December 31, 2013 and 2012, respectively. Deferred tax assets are comprised of the following at December 31:

	2013	2012
Net operating loss carryforward	$10,744,000	$10,100,000
Temporary differences	5,748,000	5,621,000
Less valuation allowance	(16,492,000)	(15,721,000)
Deferred tax asset, net	-	-

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. At December 31, 2013 and 2012, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2013 and 2012, net operating loss carryforwards were approximately $41,446,000 and $39,518,000, respectively, for federal tax purposes that expire at various dates from 2013 through 2030 and for state tax purposes expire in 2013 through 2023.

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state regulations. The annual limitation may result in the expiration of substantial net operating loss carryforwards before utilization.

For December 31, 2013 and 2012, the provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2013 and 2012) to income taxes as follows:

	2013	2012
Tax benefit computed at 34%	$127,000	$344,000
Change in valuation allowance	(771,000)	(892,000)
Change in carryovers and tax attributes	644,000	548,000
Income tax provision	-	-

NOTE 8 – COMMITMENTS

Operating Leases
The Company’s principal executive offices in New York are leased on a month to month basis for $500 per month. For the years ended December 31, 2013 and 2012, rent expense was $6,000, and $6,000 respectively.

Litigation
The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of December 31, 2013 and 2012, the Company was not party to any material litigation, claims or suit whose outcome could have material effect to the financial statements.

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

Metallicum, Inc.
In June 2008, the Company completed the purchase of Metallicum, Inc., a privately held research and development company of nano-structured materials, by acquiring all of the outstanding capital stock of Metallicum, Inc. for a total purchase price of $305,000. In connection with the Metallicum acquisition, the Company has agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with FASB ASC 805, the Company does not accrue contingent consideration obligations prior to the attainment of the objectives. At December 31, 2013, maximum potential future consideration pursuant to such arrangements, to be resolved over the following years, is the potential issuance of 15 million restricted shares of the Company’s common stock having a current approximate value of $1,050,000. Any such payments would result in increases in intangible assets.

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

Upon achieving milestones 1 and 2 Metallicum will receive 6,000,000 shares of common stock. Upon achieving each milestone 3, 4 and 5 Metallicum shareholders will receive 3,000,000 shares of common stock for each milestone reached. As of December 31, 2013, the Company has so far only achieved milestone 1.

NOTE 9 – TECHNOLOGY TRANSFER AGREEMENT AND SUB-LICENSE AGREEMENT

On September 12, 2009, the Company entered into a contract with Carpenter Technology Corp. to sell certain nanostructured metal technologies acquired from Metallicum, Inc, its wholly owned subsidiary, to Carpenter and to provide sub-license rights to Carpenter covering license agreements that the Company has from Los Alamos Laboratories. The agreement has two distinct elements: and sale and services agreement and a sub-license agreement. The first element irrevocably transfers the field technology to Carpenter Technology Corporation and Carpenter may develop or use the technology for its own benefit. Carpenter agrees to pay a sales price of $600,000 and pay royalties for products developed using this technology. In addition, the Company can receive additional service income for assisting Carpenter in the production process. These additional services are elective and do not affect the sale of the technology. The second element of the agreement is a sub-license to Carpenter for patents (the LANS patents) that are licensed by the Company from Los Alamos Laboratories. The sub-license agreement obligates Carpenter to pay MSI a running royalty on the sales of products that require license to the LANS patents but does not have any upfront fee or annual minimum royalties. As of December 31, 2013, fees to be collected over the 42 months period associated with the Agreement have been earned and collected.

The Company recognized the sales revenue upon transfer of the technology and the service income over the term of the agreement. The royalty income will be recognized as products are developed using the field technology or sub-license.

As of December 31, 2013 and 2012, the Company earned $343,000 and $686,000 and recorded such amount as revenue for the years ended December 31, 2013 and 2012. The amount received by the Company relates to services provided under the first element of the contract regarding additional services. The Company earned service income for time that a consultant to the Company, Dr. Lowe, made himself available to Carpenter in accordance with the Technology Transfer Agreement. The fees earned pursuant to the agreement with Carpenter were proportionately recognized as revenue based upon the total fees to be collected over a 42 month period. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).

MANHATTAN SCIENTIFICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

In January 2013, the Company entered into a licensing agreement with a party granting certain licensing rights to the Company's nanostructured metal technology. As consideration: the Company received $210,000 during 2013, and will receive $30,000 by December 31, 2013; $30,000 by December 1, 2014; and $30,000 upon commercial launch by the party or the latest December 1, 2015. For the year ended December 31, 2013, the Company recorded the receipt of $210,000 as revenue.

NOTE 10 – SUBSEQUENT EVENTS

On January 30, 2014, the Company entered into a securities purchase agreement with an accredited investor (the “January 2014 Accredited Investor”) pursuant to which the January 2014 Accredited Investor purchased 1,818,182 shares of the Company’s common stock (the “Shares”) and a warrant to acquire 909,091 shares of common stock (the "Warrant" and together with the Shares, the "Securities") for a purchase price of $100,000 (the "Funds"). The Warrant is exercisable for five (5) years at an exercise price of $0.085 per share. The Funds were received by the Company on January 22, 2014.

On February 4, 2014 and February 10, 2014, Manhattan Scientifics, Inc. (the “Company”) entered into securities purchase agreements with two accredited investors (the “February 2014 Accredited Investors”) pursuant to which the February 2014 Accredited Investors purchased 18,250,000 shares of the Company’s common stock (the “Shares”) and warrants to acquire 4,562,500 shares of common stock (the "Warrants" and together with the Shares, the "Securities") for an aggregate purchase price of $1,368,750 (the "Funds"). The Warrants are exercisable for five (5) years at an exercise price of $0.075 per share. The Funds were received by the Company on February 7, 2014 and February 11, 2014 in the amount of $1,125,000 and $243,750, respectively.

During March 2014, the Company issued 2,533,334 shares of common stock to two consultants for services with a total value $177,000.

During March 2014, the Company issued 1,818,182 shares of common stock in a private offering to two parties for cash totaling $100,000.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication. and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as or December 31, 2013:

Resources: As of December 31, 2013, we had one full-time employee in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

ITEM 9B. OTHER INFORMATION

On January 30, 2014, the Company entered into a securities purchase agreement with an accredited investor (the “January 2014 Accredited Investor”) pursuant to which the January 2014 Accredited Investor purchased 1,818,182 shares of the Company’s common stock (the “Shares”) and a warrant to acquire 909,091 shares of common stock (the "Warrant" and together with the Shares, the "Securities") for a purchase price of $100,000 (the "Funds"). The Warrant is exercisable for five (5) years at an exercise price of $0.085 per share. The Funds were received by the Company on January 22, 2014.

On February 4, 2014 and February 10, 2014, the Company entered into securities purchase agreements with two accredited investors (the “February 2014 Accredited Investors”) pursuant to which the February 2014 Accredited Investors purchased 18,250,000 shares of the Company’s common stock (the “Shares”) and warrants to acquire 4,562,500 shares of common stock (the "Warrants" and together with the Shares, the "Securities") for an aggregate purchase price of $1,368,750 (the "Funds"). The Warrants are exercisable for five (5) years at an exercise price of $0.075 per share. The Funds were received by the Company on February 7, 2014 and February 11, 2014 in the amount of $1,125,000 and $243,750, respectively.

A broker-dealer that assisted in the above transaction received a cash fee in the amount of six percent (6%) of the Funds and a common stock purchase warrant (the "Broker Warrant") to purchase 4,562,500 shares of common stock of the Company at an exercise price of $0.075 per share. The Broker Warrant has an exercise period of five (5) years.

The Securities were offered and sold in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. The February 2014 Accredited Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages and biographical information of each of our directors and executive officers as of December 31, 2013 are set forth below. There are no existing family relationships between or among any of our executive officers or directors.

NAME	AGE	POSITION

Emmanuel Tsoupanarias	61	Chairman of the Board, President and Chief Executive Officer
Leonard Friedman	76	Secretary and Director
Frank Georgiou	63	Director
Chris Theoharis	61	Director
Larry Schatz	67	Director
Marvin Maslow	76	Chairman Emeritus
Gerald Grafe	48	President of Senior Scientific

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

MARVIN MASLOW served as the CEO of Manhattan Scientifics from January 1998 until November 2007. From June 1990 through September 1996, Mr. Maslow served as chief executive officer of Projectavision, Inc., a company he co-founded to develop and market video projection technology. He has also served as chief executive officer and chairman of the board of Tamarack Storage Devices, Inc. and as a director of Novint, Inc. For more than 20 years, Mr. Maslow has been President of Normandie Capital Corp., a private investment and consulting company. Mr. Maslow is credited with the starting up and financing of more than 20 enterprises during his career. Mr. Maslow received an A.A.S. degree from the Rochester Institute of Technology in 1957 and an honorable discharge from the U.S. Army Signal Corps in 1963. Mr. Maslow serves as a paid consultant to the Company, attends board meetings and serves as a special advisor to the Board of Directors. He also serves as a Manager of the Company’s Senior Scientifics LLC subsidiary.

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

SECCTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2013, we believe that our executive officers, directors and ten percent stockholders complied with all reporting requirements applicable to them.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation awarded by us to our executive officers for the fiscal years ended December 31, 2013 and 2012. Other than the Employment Agreement entered into between the Company and Emmanuel Tsoupanarias, our CEO, we do not have employment agreements with any of our other officers.

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Emmanuel Tsoupanarias	2013	150,000	--	--	--	--	--		150,000
CEO and Chairman	2012	150,000	--	--	--	--	--	--	150,000

Gerald Grafe President of	2013	$205,500	--	$112,500	--	--	--	--	$318,000
Senior Scientific	2012	201,875	--	249,194	--	--	--	--	451,069

Prior to entering an Employment Agreement with the Company On March 28, 2013, Mr. Emmanuel Tsoupanarias, our Chief Executive Officer, did not have an employment agreement. His salary, was originally set at $100,000, was set by the Board of Directors in 2007. Pursuant to his Employment Agreement, Mr. Tsoupanarias shall receive an annual salary of $150,000 and additional cash incentive consideration as determined by the Board for a term of five years.

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

Director Compensation

For the year ended December 31, 2013, for their service as directors, each of the directors received $6,000 in fees.

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

Grant of Plan Based Awards

No plan-based awards were made during the fiscal year ended December 31, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2013, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned. Share ownership in each case includes shares issuable upon exercise of options exercisable within 60 days of the date of this Annual Report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934 for purposes of computing the percentage of common stock owned by such person but not for purposes of computing the percentage owned by any other person. Unless otherwise indicated, the address of the below-listed persons is our address, The Chrysler Building, 405 Lexington Avenue, 26th Floor, New York, New York 10174.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class (1)

Emmanuel Tsoupanarias (2)	17,000,106	3.5%
Leonard C. Friedman (3)	10,000,000	2.0%
Frank Georgiou (4)	22,500,106	4.6%
Chris Theoharis (4)	4,305,405	0.9%
Larry Schatz	3,000,000	0.6%
Directors and Executive Officers as a group (5 persons)	56,805,617	11.6%
Marvin Maslow (5)(6)	72,826,878	14.9%
Total	129,632,495	26.5%
____________
(1) This tabular information is intended to conform to Rule 13d-3 promulgated under the Securities Exchange Act of 1934 relating to the determination of beneficial ownership of securities. The percent of class is based on 489,383,252 shares and, for each beneficial owner, gives effect to the exercise of warrants or options exercisable within 60 days of the date of this table owned, in each case, by the person or group whose percentage ownership is set forth herein.
(2) Includes 10,200,106 owned by Saraklis Inc., a corporation controlled by Mr. Tsoupanarias, a warrant to purchase 800,000 shares at a price of $0.013 per share and options to purchase 6,000,000 shares at $0.07.
(3) Includes 2,500,000 shares owned in joint tenancy with his wife and a warrant to purchase 800,000 shares at a price of $0.013 per share.
(4) Includes a warrant to purchase 800,000 shares at a price of $0.013 per share.
(5) Includes 27,897,606 shares of Common Stock, options to purchase 25,000,000 shares of Common Stock, a warrant to purchase 800,000 shares of Common Stock at an exercise price of $0.013 per share.
(6) Includes 105,761 shares of Series D Preferred Stock on an as converted basis. The Series D Preferred Stock has a conversion price of $0.055 and a stated value of $10.00 per share. Each share of Series D Preferred Stock is convertible into such number of shares of common stock of the Company as determined by dividing stated value by the conversion price.

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

On May 6, 2012, the Company issued 483,871 shares to Gerald Grafe for legal services.

On September 10, 2012, the Company issued 2,500,000 shares to Gerald Grafe for legal services from June 1, 2012 - December 1, 2012 at $0.04 per share value.

On December 7, 2012, the Company issued 2,500,000 shares to Gerald Grafe for legal services from December 1, 2012 - June 1, 2013 at $0.05 per share value.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by our independent auditors for the fiscal years ended December 31, 2013 and December 31, 2012:

Fee Category	Fiscal 2013	Fiscal 2012

Audit and audit related fees	$50,000	$62,000
Tax fees	-	-
Other fees	-	-
Total fees	$50,000	$62,000

Audit Fees. Consists of aggregate fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance. There were no tax services provided in fiscal years ended December 31, 2013 and December 31, 2012.

Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal years ended December 31, 2013 and December 31, 2012.

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

ITEM 15. EXHIBITS

(a) EXHIBITS

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Reorganization (1)
2.2	Agreement and Plan of Merger (1)
3.1	Certificate of Incorporation dated August 1, 1995 (12)
3.2	Certificate of Amendment to Certificate of Incorporation dated January 8, 1998 (12)
3.3	Bylaws (1)
3.4	Certificate of Amendment of Certificate of Incorporation dated January 16, 2001 (12)
3.5	Certificate of Amendment of Certificate of Incorporation dated August 8, 2007 (12)
4.1	Certificate of Designation, Preferences and Rights of Series B Preferred Stock (12)
4.2	Amended Certificate of Designation, Preferences and Rights of Series B Preferred Stock (12)
4.3	Certificate of Designation, Preferences and Rights of Series C Preferred Stock (12)
4.4	Amended Certificate of Designation, Preferences and Rights of Series C Preferred Stock (2)
4.5	Form of Convertible Promissory Note issued April 3, 2013 (13)
4.6	Certificate of Designation for the Series D Preferred Stock (14)
4.7	Form of Securities Purchase Agreement entered by and between Manhattan Scientifics, Inc. And the January 2014 Accredited Investor (15)
4.8	Form of Securities Purchase Agreement entered by and between Manhattan Scientifics, Inc. and the February 2014 Accredited Investors (16)
4.9	Form of Warrant (16)
10.1	Manhattan Scientifics, Inc. 1998 Stock Option Plan (1)
10.2	Stock Purchase Agreement between Manhattan Scientifics, Inc., Projectavision, Inc., and Lancer Partners, L.P. (3)
10.3	Manhattan Scientifics, Inc. 2000 Equity Incentive Plan (5)
10.4	2004 Consultant Stock Plan (6)
10.5	Manhattan Scientifics 2005 Equity Incentive Plan (8)
10.6	Technology Transfer Agreement by and between Carpenter Technology Corporation and Manhattan Scientifics, Inc, effective as of the 12th day of September 2009 (7)
10.7	Acquisition Option Agreement by and among Senior Scientific LLC, Edward R. Flynn, Ph.D., Scientific Nanomedicine, Inc. and Manhattan Scientifics, Inc. (10)
10.8	Stock Purchase Agreement, dated as of June 12, 2008, among Manhattan Scientifics, Inc., Metallicum, Inc., and the shareholders of Metallicum (9)
10.9	Settlement and Memorandum of Agreement among Marvin Maslow, Jack B. Harrod and Manhattan Scientifics, Inc. (9)
10.10	Patent License Agreement Between Los Alamos National Security, LLC and Manhattan Scientifics, Inc. (10)
10.11
Agreement and Plan of Reorganization by and among the Company, Scientific Nanomedicine, Inc., Edward, R. Flynn and Edward R. Flynn and Maureen A. Flynn, as Co-Trustees of the Edward R. Flynn and Maureen A. Flynn Revocable Trust u/t/a dated 10/25/2006. (11)

10.12	Purchase Agreement by and among the Company, Senior Scientific LLC and Edward R. Flynn. (11)
10.13	Consulting Agreement dated June 1, 2011 between Manhattan Scientifics Inc. and V. Gerald Grafe (12)
10.14	Employment Agreement dated March 28, 2013 between Manhattan Scientifics Inc. and Emmanuel Tsoupanarias (12)
10.15	Consulting Agreement between Normandie New Mexico Corp. and Manhattan Scientifics Inc. dated October 1, 2009 (12)
10.16	Amendment to the Consulting Agreement between Normandie New Mexico Corp. and Manhattan Scientifics Inc. dated October 1, 2009 (12)
10.17	Convertible Note Purchase Agreement between Manhattan Scientifics, Inc. and Senior Scientific, LLC and Raymond A. Mason, William B. Jones and the Ferdinand J. Crovato Trust dated April 3, 2013 (13)
10.18	Guaranty and Security Agreement between Manhattan Scientifics, Inc. and Senior Scientific, LLC and Raymond A. Mason, William B. Jones and the Ferdinand J. Crovato Trust dated April 3, 2013 (13)
10.19	Conversion Agreement by and between Manhattan Scientifics, Inc. and Marvin Maslow dated November 5, 2013 (14)
14.1	Code of Ethics (9)
21.1	List of Subsidiaries (12)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d- 14(a)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d- 14(a)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS**	XBRL INSTANCE DOCUMENT
EX-101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB**	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
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
(13) Incorporated by reference to the registrant's Form 8-K filed with the Commission on April 9, 2013
(14) Incorporated by reference to the registrant's Form 8-K filed with the Commission on November 8, 2013
(15) Incorporated by reference to the registrant's Form 8-K filed with the Commission on January 31, 2014
(16) Incorporated by reference to the registrant's Form 8-K filed with the Commission on February 12, 2014

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
Emmanuel Tsoupanarias
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on March 31, 2014 on behalf of the registrant and in the capacities indicated.

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