Form 10-Q
period 2014-03-31
MANHATTAN SCIENTIFICS INC
filed 2014-05-15
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934
For the fiscal quarter ended March 31, 2014

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

There were 489,383,252 shares outstanding of registrant’s common stock, par value $.001 per share, as of April 24, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,696,000	$578,000
Accounts receivable	150,000	-
Prepaid expenses and other assets	93,000	12,000
Total current assets	1,939,000	590,000

Investments	2,000	2,000
Property and equipment, net	138,000	147,000
Intellectual property, net	1,079,000	1,120,000
Other asset	2,000	2,000
Total assets	$3,160,000	$1,861,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$709,000	$389,000
Accrued interest and expenses — related parties	19,000	19,000
Stock payable	93,000	-
Note payable to former officers	450,000	450,000
Note payable — other	896,000	896,000
Total current liabilities	2,167,000	1,754,000

Long-term liabilities
Notes payable	1,422,000	1,287,000
Total long-term liabilities	1,422,000	1,287,000
Total liabilities	3,589,000	3,041,000

Mezzanine equity Series D convertible preferred, authorized 105,671 shares, 105,671 and 105,671 shares issued and outstanding at March 31, 2014 And December 31, 2013, respectively	1,058,000	1,058,000

STOCKHOLDERS’ DEFICIT
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares; issued and outstanding — none	-	-
Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding	-	-
Series C convertible, redeemable, authorized 14,000 shares; issued and none outstanding	-	-
Common, authorized 950,000,000 shares, 489,383,252 and 464,963,554 shares issued, and outstanding, respectively	489,000	465,000
Additional paid-in-capital	58,586,000	56,734,000
Accumulated deficit	(60,562,000)	(59,437,000)

Total stockholders' deficit	(1,487,000)	(2,238,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,160,000	$1,861,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
	March 31, 2014	March 31, 2013

Revenue	$180,000	$444,000
Cost of revenue	-	-
Gross profit	180,000	444,000

Operating costs:
General and administrative expenses	860,000	346,000
Research and development	396,000	23,000

Total operating costs and expenses	1,256,000	369,000

Operating income (loss)	(1,076,000)	75,000

Other income and (expenses):
Interest and other expenses	(49,000)	(13,000)

NET INCOME (LOSS)	$(1,125,000)	$62,000

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:

Weighted average number of common shares outstanding (Basic)	472,239,467	458,942,480

Basic loss per common share	$(0.00)	$0.00

Weighted average number of common shares outstanding (Diluted)		N/A	514,042,480

Diluted loss per common share	$	N/A	$0.00

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,125,000)	$62,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Common stock issued for services	551,000	-
Debt discount and original issue discount accretion	14,000	-
Depreciation and amortization	50,000	46,000
Changes in operating assets and liabilities:
Account receivable	(150,000)	257,000
Prepaid expenses and other assets	6,000	77,000
Accounts payable and accrued expenses	(48,000)	(2,000)
Accrued interest and expenses—related parties	-	7,000
Deferred revenue	-	171,000
Net cash provided by (used in) operating activities	(702,000)	618,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	333,000	-
Proceeds from issuance of common stock	1,487,000	-
Net cash provided by financing activities	1,820,000	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,118,000	618,000
Cash and cash equivalents, beginning of period	578,000	91,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,696,000	$709,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for prepaid services	$177,000	$-
Beneficial conversion feature associated with debt	$212,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2013. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS

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

CASH CONCENTRATION:

The Company’s cash accounts are federally insured up to $250,000 for each financial institution we hold our accounts in. As of March 31, 2014 and December 31, 2013, we had cash balances of $1,176,111 and $129,019 exceeding the federally insured limits.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS (Continued)

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represented its fair value. The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At March 31, 2014 and December 31, 2013, accumulated amortization was $172,000 and $164,000, respectively. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At March 31, 2014 and December 31, 2013, accumulated amortization was $17,000 and $16,000, respectively. Under the terms of the agreement the Company is required to pay an annual license fee of $10,000 starting in February 2010 and, may be required to pay royalties, as defined, to the licensors.

In 2011, the Company acquired Scientific Nanomemdicine, Inc. which holds the commercial rights to technology and intellectual property with respect to the early detection of diseases using nanotechnologies. The acquisition of Scientific Nanomedicine, Inc. has been accounted for as an asset purchase since this company had no tangible assets or liabilities and did not have the business inputs and outputs to be considered a business. The purchase price totaling $1,300,000 (fair value of 21,667,000 shares of common stocks issued) has been allocated to in process research and development and is being amortized over its estimated benefit period of 10 years. At March 31, 2014 and December 31, 2013, accumulated amortization was $369,000 and $337,000. We subsequently dissolved Scientific Nanomedice and transferred all remaining assets to Senior Scientific.

REVENUE RECOGNITION:

To date the only revenue generated is from the sale of field technology developed by Metallicum related to the Company’s nanotechnology, services provided and sample materials.

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

The fair value of the Company’s debt as of March 31, 2014 and December 31, 2013 approximated their fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of March 31, 2014 and December 31, 2013 because of the relative short term nature of these instruments. At March 31, 2014 and December 31, 2013, the fair value of the Company’s debt approximates carrying value.

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

BASIC AND DILUTED LOSS PER SHARE

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of March 31, 2014, 49,999 shares of Series B preferred stock, 35,950,000 common stock options and 60,293,000 common stock warrants were excluded from the calculation of diluted loss per common share.

NOTE 4 – CAPITAL TRANSACTIONS

On March 24, 2014, the Company amended its Certificate of Incorporation to increase the number of authorized number of authorized shares of common stock from 500,000,000 shares to 950,000,000 shares.

Capital transactions during the three months ended March 31, 2014:

•
In January 2014, the Company entered into a securities purchase agreement with an accredited investor (the “January 2014 Accredited Investor”) pursuant to which the January 2014 Accredited Investor purchased 1,818,182 shares of the Company’s common stock and a warrant to acquire 909,091 shares of common stock for a purchase price of $100,000. The warrant is exercisable for five (5) years at an exercise price of $0.085 per share.

•
In February 2014, the Company entered into securities purchase agreements with two accredited investors (the “February 2014 Accredited Investors”) pursuant to which the February 2014 Accredited Investors purchased 18,250,000 shares of the Company’s common stock and warrants to acquire 4,562,500 shares of common stock for an aggregate purchase price of $1,368,750. The warrants are exercisable for five (5) years at an exercise price of $0.075 per share.

•
In February 2014, the Company paid $82,125 and granted a warrant for 4,562,500 shares of common stock to a consulting group as a finder’s fee related to the February 2014 Accredited Investors securities purchase agreement. The cash payment and warrant grant has been accounted for as an offering cost related to the February 2014 Accredited Investors securities purchase agreement and has been netted with the February 2014 Accredited Investors securities offering. The Warrants are exercisable for five (5) years at an exercise price of $0.075 per share.

•
In March 2014, the Company issued 2,533,334 shares of common stock to two consultants for services with a total value $177,000. The stock issuance is for services performed during the period January 2014 through June 2014. The Company has a remaining prepaid expense of $87,500 as of March 31, 2014.

•	In March 2014, the Company issued 1,818,182 shares of common stock in a private offering to two parties for cash totaling $100,000.

• •
As of March 31, 2014, the Company was obligated to issue 50,000 shares of common stock for services to a consultant with a total value of $3,000. The shares due related to this obligation has been recorded as a stock payable as of March 31, 2014.

In March 2014, the board of directors of the Company approved that all members of the Company’s board of directors that have been serving in that capacity for at least one year as of June 30, 2014, will be issued 500,000 stock options on June 30, 2014. The exercise price of the options will be the price of the Company’s stock on June 30, 2014 and the options will have a 10 year life. The Company expects to issue 3,000,000 common stock options to the members of the Company’s board of directors. The Company used the Black-Scholes option pricing model to calculate the compensation expense for the option grants using the following inputs: exercise price of $0.09 per share, risk free rate of 2.0%, volatility of 125% and zero dividends. As of March 31, 2014, the Company has recorded compensation expense of $194,000, which represents nine-months of vesting for the option awards. Upon final issuance of the option awards on June 30, 2014, the Company will update the Black-Scholes inputs based on the actual stock price of the common stock options issued to the members of the Company’s board of directors.

•
In April 2014, the Company approved the issuance of 1,000,000 shares of common stock and 2,000,000 common stock options to Larry Schatz, a member of the Company’s board of directors for past services performed during the three months ended March 31, 2014. The common stock options expire in 10 years and have an exercise price of $0.055 per share. The Company recorded $90,000 of general and administrative expense for the common stock issued, based on the $0.09 per share stock price on the date of grant and $174,000 of general and administrative expense for the common stock options issued during the three months ending March 31, 2014. The Company used the Black-Scholes option pricing model to calculate the expense for the option grants using the following inputs: exercise price of $0.055 per share, risk free rate of 2.0%, volatility of 125% and zero dividends.

For the three months ended March 31, 2013, the Company did not issue any stocks or granted any stock options and/or warrants.

NOTE 5 – FORMER OFFICERS NOTES PAYABLE

The former Chief Operating Officer has a notes payable balance totaling $450,000 at March 31, 2014 and December 31, 2013.

The loan bears interest at 5.5% per annum and was initially due December 31, 2002 and have been mutually extended. Under the terms of the note extension dated December 12, 2007, the loan bears interest at 5% per annum and are now due. The Company has recorded interest expense for notes payable to the former officer of approximately $6,000 for both the three months ended March 31, 2014 and 2013. Accrued interest related to this notes payable approximated $251,000 and $245,000 as of March 31, 2014 and December 31, 2013, respectively and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

NOTE 6 – NOTES PAYABLE – OTHER

From October 21, 2011 to April 26, 2012, the Company issued convertible notes for $600,000 (the "Convertible Notes") of which $200,000 was received on October 21, 2011, $100,000 was received on January 31, 2012 and $300,000 was received on April 26, 2012. The non-interest bearing notes can be converted into the Company’s common stock, at any date after six months from the issuance of each Note, at a conversion price of 67% of the fair value of the Company’s common stock upon the date of conversion notice, subject to a floor price of approximately $0.041 for the note issued in October 2011, approximately $0.044 for the note issued in January 2012 and approximately $0.034 for the note issued in April 2012. The holder of the notes has not converted any portion of the notes as of March 31, 2014 and December 31, 2013. Additionally, the note holder was issued warrants for 6,000,000 shares of the Company’s common stock with an exercise price of $0.05 that expire on October 15, 2015 ("Warrants"). The conversion feature to the note payable has been accounted for as an original issue discount approximating $296,000 which has been fully accreted as of December 31, 2012. The warrant associated with the note has been accounted for as a debt discount with an approximate value of $296,000 which has been allocated to the note’s fully accreted value of $896,000 (original note amount plus original debt discount) on proportionate basis which amounted to $195,000. The warrant value of $252,000 was determined using the Black-Scholes option pricing model based on the following assumptions: 2 year term; volatility rate of 134% to 135%; and discount rate of 2.5%. For the year ended December 31, 2012, the Company has recorded an expense associated with original debt discount and expense associated with the debt discount (warrants) of $422,000. Accordingly, the carrying net value of this note at March 31, 2014 and December 31, 2013 totals $896,000, comprising of $600,000 (original face value) plus the fully accreted original debt discount of $296,000.

During 2014 and 2013, the Company issued convertible notes for $1,833,000 through its wholly-owned subsidiary, Senior Scientific, LLC. The convertible notes bear interest at 8%, mature four years from the date of issuance, and are convertible into either: (1) membership interests of Senior Scientific, LLC equal to the quotient of the principal due of the convertible notes divided by $2,500,000 multiplied by 18% of the total equity of Senior Scientific, LLC outstanding as of the date hereof; or (2) the number of shares of common stock of the Company equal to the quotient of the principal and interest payable due of the convertible notes divided by a conversion price of $0.055 per share. The Company may not prepay the convertible notes. In the event of a default and so long as the default exists, interest on the convertible notes will accrue at 10%. The Company must pay all accrued interest on the convertible notes on the first calendar day of each quarter. The conversion feature to the note payable has been accounted for as an original issue discount approximating $439,000 which $28,000 has been accreted as of March 31, 2014. The Company has recorded $14,000 as interest expense for the three months ended March 31, 2014. Accordingly, the carrying net value of these notes at March 31, 2014 and December 31, 2013 totals $1,422,000 and $1,287,000,resepctively, comprising of $1,833,000 (original face value) plus the unamortized debt discount of $411,000 at March 31, 2014, and $1,500,000 (original face value) plus the unamortized original debt discount of $213,000 at December 31, 2013.

NOTE 7 – TECHNOLOGY SALE AND SUB-LICENSE AGREEMENT

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

For the three months ended March 31, 2014 and 2013 , the Company earned $150,000 and $171,000 and recorded such amount as revenue. The amount received by the Company relates to services provided under the first element of the contract regarding additional services. The Company earned service income for time that a consultant to the Company, Dr. Lowe, made himself available to Carpenter in accordance with the Technology Transfer Agreement. The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).

In January 2013, the Company entered into a licensing agreement with a party granting certain licensing rights to the Company's nanostructured metal technology. As consideration: the Company received $180,000 in January 2013, and will receive $30,000 by June 1, 2013; $30,000 by December 31, 2013; $30,000 by December 1, 2014; and $30,000 upon commercial launch by the party or the latest December 1, 2015. For the three months ended March 31, 2014 and 2013, the Company recorded the receipt of $30,000 and $180,000 as revenue.

NOTE 8 – SUBSEQUENT EVENTS

Pursuant to the September 12, 2009 agreement with Carpenter Technology Corp. as discussed in Note 7, the Company received $600,000 as a minimum royalty payment on April 1, 2014. The Company recognized $150,000 of the $600,000 as revenue during the three months ended March 31, 2014. The remaining $450,000 will be recognized ratably over the 9-months ended December 31, 2014.

On April 1, 2014, Manhattan Scientifics, Inc. (the “Company”) closed the third tranche of financing in the aggregate amount of $500,000 under the financing agreement entered with certain investors and Senior Scientific, LLC, a wholly owned subsidiary, as discussed in Note 6. The Company is on schedule with the instrument assembly and prove-ins set forth in the financing agreement. On April 3, 2013, the Company and its wholly-owned subsidiary, Senior Scientific, LLC ("Subsidiary"), entered into Convertible Note Purchase Agreements with the April 2013 Investors, providing for the sale by the Subsidiary to the April 2013 Investors of Convertible Promissory Notes in the aggregate amount of up to $2,500,000 (the "Convertible Notes"). The closing of the initial $1,000,000 in Convertible Notes occurred on April 3, 2013, the second tranche of $500,000 closed on October 1, 2013 and the third tranche in the aggregate principal amount of $833,000 was completed during March 2014 and April 2014. The balance of the funding will be provided on or about October 1, 2014 ($167,000).

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THREE MONTHS ENDED MARCH 31, 2013.

GROSS PROFIT. The $180,000 of revenue recognized for the three months ended March 31, 2014 decreased compared to the $444,000 in revenue earned during the three months ended March 31, 2013. The decrease in revenue is primarily due to the fees earned pursuant to the agreement with Carpenter were proportionately recognized as revenue based upon the total fees to be collected over a 42 month period of which during fiscal year ended 2013 was fully earned. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $860,000 for the three months ended March 31, 2014 compared with $346,000 for the three months ended March 31, 2013. The increase is principally related to stock-based compensation comprising of stocks issued for consulting services totaling $551,000.

RESEARCH AND DEVELOPMENT. Research and Development was $396,000 for the three months ended March 31, 2014 compared with $23,000 for the three months ended March 31, 2013. The increase in research and development is due to the design, engineering and construction of the next generation instruments to be used for the MD Cancer Center, continued expenses working with the University of New Mexico, and continued development on intellectual property related to our nan-technology.

OTHER INCOME AND (EXPENSES). Other income and (expenses) for the three months ended March 31, 2014 totaled $(49,000), an increase compared to $(13,000) for the three months ended March 31, 2013. The increase in expenses related to other income (expenses) was a result of a debt discount expenses and interest expense relating to our convertible debts totaling $44,000.

NET INCOME (LOSS). Our net loss was $(1,125,000) for three months ended March 31, 2014 compared to a net income of $62,000 for the three months ended March 31, 2013. The increase in net loss is attributable to the aforementioned factors.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ deficit totaled $1,487,000 on March 31, 2014 and the working capital deficit was $228,000 on such date. We anticipate we may sell additional common stock and issue shares and/or options in exchange for services cover the cash needs of our overhead and the cost of our operations.

We had an increase of $1,118,000 in cash and cash equivalents for the three months ended March 31, 2014, as a result of cash provided by financing activities. For the three months ended March 31, 2014, cash (used in) operating activities was $(702,000) compared to cash of $618,000 provided by operating activities for the three months ended March 31, 2013. Cash used in operating activities was primarily as a result of our net loss $1,125,000. There was $1,820,000 of cash provided by financing activities in the three months ended March 31, 2014 as the result of issuance of convertible notes totaling $333,000 and common stock totaling $1,487,000 compared to $-0- cash provided by financing activities during the same period of 2013.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, investor relations services, public relations services, bookkeeping services, consultant services, and rent; and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of March 31, 2014, we had $1,696,000 in cash. We intend to satisfy our capital requirements for the next 12 months from our cash on hand and additional sale of debt and/or equity securities.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Resources : We had one full-time employee in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

Written Policies & Procedures : We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner.

Audit Committee : We do not have, and are not required, to have an audit committee. An audit committee would improve oversight in the establishment and monitoring of required internal controls and procedures.

(b) Changes In Internal Control Over Financial Reporting

During the quarter ended March 31, 2014, the Company prepared written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions. There were no other changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2014, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

OUR MANAGEMENT IS ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER ALL MATTERS REQUIRING SHAREHOLDER APPROVAL.

Our existing directors and executive officers are the beneficial owners of approximately 12% of the outstanding shares of common stock, excluding stock options and warrants. As a result, our existing directors, executive officers, principal shareholders and their respective affiliates, if acting together, would be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

THE TRADING PRICE OF OUR COMMON STOCK MAY DECREASE DUE TO FACTORS BEYOND OUR CONTROL.

The trading price of our common stock is subject to significant fluctuations in response to numerous factors, including without limitation:

●	variations in anticipated or actual results of operations;
●	announcements of new products or technological innovations by us or our competitors;
●	changes in earnings estimates of operational results by analysts;
●	inability of market makers to combat short positions on the stock;
●	an overall downturn in the financial markets and stock markets;
●	the use of stock to pay employees and consultants if sufficient working capital is not available;
●	inability of the market to absorb large blocks of stock sold into the market; and
●	developments or disputes concerning our intellectual property.

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

ALL OF OUR CURRENT REVENUE IS GENERATED FROM ONE CUSTOMER.

For the three months ended March 31, 2014, all of our revenue was generated by one customer, Carpenter Technology Corporation. If Carpenter Technology Corporation was unable to satisfy its obligations under our agreements, it would materially impact our revenue, net income and financial position.

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

As of March 31, 2014, our certificate of incorporation, as amended, authorizes us to issue 950,000,000 shares of common stock. If we are not able to increase our authorized capital, we may not be able to raise additional funds or pay service providers which could be harmful to our business or cause us to cease operations altogether.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2014, the Company entered into a securities purchase agreement with an accredited investor (the “January 2014 Accredited Investor”) pursuant to which the January 2014 Accredited Investor purchased 1,818,182 shares of the Company’s common stock and a warrant to acquire 909,091 shares of common stock for a purchase price of $100,000. The warrant is exercisable for five (5) years at an exercise price of $0.085 per share.

In February 2014, the Company entered into securities purchase agreements with two accredited investors (the “February 2014 Accredited Investors”) pursuant to which the February 2014 Accredited Investors purchased 18,250,000 shares of the Company’s common stock and warrants to acquire 4,562,500 shares of common stock for an aggregate purchase price of $1,368,750. The warrants are exercisable for five (5) years at an exercise price of $0.075 per share.

In February 2014, the Company paid $82,125 and granted a warrant for 4,562,500 shares of common stock to a consulting group as a finder’s fee related to the February 2014 Accredited Investors securities purchase agreement. The cash payment and warrant grant has been accounted for as an offering cost related to the February 2014 Accredited Investors securities purchase agreement and has been netted with the February 2014 Accredited Investors securities offering. The Warrants are exercisable for five (5) years at an exercise price of $0.075 per share.

In March 2014, the Company issued 2,533,334 shares of common stock to two consultants for services with a total value $177,000. The stock issuance is for services performed during the period January 2014 through June 2014. The Company has a remaining prepaid expense of $87,500 as of March 31, 2014.

In March 2014, the Company issued 1,818,182 shares of common stock in a private offering to two parties for cash totaling $100,000.

As of March 31, 2014, the Company was obligated to issue 50,000 shares of common stock for services to a consultant with a total value of $3,000. The shares due related to this obligation has been recorded as a stock payable as of March 31, 2014.

The above securities were offered and sold to the parties in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the parties are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Index to Exhibits

4.1	Certificate of Designation for the Series D Preferred Stock (Incorporated by reference to the Form 8-K Current Report filed on November 8, 2013)

4.2	Form of Convertible Promissory Note issued April 3, 2013 (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 9, 2013.)

10.1	Conversion Agreement by and between Manhattan Scientifics Inc. and Marvin Maslow dated November 5, 2013 (Incorporated by reference to the Form 8-K Current Report filed on November 8, 2013)

10.2
Convertible Note Purchase Agreement between Manhattan Scientifics, Inc. and Senior Scientific, LLC and Raymond A. Mason, William B. Jones and the Ferdinand J. Crovato Trust dated April 3, 2013 (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 9, 2013.)

10.3
Guaranty and Security Agreement between Manhattan Scientifics, Inc. and Senior Scientific, LLC and Raymond A. Mason, William B. Jones and the Ferdinand J. Crovato Trust dated April 3, 2013 (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 9, 2013.)

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 2014.

MANHATTAN SCIENTIFICS, INC.

Date: May 15, 2014	By:	/s/ Emmanuel Tsoupanarias
	Name:	Emmanuel Tsoupanarias
	Title:	Chief Executive Officer (Principal Executive and Accounting Officer)

Date: May 15, 2014	By:	/s/ Chris Theoharis
	Name:	Chris Theoharis
	Title:	Treasurer (Principal Financial Officer)