Form 10-Q
period 2014-06-30
MANHATTAN SCIENTIFICS INC
filed 2014-08-13
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal quarter ended June 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

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

There were 492,767,497 shares outstanding of registrant’s common stock, par value $.001 per share, as of July 21, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,759,000	$578,000
Accounts receivable	-	-
Prepaid expenses and other assets	-	12,000
Total current assets	1,759,000	590,000

Investments	2,000	2,000
Property and equipment, net	131,000	147,000
Intellectual property, net	1,038,000	1,120,000
Other asset	2,000	2,000
Total assets	$2,932,000	$1,861,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$442,000	$389,000
Accrued interest and expenses — related parties	19,000	19,000
Deferred revenue	300,000	-
Stock payable	9,000	-
Note payable to former officers	450,000	450,000
Note payable — other	896,000	896,000
Total current liabilities	2,116,000	1,754,000

Long-term liabilities
Notes payable	1,516,000	1,287,000
Total long-term liabilities	1,516,000	1,287,000
Total liabilities	3,632,000	3,041,000

Mezzanine equity Series D convertible preferred, authorized 105,671 shares, 105,671 and 105,671 shares issued and outstanding at June 30, 2014 And December 31, 2013, respectively	1,058,000	1,058,000

STOCKHOLDERS’ DEFICIT
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares; issued and outstanding — none	-	-
Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding	-	-
Series C convertible, redeemable, authorized 14,000 shares; issued and none outstanding	-	-
Common, authorized 950,000,000 shares, 489,383,252 and 464,963,554 shares issued, and outstanding, respectively	490,000	465,000
Additional paid-in-capital	59,363,000	56,734,000
Accumulated deficit	(61,615,000)	(59,437,000)

Total stockholders' deficit	(1,762,000)	(2,238,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,932,000	$1,861,000

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenue	$150,000	$191,000	$330,000	$635,000
Cost of revenue	-	-	-	-
Gross profit	150,000	191,000	330,000	635,000

Operating costs:
General and administrative expenses	649,000	693,000	1,509,000	1,039,000
Research and development	475,000	32,000	871,000	55,000

Total operating costs and expenses	1,124,000	725,000	2,380,000	1,094,000

Loss from operations before other income and expenses	(974,000)	(534,000)	(2,050,000)	(459,000)

Other income and (expenses):
Interest and other expenses	(79,000)	(32,000)	(128,000)	(45,000)
Interest income	-	-	-	-

NET LOSS	(1,053,000)	(566,000)	(2,178,000)	(504,000)

Comprehensive income:
Unrealized loss on available for sale investments	-	(22,000)	-	(22,000)

COMPREHENSIVE LOSS	$(1,053,000)	$(588,000)	$(2,178,000)	$(526,000)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares outstanding	483,902,288	449,534,418	478,103,095	459,240,084

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,178,000)	$(504,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued for services	864,000	165,000
Debt discount and original issue discount accretion	47,000	-
Depreciation and amortization	100,000	91,000
Changes in operating assets and liabilities:
Account receivable	-	237,000
Prepaid expenses and other assets	6,000	-
Accounts payable and accrued expenses	57,000	19,000
Accrued interest and expenses—related parties	-	12,000
Deferred revenue	300,000	-
Net cash provided by (used in) operating activities	(804,000)	20,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(2,000)	-
Net cash used in investing activities	(2,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	500,000	1,000,000
Proceeds from issuance of common stock	1,487,000	-

Net cash provided by financing activities	1,987,000	1,000,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,181,000	1,020,000
Cash and cash equivalents, beginning of period	578,000	91,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,759,000	$1,111,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for prepaid services	$-	$-
Beneficial conversion feature associated with debt	$318,000	$-

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

Operating results for the three and six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

CASH CONCENTRATION:

The Company’s cash accounts are federally insured up to $250,000 for each financial institution we hold our accounts in. As of June 30, 2014 and December 31, 2013, we had cash balances of $1,262,853 and $129,019 exceeding the federally insured limits.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND RELATED MATTERS (Continued)

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding NANOSTRUCTURED materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represented its fair value. The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At June 30, 2014 and December 31, 2013, accumulated amortization was $179,000 and $164,000, respectively. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At June 30, 2014 and December 31, 2013, accumulated amortization was $18,000 and $16,000, respectively. Under the terms of the agreement the Company is required to pay an annual license fee of $10,000 starting in February 2010 and, may be required to pay royalties, as defined, to the licensors.

In 2011, the Company acquired Scientific Nanomemdicine, Inc. which holds the commercial rights to technology and intellectual property with respect to the early detection of diseases using nanotechnologies. The acquisition of Scientific Nanomedicine, Inc. has been accounted for as an asset purchase since this company had no tangible assets or liabilities and did not have the business inputs and outputs to be considered a business. The purchase price totaling $1,300,000 (fair value of 21,667,000 shares of common stocks issued) has been allocated to in process research and development and is being amortized over its estimated benefit period of 10 years. At June 30, 2014 and December 31, 2013, accumulated amortization was $402,000 and $337,000. We subsequently dissolved Scientific Nanomedice and transferred all remaining assets to Senior Scientific.

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

The fair value of the Company’s debt as of June 30, 2014 and December 31, 2013 approximated their fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of June 30, 2014 and December 31, 2013 because of the relative short term nature of these instruments. At June 30, 2014 and December 31, 2013, the fair value of the Company’s debt approximates carrying value.

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

BASIC AND DILUTED LOSS PER SHARE

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of June 30, 2014, 49,999 shares of Series B preferred stock, 40,950,000 common stock options and 60,293,000 common stock warrants were excluded from the calculation of diluted loss per common share.

NOTE 4 – CAPITAL TRANSACTIONS

On March 24, 2014, the Company amended its Certificate of Incorporation to increase the number of authorized number of authorized shares of common stock from 500,000,000 shares to 950,000,000 shares.

Capital transactions during the six months ended June 30, 2014:

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

•
In March 2013, the board of directors of the Company approved that all members of the Company’s board of directors that have been serving in that capacity for at least one year as of June 30, 2013, will be issued 500,000 stock options on June 30, 2014 with a 10 year life. The Company used the Black-Scholes option pricing model to calculate the compensation expense for the option grants using the following inputs: exercise price of $0.09 per share, risk free rate of 2.0%, volatility of 125% and zero dividends. The aforementioned options were granted as of June 30, 2014 which the Company recorded compensation expense totaling $258,000 as of June 30, 2014.

•
In May 2014, the Company issued 1,000,000 shares of common stock and 2,000,000 common stock options to Larry Schatz, a member of the Company’s board of directors for past services performed during the three months ended March 31, 2014. The common stock options expire in 10 years and have an exercise price of $0.055 per share. The Company recorded $90,000 of general and administrative expense for the common stock issued, based on the $0.09 per share stock price on the date of grant and $174,000 of general and administrative expense for the common stock options issued during the three months ending March 31, 2014. The Company used the Black-Scholes option pricing model to calculate the expense for the option grants using the following inputs: exercise price of $0.055 per share, risk free rate of 2.0%, volatility of 125% and zero dividends.

•
In May 2014, the Company granted the issuance of 70,000 shares of common stock to seven employees (10,000 shares each) with a total fair value of $7,000 or $0.10 per share. As of June 30, 2014, these shares had not been issued and have been recorded as a stock payable at the fair value totaling $7,000.

•	In June 2014, the Company issued 116,666 shares of common stock to a consultant for services with a total value $7,000.

•
As of June 30, 2014, the Company was obligated to issue 33,333 shares of common stock for services to a consultant with a total value of $2,000. The value of the shares due totaling $2,000 related to this obligation has been recorded as a stock payable as of June 30, 2014.

Capital transactions during the six months ended June 30, 2013:

•
For the six months ended June 30, 2013, the Company issued 175,438 shares to a consultant for services performed for the Company totaling $10,000; 132,000 shares to a consultant for services totaling $6,000 being performed over a three months period; and 2,500,000 shares to a consultant for services totaling $113,000 being performed over six months period.

NOTE 5 –FORMER OFFICERS NOTES PAYABLE

The former Chief Operating Officer has a notes payable balance totaling $450,000 at June 30, 2014 and December 31, 2013.

The loan bears interest at 5.5% per annum and was initially due December 31, 2002 and have been mutually extended. Under the terms of the note extension dated December 12, 2007, the loan bears interest at 5% per annum and are now due. The Company has recorded interest expense for notes payable to the former officer of approximately $6,000 and $12,000 for both the three and six months ended June 30, 2014 and 2013. Accrued interest related to this notes payable approximated $257,000 and $245,000 as of June 30, 2014 and December 31, 2013, respectively and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

NOTE 6 – NOTES PAYABLE – OTHER

From October 21, 2011 to April 26, 2012, the Company issued convertible notes for $600,000 (the "Convertible Notes") of which $200,000 was received on October 21, 2011, $100,000 was received on January 31, 2012 and $300,000 was received on April 26, 2012. The non-interest bearing notes can be converted into the Company’s common stock, at any date after six months from the issuance of each Note, at a conversion price of 67% of the fair value of the Company’s common stock upon the date of conversion notice, subject to a floor price of approximately $0.041 for the note issued in October 2011, approximately $0.044 for the note issued in January 2012 and approximately $0.034 for the note issued in April 2012. The holder of the notes has not converted any portion of the notes as of June 30, 2014 and December 31, 2013. Additionally, the note holder was issued warrants for 6,000,000 shares of the Company’s common stock with an exercise price of $0.05 that expire on October 15, 2015 ("Warrants"). The conversion feature to the note payable has been accounted for as an original issue discount approximating $296,000 which has been fully accreted as of December 31, 2012. The warrant associated with the note has been accounted for as a debt discount with an approximate value of $296,000 which has been allocated to the note’s fully accreted value of $896,000 (original note amount plus original debt discount) on proportionate basis which amounted to $195,000. The warrant value of $252,000 was determined using the Black-Scholes option pricing model based on the following assumptions: 2 year term; volatility rate of 134% to 135%; and discount rate of 2.5%. For the year ended December 31, 2012, the Company has recorded an expense associated with original debt discount and expense associated with the debt discount (warrants) of $422,000. Accordingly, the carrying net value of this note at June 30, 2014 and December 31, 2013 totals $896,000, comprising of $600,000 (original face value) plus the fully accreted original debt discount of $296,000.

During 2014 and 2013, the Company issued convertible notes for $2,000,000 through its wholly-owned subsidiary, Senior Scientific, LLC. The convertible notes bear interest at 8%, mature four years from the date of issuance, and are convertible into either: (1) membership interests of Senior Scientific, LLC equal to the quotient of the principal due of the convertible notes divided by $2,500,000 multiplied by 18% of the total equity of Senior Scientific, LLC outstanding as of the date hereof; or (2) the number of shares of common stock of the Company equal to the quotient of the principal and interest payable due of the convertible notes divided by a conversion price of $0.055 per share. The Company may not prepay the convertible notes. In the event of a default and so long as the default exists, interest on the convertible notes will accrue at 10%. The Company must account for all accrued interest on the convertible notes on the first calendar day of each quarter which $136,000 and $70,000 has been recorded as accrued interest payable as of June 30, 2014 and December 31, 2013, respectively. The conversion feature to the note payable has been accounted for as an original issue discount approximating $545,000 which $68,000 has been accreted as of June 30, 2014. The Company has recorded the accreted original issue discount as interest expense totaling $34,000 and $47,000 for the three and six months ended June 30, 2014. Accordingly, the carrying net value of these notes at June 30, 2014 and December 31, 2013 totals $1,516,000 and $1,287,000, resepctively, comprising of $2,000,000 (original face value) plus the unamortized debt discount of $484,000 at June 30, 2014, and $1,500,000 (original face value) plus the unamortized original debt discount of $213,000 at December 31, 2013.

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

For the three and six months ended June 30, 2014 and 2013, the Company earned $150,000 and $300,000, and $172,000 and $342,000, respectively, recorded such amount as revenue. The amount received by the Company relates to services provided under the first element of the contract regarding additional services. The Company earned service income for time that a consultant to the Company, Dr. Lowe, made himself available to Carpenter in accordance with the Technology Transfer Agreement. The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement). On April 1, 2014, the Company received $600,000 as a minimum royalty payment. As noted above, the Company recognized $300,000 as revenue for the six months ended June 30, 2014 which the remaining $300,000 has been recorded as deferred revenue and will be recognized ratably over the 6-months ended December 31, 2014.

In January 2013, the Company entered into a licensing agreement with a party granting certain licensing rights to the Company's nanostructured metal technology. As consideration: the Company received $180,000 in January 2013, and will receive $30,000 by June 1, 2013; $30,000 by December 31, 2013; $30,000 by December 1, 2014; and $30,000 upon commercial launch by the party or the latest December 1, 2015. For the three and six months ended June 30, 2014 and 2013, the Company recorded the receipt of $-0- and $30,000, $30,000 and $210,000, respectively, as revenue.

NOTE 8 – SUBSEQUENT EVENTS

In July 2014, the Company issued 2,197,579 shares of common stock to three of its board of directors related to the exercise of options for 2,400,000 shares with an exercise price of $0.013 previously granted in 2007 on a cashless basis based on a fair market value of $0.17 per share.

In July 2014, the Company issued 70,000 shares of common stock to seven employees as a bonus compensation previously accrued and recorded as stock payable at June 30, 2014, at a fair value of $0.10 per share or a total of $7,000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THREE MONTHS ENDED JUNE 30, 2013.

GROSS PROFIT. The $150,000 of revenue recognized for the three months ended June 30, 2014 decreased compared to the $191,000 in revenue earned during the three months ended June 30, 2013. The decrease in revenue is primarily due to the fees earned pursuant to the agreement with Carpenter were proportionately recognized as revenue based upon the total fees to be collected over a 42 month period of which during fiscal year ended 2013 was fully earned. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $649,000 for the three months ended June 30, 2014 compared with $693,000 for the three months ended June 30, 2013.

RESEARCH AND DEVELOPMENT. Research and Development was $475,000 for the three months ended June 30, 2014 compared with $32,000 for the three months ended June 30, 2013. The increase in research and development is due to the design, engineering and construction of the next generation instruments to be used for the MD Cancer Center, continued expenses working with the University of New Mexico, and continued development on intellectual property related to our nano-technology.

OTHER INCOME AND (EXPENSES). Other income and (expenses) for the three months ended June 30, 2014 totaled $(79,000), an increase compared to $(32,000) for the three months ended June 30, 2013. The increase in expenses related to other income (expenses) was a result of a debt discount expenses and interest expense relating to our convertible debts totaling $77,000.

NET INCOME (LOSS). Our net loss was $(1,053,000) for three months ended June 30, 2014 compared to a net loss of $(566,000) for the three months ended June 30, 2013. The increase in net loss is attributable to the aforementioned factors.

SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO SIX MONTHS ENDED JUNE 30, 2013.

GROSS PROFIT. The $330,000 of revenue recognized for the six months ended June 30, 2014 decreased compared to the $635,000 in revenue earned during the six months ended June 30, 2013. The decrease in revenue is primarily due to the fees earned pursuant to the agreement with Carpenter were proportionately recognized as revenue based upon the total fees to be collected over a 42 month period of which during fiscal year ended 2013 was fully earned. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $1,509,000 for the six months ended June 30, 2014 compared with $1,039,000 for the six months ended June 30, 2013. The increase is principally due to an increase stock-based compensation to consultants and employees totaling $721,000 during the six months ended June 30, 2014 compared to $165,000 in the same period of the prior year.

RESEARCH AND DEVELOPMENT. Research and Development was $871,000 for the six months ended June 30, 2014 compared with $55,000 for the six months ended June 30, 2013. The increase in research and development is due to the design, engineering and construction of the next generation instruments to be used for the MD Cancer Center, continued expenses working with the University of New Mexico, and continued development on intellectual property related to our nano-technology.

OTHER INCOME AND (EXPENSES). Other income and (expenses) for the six months ended June 30, 2014 totaled $(128,000), an increase compared to $(45,000) for the six months ended June 30, 2013. The increase in expenses related to other income (expenses) was a result of a debt discount expenses and interest expense relating to our convertible debts totaling $121,000.

NET INCOME (LOSS). Our net loss was $(2,178,000) for six months ended June 30, 2014 compared to a net loss of $(504,000) for the six months ended June 30, 2013. The increase in net loss is attributable to the aforementioned factors.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ deficit totaled $1,753,000 on June 30, 2014 and the working capital deficit was $350,000 on such date. We anticipate we may sell additional common stock and issue shares and/or options in exchange for services cover the cash needs of our overhead and the cost of our operations.

We had an increase of $1,181,000 in cash and cash equivalents for the six months ended June 30, 2014, as a result of cash provided by financing activities. For the six months ended June 30, 2014, cash (used in) operating activities was $(804,000) compared to cash of $20,000 provided by operating activities for the six months ended June 30, 2013. Cash used in operating activities was primarily as a result of our net loss $(2,038,000) offset by non-cash expenses relating to stock-based compensation totaling $864,000. There was $1,987,000 of cash provided by financing activities in the six months ended June 30, 2014 as the result of issuance of convertible notes totaling $500,000 and common stock totaling $1,487,000 compared to $1,000,000 cash provided by financing activities during the same period of 2013.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, investor relations services, public relations services, bookkeeping services, consultant services, and rent; and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of June 30, 2014, we had $1,759,000 in cash. We intend to satisfy our capital requirements for the next 12 months from our cash on hand and additional sale of debt and/or equity securities.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of June 30, 2014 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

(b) Changes In Internal Control Over Financial Reporting

During the quarter ended June 30, 2014, the Company prepared written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions. There were no other changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of June 30, 2013, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

ALL OF OUR CURRENT REVENUE IS GENERATED FROM ONE CUSTOMER.

For the six months ended June 30, 2014, all of our revenue was generated by one customer, Carpenter Technology Corporation. If Carpenter Technology Corporation was unable to satisfy its obligations under our agreements, it would materially impact our revenue, net income and financial position.

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

As of June 30, 2014, our certificate of incorporation, as amended, authorizes us to issue 950,000,000 shares of common stock. If we are not able to increase our authorized capital, we may not be able to raise additional funds or pay service providers which could be harmful to our business or cause us to cease operations altogether.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

•
In March 2013, the board of directors of the Company approved that all members of the Company’s board of directors that have been serving in that capacity for at least one year as of June 30, 2013, will be issued 500,000 stock options on June 30, 2014 with a 10 year life. The Company used the Black-Scholes option pricing model to calculate the compensation expense for the option grants using the following inputs: exercise price of $0.09 per share, risk free rate of 2.0%, volatility of 125% and zero dividends. The aforementioned options were granted as of June 30, 2014 which the Company recorded compensation expense totaling $258,000 as of June 30, 2014.

•
On April 1, 2014, the Company closed the third tranche of financing in the aggregate amount of $500,000 under the financing agreement entered with Raymond A. Mason, William B. Jones and the Ferdinand J. Crovato Trust (the “April 2013 Investors”). The Company is on schedule with the instrument assembly and prove-ins set forth in the financing agreement. On April 3, 2013, the Company and its wholly-owned subsidiary, Senior Scientific, LLC ("Subsidiary"), entered into Convertible Note Purchase Agreements with the April 2013 Investors, providing for the sale by the Subsidiary to the April 2013 Investors of Convertible Promissory Notes in the aggregate amount of up to $2,500,000 (the "Convertible Notes"). The closing of the initial $1,000,000 in Convertible Notes occurred on April 3, 2013, the second tranche of $500,000 closed on October 1, 2013 and the third tranche in the aggregate principal amount of $500,000 was completed on April 1, 2014. The balance of the funding will be provided on October 1, 2014 ($500,000). As previously reported, the Company and the Subsidiary entered a Guaranty and Security Agreements with the April 2013 Investors whereby the Company agreed to unconditionally guaranty to the April 2013 Investors the full, prompt and punctual performance with respect to the Convertible Notes, agreed to subordinate any claim that the Company may have against the Subsidiary to that of the April 2013 Investors and granted the April 2013 Investors a security interest in the Company’s assets including its ownership interest in the Subsidiary.

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

The initial sale of the Convertible Notes in the principal amount of $1,000,000 was completed on April 3, 2013, the second tranche in the principal amount of $500,000 was completed on October 1, 2013 and the third tranche in the aggregate principal amount of $500,000 was completed on April 1, 2014. As of the date hereof, the Company is obligated on $2,000,000 in aggregate face amounts of the Convertible Notes issued to the April 2013 Investors. The Convertible Notes are debt obligations arising other than in the ordinary course of business which constitute direct financial obligations of the Company.

•
In May 2014, the Company issued 1,000,000 shares of common stock and 2,000,000 common stock options to Larry Schatz, a member of the Company’s board of directors for past services performed during the three months ended March 31, 2014. The common stock options expire in 10 years and have an exercise price of $0.055 per share. The Company recorded $90,000 of general and administrative expense for the common stock issued, based on the $0.09 per share stock price on the date of grant and $174,000 of general and administrative expense for the common stock options issued during the three months ending March 31, 2014. The Company used the Black-Scholes option pricing model to calculate the expense for the option grants using the following inputs: exercise price of $0.055 per share, risk free rate of 2.0%, volatility of 125% and zero dividends.

•
In May 2014, the Company granted the issuance of 70,000 shares of common stock to seven employees (10,000 shares each) with a total fair value of $7,000 or $0.10 per share. As of June 30, 2014, these shares had not been issued and have been recorded as a stock payable at the fair value totaling $7,000. These shares were subsequently issued in July 2014.

●	In June 2014, the Company issued 116,666 shares of common stock to a consultant for services with a total value $7,000.

●
As of June 30, 2014, the Company was obligated to issue 33,333 shares of common stock for services to a consultant with a total value of $2,000. The shares due related to this obligation has been recorded as a stock payable as of June 30, 2014.

●
In July 2014, the Company issued 2,197,579 shares of common stock to three of its board of directors related to the exercise of options for 2,400,000 shares with an exercise price of $0.013 previously granted in 2007 on a cashless basis based on a fair market value of $0.17 per share.

The above securities were offered and sold to the parties in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the parties are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

As previously reported, on September 12, 2009, the Company entered into an agreement (the "Agreement") with Carpenter Technology Corporation (“Carpenter”) pursuant to which Carpenter received from the Company a field-limited exclusive sublicense of certain patents and intellectual property on a new class of metals and alloys initially developed at the Los Alamos National Security, LLC in consideration of fixed payments from Carpenter over an anticipated four-year period as well as royalty payments based on a percentage of Carpenter’s sales.

On April 1, 2014, the Company received a minimum royalty payment from Carpenter in the amount of $600,000.

On May 22, 2014, the Company released a statement regarding the expected shipment of its MRX IITM instrument to MD Anderson. A statement regarding this shipment is attached hereto as Exhibit 99.1.

On June 24, 2014 (the “Dismissal Date”), the Company advised PMB Helin Donovan, LLP (the “Former Auditor”) that it was dismissed as the Company’s independent registered public accounting firm. The decision to dismiss the Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on June 23, 2014. The report of the Former Auditor on the Company’s financial statements for the years ended December 31, 2013 and 2012 and did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

During the years ended December 31, 2013 and 2012 and through the Dismissal Date, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such years.

During the years ended December 31, 2013 and 2012 and through the Dismissal Date, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company requested that the Former Auditor furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of this letter is attached hereto to this amendment to the Form 8-K as Exhibit 16.1.

New independent registered public accounting firm

On June 20, 2014 (the “Engagement Date”), the Company engaged L.L. Bradford & Company, LLC (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2014. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with the New Auditor regarding either:

1.
application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
any matter that was either the subject of a disagreement (as defined in Regulation S-K, Item 304(a)(1)(iv) and the related instructions) or reportable event (as defined in Regulation S-K, Item 304(a)(1)(v)).

ITEM 6. EXHIBITS

Index to Exhibits

4.1	Form of Convertible Promissory Note issued April 3, 2013 (1)

10.1	Convertible Note Purchase Agreement between Manhattan Scientifics, Inc. and Senior Scientific, LLC and Raymond A. Mason, William B. Jones and the Ferdinand J. Crovato Trust dated April 3, 2013 (1)

16.1	Letter from PMB Helin Donovan, LLP (3)

31.1	Certification of Chief Executive Officer under Rule 13(a) — 14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer under Rule 13(a) — 14(a) of the Exchange Act.

32	Certification of CEO and CFO under 18 U.S.C. Section 1350

99.1	Statement dated May 22, 2014 (2)

EX-101.INS**	XBRL Instance Document

EX-101.SCH**	XBRL Taxonomy Extension Schema Document

EX-101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF**	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB**	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
____________
1) Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 9, 2013.

(2) Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 22, 2014.

(3) Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 26, 2014.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of August, 2014.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Name:	Emmanuel Tsoupanarias
Title:	Chief Executive Officer (Principal Executive and Accounting Officer)

By:	/s/ Chris Theoharis
Name:	Chris Theoharis
Title:	Treasurer (Principal Financial Officer)