Form 10-Q
period 2014-09-30
MANHATTAN SCIENTIFICS INC
filed 2014-11-13
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal quarter ended September 30, 2014

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

There were 495,409,491 shares outstanding of registrant’s common stock, par value $.001 per share, as of October 28, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
ASSETS	(UNAUDITED)
Current assets:
Cash and cash equivalents	$1,212,000	$578,000
Accounts receivable	-	-
Prepaid expenses and other assets	0	12,000
Total current assets	1,216,000	590,000

Investments	2,000	2,000
Property and equipment, net	138,000	147,000
Intellectual property, net	997,000	1,120,000
Other asset	2,000	2,000
Total assets	$2,351,000	$1,861,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$341,000	$389,000
Accrued interest and expenses — related parties	19,000	19,000
Deferred revenue	150,000	-
Note payable to former officers	450,000	450,000
Note payable — other	896,000	896,000
Total current liabilities	1,856,000	1,754,000

Long-term liabilities
Notes payable	1,551,000	1,287,000
Total long-term liabilities	1,551,000	1,287,000
Total liabilities	3,407,000	3,041,000

Mezzanine equity Series D convertible preferred, authorized 105,671 shares, 105,671 and 105,671 shares issued and outstanding at September 30, 2014 And December 31, 2013, respectively	1,058,000	1,058,000

STOCKHOLDERS’ (DEFICIT)
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares; issued and outstanding — none	-	-
Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding	-	-
Series C convertible, redeemable, authorized 14,000 shares; issued and none outstanding	-	-
Common, authorized 950,000,000 shares, 489,383,252 and 464,963,554 shares issued, and outstanding, respectively	495,000	465,000
Additional paid-in-capital	59,770,000	56,734,000
Accumulated (deficit)	(62,379,000)	(59,437,000)
Total stockholders' (deficit)	(2,110,000)	(2,238,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,351,000	$1,861,000

 The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenue	$158,000	$17,000	$488,000	$652,000
Cost of revenue	-	-	-	-
Gross profit	158,000	17,000	488,000	652,000

Operating costs:
General and administrative expenses	300,000	2,878,000	1,809,000	3,917,000
Research and development	542,000	-	1,413,000	55,000

Total operating costs and expenses	842,000	2,878,000	3,222,000	3,972,000

Loss from operations before other income and expenses	(684,000)	(2,861,000)	(2,734,000)	(3,320,000)

Other income and (expenses):
Interest and other expenses	(80,000)	(33,000)	(208,000)	(78,000)
Interest income	-	-	-	-

NET LOSS	(764,000)	(2,894,000)	(2,942,000)	(3,398,000)

Comprehensive income:
Unrealized loss on available for sale investments	-	-	-	(22,000)

COMPREHENSIVE LOSS	$(764,000)	$(2,894,000)	$(2,942,000)	$(3,420,000)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares outstanding	487,168,113	462,498,831	478,103,095	460,338,270

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,942,000)	$(3,398,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued for services	878,000	2,459,000
Debt discount and original issue discount accretion	82,000	-
Depreciation and amortization	151,000	137,000
Changes in operating assets and liabilities:
Account receivable	-	257,000
Prepaid expenses and other assets	2,000	-
Accounts payable and accrued expenses	(48,000)	73,000
Accrued interest and expenses—related parties	-	13,000
Deferred revenue	150,000	-
Net cash provided by (used in) operating activities	(1,727,000)	(459,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(19,000)	(179,000)
Net cash used in investing activities	(19,000)	(179,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	833,000	1,167,000
Proceeds from issuance of common stock	1,547,000	20,000

Net cash provided by financing activities	2,380,000	1,187,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	634,000	549,000
Cash and cash equivalents, beginning of period	578,000	91,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,212,000	$640,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for prepaid services	$-	$-
Beneficial conversion feature associated with debt	$652,000	$-

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

Operating results for the three and nine month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

NOTE 2 – ORGANIZATION AND OPERATIONS

Manhattan Scientifics, Inc., a Delaware corporation (formerly Grand Enterprises, Inc.) (the “Company”) was established on July 31, 1992 and has two operating wholly-owned subsidiaries: Metallicum, Inc., (“Metallicum”) and Senior Scientific, LLC ( “Senior Scientific”). On June 12, 2008, the Company acquired Metallicum, Inc., for 15,000,000 shares of Company’s common stock. The Company operates as a technology incubator that seeks to acquire, develop and commercialize life-enhancing technologies in various fields, with emphasis in the areas of nanotechnologies and nanomedicine. In this capacity, the Company continues to identify emerging technologies through strategic alliances with scientific laboratories, educational institutions, and scientists and leaders in industry and government. The Company has a long standing relationship with Los Alamos National Laboratories in New Mexico. During 2008, the Company refocused its efforts from the development of its fuel cell technologies to its current focus on the development of nanomaterials through the acquisition of Metallicum and early cancer detection through the acquisition of Senior Scientific.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

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

CASH CONCENTRATION:

The Company’s cash accounts are federally insured up to $250,000 for each financial institution we hold our accounts in. As of September 30, 2014 and December 31, 2013, we had cash balances of $700,000 and $129,000 exceeding the federally insured limits.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represented its fair value. The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At September 30, 2014 and December 31, 2013, accumulated amortization was $187,000 and $164,000, respectively. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At September 30, 2014 and December 31, 2013, accumulated amortization was $19,000 and $16,000, respectively. Under the terms of the agreement the Company is required to pay an annual license fee of $10,000 starting in February 2010 and, may be required to pay royalties, as defined, to the licensors.

In 2011, the Company acquired Scientific Nanomedicine, Inc. which holds the commercial rights to technology and intellectual property with respect to the early detection of diseases using nanotechnologies. The acquisition of Scientific Nanomedicine, Inc. has been accounted for as an asset purchase since this company had no tangible assets or liabilities and did not have the business inputs and outputs to be considered a business. The purchase price totaling $1,300,000 (fair value of 21,667,000 shares of common stocks issued) has been allocated to in process research and development and is being amortized over its estimated benefit period of 10 years. At September 30, 2014 and December 31, 2013, accumulated amortization was $434,000 and $337,000. We subsequently dissolved Scientific Nanomedicine and transferred all remaining assets to Senior Scientific.

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

The fair value of the Company’s debt as of September 30, 2014 and December 31, 2013 approximated their fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of September 30, 2014 and December 31, 2013 because of the relative short term nature of these instruments. At September 30, 2014 and December 31, 2013, the fair value of the Company’s debt approximates carrying value.

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

Capital transactions during the nine months ended September 30, 2014:

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

9

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

•

In March 2013, the board of directors of the Company approved that all members of the Company’s board of directors that have been serving in that capacity for at least one year as of September 30, 2013, will be issued 500,000 stock options on September 30, 2014 with a 10 year life. The Company used the Black-Scholes option pricing model to calculate the compensation expense for the option grants using the following inputs: exercise price of $0.09 per share, risk free rate of 2.0%, volatility of 125% and zero dividends. The aforementioned options were granted as of September 30, 2014 which the Company recorded compensation expense totaling $258,000 as of September 30, 2014.

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

•

In May 2014, the Company granted the issuance of 70,000 shares of common stock to seven employees (10,000 shares each) with a total fair value of $7,000 or $0.10 per share. As of September 30, 2014, these shares had not been issued and have been recorded as a stock payable at the fair value totaling $7,000.

•	In June 2014, the Company issued 116,666 shares of common stock to a consultant for services with a total value $7,000.

•

In July 2014, the Company issued 70,000 shares of common stock to seven employees as a bonus compensation previously accrued and recorded as stock payable at June 30, 2014, at a fair value of $0.10 per share or a total of $7,000.

•

In July 2014 and August 2014, the Company issued 3,658,913 shares of common stock to five of its board of directors related to the exercise of options for 4,000,000 shares with an exercise price of $0.013 previously granted in 2007 on a cashless basis based on a fair market value of $0.15per share.

•	In August 2014, the Company issued 800,000 shares of common stock related to a previously granted stock option to a consultant with an exercise price of $0.07 for a total cash value of $56,000.

•	In September 2014, the Company issued 380,660 shares of common stock to a consultant for services rendered with a fair value of $14,000.

Capital transactions during the nine months ended September 30, 2013:

•

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

NOTE 5 –FORMER OFFICERS NOTES PAYABLE

The former Chief Operating Officer has a notes payable balance totaling $450,000 at September 30, 2014 and December 31, 2013.

The loan bears interest at 5.5% per annum and was initially due December 31, 2002 and have been mutually extended. Under the terms of the note extension dated December 12, 2007, the loan bears interest at 5% per annum and are now due. The Company has recorded interest expense for notes payable to the former officer of approximately $6,000 and $18,000 for both the three and nine months ended September 30, 2014 and 2013. Accrued interest related to this notes payable approximated $279,000 and $245,000 as of September 30, 2014 and December 31, 2013, respectively and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

NOTE 6 – NOTES PAYABLE – OTHER

From October 21, 2011 to April 26, 2012, the Company issued convertible notes for $600,000 (the "Convertible Notes") of which $200,000 was received on October 21, 2011, $100,000 was received on January 31, 2012 and $300,000 was received on April 26, 2012. The non-interest bearing notes can be converted into the Company’s common stock, at any date after six months from the issuance of each Note, at a conversion price of 67% of the fair value of the Company’s common stock upon the date of conversion notice, subject to a floor price of approximately $0.041 for the note issued in October 2011, approximately $0.044 for the note issued in January 2012 and approximately $0.034 for the note issued in April 2012. The holder of the notes has not converted any portion of the notes as of September 30, 2014 and December 31, 2013. Additionally, the note holder was issued warrants for 6,000,000 shares of the Company’s common stock with an exercise price of $0.05 that expire on October 15, 2015 ("Warrants"). The conversion feature to the note payable has been accounted for as an original issue discount approximating $296,000 which has been fully accreted as of December 31, 2012. The warrant associated with the note has been accounted for as a debt discount with an approximate value of $296,000 which has been allocated to the note’s fully accreted value of $896,000 (original note amount plus original debt discount) on proportionate basis which amounted to $195,000. The warrant value of $252,000 was determined using the Black-Scholes option pricing model based on the following assumptions: 2 year term; volatility rate of 134% to 135%; and discount rate of 2.5%. For the year ended December 31, 2012, the Company has recorded an expense associated with original debt discount and expense associated with the debt discount (warrants) of $422,000. Accordingly, the carrying net value of this note at September 30, 2014 and December 31, 2013 totals $896,000, comprising of $600,000 (original face value) plus the fully accreted original debt discount of $296,000.

During 2014 and 2013, the Company issued convertible notes for $2,333,000 through its wholly-owned subsidiary, Senior Scientific, LLC. The convertible notes bear interest at 8%, mature four years from the date of issuance, and are convertible into either: (1) membership interests of Senior Scientific, LLC equal to the quotient of the principal due of the convertible notes divided by $2,500,000 multiplied by 18% of the total equity of Senior Scientific, LLC outstanding as of the date hereof; or (2) the number of shares of common stock of the Company equal to the quotient of the principal and interest payable due of the convertible notes divided by a conversion price of $0.055 per share. The Company may not prepay the convertible notes. In the event of a default and so long as the default exists, interest on the convertible notes will accrue at 10%. The Company must account for all accrued interest on the convertible notes on the first calendar day of each quarter which $136,000 and $70,000 has been recorded as accrued interest payable as of September 30, 2014 and December 31, 2013, respectively. The conversion feature to the note payable has been accounted for as an original issue discount approximating $878,000 which $96,000 has been accreted as of September 30, 2014. The Company has recorded the accreted original issue discount as interest expense totaling $28,000 and $75,000 for the three and nine months ended September 30, 2014. Accordingly, the carrying net value of these notes at September 30, 2014 and December 31, 2013 totals $1,551,000 and $1,287,000, respectively, comprising of $2,333,000 (original face value) plus the unamortized debt discount of $783,000 at September 30, 2014, and $1,500,000 (original face value) plus the unamortized original debt discount of $213,000 at December 31, 2013.

NOTE 7 – TECHNOLOGY SALE AND SUB-LICENSE AGREEMENT

On September 12, 2009, the Company entered into a contract with Carpenter Technology Corp. to sell certain nanostructured metal technologies acquired from Metallicum, Inc, its wholly owned subsidiary, to Carpenter and to provide sub-license rights to Carpenter covering license agreements that the Company has from Los Alamos Laboratories. The agreement has two distinct elements: a sale and services agreement and a sub-license agreement. The first element irrevocably transfers the field technology to Carpenter Technology Corporation and Carpenter many develop or use the technology for its own benefit. Carpenter agrees to pay a sales price of $600,000 and pay royalties for products developed using this technology. In addition, the Company can receive additional service income for assisting Carpenter in the production process. These additional services are elective and do not affect the sale of the technology. The second element of the agreement is a sub-license to Carpenter for patents (the LANL patents) that are licensed by the Company from Los Alamos Laboratories. The sub-license agreement obligates Carpenter to pay MSI a running royalty on the sales of products that require license to the LANL patents but does not have any upfront fee or annual minimum royalties.

The Company recognized the sales revenue upon transfer of the technology and the service income over the term of the agreement. The royalty income will be recognized as products are developed using the field technology or sub-license.

For the three and nine months ended September 30, 2014 and 2013, the Company earned $150,000 and $300,000, and $172,000 and $342,000, respectively, recorded such amount as revenue. The amount received by the Company relates to services provided under the first element of the contract regarding additional services. The Company earned service income for time that a consultant to the Company, Dr. Lowe, made himself available to Carpenter in accordance with the Technology Transfer Agreement. The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement). On April 1, 2014, the Company received $600,000 as a minimum royalty payment. As noted above, the Company recognized $450,000 as revenue for the nine months ended September 30, 2014 which the remaining $150,000 has been recorded as deferred revenue and will be recognized ratably over the 3-months ended December 31, 2014.

In January 2013, the Company entered into a licensing agreement with a party granting certain licensing rights to the Company's nanostructured metal technology. As consideration: the Company received $180,000 in January 2013, and will receive $30,000 by June 1, 2013; $30,000 by December 31, 2013; $30,000 by December 1, 2014; and $30,000 upon commercial launch by the party or the latest December 1, 2015. For the three and nine months ended September 30, 2014 and 2013, the Company recorded the receipt of $-0- and $30,000, $30,000 and $210,000, respectively, as revenue.

NOTE 8 – SUBSEQUENT EVENTS

In October 2014, the Company entered into an agreement with a consultant to provide various public relations services over a one year term with such consultant will receive 200,000 shares of common stock valued at $26,000 or $0.13 per share.

In October, 2014, Manhattan Scientifics, Inc. (the “Company”) closed the fourth and final tranche of financing in the aggregate amount of $167,000 under the financing agreement entered with certain investors and Senior Scientific, LLC, a wholly owned subsidiary, as discussed in Note 6. The Company is on schedule with the instrument assembly and prove-ins set forth in the financing agreement. On April 3, 2013, the Company and its wholly-owned subsidiary, Senior Scientific, LLC ("Subsidiary"), entered into Convertible Note Purchase Agreements with the April 2013 Investors, providing for the sale by the Subsidiary to the April 2013 Investors of Convertible Promissory Notes in the aggregate amount of up to $2,500,000 (the "Convertible Notes"). The closing of the initial $1,000,000 in Convertible Notes occurred on April 3, 2013, the second tranche of $500,000 closed on October 1, 2013, the third tranche in the aggregate principal amount of $1,000,000 was completed during March 2014 and April 2014, and the fourth and final tranche totaling $500,000 was completed during September and October 2014.

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

Our novel technologies make possible the earlier detection of cancer in vivo, the ability to analyze biopsies with greater sensitivity and accuracy, the ability to monitor the therapeutic effectiveness of anticancer treatments—both in humans and in animal models—and allow us to detect cancer recurrence with significantly improved sensitivity. Please see: www.SeniorScientific.com

The technology was developed by Edward R. Flynn, PhD, Senior Scientific’s founder and Chief Scientist, in collaboration with Richard S. Larson, MD, PhD, Executive Vice Chancellor of UNM Health Sciences Center in New Mexico.

In June 2008, we acquired Metallicum and its licensed patented technology. We entered into a stock purchase agreement with Metallicum and the former shareholders of Metallicum to acquire all of the outstanding capital in exchange for 15,000,000 restricted shares of our common stock. An additional 15,000,000 shares of our common stock will be payable to the former shareholders of Metallicum in the event of meeting certain milestones. At December 31, 2011, one milestone was met. Metallicum was granted an exclusive license by The Los Alamos National Laboratory on patents related to nanostructured metals. In September 2009, we entered into a technology transfer agreement and sale with Carpenter Technology Corporation, (“Carpenter”) wherein Carpenter will fully develop, manufacture and market a new class of high strength metals. We earn annual minimum revenues from these agreements and we expect to earn licensing royalties when Carpenter begins selling our licensed technology.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2013.

GROSS PROFIT. The $158,000 of revenue recognized for the three months ended September 30, 2014 increased compared to the $17,000 in revenue earned during the three months ended September 30, 2013. The increase in revenue is primarily due to the fees earned pursuant to the agreement with Carpenter were proportionately recognized as revenue based upon the total fees to be collected over a 42 month period of which during fiscal year ended 2013 was fully earned. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $300,000 for the three months ended September 30, 2014 compared with $2,878,000 for the three months ended September 30, 2013.

RESEARCH AND DEVELOPMENT. Research and Development was $542,000 for the three months ended September 30, 2014 compared with $-0- for the three months ended September 30, 2013. The increase in research and development is due to the design, engineering and construction of the next generation instruments to be used for the MD Anderson Cancer Center, continued expenses working with the University of New Mexico, and continued development on intellectual property related to our nan-technology.

OTHER INCOME AND (EXPENSES). Other income and (expenses) for the three months ended September 30, 2014 totaled $(80,000), an increase compared to $(33,000) for the three months ended September 30, 2013. The increase in expenses related to other income (expenses) was a result of a debt discount expenses and interest expense relating to our convertible debts totaling $77,000.

NET (LOSS). Our net loss was $(764,000) for three months ended September 30, 2014 compared to a net loss of $(2,894,000) for the three months ended September 30, 2013. The increase in net loss is attributable to the aforementioned factors.

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2013.

GROSS PROFIT. The $488,000 of revenue recognized for the nine months ended September 30, 2014 decreased compared to the $652,000 in revenue earned during the nine months ended September 30, 2013. The decrease in revenue is primarily due to the fees earned pursuant to the agreement with Carpenter were proportionately recognized as revenue based upon the total fees to be collected over a 42 month period of which during fiscal year ended 2013 was fully earned. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $1,809,000 for the nine months ended September 30, 2014 compared with $3,917,000 for the nine months ended September 30, 2013. The decrease is principally due to a decrease stock-based compensation to consultants and employees totaling $878,000 during the nine months ended September 30, 2014 compared to $2,459,000 in the same period of the prior year.

RESEARCH AND DEVELOPMENT. Research and Development was $1,413,000 for the nine months ended September 30, 2014 compared with $55,000 for the nine months ended September 30, 2013. The increase in research and development is due to the design, engineering and construction of the next generation instruments to be used for the MD Anderson Cancer Center continued expenses working with the University of New Mexico, and continued development on intellectual property related to our nan-technology.

OTHER INCOME AND (EXPENSES). Other income and (expenses) for the nine months ended September 30, 2014 totaled $(208,000), an increase compared to $(78,000) for the nine months ended September 30, 2013. The increase in expenses related to other income (expenses) was a result of a debt discount expenses and interest expense relating to our convertible debts totaling $130,000.

NET INCOME (LOSS). Our net loss was $(2,942,000) for nine months ended September 30, 2014 compared to a net loss of $(3,398,000) for the nine months ended September 30, 2013. The decrease in net loss is attributable to the aforementioned factors.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ deficit totaled $2,110,000 on September 30, 2014 and the working capital deficit was $640,000 on such date. We anticipate we may sell additional common stock and issue shares and/or options in exchange for services cover the cash needs of our overhead and the cost of our operations.

We had an increase of $634,000 in cash and cash equivalents for the nine months ended September 30, 2014, as a result of cash provided by financing activities. For the nine months ended September 30, 2014, cash (used in) operating activities was $(1,727,000) compared to cash of $(459,000) (used in) operating activities for the nine months ended September 30, 2013. Cash used in operating activities was primarily as a result of our net loss $(2,942,000) offset by non-cash expenses relating to stock-based compensation totaling $878,000. There was $2,380,000 of cash provided by financing activities in the nine months ended September 30, 2014 as the result of issuance of convertible notes totaling $833,000 and common stock totaling $1,547,000 compared to $1,187,000 cash provided by financing activities during the same period of 2013.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, investor relations services, public relations services, bookkeeping services, consultant services, and rent; and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of September 30, 2014, we had $1,212,000 in cash. We intend to satisfy our capital requirements for the next 12 months from our cash on hand and additional sale of debt and/or equity securities.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2014 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

(b) Changes In Internal Control Over Financial Reporting

During the quarter ended September 30, 2014, the Company prepared written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions. There were no other changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of September 30, 2013, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

WE MAY FACE STRONG COMPETITION FROM LARGER, ESTABLISHED COMPANIES.

We likely will face intense competition from other companies, both globally and within the United States, in the development of our cancer detection technology and nano-metal technologies, virtually all of which can be expected to have longer operating histories, greater name recognition, larger installed customer bases and significantly more financial resources and research and development facilities than Manhattan Scientifics. There can be no assurance that developments by our current or potential competitors will not render our proposed products obsolete.

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

ALL OF OUR CURRENT REVENUE IS GENERATED FROM ONE CUSTOMER.

For the nine months ended September 30, 2014, all of our revenue was generated by one customer, Carpenter Technology Corporation. If Carpenter Technology Corporation was unable to satisfy its obligations under our agreements, it would materially impact our revenue, net income and financial position.

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

As of September 30, 2014, our certificate of incorporation, as amended, authorizes us to issue 950,000,000 shares of common stock. If we are not able to increase our authorized capital, we may not be able to raise additional funds or pay service providers which could be harmful to our business or cause us to cease operations altogether.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

•

In March 2013, the board of directors of the Company approved that all members of the Company’s board of directors that have been serving in that capacity for at least one year as of September 30, 2013, will be issued 500,000 stock options on September 30, 2014 with a 10 year life. The Company used the Black-Scholes option pricing model to calculate the compensation expense for the option grants using the following inputs: exercise price of $0.09 per share, risk free rate of 2.0%, volatility of 125% and zero dividends. The aforementioned options were granted as of September 30, 2014 which the Company recorded compensation expense totaling $258,000 as of September 30, 2014.

•

On October 1, 2014, the Company closed the fourth tranche of financing in the aggregate amount of $500,000 under the financing agreement entered with Raymond A. Mason, William B. Jones and the Ferdinand J. Crovato Trust (the “April 2013 Investors”). The Company is on schedule with the instrument assembly and prove-ins set forth in the financing agreement. On April 3, 2013, the Company and its wholly-owned subsidiary, Senior Scientific, LLC ("Subsidiary"), entered into Convertible Note Purchase Agreements with the April 2013 Investors, providing for the sale by the Subsidiary to the April 2013 Investors of Convertible Promissory Notes in the aggregate amount of up to $2,500,000 (the "Convertible Notes"). The closing of the initial $1,000,000 in Convertible Notes occurred on April 3, 2013, the second tranche of $500,000 closed on October 1, 2013, the third tranche of $500,000 was closed on April 1, 2014, and the fourth tranche of $500,000 was completed on October 1, 2014. As previously reported, the Company and the Subsidiary entered a Guaranty and Security Agreements with the April 2013 Investors whereby the Company agreed to unconditionally guaranty to the April 2013 Investors the full, prompt and punctual performance with respect to the Convertible Notes, agreed to subordinate any claim that the Company may have against the Subsidiary to that of the April 2013 Investors and granted the April 2013 Investors a security interest in the Company’s assets including its ownership interest in the Subsidiary.

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

•

In July 2014 and August 2014, the Company issued 3,658,913 shares of common stock to five of its board of directors related to the exercise of options for 4,000,000 shares with an exercise price of $0.013 previously granted in 2007 on a cashless basis based on a fair market value of $0.17 per share.

•	In August 2014, the Company issued 800,000 shares of common stock related to a previously granted stock option to a consultant with an exercise price of $0.07 for a total cash value of $56,000.

•	In September 2014, the Company issued 380,660 shares of common stock to a consultant for services rendered with a fair value of $14,000.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November 2014.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Name:	Emmanuel Tsoupanarias
Title:	Chief Executive Officer (Principal Executive and Accounting Officer)

By:	/s/ Chris Theoharis
Name:	Chris Theoharis
Title:	Treasurer (Principal Financial Officer)

