Form 10-K
period 2014-12-31
MANHATTAN SCIENTIFICS INC
filed 2015-03-31
CIK 1099132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2014 was $49,150,143 based upon a closing price of $0.1362 on June 30, 2014. For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of March 26, 2015 there were 518,378,036 shares of common stock of the issuer issued and outstanding.

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

The first (Metallicum) – In 2008, Manhattan Scientifics acquired Metallicum Inc., along with its licensed patented nanostructured metals technology. We also licensed additional related intellectual property from Los Alamos National Laboratory, and filed additional patent applications related to the technology. The technology enables metals with uniform, ultrafine grains. This provides greater strength, lighter weight, and enhanced biocompatibility. It provides significant benefits across a wide range of metal applications – anywhere strength or weight is a concern.

Manhattan’s second business is called Senior Scientific and is at the crossroads of biotechnology and nanotechnology.

Our novel bioimaging and nanomagnetic detection systems have been developed specifically to detect cancer and other diseases earlier and with higher specificity than we believe is currently possible. We have developed proprietary hardware and software for the highly sensitive detection of nanomagnetic particles that can be linked to antibodies for the detection and treatment of cancer and other human diseases—all without the use of ionizing radiation or large magnetic fields.

Our novel technologies make possible the earlier detection of cancer in vivo, the ability to analyze biopsies with greater sensitivity and accuracy, the ability to monitor the therapeutic effectiveness of anticancer treatments—both in humans and in animal models—and allow us to detect cancer recurrence with significantly improved sensitivity. Senior Scientific's website is www.SeniorScientific.com

The technology was developed by Edward R. Flynn, PhD, Senior Scientific’s founder and chief scientist, in collaboration with Richard S. Larson, MD, PhD, Executive Vice Chancellor, UNM Health Sciences Center in New Mexico.

ACQUISITIONS

In June 2008, we acquired Metallicum and its licensed patented technology. We entered into a stock purchase agreement with Metallicum to acquire all of the outstanding capital in exchange for 15,000,000 restricted shares of our common stock. An additional 15,000,000 shares of our common stock will be payable to Metallicum in the event of meeting certain milestones. At December 31, 2011, one milestone was met. Metallicum was granted an exclusive license by The Los Alamos National Laboratory on patents related to nanostructured metals. In September 2009, we entered into a technology transfer agreement and sale with Carpenter Technology Corporation, (“Carpenter”) wherein Carpenter was responsible to develop, manufacture and market a new class of high strength metals. On February 11, 2015, the Company and Carpenter entered into a Settlement Agreement and Mutual Release pursuant to which the parties provided a full release of one another, Carpenter paid the Company $8,000,000, Carpenter transferred to the Company all intellectual and physical property that was part of the original agreement, Carpenter agreed to provide follow-on technical assistance and Carpenter provided a list of all customers and contacts.

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

ADVANCED METALS

The goal of our licensed proprietary process will be to enable our commercial partners to build super-strength metals and alloys to make products that weigh far less than in the past and without significant cost premiums. In September 2009, the Company entered into a technology transfer agreement and sale with Carpenter. As described above, the Company and Carpenter terminated their relationship in February 2015.

NANOMEDICINE

Our acquisition of Senior Scientific gives us the commercial rights to technology and intellectual property with respect to the detection and monitoring of diseases using nanotechnologies. The technology is intended for the early detection of cancers, quantitative in vivo assessments of tumors, and similar applications with other diseases identifiable by cell surface markers. The technology does not require surgery, biopsy, radioactivity, or exotically expensive instruments. Nanoparticles are introduced to the body, for example, by intravenous injection. A sensitive low magnetic field instrument is used to magnetize and measure the nanoparticles that have bound to the specific targets (e.g., cells of a specific type of cancer). Other tissues, bone, scars, etc. are all transparent to the magnetic fields used, so the technology can be used to image detect and measure tumors in places inaccessible to other tests, and including tumors while they are still small enough to be treatable. The nanoparticles are nontoxic, and the low magnetic field instrument is not harmful or expensive, so the tests can be repeated as needed. The following bullet points summarize management's current beliefs with respect to the benefits and commercialization of our nanomedicine technology:

•	Our technology can detect cancer at a mass of ~100,000 cells, and is currently being programmed tested to detect down to tens of thousands of cells;
•	After development for commercial use – our technology may be capable of detecting cancer before stage one -- down to "a few thousand cells";
•

Our technology system uses technologies and methods that are patented or held as trade secret systems, and utilizes standard currently using SQUID (superconducting quantum interference device) magnetic sensors, which we hope to develop for commercialization along with the nanoparticles that will be used to detect cancer;

•	In Q4 2013, we executed a formal agreement with the MD Anderson Cancer Center for initial testing and validation of the Technology and delivered an MRX system to them in Q2 of 2014;
•	There is revenue potential from lab/animal research and from human medical applications;
•	FDA approval clearance may not be needed for lab/animal uses; and
•	Since biosafe nanoparticles are already in use in humans-there may be a shortened FDA approval process for human medical applications.

Senior Scientific is bringing Dr. Edward R. Flynn’s nanomagnetic relaxometry (nanoMRX) from the laboratory to the clinic. nanoMRX can locate and measure tumors one millionth the size detectable by X-Rays and MRI, – which can be thought of as the difference between an electron microscope and the unaided eye. nanoMRX uses non-toxic iron oxide nanoparticles and ultrasensitive low magnetic field sensors – no XRay radiation, no large and expensive MRI magnets, no injected radioactive isotopes. The technology has been proven in a research prototype instrument funded by the National Institutes of Health.

Our biggest impact, and largest market, is in human clinical applications. Cancer is estimated to cost the US $1 trillion per year. Many cancers are fatal because they are not caught early enough. Subject to regulatory approval, we believe we can slash years off the time cancer has to hide and grow untreated. Other cancers are fatal because doctors cannot determine where the cancer has spread, and or when therapy has eliminated it all. Our goal is to allow doctors to find more tumor sites, and monitor the effectiveness of therapy.

Our first human applications are likely to be in the detection of ovarian cancer. Ovarian cancer is the deadliest of gynecological cancers, in part because it stays hidden from current techniques until it has grown to billions of cells and hundreds of sites. Each year in the US, about 15,000 women die from ovarian cancer, and over 20,000 more women are diagnosed with the disease. We are working with Dr. Robert C. Bast Jr. of M.D. Anderson Cancer Center, one of the world’s preeminent researchers in ovarian cancer, to bring nanoMRX to bear on this disease. We anticipate expanding the MD Anderson collaboration to include are also collaborating with doctors working in breast cancer (230,000 new cases every year) and prostate cancer (240,000 new cases every year).

Bringing nanoMRX to clinical use requires that we demonstrate the technology in animal experiments, and then in clinical trials. Applying nanoMRX to animal experiments reveals an earlier market for us. Millions of animals are used in medical research each year, and this research will benefit from the marked increase in sensitivity available from nanoMRX. We have completed the design of our first commercial instrument for animal measurements. We will use this design instrument to further optimize nanoparticle performances, software tools, and animal model-based in-vivo testing procedures. We intend to sell or place additional instruments in other academic or clinical cancer research institutes during this year. Results from the use of that these instrument platforms will can be used to begin marketing to the pharmaceutical preclinical animal research and veterinary markets (neither market requires FDA approval), as well as to fuel negotiations with strategic potential partners and prospective acquirers. We intend to place a second instrument in operation at MD Anderson early next year. Our collaborators at MD Anderson are enthusiastic in support, and are already educating their staff about the instrument and beginning to schedule studies. We are currently funded for the two devices described above.

We were also awarded a New Mexico Small Business Assistance grant that supports physicists from Los Alamos to help us optimize the specialized magnetic systems that are at the core of our measurement technology.

Nanoparticles: The nanoparticles are the razor blade or ink cartridge in our business model. The science was originally proven using nanoparticle from sources outside the company. It is very important for the performance of our technology to that we have control of the nanoparticles; thus the company has worked to create our own custom made nanoparticles. Our custom made nanoparticles have demonstrated excellent performance in cell-based binding studies with leukemia, ovarian and prostate cancer cell lines. We are working on improving performance, stability, and yield in collaboration with CINT (Center for Integrated Nanotechnologies) to support commercial sales.

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

In January 2013, the Company entered into a licensing agreement with a party granting certain licensing rights to the Company's nanostructured metal technology. As consideration the Company received $210,000 during 2013, $30,000 on December 31, 2013, $30,000 by December 1, 2014 and will receive $30,000 upon commercial launch by the party or the latest December 1, 2015.

As of December 31, 2014 and 2013, the Company recorded $642,000 and $652,000 as revenue for the years ended December 31, 2014 and 2013. The Company has received the following amounts from Carpenter:

•	During the year ended December 31, 2014, the Company received from Carpenter $0.6 million of minimum royalty payment related to the Agreement.
•	During the year ended December 31, 2013, the Company received from Carpenter $0.3 million of income and $0.2 million from a licensing agreement.
•	During the year ended December 31, 2009, the Company received $0.6 million for the sale of certain technology;
•

During the years ended December 31, 2009, 2010, 2011, 2012 and 2013, the Company received from Carpenter $0.6 million of income for assisting with development of the technology and is recognizing the income over the term of the Agreement.

•	During the year ended December 31, 2009, the Company, received a $1,000,000 one-time payment for satisfying a performance obligation under the Technology Transfer Agreement.

On February 11, 2015, the Company and Carpenter entered into a Settlement Agreement and Mutual Release pursuant to which the parties provided a full release of one another, Carpenter paid the Company $8,000,000, Carpenter transferred to the Company all intellectual and physical property that was part of the original agreement, Carpenter agreed to provide follow-on technical assistance and Carpenter provided a list of all customers and contacts. Following the return of the Company’s nanostructured metal technology, the Company has commenced exploring strategic alternatives for its Metallicum division. At this time we are exploring and working with partner companies in the fields of titanium dental implants, titanium and magnesium medical devices, high voltage aluminum conductors as well as oil and gas field applications.

On March 25, 2015, the Company announced that it had retained Imperial Capital, LLC to explore strategic alternatives for its Metallicum division.

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

We have invested approximately $5.5 million in the Senior Scientific cancer project in the past three years. We continue to progress in advancing the technology toward commercialization.

• We are implementing a nanoparticle production capability. Our magnetic relaxometry measurements are now performed with our own nanoparticles, and we have an agreement for sales and distribution of our nanoparticles to others.

• Senior Scientific has joined both BIOCOM and NMBio as a corporate member, improving our access to and visibility within the general biopharmaceutical and New Mexico biotechnology communities.

• We delivered our second generation instrument in May 2014 and we are working with Dr. John Hazle, Chairman, Department of Imaging Physics, Division of Diagnostic Imaging, as the Principle Investigator for our Research Collaboration and with several groups at the MD Anderson Cancer Center. The work of Dr. Robert C. Bast Jr., Vice President for Translational Research at MD Anderson, (widely credited for the discovery of the ovarian cancer marker CA-125) is also being coordinated with Dr. Hazel’s group. The work earned the attention of the National Foundation for Cancer Research, which featured the technology as a “2012 Research Breakthrough.” We have frequent meetings with Dr. John Hazle, Chairman, Department of Imaging Physics, Division of Diagnostic Imaging, regarding their user and facility requirements for the instrument that is placed at MD Anderson and experimental results. We have acquired preliminary data regarding and are exploring the possibility to add prostate cancer, among other applications in the collaboration with MD Anderson, and negotiating negotiate a larger collaboration if practicable.

• We have hired a new President with senior managerial expertise in medical product commercialization and direct experience in cancer diagnostics. The first results from our clinical trial related to determination of minimum residual disease in leukemia were sufficiently promising that we have paused the trial while we integrate our in-house nanoparticles. The inclusion of our in-house nanoparticles in the trial should place us in better position to market the technology when the trial is complete.

• We are continuing work under our $100,000 (approximately) NIH grant to fund the development a version of our technology using atomic magnetometer technology, which was originally funded by an NIH grant. We have begun qualifying commercial vendors for production of a commercial prototype atomic magnetometer-based instrument in anticipation of the performance and market opportunities this technology would bring to bare relative to our current SQUID-based platform.

• We have hired a full time Chief Nanoparticle Chemist, to oversee the implementation of our in-house nanoparticle production capabilities. We have and renewed our user agreement with the Center for Integrated Nanotechnologies at Sandia National Laboratories to a) continue to advance our expertise in nanoparticle production, b) allow for an appropriate transition time in developing our own manufacturing capabilities, and c) to provide back up production capabilities.

•

We are now at an important juncture in our program. Our next step is to expand our work with Research Collaboration sites to build the pre-clinical evidence for the MRX technology as a sensitive and specific in-vivo detection of various cancer types in animal models.

•

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

•

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

•

We expect to have undertaken the safety and toxicology studies necessary to show that our nanoparticles are safe for use in humans within approximately the next year. Additionally, tthe instrument comprises passive sensors and a magnetizing system, which applies a magnetic field much less powerful than that already approved in other instruments. The correlation of the instrument reading to the underlying biological phenomena has been demonstrated in preclinical studies for selected cancer/antibody combinations. Significant effort is still required to demonstrate the translation of the preclinical results to human pilot studies. We are currently working on defining the projects required to secure regulatory approval.

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

SenSci IP schedule:

Title	Application #	Filing date	Patent #	Country
Magnetic Needle Biopsy	60/549,501	1-Mar-2004		US
Magnetic Needle Biopsy	11/069,361	28-Feb-2005	7,309,316	US
Biomagnetic Detection And Treatment Of Alzheimer's Disease	60/866,095	16-Nov-2006		US
Biomagnetic Detection And Treatment Of Alzheimer's Disease	11/940,673	15-Nov-2007	8,060,179	US
Magnetic Needle Biopsy	11/957,988	17-Dec-2007		US
Magnetic Needle Biopsy	12/337,554	17-Dec-2008	8,118,754	US
Leukemia Cell Detection Using A Novel Magnetic Needle And Nanoparticles	61/248,775	5-Oct-2009		US
Early Detection Of Breast Cancer Using Magnetic Nanoparticles And Ultra-Sensitive Magnetic Field Sensors	61/259,011	6-Nov-2009		US
Detection Of Breast Cancer In Tissue Incompatible With Other Methods, And At Levels Undetectable By Other Means	61/308,897	27-Feb-2010		US
Apparatus And Method To Detect Ovarian Cancer In Tissue	61/310,700	4-Mar-2010		US
Nonsurgical Determination Of Organ Transplant Acceptance	61/314,370	16-Mar-2010		US
Method And System For In-Vivo Detection Of Hodgkin’s Lymphoma	61/314,392	16-Mar-2010		US
Nanoparticles And Methods For Making, Characterizing, And Testing Nanoparticles, Suitable For Use In Magentic Field Relaxometry Applications	61/329,076	28-Apr-2010		US

High-Temperature Superconducting Quantum Interference Device Apparatus	61/329,198	29-Apr-2010	US
Apparatus And Method To Detect Prostate Cancer In Tissue	61/331,816	5-May-2010	US
Methods And Apparatuses For The Localization And Treatment Of Cancer	61/352,782	8-Jun-2010	US
Methods And Apparatuses Using An Atomic Magnetometer To Detect Disease In Tissue	61/361,998	7-Jul-2010	US
Methods And Apparatuses To Detect Cancer Metastasis Or Recurrence	61/377,854	27-Aug-2010	US
Conjugated Nanoparticles As Contrast Agents	61/386,961	27-Sep-2010	US
Detection, Imaging, And Quantitation Of Targeted Cells	61/389,233	3-Oct-2010	US
Cell Detection Using Targeted Nanoparticles And Magnetic Properties Thereof	PCT/US2010/051417	5-Oct-2010	US
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof	PCT/US2010/055729	5-Nov-2010	US
Biological Application Of Magnetic Relaxometry With Atomic Magnetometer And SQUID Sensors	61/454,560	20-Mar-2011	US
Nonsurgical Determination Of Organ Transplant Condition	PCT/US2011/28746	16-Mar-2011	US
Magnetic Relaxometry Methods And Apparatuses	61/468,575	29-Mar-2011	US
Methods And Apparatuses For The Localization And Treatment Of Cancer	PCT/US2011/39349	7-Jun-2011	US
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof	13/249,994	30-Sep-2011	US
Magnetic Needle Biopsy	13/399,733	17-Feb-2012	US
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof	13/503674	24-Apr-2012	US
Magnetic Relaxometry Using Brownian Randomization, Neel Relaxation, Or Combinations Thereof	61/639,827	27-Apr-2012	US
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			Japan
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			Israel
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			Canada
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			Singapore
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			Australia
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			China

Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			EPO
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			India
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			Russia
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			S. Korea
Applications Of Magnetic Relaxometry In Ovarian Cancer Nanomedicine	61/691,913	22-Aug-2012	US
Method For Measuring The Viscosity Of A Fluid Using Magnetic Nanoparticles		1-Mar-2011	US
Magnetic Relaxometry Using Brownian Randomization, Neel Relaxation, Or Combinations Thereof	61/639,827	27-Apr-2012	US
Magnetic Relaxometry Using Magnetization And Measurement Fields	61/715,791	18-Oct-2012	US
Magnetically Transparent Stage For Rapid Positioning Of A Sample	61929562	21-Jan-2014	US
Methods and apparatuses related to instrumentation for magnetic relaxometry measurements	62/014,634	19-Jun-2014
Magnetic Relaxometry to Assess Disease via Circulating Markers	62/072,293	29-Oct-2014

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

CUSTOMERS AND SUPPLIERS

For the year ended December 31, 2014, all of our revenue was generated by one customer. For the year ended December 31, 2013, our revenue was generated from two customers. We did not have any significant suppliers.

EMPLOYEES

As of December 31, 2014, we had one full-time employee in general management as well as 7 employees employed by Senior Scientific and Metallicum. We do not expect any significant change in the total number of employees in the near future. Most of our research and development work has been performed by employees of our various research and development independent contractors (see below). We have historically indirectly funded the salaries of these individuals through our contract research and development payments to their employers. Although not technically our employees, we have considered these individuals to be an integral part of our research and development team. None of our employees or contractors is members of any union or collective bargaining organization. We consider our relationships with our employee and our independent contractor employees to be good.

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

ALL OF OUR 2014 REVENUE IS GENERATED FROM ONE CUSTOMER.

For the year ended December 31, 2014, our revenue were generated by one customer, which relationship was terminated in February 2015.

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

LIMITED PUBLIC MARKET FOR OUR COMMON STOCK MAY AFFECT OUR SHAREHOLDERS' ABILITY TO SELL OUR COMMON STOCK.

Our Common Stock currently is quoted on the Over-The-Counter Bulletin Board, which is generally considered to be a less efficient market than national exchanges. Consequently, the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through SEC regulations, delays in the timing of transactions, difficulties in obtaining price quotations, reduction in security analysts' and the new media's coverage of us, if any, and lower prices for our securities than might otherwise be attained. This circumstance could have an adverse effect on the ability of an investor to sell any shares of our common stock as well as on the selling price for such shares. In addition, the market price of our common stock may be significantly affected by various additional factors, including, but not limited to, our business performance, and industry dynamics or changes in general economic conditions.

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

ITEM 2. DESCRIPTION OF PROPERTIES

Our principal executive office is at The Chrysler Building, 405 Lexington Avenue, 26th Floor, New York, New York, 10174. We lease approximately 300 square feet of office space on a month-to-month basis. The aggregate annual rent for this office space was $2,487 in 2014. We believe our facilities are adequate for our current and planned business operations.

ITEM 3. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of December 31, 2014, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements other than the litigation described above which was subsequently settled.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Beginning on July 8, 2009, our Common Stock began quotations, and is currently being quoted, on the OTC Bulletin Board under the symbol MHTX.OB. From May 2007 to July 2009, our common stock was quoted on the OTC Pink Sheets under the symbol “MHTX.PK” after being removed from trading on the Over-The-Counter Bulletin Board. The following table sets forth for the periods indicated, the high and low per share bid information for our common stock for the fiscal years ended December 31, 2014 and December 31, 2013, as reported by www.otcmarkets.com. Such high and low bid information reflects inter-dealer quotes, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

2014
First Quarter	$0.0089	$0.082
Second Quarter	$0.169	$0.13
Third Quarter	$0.13	$0.12
Fourth Quarter	$0.109	$0.091

2013
First Quarter	$0.0475	$0.046
Second Quarter	$0.046	$0.04
Third Quarter	$0.073	$0.0629
Fourth Quarter	$0.07	$0.066

As of March 26, 2015, there were 489,383,252 shares of common stock of the issuer issued and outstanding and 643 record shareholders.

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

2014

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

In May 2014, the Company granted the issuance of 70,000 shares of common stock to seven employees (10,000 shares each) with a total fair value of $7,000 or $0.10 per share. As of September 30, 2014, these shares had not been issued and have been recorded as a stock payable at the fair value totaling $7,000. The shares were issued in July 2014.

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

In November 2014, the Company sold and issued 18,000,000 shares of common stock and a stock warrant for 4,500,000 shares to an accredited investor for a total cash consideration of $1,980,000. As part of this sale of common stock, the Company incurred an offering expense of $109,000 in cash and issued 2,000,000 shares of common stock and stock warrant for 3,000,000 shares with an exercise price of $0.11. The related offering expense has been netted against the net proceeds raised from this sale of common stock.

In December 2014, the Company sold and issued 968,863 shares of common stock in a private offering to accredited investors for a total cash consideration of $106,575.

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

Securities Authorized for Issuance under Equity Incentive Plans

The 2000 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2000 Plan allows for the issuance of incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2000 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2000 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2000 Plan available for grant at December 31, 2014 was 21,869,763.

In November 2004, our Board of Directors adopted the 2004 Consultant Stock Plan (the "2004 Plan"). The purpose of this 2004 Consultant Stock Plan is to advance our interests by helping us obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock. We reserved 2,000,000 shares of our Common Stock for awards to be made under the 2004 Plan. We filed a registration statement on Form S-8 with the SEC on November 26, 2004 to register the shares underlying the 2004 plan. The 2004 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2004 Plan. The number of shares under the 2004 Plan available for grant at December 31, 2014 was 500,000.

On May 9, 2005, our Board of Directors adopted the 2005 Equity Compensation Plan (the "2005 Plan"). The purpose of this Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success, by offering them an opportunity to participate in the our future performance through awards of Options, the right to purchase Common Stock and Stock Bonuses. We reserved 10,000,000 shares of our Common Stock for awards to be made under the 2005 Plan. The 2005 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee, or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2005 Plan. We filed a registration statement on Form S-8 with the SEC on June 8, 2005 to register the shares underlying the 2005 plan. The number of shares under the 2005 Plan available for grant at December 31, 2014 was -0-.

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2014.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	21,869,763
Total	—	—	21,869,763

A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable
Outstanding as of December 31, 2012	39,700,000			39,700,000
Granted	250,000	$0.07	$0.07	250,000
Exercised	(1,000,000)			(1,000,000)
Expired	(3,000,000)			(3,000,000)
Outstanding as of December 31, 2013	35,950,000			35,950,000
Granted	5,030,000	$0.11	$0.11	5,030,000
Expired	(500,000)			(500,000)
Outstanding as of December 31, 2014	40,480,000			40,480,000

Exercise prices and weighted-average contractual lives of 40,480,000 stock options outstanding as of December 31, 2014 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01	25,000,000	2.68	$0.01	25,000,000	$0.01
$0.07	6,250,000	6.47	$0.07	6,250,000	$0.07
$0.06	1,200,000	0.38	$0.06	1,200,000	$0.06
$0.07	3,000,000	5.98	$0.07	3,000,000	$0.07
$0.14	3,000,000	9.50	$0.14	3,000,000	$0.14

The fair value for options granted were determined using the Black-Scholes option-pricing model.

Warrants:

The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2014.

	Warrants	Weighted average Exercise Price
Outstanding as of December 31, 2012	17,400,000	$0.07
Issued/Vested	-
Cancelled/Expired	(4,000,000)
Outstanding as of December 31, 2013	13,400,000	$0.07
Issued/Vested	19,243,182	$0.09
Exercised	(4,000,000)
Cancelled/Expired	(3,400,000)
Outstanding as of December 31, 2014	25,243,182	$0.07

Date	Number of Warrants	Exercise Price	Contractual Life Remaining	Number of Shares Exercisable
April 2012	6,000,000	$0.05	0.8 year	6,000,000
January 2014	909,091	$0.09	4.1 year	909,091
February 2014	9,125,000	$0.08	4 .1years	9,125,000
March 2014	909,091	$0.09	4.2 years	909,091
August 2014	800,000	$0.08	4.7 years	800,000
November 2014	7,500,000	$0.11	4.9 years	7,500,000
	25,243,182			25,243,182

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

The first (Metallicum Inc.) goal is to demonstrate our business-model, a licensing model, given that we are an inventions commercialization company.

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

In June 2008, we acquired Metallicum, Inc. (“Metallicum”) and its licensed patented technology. We entered into a stock purchase agreement with Metallicum, Inc. to acquire all of the outstanding capital in exchange for 15,000,000 restricted shares of our common stock. An additional 15,000,000 shares of our common stock will be payable to Metallicum in the event of meeting certain milestones. At December 31, 2011, one milestone was met. Metallicum was granted an exclusive license by The Los Alamos National Laboratory on patents related to nanostructured metals. In September 2009, we entered into a technology transfer agreement and sale with Carpenter Technology Corporation, (“Carpenter”) wherein Carpenter was to fully develop, manufacture and market a new class of high strength metals. On February 11, 2015, the Company and Carpenter entered into a Settlement Agreement and Mutual Release pursuant to which the parties provided a full release of one another, Carpenter paid the Company $8,000,000, Carpenter transferred to the Company all intellectual and physical property that was part of the original agreement, Carpenter agreed to provide follow-on technical assistance and Carpenter provided a list of all customers and contacts.

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

For the years ended December 31, 2014 and 2013, significantly all of our revenue was generated by one customer, Carpenter Technology Corporation. We did not have any significant suppliers.

YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013.

GROSS PROFIT. The $642,000 of revenue recognized for the year ended December 31, 2014 related to service income and is nearly equivalent to the $652,000 in revenue earned during the year ended December 31, 2013. The fees earned pursuant to the agreement with Carpenter have been proportionately recognized as revenue based upon the total fees collected over a 42 month period and minimum royalty payments. The 42 month period is based on the time periods described in the Agreement (6 months after the Effective Date), (12 months after the Effective Date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is March 12, 2011. As of December 31, 2013, fees to be collected over the 42 months period associated with the Agreement have all been earned and collected. In 2014, we received $600,000 as a minimum royalty payment pursuant to the Agreement.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $2,256,000 for the year ended December 31, 2014 compared with $1,500,000 for the year ended December 31, 2013. General and administrative expenses increased primarily as a result of costs related to stock based awards to our officers and directors of approximately $670,000 granted during 2014.

RESEARCH AND DEVELOPMENT. Research and development expenses consist of consultants and contractors. Research and development expenses were $1,861,000 for the year ended December 31, 2014 compared with $960,000 for the year ended December 31, 2013. Research and development expenses increased due to the design, engineering and construction of the next generation instruments to be used for the MD Anderson Cancer Center; hiring of four professional individuals; continued expenses working with the University of New Mexico; and continued development on intellectual property related to our nano-technology.

OTHER INCOME AND (EXPENSES). Other income and (expenses) were $(330,000) for the year ended December 31, 2014 compared with $(120,000) for the year ended December 31, 2013. The increase is primarily related to an increase in interest expense and debt discounts related to new loans totaling $1,000,000 during 2014.

NET LOSS. Our net loss was $3,805,000 for the year ended December 31, 2014 compared to a net loss of $1,928,000 for the year ended December 31, 2013. The increase in net loss resulted from the aforementioned factors noted above.

COMPREHENSIVE LOSS. Our comprehensive loss was $3,087,000 for the year ended December 31, 2014 compared to comprehensive loss of $1,928,000 for the year ended December 31, 2013.

LIQUIDITY AND PLAN OF OPERATIONS

Stockholders’ deficit totaled $832,000 on December 31, 2014 and the working capital surplus was $737,000 on such date. Although we have $2,528,000 of cash on hand as of December 31, 2014, we anticipate the need to continue raise fund for the costs incurred related to research and patents for Senior Scientific technology and cover the cash needs of our overhead for 2015.

At December 31, 2014, our significant assets include our portfolio of intellectual property relating to the various technologies, our contracts with third parties pertaining to technology development, acquisition, and licensing; our cash on hand; and our strategic alliances with various scientific laboratories, educational institutions, scientists and leaders in industry and government.

We had an increase of $1,950,000 in cash and cash equivalents for the year ended December 31, 2014, as a result of cash provided by financing activities offset by our net loss. For the year ended December 31, 2014, cash used by operating activities was $2,535,000 compared to $964,000 used by operating activities for the year ended December 31, 2013. Cash used by operating activities in 2014 was primarily as a result of our net loss which was offset by non-cash expenditures related to stock-based expenses totaling $878,000, debt discount and original issue discount of $147,000, and depreciation and amortization expense of $202,000. Cash used in investing activities for the year ended December 31, 2014 totaled $36,000 related to purchase of equipment for our research and development. There was $4,521,000 of cash provided by financing activities in the year ended December 31, 2014 as the result of issuance of common stock and a promissory note in 2014 compared to $1,630,000 cash provided by financing activities during the same period in 2013.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, investor relations services, public relations services, bookkeeping services, consultant services, and rent; and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of December 31, 2013, we had $2,528,000 in cash. We intend to satisfy our capital requirements for the next 12 months from our cash on hand and continued efforts to raise funds. In February 2015, we had entered into a Settlement Agreement and Mutual General Release with Carpenter Technology Corporation whereby Carpenter agreed as consideration for the full and final settlement and satisfaction of all claims we have or could assert against Carpenter in connection with September 12, 2009 Technology Agreement that among other things, Carpenter would pay us $8,000,000 which we received February 2015.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Manhattan Scientifics, Inc.

We have audited the accompanying consolidated balance sheet of Manhattan Scientifics, Inc. (“the Company”) as of December 31, 2014 and the related consolidated statements of operations and other comprehensive loss, stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manhattan Scientifics, Inc. at December 31, 2014 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

RBSM LLP

New York, NY

March 31, 2015

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

PMB Helin Donovan, LLP

Austin, TX

March 31, 2014

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,528,000	$578,000
Prepaid expenses and other assets	-	12,000
Total current assets	2,528,000	590,000

Fixed assets, net of accumulated depreciation of $175,000 and $136,000, respectively	144,000	147,000
Investments	2,000	2,000
Intellectual property, net of accumulated amortization of $681,000 and $217,000, respectively	957,000	1,120,000
Other asset	2,000	2,000
Total assets	$3,633,000	$1,861,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$426,000	$389,000
Accrued interest and expenses – related parties	19,000	19,000
Note payable to former officers	450,000	450,000
Convertible notes payable	896,000	896,000
Total current liabilities	1,791,000	1,754,000

Long-term Liabilities
Convertible notes payable, net of unamortized debt discount of $884,000 and $213,000, respectively	1,616,000	1,287,000
Total long-term liabilities	1,616,000	1,287,000
Total liabilities	3,407,000	3,041,000
Mezzanine equity
Series D convertible, authorized 105,671 shares and 105,671
issued and outstanding at December 31, 2014 and 2013, respectively	1,058,000	1,058,000

STOCKHOLDERS' DEFICIT
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525	-	-
shares; issued and outstanding - none
Series B convertible, authorized 250,000 shares; 49,999 shares issued and	-	-
outstanding at December 31, 2014 and 2013
Series C convertible, redeemable, authorized 14,000 shares;	-	-
issued and outstanding - none

Common, authorized 950,000,000 shares, 516,378,036 and 464,963,554 shares issued and outstanding at December 31, 2014 and 2013, respectively	516,000	465,000
Additional paid-in-capital	61,894,000	56,734,000
Accumulated deficit	(63,242,000)	(59,437,000)
Total stockholders' deficit	(832,000)	(2,238,000)

Total liabilities and stockholders' deficit	$3,633,000	$1,861,000

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2014	2013

Revenue	$642,000	$652,000

Operating costs and expenses:
General and administrative	2,256,000	1,500,000
Research and development	1,861,000	960,000
Total operating costs and expenses	4,117,000	2,460,000

Loss from operations before other income and expenses	(3,474,000)	(1,808,000)

Other income and expenses:
Interest and other expenses	(330,000)	(120,000)

NET LOSS BEFORE INCOME TAXES	(3,805,000)	(1,928,000)

Income tax expense	-	-

NET LOSS	(3,805,000)	(1,928,000)

BASIC LOSS PER COMMON SHARE:
Weighted average number of common shares outstanding	485,631,117	461,107,333

Basic loss per common share	$(0.01)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For The Years Ended December 31, 2014 And 2013

	Preferred Stock $.001 Par Value Series B		Common Stock $.001 Par Value		Additional Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance December 31, 2012	49,999	$-	458,942,480	$459,000	$56,231,000	$22,000	$(57,509,000)	$(797,000)

Issuance of shares for cash			2,363,636	2,000	128,000			130,000
Issuance of shares for services			3,657,438	4,000	138,000			142,000
Recognition of debt discount on warrants associated with debt					227,000			227,000
Stock options issued for services					10,000			10,000
Conversion of debt to preferred stock by shareholder					1,058,000			1,058,000
Comprehensive loss						(22,000)		(22,000)
Net loss							(1,928,000)	(1,928,000)

Balance December 31, 2013	49,999	-	464,963,554	465,000	56,734,000	-	(59,437,000)	(2,238,000)

Issuance of shares for cash			43,654,909	43,000	3,477,000			3,520,000
Issuance of shares for services			7,759,573	8,000	290,000			298,000
Recognition of debt discount on warrants associated with debt					818,000			818,000
Stock options issued for services					575,000			575,000
Net loss							(3,805,000)	(3,805,000)

Balance December 31, 2014	49,999	-	516,378,036	$516,000	$61,894,000	$-	$(63,242,000)	$(832,000)

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,805,000)	$(1,928,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	303,000	294,000
Stock options issued/vested for services	575,000	10,000
Debt discount and original issue discount accretion	147,000	14,000
Amortization of intellectual property and fixed assets	202,000	227,000
Changes in:
Accounts receivable	--	257,000
Prepaid expenses and other assets	6,000	--
Accounts payable	37,000	155,000
Accrued interest and expenses, related parties	--	7,000

Net cash used in operating activities	(2,535,000)	(964,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(36,000)	(179,000)

Net cash used in investing activities	(36,000)	(179,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	1,000,000	1,500,000
Payment on related party note payable	--	--
Proceeds from issuance of common stock, net of offering costs	3,521,000	130,000

Net cash provided by financing activities	4,521,000	1,630,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,950,000	487,000
Cash and cash equivalents, beginning of period	578,000	91,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,528,000	$578,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt to preferred stock by shareholder	$-	$1,058,000
Recognition of debt discount on warrants associated with debt	$202,000	$227,000

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 1 – ORGANIZATION AND OPERATIONS

Manhattan Scientifics, Inc., a Delaware corporation (formerly Grand Enterprises, Inc) (“Grand”) was established on July 31, 1992 and has two wholly-owned subsidiaries: Metallicum, Inc. (“Metallicum”), Senior Scientific LLC (“Senior Scientific”). On June 12, 2008, the Company acquired Metallicum, Inc, for 15,000,000 shares of Company’s common stock, Manhattan Scientifics, Inc., operates as a technology incubator that seeks to acquire, develop and commercialize life-enhancing technologies in various fields, with emphasis in the areas of nano-technologies and nano-medicine. In this capacity, the Company continues to identify emerging technologies through strategic alliances with scientific laboratories, educational institutions, and scientists and leaders in industry and government. The Company has a long standing relationship with Los Alamos Laboratories in New Mexico. During 2008, the Company refocused its efforts from the development of its fuel cell technologies to its current focus on the development of nanomaterials through the acquisition of Metallicum.

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

DECEMBER 31, 2014 AND 2013

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

BASIS OF CONSOLIDATION:

The consolidated financial statements include the accounts of Manhattan Scientific, Inc. and its wholly owned subsidiaries Metallicum and Senior Scientific. All significant intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements include the operating activities of Metallicum and Senior Scientific for the years ended December 31, 2014 and 2013.

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

CASH CONCENTRATION:

The Company’s cash accounts are fully insured up to $250,000. As of December 31, 2014 and 2013, the Company had cash accounts exceeding insured amount totaling $2,140,000 and $129,000, respectively.

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

DECEMBER 31, 2014 AND 2013

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

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nano-structured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represents its fair value. The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At December 31, 2014 and 2013, accumulated amortization was $194,000 and $164,000. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At December 31, 2014 and 2013, accumulated amortization was $20,000 and $16,000. Under the terms of the agreement the Company is required to pay an annual license fee of $10,000 starting in February 2010 and, may be required to pay royalties, as defined, to the licensors.

In 2011, the Company acquired Scientific Nanomedicine, Inc. which held the commercial rights to technology and intellectual property with respect to the early detection of diseases using nanotechnologies. The acquisition of Scientific Nanomedicine, Inc. has been accounted for as an asset purchase since this company had no tangible assets or liabilities and did not have the business inputs and outputs to be considered a business. The purchase price totaling $1,300,000 (fair value of 21,667,000 shares of common stocks issued) has been allocated to in process research and development and is being amortized over its estimated benefit period of 10 years. At December 31, 2014 and 2013, accumulated amortization was $467,000 and $37,000.

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

MANHATTAN SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

BASIC AND DILUTED LOSS PER SHARE

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of December 31, 2014 and 2013, 65,723,000 and 49,350,000 dilutive shares were excluded from the calculation of diluted loss per common share.

RESEARCH AND DEVELOPMENT:

Research and development costs are expensed as incurred and amounted to $2,168,000 and $960,000 for the years ended December 31, 2014 and 2013.

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

DECEMBER 31, 2014 AND 2013

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

The fair value of the Company’s debt as of December 31, 2014 and December 31, 2013 approximated their fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of December 31, 2014 and December 31, 2013 because of the relative short term nature of these instruments. At December 31, 2014 and December 31, 2013, the fair value of the Company’s debt approximates carrying value.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors ("ASU 2014-04"), which intends to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. ASU 2014-04 is effective for annual periods, and interim periods within those annual periods beginning after December 15, 2014. We will adopt this standard effective January 1, 2015. Our adoption of ASU 2014-14 is not expected to have a material impact on our consolidated financial statements.

MANHATTAN SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern. The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

NOTE 3 – INVESTMENTS

As of December 31, 2014 and 2013, the Company owned 1,075,648 shares of Novint common stock or approximately 3%. The fair value of the Novint shares was $-0- and $-0- as of December 31, 2014 and 2013, respectively.

The Company has an additional investment in Aprils, Inc. which is accounted for at a cost of $2,000.

NOTE 4 – RELATED PARTY AND FORMER OFFICERS NOTES PAYABLE

In December 2007, the former Chief Operating Officer, and former Chief Executive Officer and shareholder collectively forgave $1,416,500 of their outstanding accrued salaries ($1,387,500) and note payable ($29,000) balances. In December 2012, the former Chief Operating Officer forgave $80,000 of the accrued salaries balance. The amount forgiven has been accounted for as contributed capital. Additionally, the Company repaid $5,000 of the former Chief Executive Officer’s note payable balance. The remaining unpaid note payable balance totaling $450,000 at December 31, 2013 comprised of a loan payable of $450,000 to its former Chief Operating Officer. During 2013, the former Chief Executive Officer and shareholder converted the outstanding balance due him totaling $1,071,000 into 105,761 shares Preferred Stock Class D Convertible Shares. The loans bore interest at 5.5% per annum and were initially due December 31, 2002 and have been mutually extended. Under the terms of the note extensions dated December 12, 2007, the loans bear interest at 5% per annum and are now due. The Company has recorded interest expense for notes payable to these former officers of approximately $23,000 and $43,000 for the years ended December 31, 2014 and 2013, respectively. Accrued interest related to these notes payable approximated $268,000 and $245,000 as of December 31, 2014 and 2013, respectively and is included in accrued liabilities.

MANHATTAN SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 5 – CONVERTIBLE NOTES PAYABLE

From October 21, 2011 to April 26, 2012, the Company issued convertible notes for $600,000 (the "Convertible Notes") of which $200,000 was received on October 21, 2011, $100,000 was received on January 31, 2012 and $300,000 was received on April 26, 2012. The non-interest bearing notes can be converted into the Company’s common stock, at any date after six months from the issuance of each Note, at a conversion price of 67% of the fair value of the Company’s common stock upon the date of conversion notice, subject to a floor price of approximately $0.041 for the note issued in October 2011, approximately $0.044 for the note issued in January 2012 and approximately $0.034 for the note issued in April 2012. The holder of the notes has not converted any portion of the notes as of December 31, 2013 and 2012. Additionally, the note holder was issued warrants for 6,000,000 shares of the Company’s common stock with an exercise price of $0.05 that expire on October 15, 2015 ("Warrants"). The conversion feature to the note payable has been accounted for as an original issue discount approximating $296,000 which has been fully accreted as of December 31, 2012. The warrant associated with the note has been accounted for as a debt discount with an approximate value of $296,000 which has been allocated to the note’s fully accreted value of $896,000 (original note amount plus original debt discount) on proportionate basis which amounted to $195,000. The warrant value of $252,000 was determined using the Black-Scholes option pricing model based on the following assumptions: 2 year term; volatility rate of 134% to 135%; and discount rate of 2.5%. For the year ended December 31, 2012, the Company has recorded an expense associated with original debt discount and expense associated with the debt discount (warrants) of $422,000. Accordingly, the carrying net value of this note at December 31, 2014 and 2013 totals $896,000, comprising of $600,000 (original face value) plus the fully accreted original debt discount of $296,000.

During 2013 and 2014, the Company issued convertible notes for $2,500,000 through its wholly-owned subsidiary, Senior Scientific, LLC. The convertible notes bear interest at 8%, mature four years from the date of issuance, and are convertible into either: (1) membership interests of Senior Scientific, LLC equal to the quotient of the principal due of the convertible notes divided by $2,500,000 multiplied by 18% of the total equity of Senior Scientific, LLC outstanding as of the date hereof; or (2) the number of shares of common stock of the Company equal to the quotient of the principal and interest payable due of the convertible notes divided by a conversion price of $0.055 per share. The Company may not prepay the convertible notes. In the event of a default and so long as the default exists, interest on the convertible notes will accrue at 10%. The Company must pay all accrued interest on the convertible notes on the first calendar day of each quarter. The conversion feature to the note payable has been accounted for as an original issue discount approximating $1,045,000 which $148,000 and $14,000 has been accreted and recorded as interest expense for the years ended December 31, 2014 and 2013, respectively. Accordingly, the carrying net value of this note at December 31, 2014 and 2013 totals $1,616,000 and $1,287,000, respectively, comprising of $2,500,000 and $1,500,000 (original face value) plus the unamortized original debt discount of $884,000 and $213,000, respectively.

NOTE 6 – CAPITAL TRANSACTIONS

Preferred Stock

The Company has a total of 1,000,000 shares of authorized preferred shares which are segregated into four classes of preferred stock.

The Company has 182,525 authorized shares of convertible, redeemable, 10 percent cumulative, Class A, Preferred Stock with $0.001 par value. One Class A, Preferred share is convertible into 50 restricted common shares and will be entitled to the number of votes equal to the number of shares of common stock into which such holder’s shares of Series A Preferred stock could be converted at the time of the vote. Class A, Preferred Stock is redeemable by the Company at $15 per share. Upon liquidation the holders of Series A Preferred stock will be entitled to be paid out of the assets available for distribution of the corporation an amount equal to $10 per share, before any payment will be made to the common shareholders. As of December 31, 2014 and 2013, no shares of Preferred Stock were issued and outstanding.

The Company has 250,000 authorized shares of Class B, Preferred Stock with $0.001 par value. As of December 31, 2014 and 2013, 49,999 shares of Preferred Stock were issued and outstanding. Class B preferred shares are convertible at a rate of 1 Series B preferred share to 10 common shares.

MANHATTAN SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The Company has 14,000 authorized shares of redeemable, convertible, Class C, Preferred Stock with $100 stated value. Class C, Preferred Stock is not entitled to receive dividends unless dividends are paid on common stock. Upon liquidation Class C, Preferred Stock shall be treated as if it were converted to common stock prior to liquidation. Class C, Preferred Stock is convertible at $100 divided by the 10 day average closing price of common stock. The Class C, Preferred Stock is redeemable by the Company at the stated value. As of December 31, 2014 and 2013, no shares of Preferred Stock were issued and outstanding.

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

The Company has 447,714 and 553,475 undesignated blank check preferred stock, $0.001 par value, authorized as of December 31, 2014 and 2013, none outstanding. The preferred shares are to be issued in such series and to have such rights, preferences, and designation as determine by the Board of Directors of the Company.

Common Stock

The Company has a total of 950,000,000 shares of authorized common shares. As of December 31, 2014 and 2013, 516,378,036 and 464,963,554 shares of common stock were issued and outstanding, respectively.

Stocks issued during 2014

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

MANHATTAN SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

In May 2014, the Company granted the issuance of 70,000 shares of common stock to seven employees (10,000 shares each) with a total fair value of $7,000 or $0.10 per share. As of September 30, 2014, these shares had not been issued and have been recorded as a stock payable at the fair value totaling $7,000. The shares were issued in July 2014.

In June 2014, the Company issued 116,666 shares of common stock to a consultant for services with a total value $7,000.

In July 2014 and August 2014, the Company issued 3,658,913 shares of common stock to five of its board of directors related to the exercise of options for 4,000,000 shares with an exercise price of $0.013 previously granted in 2007 on a cashless basis based on a fair market value of $0.15 per share.

In August 2014, the Company issued 800,000 shares of common stock related to a previously granted stock option to a consultant with an exercise price of $0.07 for a total cash value of $56,000.

In September 2014, the Company issued 380,660 shares of common stock to a consultant for services rendered with a fair value of $14,000.

MANHATTAN SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

In November 2014, the Company sold and issued 18,000,000 shares of common stock and a stock warrant for 4,500,000 shares to an accredited investor for a total cash consideration of $1,980,000. As part of this sale of common stock, the Company incurred an offering expense of $109,000 in cash and issued 2,000,000 shares of common stock and stock warrant for 3,000,000 shares with an exercise price of $0.11. The related offering expense has been netted against the net proceeds raised from this sale of common stock.

In December 2014, the Company sold and issued 968,545 shares of common stock in a private offering to two individuals for a total cash consideration of $106,540.

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

MANHATTAN SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The 2000 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2000 Plan allows for the issuance of incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2000 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2000 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2000 Plan available for grant at December 31, 2014 and 2013 was 21,869,763 and 25,281,000.

In November 2004, the Company’s Board of Directors adopted the 2004 Consultant Stock Plan (the "2004 Plan"). The purpose of this 2004 Consultant Stock Plan is to advance the Company’s interests by helping the Company obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock. The Company reserved 2,000,000 shares of Common Stock for awards to be made under the 2004 Plan. A registration statement on Form S-8 was filed with the SEC on November 26, 2004 to register the shares underlying the 2004 plan. The 2004 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2004 Plan. The number of shares under the 2004 Plan available for grant at December 31, 2014 and 2013 was 500,000.

On May 9, 2005, the Company’s Board of Directors adopted the 2005 Equity Compensation Plan (the "2005 Plan"). The purpose of this Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success, by offering them an opportunity to participate in the Company’s future performance through awards of Options, the right to purchase Common Stock and Stock Bonuses. The Company reserved 10,000,000 shares of Common Stock for awards to be made under the 2005 Plan. The 2005 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2005 Plan. A registration statement on Form S-8 was filed with the SEC on June 8, 2005 to register the shares underlying the 2005 plan. The number of shares under the 2005 Plan available for grant at December 31, 2014 was -0-.

During 2013, the Company issued options for 250,000 shares of common stock vesting immediately, exercise price of $0.07 per share, and 5 year life. The fair value of this option awarded totaled $10,000 based on the Black-Scholes option pricing model using the following assumptions: 5 year term; volatility rate of 133%; and a risk free rate of 2.5%.

During 2014, the Company granted an option for 5,030,000 shares of common stock vesting over four year period, exercise price ranging from $0.06 to $0.26 per share, and five year lives from when the option is fully vested. The fair value of this option totaled $582,000 based on the Black-Scholes option pricing model using the following assumptions: 5 year term; volatility rate of ranging from 124% to 125%; and a risk free rate of 2.5%.

 Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2014, the most recently completed fiscal year.

At December 31, 2014, the 40,480,000 outstanding options had an aggregate intrinsic value of $1,566,000.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	21,869,763
Total	—	—	21,869,763

MANHATTAN SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable
Outstanding as of December 31, 2012	39,700,000			39,700,000
Granted	250,000	$0.07	$0.07	250,000
Exercised	(1,000,000)			(1,000,000)
Expired	(3,000,000)			(3,000,000)
Outstanding as of December 31, 2013	35,950,000			35,950,000
Granted	5,030,000	$0.11	$0.11	5,030,000
Expired	(500,000)			(500,000)
Outstanding as of December 31, 2014	40,480,000			40,480,000

Exercise prices and weighted-average contractual lives of 40,480,000 stock options outstanding as of December 31, 2014 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01	25,000,000	2.68	$0.01	25,000,000	$0.01
$0.07	6,250,000	6.47	$0.07	6,250,000	$0.07
$0.06	1,200,000	0.38	$0.06	1,200,000	$0.06
$0.07	3,000,000	5.98	$0.07	3,000,000	$0.07
$0.14	3,000,000	9.50	$0.14	3,000,000	$0.14
$0.06	2,000,000	9.25	$0.06	2,000,000	$0.06
$0.26	30,000	4.96	$0.26	1,000	$0.26

The fair value for options granted were determined using the Black-Scholes option-pricing model.

MANHATTAN SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Warrants:

The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2014.

	Warrants	Weighted average Exercise Price
Outstanding as of December 31, 2012	17,400,000	$0.07
Issued/Vested	-
Cancelled/Expired	(4,000,000)
Outstanding as of December 31, 2013	13,400,000	$0.07
Issued/Vested	19,243,182	$0.09
Exercised	(4,000,000)
Cancelled/Expired	(3,400,000)
Outstanding as of December 31, 2014	25,243,182	$0.07

Date	Number of Warrants	Exercise Price	Contractual Life Remaining	Number of Shares Exercisable
April 2012	6,000,000	$0.05	0.8 year	6,000,000
January 2014	909,091	$0.09	4.1 year	909,091
February 2014	9,125,000	$0.08	4.1 years	9,125,000
March 2014	909,091	$0.09	4.2 years	909,091
August 2014	800,000	$0.08	4.7 years	800,000
November 2014	7,500,000	$0.11	4.9 years	7,500,000
	25,243,182			25,243,182

MANHATTAN SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 7 – INCOME TAXES

The provision for income taxes on the statements of operations consists of $-0- and $-0- for the years ended December 31, 2014 and 2013, respectively. Deferred tax assets are comprised of the following at December 31:

	2014	2013
Net operating loss carryforward	$11,856,000	$10,744,000
Temporary differences	6,158,000	5,748,000
Less valuation allowance	(18,014,000)	(16,492,000)
Deferred tax asset, net	-	-

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. At December 31, 2014 and 2013, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2014 and 2013, net operating loss carryforwards were approximately $45,251,000 and $41,446,000, respectively, for federal tax purposes that expire at various dates from 2013 through 2030 and for state tax purposes expire in 2014 through 2024.

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state regulations. The annual limitation may result in the expiration of substantial net operating loss carryforwards before utilization.

For December 31, 2014 and 2013, the provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2014 and 2013) to income taxes as follows:

	2014	2013
Tax benefit computed at 34%	$410,000	$127,000
Change in valuation allowance	(1,522,000)	(771,000)
Change in carryovers and tax attributes	1,112,000	644,000
Income tax provision	-	-

MANHATTAN SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 8 – COMMITMENTS

Operating Leases

The Company’s principal executive offices in New York are leased on a month to month basis for $500 per month. For the years ended December 31, 2014 and 2013, rent expense was $6,000, and $6,000 respectively.

Consulting Agreement

On June 1, 2014, the Company entered into consulting agreement with Gerald Grafe, a shareholder, whereby Mr. Grafe has been retained to serve as President for Senior Scientific for a period of twenty four (24) months ending on May 31, 2016. As compensation, Mr. Grafe will the right to receive 5,000,000 shares of the Company’s common stock (conditionally vest on certain conditions) and monthly fee of $17,000. Additionally, Mr. Grafe will accrue an additional deferred consulting fee of $4,200 a month however, if the Company’s per share average closing bid for the 15 days prior to such date is above $0.20 per share then, the deferred fee for the preceding 3 months shall not be accrued, and 625,000 shares (or the total remaining unvested shares, if less than 625,000 shares) shall vest.

Litigation

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of December 31, 2014 and 2013, the Company was not party to any material litigation, claims or suit whose outcome could have material effect to the financial statements.

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

Metallicum, Inc.

In June 2008, the Company completed the purchase of Metallicum, Inc., a privately held research and development company of nano-structured materials, by acquiring all of the outstanding capital stock of Metallicum, Inc. for a total purchase price of $305,000. In connection with the Metallicum acquisition, the Company has agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with FASB ASC 805, the Company does not accrue contingent consideration obligations prior to the attainment of the objectives. At December 31, 2014, maximum potential future consideration pursuant to such arrangements, to be resolved over the following years, is the potential issuance of 15 million restricted shares of the Company’s common stock having a current approximate value of $1,050,000. Any such payments would result in increases in intangible assets.

MANHATTAN SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

Upon achieving milestones 1 and 2 Metallicum will receive 6,000,000 shares of common stock. Upon achieving each milestone 3, 4 and 5 Metallicum shareholders will receive 3,000,000 shares of common stock for each milestone reached. As of December 31, 2014, the Company has so far only achieved milestone 1.

NOTE 9 – TECHNOLOGY TRANSFER AGREEMENT AND SUB-LICENSE AGREEMENT

On September 12, 2009, the Company entered into a contract with Carpenter Technology Corp. to sell certain nanostructured metal technologies acquired from Metallicum, Inc, its wholly owned subsidiary, to Carpenter and to provide sub-license rights to Carpenter covering license agreements that the Company has from Los Alamos Laboratories. The agreement has two distinct elements: and sale and services agreement and a sub-license agreement. The first element irrevocably transfers the field technology to Carpenter Technology Corporation and Carpenter may develop or use the technology for its own benefit. Carpenter agrees to pay a sales price of $600,000 and pay royalties for products developed using this technology. In addition, the Company can receive additional service income for assisting Carpenter in the production process. These additional services are elective and do not affect the sale of the technology. The second element of the agreement is a sub-license to Carpenter for patents (the LANS patents) that are licensed by the Company from Los Alamos Laboratories. The sub-license agreement obligates Carpenter to pay MSI a running royalty on the sales of products that require license to the LANS patents but does not have any upfront fee or annual minimum royalties. As of December 31, 2014, fees to be collected over the 42 months period associated with the Agreement have been earned and collected.

The Company recognized the sales revenue upon transfer of the technology and the service income over the term of the agreement. The royalty income will be recognized as products are developed using the field technology or sub-license.

As of December 31, 2014 and 2013, the Company earned $-0- and $343,000 and recorded such amount as revenue for the years ended December 31, 2014 and 2013. The amount received by the Company relates to services provided under the first element of the contract regarding additional services. The Company earned service income for time that a consultant to the Company, Dr. Lowe, made himself available to Carpenter in accordance with the Technology Transfer Agreement. The fees earned pursuant to the agreement with Carpenter were proportionately recognized as revenue based upon the total fees to be collected over a 42 month period. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).

MANHATTAN SCIENTIFICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

In January 2013, the Company entered into a licensing agreement with a party granting certain licensing rights to the Company's nanostructured metal technology. As consideration: the Company received $210,000 during 2013, and will receive $30,000 by December 31, 2013; $30,000 by December 1, 2014; and $30,000 upon commercial launch by the party or the latest December 1, 2015. For the years ended December 31, 2014 and 2013, the Company recorded the receipt of $-0- and $210,000, respectively, as revenue.

NOTE 10 – SUBSEQUENT EVENTS

On January 12, 2015, our wholly-owned subsidiary, Senior Scientific, LLC (”Senior”), entered into an Executive Employment Agreement (the ”Proulx Agreement”) with Robert R. Proulx, who will serve as the Chief Operating Officer and President for Senior. The Proulx Agreement is for a term through January 31, 2018 at a base salary of $250,000. In addition, Mr. Proulx will recieve (i) 10,000,000 shares of common stock of the Company of which 2,500,000 shares of common stock will vest on commencement and the balance shall vest over 10 quarters at 750,000 per quarter and (ii) 5,000,000 shares of common stock of the Company to be issued upon certain defined events.

On January 30, 2015, the Company was notified by L.L. Bradford & Company, LLC (“Bradford”) that the firm has decided to discontinue the performance of public company audit services. Certain clients of Bradford are transitioning to RBSM, LLP (“RBSM”), to serve as their independent registered public accounting firm. As Bradford was engaged by the Company commencing on June 20, 2014 and did not participate in an audit of the Company’s financial statements, Bradford has not issued a report and has not expressed an audit opinion on the Company’s financial statements for any year end.

On February 5, 2015 (the “Engagement Date”), the Company engaged RBSM as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2014. The decision to engage RBSM as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

On February 11, 2015, the Company entered into a Settlement Agreement and Mutual General Releases (the "Settlement Agreement") Carpenter Technology Corporation related to the agreement discussed in Note 9, pursuant to which the parties settled and released each other from any and all liabilities and claims related to the Carpenter Agreements.

Under the terms of the Settlement Agreement and as consideration for the full and final settlement and satisfaction of all claims that the Company has or could assert against Carpenter in connection with the Carpenter Agreements, Carpenter will: (1) pay the Company $8,000,000 within 10 days from the date of the Settlement Agreement; (2) transfer and/or assign to the Company all physical and intellectual property which was the subject matter of the Carpenter Agreements free and clear of all liens and encumbrances; (3) provide the Company with follow on technical assistance; and (4) provide the Company with a complete list of all customers and contacts for same related to the technology which was the subject matter of the Carpenter Agreements. In addition, under the terms of the Settlement Agreement, neither party may disparage the other and the Carpenter Agreements were terminated and rendered null and void. As of the date this report, the Company has received the $8,000,000 portion of the Settlement Agreement.

On March 13, 2015, Marvin Maslow was elected as a member of the Board of Directors of the Company.

In consideration of legal services provided by Larry Schatz in connection with the litigation and settlement matters between the Company and Carpenter Technology Corporation, on March 13, 2015, the Company agreed to issue to Mr. Schatz 1,000,000 shares of common stock of the Company and warrants to acquire 2,500,000 shares of common stock. The common stock purchase warrants are exercisable for five (5) years at an exercise price of $0.12 per share. Mr. Schatz is a member of the Company's Board of Directors.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication. and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as or December 31, 2014:

Resources: As of December 31, 2014, we had one full-time employee in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

ITEM 9B. OTHER INFORMATION

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages and biographical information of each of our directors and executive officers as of March 27, 2015 are set forth below. There are no existing family relationships between or among any of our executive officers or directors.

NAME	AGE	POSITION

Emmanuel Tsoupanarias	62	Chairman of the Board, President and Chief Executive Officer
Leonard Friedman	77	Secretary and Director
Frank Georgiou	64	Director
Chris Theoharis	62	Director
Larry Schatz	68	Director
Marvin Maslow	77	Director

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

EMMANUEL TSOUPANARIAS has served as our chief executive officer and chairman of the Board since November 1, 2007. Mr. Tsoupanarias is the president, founder and editor of FuelCellsWorks.com, a weekly trade publication that has become the voice of the fuel cell industry. He is internationally recognized as an expert in fuel cell development. Prior to his tenure at FuelCellsWorks.com, Mr. Tsoupanarias was an executive in the power generation manufacturing sector. From 1992 to 2007 Mr. Tsoupanarias has served as a Project Manager in the power generation sector and from 2000 has served as a consultant in the fuel cell industry. His technical and engineering background and his 7-year tenure as the Company’s CEO qualify him for the Company’s Board.

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

LARRY SCHATZ has served as a director since June 2010. He is of Counsel at Grubman, Shire & Meiselas, P.C, a law firm where he has advised clients on business and corporate matters for the last 18 years. Mr. Schatz has practiced law in New York and Florida for over 44 years. He has served on boards of several public companies, including the Company from June 2003 to January 2006. Mr. Schatz’s experience advising clients on business and corporate matters and his experience on the boards of other public companies qualify him to serve on the Company’s Board.

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

MARVIN MASLOW served as the CEO of Manhattan Scientifics from January 1998 until November 2007. On March 13, 2015, Mr. Maslow was appointed as a director of the Company. From June 1990 through September 1996, Mr. Maslow served as chief executive officer of Projectavision, Inc., a company he co-founded to develop and market video projection technology. For more than 20 years, Mr. Maslow has been President of Normandie Capital Corp., a private investment and consulting company. Mr. Maslow is credited with the starting up and financing of more than 20 enterprises during his career. Mr. Maslow received an A.A.S. degree from the Rochester Institute of Technology in 1957 and an honorable discharge from the U.S. Army Signal Corps in 1963. Mr. Maslow serves as a paid consultant to the Company, attends board meetings and serves as a special advisor to the Board of Directors. He also serves as a Manager of the Company’s Senior Scientifics LLC subsidiary.

SECCTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2014, we believe that our executive officers, directors and ten percent stockholders complied with all reporting requirements applicable to them.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation awarded by us to our executive officers for the fiscal years ended December 31, 2014 and 2013. Other than the Employment Agreement entered into between the Company and Emmanuel Tsoupanarias, our CEO, we do not have employment agreements with any of our other officers.

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Emmanuel Tsoupanarias	2014	150,000	--	--	66,865	--	--		215,865
CEO and Chairman	2013	150,000	--	--	--	--	--	--	150,000

Gerald Grafe President of	2014	$225,875	--	$175,000	--	--	--	--	$400,875
Senior Scientific (1)	2013	205,500	--	112,500	--	--	--	--	318,000

(1) On December 31, 2014, Gerald Grafe resigned as President of Senior.

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

Director Compensation

For the year ended December 31, 2014, for their service as directors, each of the directors received $6,000 in fees.

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

OUTSTANDING EQUITY AWARDS

Name	Grant Date	Number of Securities Underlying Unexercised Warrants (#) Exercisable	Number of Securities Underlying Unexercised Warrants (#) Unexercisable (1)	Warrant Exercise Price ($)	Warrant Expiration Date

Emmanuel Tsoupanarias, Chairman and CEO	08/5/2011	6,000,000	-	$0.070	08/5/2021

Emmanuel Tsoupanarias, Chairman and CEO	06/30/2014	500,000	-	$0.140	06/30/2024

Larry Schatz, Director	03/31/2014	2,000,000	-	$0.055	03/31/2024

Frank Georgiou, Director	06/30/2014	500,000	-	$0.140	06/30/2024

Chris Theoharis, Director	06/30/2014	500,000	-	$0.140	06/30/2024

Leonard Friedman, Director	06/30/2014	500,000	-	$0.140	06/30/2024

Larry Schatz, Director	06/30/2014	500,000	-	$0.140	06/30/2024

Marvin Maslow, Director	06/30/2014	500,000	-	$0.140	06/30/2024

Grant of Plan Based Awards

No plan-based awards were made during the fiscal year ended December 31, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 26, 2015, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned. Share ownership in each case includes shares issuable upon exercise of options exercisable within 60 days of the date of this Annual Report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934 for purposes of computing the percentage of common stock owned by such person but not for purposes of computing the percentage owned by any other person. Unless otherwise indicated, the address of the below-listed persons is our address, The Chrysler Building, 405 Lexington Avenue, 26th Floor, New York, New York 10174.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class (1)

Emmanuel Tsoupanarias (2)	16,430,773	3.2%
Leonard C. Friedman (3)	10,423,641	2.0%
Frank Georgiou (4)	22,937,075	4.4%
Chris Theoharis (4)	4,742,374	1.0%
Larry Schatz (7)	6,500,000	1.3%
Marvin Maslow (5)(6)	73,257,545	14.1%
Directors and Executive Officers as a group (6 persons)	134,291,408	25.9%

Total	134,291,408	25.9%

____________

(1) This tabular information is intended to conform to Rule 13d-3 promulgated under the Securities Exchange Act of 1934 relating to the determination of beneficial ownership of securities. The percent of class is based on 518,378,036 shares and, for each beneficial owner, gives effect to the exercise of warrants or options exercisable within 60 days of the date of this table owned, in each case, by the person or group whose percentage ownership is set forth herein.

(2) Includes 10,200,106 owned by Saraklis Inc., a corporation controlled by Mr. Tsoupanarias, options to purchase 500,000 shares at $0.14 and options to purchase 5,000,000 shares at $0.07.

(3) Includes 2,500,000 shares owned in joint tenancy with his wife and a warrant to purchase 500,000 shares at a price of $0.14 per share.

(4) Includes a warrant to purchase 500,000 shares at a price of $0.14 per share.

(5) Includes 28,628,273 shares of Common Stock, options to purchase 25,000,000 shares of Common Stock, a warrant to purchase 500,000 shares of Common Stock at an exercise price of $0.14 per share.

(6) Includes 105,761 shares of Series D Preferred Stock on an as converted basis. The Series D Preferred Stock has a conversion price of $0.055 and a stated value of $10.00 per share. Each share of Series D Preferred Stock is convertible into such number of shares of common stock of the Company as determined by dividing stated value by the conversion price.

 (7) Includes options to purchase 2,000,000 shares at a price of $0.055 and 500,000 shares at a price of $0.14.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In December 2007, the former Chief Operating Officer, Jack Harrod, and former Chief Executive Officer, Marvin Maslow, collectively forgave $1,416,500 of their outstanding accrued salaries ($1,387,500) and note payable ($29,000) balances. The amount forgiven has been accounted for as contributed capital. Additionally, the Company repaid $5,000 of Marvin Maslow’s note payable balance. The remaining unpaid notes payable balances totaling $995,000 at December 31, 2011 and 2010 comprised of loans payable of $450,000 and $545,000 to Jack Harrod and Marvin Maslow, respectively. Mr. Harrod resigned April 1, 2006. Mr. Maslow resigned November 1, 2007. Mr. Maslow is a related party as a result of his beneficial ownership of more than 10% of the Company’s common stock. In addition, Mr. Maslow was appointed to the Board on March 13, 2015. The loans bore interest at 5.5% per annum and were initially due December 31, 2002 and have been mutually extended. Under the terms of the note extensions dated December 12, 2007, the loans bear interest at 5% per annum and are now due. The Company has recorded interest expense for notes payable to these former officers of approximately $50,000 and $50,000 for the years ended December 31, 2011 and 2010, respectively. Accrued interest related to these notes payable approximated $432,000 and $382,000 as of December 31, 2011 and 2010, respectively and is included in accrued liabilities, related parties. Mr. Maslow had agreed to waive any and all request for full payment of the amount owed to him until March 31, 2014. Sums earned to date from the Company in connection with equity and debt transactions have been credited to a reduction of the Company’s liability to him. On November 5, 2013, the Company entered into a Conversion Agreement with Mr. Maslow pursuant to which the Company agreed to convert $1,057,608 of debt, including principal and interest, currently owed to Mr. Maslow into 105,761 shares of Series D Preferred Shares of the Company.

The above transactions were approved by the Board of Directors of the Company. The Series D Preferred Stock does not pay dividends and the does not have a liquidation preference. The holder of the Series D Preferred Stock will be entitled to 20 votes for each share of common stock that the Series D Preferred Stock are convertible into. The Series D Preferred Stock has a conversion price of $0.055 (the “Conversion Price”) and a stated value of $10.00 (the “Stated Value”) per share. Each share of Series D Preferred Stock is convertible, at the option of Mr. Maslow, into such number of shares of common stock of the Company as determined by dividing Stated Value by the Conversion Price. Mr. Maslow may only convert the Series D Preferred Stock upon certain Convertible Promissory Notes, whether presently outstanding or to be issued, issued to three accredited investors (the "Note Investors") in accordance with those certain Convertible Note Purchase Agreements between the Company and the Note Investors dated April 3, 2013, have either (i) been converted in full or in part by the Note Investors into shares of common stock of the Company, (ii) the Note Investors have sold or assigned all or a part of their Convertible Promissory Notes to third parties, or (iii) the Note Investors have been paid in full or in part. Mr. Maslow will only be permitted to convert such number of Series D Preferred Stock equal to the pro rata amount of the Convertible Promissory Notes converted, assigned or paid. In the event the Note Investors agree in writing that these restrictions may be terminated, then Mr. Maslow will be entitled to convert the Series D Preferred Stock at Mr. Maslow’s election and the above restrictions will be null and void. Additionally, Mr. Maslow may not convert the Series D Preferred Stock until the ten day average daily trading volume is greater than $20,000. In the event Mr. Maslow terminates its consulting agreement or violates a non-compete covenant, then the Series D Preferred Shares shall be returned to the Company for cancellation and the Company shall be obligated on the Debt. The issuance of the Series D Preferred Stock was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated under Regulation D thereunder. The holder of the Series D Preferred Stock is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

On May 6, 2012, the Company issued 483,871 shares to Gerald Grafe, a former officer of Senior Scientific, for legal services.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by our independent auditors for the fiscal years ended December 31, 2014 and December 31, 2013:

Fee Category	Fiscal 2014	Fiscal 2013

Audit and audit related fees	$50,000	$50,000
Tax fees	-	-
Other fees	-	-
Total fees	$50,000	$50,000

Audit Fees. Consists of aggregate fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance. There were no tax services provided in fiscal years ended December 31, 2014 and December 31, 2013.

Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal years ended December 31, 2014 and December 31, 2013.

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

ITEM 15. EXHIBITS

(a) EXHIBITS

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Reorganization (1)
2.2	Agreement and Plan of Merger (1)
3.1	Certificate of Incorporation dated August 1, 1995 (12)
3.2	Certificate of Amendment to Certificate of Incorporation dated January 8, 1998 (12)
3.3	Bylaws (1)
3.4	Certificate of Amendment of Certificate of Incorporation dated January 16, 2001 (12)
3.5	Certificate of Amendment of Certificate of Incorporation dated August 8, 2007 (12)
4.1	Certificate of Designation, Preferences and Rights of Series B Preferred Stock (12)
4.2	Amended Certificate of Designation, Preferences and Rights of Series B Preferred Stock (12)
4.3	Certificate of Designation, Preferences and Rights of Series C Preferred Stock (12)
4.4	Amended Certificate of Designation, Preferences and Rights of Series C Preferred Stock (2)
4.5	Form of Convertible Promissory Note issued April 3, 2013 (13)
4.6	Certificate of Designation for the Series D Preferred Stock (14)
4.7	Form of Securities Purchase Agreement entered by and between Manhattan Scientifics, Inc. And the January 2014 Accredited Investor (15)
4.8	Form of Securities Purchase Agreement entered by and between Manhattan Scientifics, Inc. and the February 2014 Accredited Investors (16)
4.9	Form of Warrant (16)
4.10	Form of Securities Purchase Agreement entered by and between Manhattan Scientifics, Inc. and the November 2014 Accredited Investor (17)
4.11	Form of Warrant (17)
4.12	Form of Subscription Agreement entered by and between Manhattan Scientifics, Inc. and the 2014 Accredited Investors (18)
4.13	Form of Warrant (23)
10.1	Manhattan Scientifics, Inc. 1998 Stock Option Plan (1)
10.2	Stock Purchase Agreement between Manhattan Scientifics, Inc., Projectavision, Inc., and Lancer Partners, L.P. (3)
10.3	Manhattan Scientifics, Inc. 2000 Equity Incentive Plan (5)
10.4	2004 Consultant Stock Plan (6)
10.5	Manhattan Scientifics 2005 Equity Incentive Plan (8)
10.6	Technology Transfer Agreement by and between Carpenter Technology Corporation and Manhattan Scientifics, Inc, effective as of the 12th day of September 2009 (7)
10.7	Acquisition Option Agreement by and among Senior Scientific LLC, Edward R. Flynn, Ph.D., Scientific Nanomedicine, Inc. and Manhattan Scientifics, Inc. (10)
10.8	Stock Purchase Agreement, dated as of June 12, 2008, among Manhattan Scientifics, Inc., Metallicum, Inc., and the shareholders of Metallicum (9)
10.9	Settlement and Memorandum of Agreement among Marvin Maslow, Jack B. Harrod and Manhattan Scientifics, Inc. (9)
10.10	Patent License Agreement Between Los Alamos National Security, LLC and Manhattan Scientifics, Inc. (10)
10.11

Agreement and Plan of Reorganization by and among the Company, Scientific Nanomedicine, Inc., Edward, R. Flynn and Edward R. Flynn and Maureen A. Flynn, as Co-Trustees of the Edward R. Flynn and Maureen A. Flynn Revocable Trust u/t/a dated 10/25/2006. (11)

10.12	Purchase Agreement by and among the Company, Senior Scientific LLC and Edward R. Flynn. (11)
10.13	Consulting Agreement dated June 1, 2011 between Manhattan Scientifics Inc. and V. Gerald Grafe (12)
10.14	Employment Agreement dated March 28, 2013 between Manhattan Scientifics Inc. and Emmanuel Tsoupanarias (12)
10.15	Consulting Agreement between Normandie New Mexico Corp. and Manhattan Scientifics Inc. dated October 1, 2009 (12)
10.16	Amendment to the Consulting Agreement between Normandie New Mexico Corp. and Manhattan Scientifics Inc. dated October 1, 2009 (12)
10.17	Convertible Note Purchase Agreement between Manhattan Scientifics, Inc. and Senior Scientific, LLC and Raymond A. Mason, William B. Jones and the Ferdinand J. Crovato Trust dated April 3, 2013 (13)
10.18	Guaranty and Security Agreement between Manhattan Scientifics, Inc. and Senior Scientific, LLC and Raymond A. Mason, William B. Jones and the Ferdinand J. Crovato Trust dated April 3, 2013 (13)
10.19	Conversion Agreement by and between Manhattan Scientifics, Inc. and Marvin Maslow dated November 5, 2013 (14)
10.20	Executive Employment Agreement between Senior Scientific, LLC and Robert R. Proulx dated January 12, 2015 (20)
10.21	Settlement Agreement and Mutual General Releases by and between Manhattan Scientifics, Inc. and Carpenter Technology Corporation dated February 11, 2015 (22)
14.1	Code of Ethics (9)
16.1	Letter from L.L. Bradford & Company, LLC (21)
21.1	List of Subsidiaries (12)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d- 14(a)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d- 14(a)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated December 30, 2014 (19)
EX-101.INS**	XBRL INSTANCE DOCUMENT
EX-101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB**	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

(13) Incorporated by reference to the registrant's Form 8-K filed with the Commission on April 9, 2013

(14) Incorporated by reference to the registrant's Form 8-K filed with the Commission on November 8, 2013

(15) Incorporated by reference to the registrant's Form 8-K filed with the Commission on January 31, 2014

(16) Incorporated by reference to the registrant's Form 8-K filed with the Commission on February 12, 2014

(17) Incorporated by reference to the registrant's Form 8-K filed with the Commission on November 18, 2014

(18) Incorporated by reference to the registrant's Form 8-K filed with the Commission on December 11, 2014

(19) Incorporated by reference to the registrant's Form 8-K filed with the Commission on January 5, 2015

(20) Incorporated by reference to the registrant's Form 8-K filed with the Commission on January 20, 2015

(21) Incorporated by reference to the registrant's Form 8-K filed with the Commission on February 9, 2015

(22) Incorporated by reference to the registrant's Form 8-K filed with the Commission on February 19, 2015

(23) Incorporated by reference to the registrant's Form 8-K filed with the Commission on March 19, 2015

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31th day of March 2015.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on March 31, 2015 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Emmanuel Tsoupanarias	Chief Executive Officer, President, Chairman of the Board
Emmanuel Tsoupanarias	(Principal Executive Officer and Principal Accounting Officer )

/s/ Leonard Friedman	Secretary and Director
Leonard Friedman

/s/ Frank Georgiou	Director
Frank Georgiou

/s/ Larry Schatz	Director
Larry Schatz

/s/ Chris Theoharis	Treasurer and Director (Principal Financial Officer)
Chris Theoharis

/s/ Marvin Maslow	Director
Marvin Maslow

