Form 10-Q
period 2015-03-31
MANHATTAN SCIENTIFICS INC
filed 2015-05-19
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal quarter ended March 31, 2015

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

There were 519,003,036 shares outstanding of registrant’s common stock, par value $.001 per share, as of May 10, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
ASSETS	(UNAUDITED)
Current assets:
Cash and cash equivalents	$9,556,000	$2,528,000
Total current assets	9,556,000	2,528,000

Investments	2,000	2,000
Property and equipment, net	204,000	144,000
Assets received in Settlement Agreement – see Note 8	6,938,000	-
Intellectual property, net	916,000	957,000
Other asset	2,000	2,000
Total assets	$17,618,000	$3,633,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$447,000	$426,000
Accrued interest and expenses — related parties	19,000	19,000
Note payable to former officers	450,000	450,000
Convertible notes payable	896,000	896,000
Total current liabilities	1,812,000	1,791,000

Long-term liabilities
Convertible notes payable, net	1,681,000	1,616,000
Total long-term liabilities	1,681,000	1,616,000
Total liabilities	3,493,000	3,407,000

Mezzanine equity Series D convertible preferred, authorized 105,671 shares, 105,671 and 105,671 shares issued and outstanding at March 31, 2015 And December 31, 2014, respectively	1,058,000	1,058,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares; issued and outstanding — none	-	-
Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding	-	-
Series C convertible, redeemable, authorized 14,000 shares; issued and none outstanding	-	-
Common, authorized 950,000,000 shares, 518,378,036 and 516,378,036 shares issued, and outstanding, respectively	518,000	516,000
Additional paid-in-capital	62,142,000	61,894,000
Common stock to be issued	125,000	-
Accumulated deficit	(49,718,000)	(63,242,000)
Total stockholders' equity (deficit)	13,067,000	(832,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$17,618,000	$3,633,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED
	March 31, 2015	March 31, 2014

Revenue	$33,000	$180,000

Operating costs:
General and administrative expenses	779,000	860,000
Research and development	554,000	396,000

Total operating costs and expenses	1,333,000	1,256,000

Operating loss	(1,300,000)	(1,076,000)

Other income and (expenses):
Gain on Settlement Agreement (see Note 8)	14,938,000	--
Interest and other expenses	(114,000)	(49,000)

NET INCOME (LOSS)	$13,524,000	$(1,125,000)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:

Weighted average number of common shares outstanding (Basic)	517,411,369	472,239,467

Basic income (loss) per common share	$0.03	$(0.00)

Weighted average number of common shares outstanding (Diluted)	588,759,551	588,759,551

Diluted income (loss) per common share	$0.02	$(0.00)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED
	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,524,000	$(1,125,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on Settlement Agreement (see Note 8)	(6,938,000)	-
Common stock issued for services	375,000	551,000
Debt discount and original issue discount accretion	65,000	14,000
Depreciation and amortization	58,000	50,000
Changes in operating assets and liabilities:
Account receivable	-	(150,000)
Prepaid expenses and other assets	-	6,000
Accounts payable and accrued expenses	21,000	(48,000)
Net cash provided by (used in) operating activities	7,105,000	(702,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(77,000)	-
Net cash used in investing activities	(77,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	333,000
Proceeds from issuance of common stock	-	1,487,000

Net cash provided by financing activities	-	1,820,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,028,000	1,118,000
Cash and cash equivalents, beginning of period	2,528,000	578,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,556,000	$1,696,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for prepaid services	$-	$177,000
Beneficial conversion feature associated with debt	$-	$212,000
Transfer of assets from Carpenter related to Settlement Agreement (see Note 8)	$6,938,000	$-

The accompanying condensed notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2014. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

NOTE 2 – ORGANIZATION AND OPERATIONS

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

The Company’s business model capitalizes on inventions and technology from which profits are intended to be created through licensing. Manhattan Scientifics is dedicated to earning profit for its 8,600 owner-shareholders by identifying, developing, patenting, supporting and marketing technical innovation by harvesting top technology talent to bring game-changing products to market. Manhattan Scientifics assists and acquires early stage technologies and assists entrepreneurial founders and management to stage them to become commercial. Our investment philosophy is defined by our desire to help build innovative companies with exceptional potential. We emphasize novel technologies in the nano-medicine space with the potential to be disruptive and the ability to establish sustainable businesses. We are patient capital with experienced business-building partners who bring the perspective of merchant-bankers not venture capitalists. Our approach to assist scientists to commercialize their work is by providing a forum within which the commercialization process is fostered through partnerships with existing companies (Fortune 1000 or larger). We believe the entrepreneurial scientists and engineers who join us are enticed in part by the offer to potentially create personal success and wealth by virtue of ownership of our publicly traded shares common stock under the symbol MHTX.

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

ADVANCED METALS

The goal of our licensed proprietary process will be to enable our commercial partners to build super-strength metals and alloys to make products that weigh far less than in the past and without significant cost premiums

NANOMEDICINE

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

CASH CONCENTRATION:

The Company’s cash accounts are federally insured up to $250,000 for each financial institution we hold our accounts in. As of March 31, 2015 and December 31, 2014, we had cash balances of $9,108,000 and $2,140,000 exceeding the federally insured limits.

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represented its fair value. The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At March 31, 2015 and December 31, 2014, accumulated amortization was $202,000 and $194,000, respectively. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At March 31, 2015 and December 31, 2014, accumulated amortization was $21,000 and $20,000, respectively. Under the terms of the agreement the Company is required to pay an annual license fee of $10,000 starting in February 2010 and, may be required to pay royalties, as defined, to the licensors.

In 2011, the Company acquired Scientific Nanomedicine, Inc. which holds the commercial rights to technology and intellectual property with respect to the early detection of diseases using nanotechnologies. The acquisition of Scientific Nanomedicine, Inc. has been accounted for as an asset purchase since this company had no tangible assets or liabilities and did not have the business inputs and outputs to be considered a business. The purchase price totaling $1,300,000 (fair value of 21,667,000 shares of common stocks issued) has been allocated to in process research and development and is being amortized over its estimated benefit period of 10 years. At March 31, 2015 and December 31, 2014, accumulated amortization was $499,000 and $467,000. We subsequently dissolved Scientific Nanomedicine and transferred all remaining assets to Senior Scientific LLC.

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

The fair value of the Company’s debt as of March 31, 2015 and December 31, 2014 approximated their fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of March 31, 2015 and December 31, 2014 because of the relative short term nature of these instruments. At March 31, 2015 and December 31, 2014, the fair value of the Company’s debt approximates carrying value.

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

NOTE 4 – CAPITAL TRANSACTIONS

Capital transactions during the three months ended March 31, 2015:

•	In January 2015, the Company issued 1,000,000 shares of common stock to a party for services with a total value $90,000.

•

In March 2015, the Company issued 1,000,000 shares of common stock and warrant for 2,500,000 shares of common stock one of the Company’s directors for legal services rendered with a total value of $160,301.

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

NOTE 5 –FORMER OFFICERS NOTES PAYABLE

The former Chief Operating Officer has a notes payable balance totaling $450,000 at March 31, 2015 and December 31, 2014.

The loan bears interest at 5.5% per annum and was initially due December 31, 2002 and have been mutually extended. Under the terms of the note extension dated December 12, 2007, the loan bears interest at 5% per annum and are now due. The Company has recorded interest expense for notes payable to the former officer of approximately $6,000 the three months ended March 31, 2015 and 2014. Accrued interest related to this notes payable approximated $273,000 and $268,000 as of March 31, 2015 and December 31, 2014, respectively and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

NOTE 6 – NOTES PAYABLE – OTHER

From October 21, 2011 to April 26, 2012, the Company issued convertible notes for $600,000 (the "Convertible Notes") of which $200,000 was received on October 21, 2011, $100,000 was received on January 31, 2012 and $300,000 was received on April 26, 2012. The non-interest bearing notes can be converted into the Company’s common stock, at any date after six months from the issuance of each Note, at a conversion price of 67% of the fair value of the Company’s common stock upon the date of conversion notice, subject to a floor price of approximately $0.041 for the note issued in October 2011, approximately $0.044 for the note issued in January 2012 and approximately $0.034 for the note issued in April 2012. The holder of the notes has not converted any portion of the notes as of March 31, 2015 and December 31, 2013. Additionally, the note holder was issued warrants for 6,000,000 shares of the Company’s common stock with an exercise price of $0.05 that expire on October 15, 2015 ("Warrants"). The conversion feature to the note payable has been accounted for as an original issue discount approximating $296,000 which has been fully accreted as of December 31, 2012. The warrant associated with the note has been accounted for as a debt discount with an approximate value of $296,000 which has been allocated to the note’s fully accreted value of $896,000 (original note amount plus original debt discount) on proportionate basis which amounted to $195,000. The warrant value of $252,000 was determined using the Black-Scholes option pricing model based on the following assumptions: 2 year term; volatility rate of 134% to 135%; and discount rate of 2.5%. For the year ended December 31, 2012, the Company has recorded an expense associated with original debt discount and expense associated with the debt discount (warrants) of $422,000. Accordingly, the carrying net value of this note at March 31, 2015 and December 31, 2014 totals $896,000, comprising of $600,000 (original face value) plus the fully accreted original debt discount of $296,000.

During 2014 and 2013, the Company issued convertible notes for $2,500,000 through its wholly-owned subsidiary, Senior Scientific, LLC. The convertible notes bear interest at 8%, mature four years from the date of issuance, and are convertible into either: (1) membership interests of Senior Scientific, LLC equal to the quotient of the principal due of the convertible notes divided by $2,500,000 multiplied by 18% of the total equity of Senior Scientific, LLC outstanding as of the date hereof; or (2) the number of shares of common stock of the Company equal to the quotient of the principal and interest payable due of the convertible notes divided by a conversion price of $0.055 per share. The Company may not prepay the convertible notes. In the event of a default and so long as the default exists, interest on the convertible notes will accrue at 10%. The Company must account for all accrued interest on the convertible notes on the first calendar day of each quarter which $50,000 and $49,000 has been recorded as accrued interest payable as of March 31, 2015 and December 31, 2014, respectively. The conversion feature to the note payable has been accounted for as an original issue discount approximating $1,045,000 which $226,000 has been accreted as of March 31, 2015. The Company has recorded the accreted original issue discount as interest expense totaling $64,000 and $14,000 for the three months ended March 31, 2015 and 2014. Accordingly, the carrying net value of these notes at March 31, 2015 and December 31, 2014 totals $1,681,000 and $1,566,000, respectively, comprising of $2,500,000 (original face value) plus the unamortized debt discount of $819,000 at March 31, 2015, and unamortized original debt discount of $884,000 at December 31, 2014.

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

For the three months ended March 31, 2015 and 2014, the Company earned $-0- and $150,000 and recorded such amount as revenue. The amount received by the Company relates to services provided under the first element of the contract regarding additional services. The Company earned service income for time that a consultant to the Company, Dr. Lowe, made himself available to Carpenter in accordance with the Technology Transfer Agreement. The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).

In January 2013, the Company entered into a licensing agreement with a party granting certain licensing rights to the Company's nanostructured metal technology. As consideration: the Company received $180,000 in January 2013, and will receive $30,000 by June 1, 2013; $30,000 by December 31, 2013; $30,000 by December 1, 2014; and $30,000 upon commercial launch by the party or the latest December 1, 2015. For the three months ended March 31, 2015 and 2014, the Company recorded the receipt of $-0- and $30,000 as revenue.

NOTE 8 – SETTLEMENT AGREEMENT AND MUTUAL GENERAL RELEASES

On February 11, 2015, the Company entered into a Settlement Agreement and Mutual General Releases (the "Settlement Agreement") with Carpenter Technology Corporation related to the agreement discussed in Note 7, pursuant to which the parties settled and released each other from any and all liabilities and claims related to the Carpenter Agreements.

Under the terms of the Settlement Agreement and as consideration for the full and final settlement and satisfaction of all claims that the Company has or could assert against Carpenter in connection with the Carpenter Agreements, Carpenter will: (1) pay the Company $8,000,000 within 10 days from the date of the Settlement Agreement; (2) transfer and/or assign to the Company all physical and intellectual property which was the subject matter of the Carpenter Agreements free and clear of all liens and encumbrances; (3) provide the Company with follow on technical assistance; and (4) provide the Company with a complete list of all customers and contacts for same related to the technology which was the subject matter of the Carpenter Agreements. In addition, under the terms of the Settlement Agreement, neither party may disparage the other and the Carpenter Agreements were terminated and rendered null and void. As of the date this filing, the Company has received the $8,000,000 portion of the Settlement Agreement, including the physical and intellectual property. The Company has obtained an independent valuation on the physical property which was estimated at $6,938,000. As such, the Company has recorded income on the appraised value of the physical property totaling $6,938,000 and $8,000,000 cash consideration received as a Gain on Settlement Agreement totaling $14,938,000. The Company has not obtained a valuation report with respect to the value of the intellectual property transferred in this transaction.

NOTE 9 – SUBSEQUENT EVENTS

In April 2015, the Company issued 625,000 shares of common stock as satisfaction of previously accrued legal services totaling $68,750.

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

For the three months ended March 31, 2015 and 2014, significantly all of our revenue was generated by one customer, Carpenter Technology Corporation. We did not have any significant suppliers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THREE MONTHS ENDED MARCH 31, 2014.

REVENUE. The $33,000 of revenue recognized for the three months ended March 31, 2015 decreased compared to the $180,000 in revenue earned during the three months ended March 31, 2014. The decrease in revenue is primarily due to the fees earned pursuant to the agreement with Carpenter were proportionately recognized as revenue based upon the total fees to be collected over a 42 month period of which during fiscal year ended 2014 was fully earned. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $779,000 for the three months ended March 31, 2015 compared with $860,000 for the three months ended March 31, 2014.

RESEARCH AND DEVELOPMENT. Research and Development was $554,000 for the three months ended March 31, 2015 compared with $396,000 for the three months ended March 31, 2014. The increase in research and development is due to the design, engineering and construction of the next generation instruments to be used for the MD Anderson Cancer Center, continued expenses working with the University of New Mexico, and continued development on intellectual property related to our nan-technology.

OTHER INCOME AND (EXPENSES). Other income and (expenses) for the three months ended March 31, 2015 totaled $14,824,000, an increase compared to $(49,000) for the three months ended March 31, 2014. The increase in other income was mainly attributed to a gain of $14,938,000 related to a Settlement Agreement and Mutual General Releases with Carpenter Technology Corporation, as discussed in Note 8 in the notes to financial statements, whereby we received $8,000,000 in cash and $6,938,000 in independently appraised physical assets as part of the overall consideration of the Settlement Agreement.

NET INCOME (LOSS). Our net income was $13,524,000 for three months ended March 31, 2015 compared to a net loss of $(1,125,000) for the three months ended March 31, 2014. The increase in net income for the first quarter of 2015 is attributable to the aforementioned factors.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ equity totaled $13,067,000 on March 31, 2015 and the working capital surplus was $7,774,000 on such date.

We had an increase of $9,556,000 in cash and cash equivalents for the three months ended March 31, 2015, as a result of cash provided by our operating activities. For the three months ended March 31, 2015, cash provided by operating activities was $7,105,000 compared to cash of $(702,000) (used in) operating activities for the three months ended March 31, 2014. Cash used in operating activities was primarily as a result of our net income of $13,524,000. There was $-0- of cash provided by financing activities in the three months ended March 31, 2015 compared to $1,820,000 cash provided by financing activities during the same period of 2014.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, investor relations services, public relations services, bookkeeping services, consultant services, and rent; and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of March 31, 2015, we had $9,556,000 in cash. We believe our current cash position is sufficient to maintain our operations for the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2015 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

(b) Changes In Internal Control Over Financial Reporting

During the quarter ended March 31, 2015, the Company prepared written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions. There were no other changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2015, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

ALL OF OUR CURRENT REVENUE IS GENERATED FROM ONE CUSTOMER.

For the three months ended March 31, 2015, all of our revenue was generated by one customer, Carpenter Technology Corporation. If Carpenter Technology Corporation was unable to satisfy its obligations under our agreements, it would materially impact our revenue, net income and financial position.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

• In January 2015, the Company issued 1,000,000 shares of common stock to a party for services with a total value $90,000.

• In March 2015, the Company issued 1,000,000 shares of common stock and warrant for 2,500,000 shares of common stock one of the Company’s directors for legal services rendered with a total value of $160,301.

The above securities were offered and sold to the parties in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the parties are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On April 20, 2015 the Company released as an exhibit to Form 8-K pursuant to Item 7.01 a letter to shareholders from the CEO providing a general overview of the Company’s operations.

On May 7, 2015 the Company released as an exhibit to Form 8-K pursuant to Item 7.01 a letter from Robert Proulx, President and Chief Operating Officer of Senior Scientific. The letter provides a brief overview and a description of future plans.

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

_________________

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of May 2015.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Name:	Emmanuel Tsoupanarias
Title:	Chief Executive Officer (Principal Executive and Accounting Officer)

By:	/s/ Chris Theoharis
Name:	Chris Theoharis
Title:	Treasurer (Principal Financial Officer)

