Form 10-Q
period 2015-06-30
MANHATTAN SCIENTIFICS INC
filed 2015-08-14
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal quarter ended June 30, 2015

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 522,253,036 shares outstanding of registrant's common stock, par value $.001 per share, as of August 10, 2015.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$8,213,000	$2,528,000
Other assets	4,000	-
Total current assets	8,217,000	2,528,000

Investments	2,000	2,000
Property and equipment, net	347,000	144,000
Assets received in Settlement Agreement - see Note 8	6,589,000	-
Intellectual property, net	875,000	957,000
Other asset	2,000	2,000
Total assets	$16,032,000	$3,633,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$338,000	$426,000
Accrued expenses - related parties	19,000	19,000
Stock payable	188,000	-
Note payable to former officers	450,000	450,000
Convertible notes payable	896,000	896,000
Total current liabilities	1,891,000	1,791,000

Long-term liabilities:
Convertible notes payable, net	1,746,000	1,616,000
Total long-term liabilities	1,746,000	1,616,000
Total liabilities	3,637,000	3,407,000

Mezzanine equity Series D convertible preferred, authorized 105,671 shares, 105,671 and 105,671 shares issued and outstanding at June 30, 2015 And December 31, 2014, respectively	1,058,000	1,058,000

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares; issued and outstanding - none	-	-
Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding	-	-
Series C convertible, redeemable, authorized 14,000 shares; issued and outstanding-none	-	-
Common, authorized 950,000,000 shares, 519,003,036 and 516,378,036 shares issued, and outstanding, respectively	519,000	516,000
Additional paid-in-capital	62,347,000	61,894,000
Common stock to be issued	198,000	-
Accumulated deficit	(51,727,000)	(63,242,000)
Total stockholders' equity (deficit)	11,337,000	(832,000)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$16,032,000	$3,633,000

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenue	$4,000	$150,000	$37,000	$330,000

Operating costs:
General and administrative expenses	1,260,000	649,000	2,039,000	1,509,000
Research and development	626,000	475,000	1,180,000	871,000

Total operating costs and expenses	1,886,000	1,124,000	3,219,000	2,380,000

Loss from operations before other income and expenses	(1,882,000)	(974,000)	(3,182,000)	(2,050,000)

Other income and (expenses):
Gain on Settlement Agreement (see Note 8)	-	-	14,938,000	-
Interest and other expenses	(127,000)	(79,000)	(241,000)	(128,000)

NET INCOME (LOSS)	$(2,009,000)	$(1,053,000)	$11,515,000	$(2,178,000)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:

Weighted average number of common shares outstanding (Basic)	518,762,651	483,902,288	518,090,743	478,103,095

Basic income (loss) per common share	$(0.00)	$(0.00)	$0.02	$(0.00)

Weighted average number of common shares outstanding (Diluted)	518,762,651	483,902,288	588,413,925	478,103,095

Diluted income (loss) per common share	$(0.00)	$(0.00)	$0.02	$(0.00)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED
	June 30, 2015		June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$11,515,000	$(2,178,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on Settlement Agreement (see Note 8)		(6,938,000)	-
Stock based compensation		585,000	864,000
Debt discount and original issue discount accretion		130,000	47,000
Depreciation and amortization		470,000	100,000
Changes in operating assets and liabilities:
Account receivable		-	-
Prepaid expenses and other assets		(4,000)	6,000
Accounts payable and accrued expenses		(18,000)	57,000
Stock payable		188,000	-
Deferred revenue		-	300,000
Net cash provided by (used in) operating activities		5,927,000	(804,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets		(242,000)	(2,000)
Net cash used in investing activities		(242,000)	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable		-	500,000
Proceeds from issuance of common stock		-	1,487,000

Net cash provided by financing activities		-	1,987,000

NET INCREASE IN CASH AND CASH EQUIVALENTS		5,685,000	1,181,000
Cash and cash equivalents, beginning of period		2,528,000	578,000

CASH AND CASH EQUIVALENTS, END OF PERIOD		$8,213,000	$1,759,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid		$-	$-

Income taxes paid		$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature associated with debt	$		$318,000
Transfer of assets from Carpenter related to Settlement Agreement (see Note 8)		$6,938,000	$-

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

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

Operating results for the three and six month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

NOTE 2 - ORGANIZATION AND OPERATIONS

Manhattan Scientifics, Inc. (the "Company" or "Manhattan Scientifics"), a Delaware corporation, was established on July 31, 1992 and has two operating wholly-owned subsidiaries: Metallicum, Inc., ("Metallicum") and Senior Scientific LLC ("Senior Scientific"). On June 12, 2008, the Company acquired Metallicum, Inc. for 15,000,000 shares of Company's common stock.

Manhattan Scientifics is focused on technology transfer and commercialization of disruptive technologies in the nano-medicine space. The company is presently developing commercial medical prosthetics applications for its ultra-fine grain metals and plans to commercialize the cancer research work and nano-medical applications developed by Senior Scientific, a unit of the Company.

The Company's business model capitalizes on inventions and technology from which profits are intended to be created through licensing. Manhattan Scientifics is dedicated to earning profit for its 8,600 owner-shareholders by identifying, developing, patenting, supporting and marketing technical innovation by harvesting top technology talent to bring game-changing products to market. Manhattan Scientifics assists and acquires early stage technologies and assists entrepreneurial founders and management to stage them to become commercial. Our investment philosophy is defined by our desire to help build innovative companies with exceptional potential. We emphasize novel technologies in the nano-medicine space with the potential to be disruptive and the ability to establish sustainable businesses. We are patient capital with experienced business-building partners who bring the perspective of merchant-bankers not venture capitalists. Our approach to assist scientists to commercialize their work is by providing a forum within which the commercialization process is fostered through partnerships with existing companies (Fortune 1000 or larger). We believe the entrepreneurial scientists and engineers who join us are enticed in part by the offer to potentially create personal success and wealth by virtue of ownership of our publicly traded shares common stock under the symbol MHTX.

On May 31, 2011, we entered into an Agreement and Plan of Reorganization to acquire Senior Scientific and Scientific Nanomedicine, Inc. ("Scientific Nanomedicine" or "SNMI"). We subsequently dissolved Scientific Nanomedicine and transferred all remaining assets to Senior Scientific. The total purchase price was 21,668,000 restricted shares of our common stock (less 7,667,000 shares previously issued pursuant to an option agreement). As a result of this acquisition, we own patented technologies that can use biosafe nanoparticles and sensitive magnetic sensors to detect and measure cancer cells in biopsies or in the human body with the potential to transform how cancer is detected and treated.

ADVANCED METALS

Manhattan Scientific's nanostructured metal technology is based on over 16 years of highly focused research and development.

Nanostructured metals and alloys possess significantly enhanced mechanical properties that include, for example, increased strength without concurrent losses in ductility, and significantly increased resistance to fatigue fracture. Nanostructured commercially pure grades of titanium have proven to also possess excellent machinability as well as high toughness and strength.

Manhattan Scientifics has developed unique processing methodology for producing nanostructures in a wide range of ductile metals and alloys and is now commercializing this new and revolutionary technology. The goal of our licensed proprietary process will be to enable our commercial partners to build super-strength metals and alloys to make products that weigh far less than in the past and without significant cost premiums.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

BASIS OF CONSOLIDATION:

The consolidated financial statements include the accounts of Manhattan Scientific, Inc. and its wholly owned subsidiaries Metallicum and Senior Scientific. All significant intercompany balances and transactions have been eliminated.

USE OF ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A significant estimate includes the carrying value of the Company's patents, fair value of the Company's common stock, assumptions used in calculating the value of stock options, depreciation and amortization.

CASH CONCENTRATION:

The Company's cash accounts are federally insured up to $250,000 for each financial institution we hold our accounts in and insured up to $250,000 through Securities Investor Protection Corporation (SIPC) for account held with a brokerage firm. As of June 30, 2015 and December 31, 2014, we had cash balances of $7,750,000 and $2,140,000 exceeding the insured limits.

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represented its fair value. The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At June 30, 2015 and December 31, 2014, accumulated amortization was $209,000 and $194,000, respectively. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At June 30, 2015 and December 31, 2014, accumulated amortization was $21,000 and $20,000, respectively. Under the terms of the agreement, the Company is required to pay an annual license fee of $10,000 starting in February 2010 and, may be required to pay royalties, as defined, to the licensors.

In 2011, the Company acquired Scientific Nanomedicine, Inc. which holds the commercial rights to technology and intellectual property with respect to the early detection of diseases using nanotechnologies. The acquisition of Scientific Nanomedicine, Inc. has been accounted for as an asset purchase since this company had no tangible assets or liabilities and did not have the business inputs and outputs to be considered a business. The purchase price totaling $1,300,000 (fair value of 21,667,000 shares of common stocks issued) has been allocated to in process research and development and is being amortized over its estimated benefit period of 10 years. At June 30, 2015 and December 31, 2014, accumulated amortization was $532,000 and $467,000. We subsequently dissolved Scientific Nanomedicine and transferred all remaining assets to Senior Scientific LLC.

REVENUE RECOGNITION:

To date the only revenue generated is from the sale of field technology developed by Metallicum related to the Company's nanotechnology, services provided and sample materials.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures, Pre Codification SFAS No. 157, "Fair Value Measurements", which provides a framework for measuring fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices for identical assets and liabilities in active markets;

Level 2 - Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company designates cash equivalents (consisting of money market funds) and investments in securities of publicly traded companies as Level 1. The total amount of the Company's investment classified as Level 3 is de minimis.

The fair value of the Company's debt as of June 30, 2015 and December 31, 2014 approximated their fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of June 30, 2015 and December 31, 2014 because of the relative short term nature of these instruments. At June 30, 2015 and December 31, 2014, the fair value of the Company's debt approximates carrying value.

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

INCOME TAXES

The Company accounts for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Company's consolidated balance sheets in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company's valuation allowance in a period are recorded through the income tax provision on the consolidated statements of operations.

ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740-10, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.

As June 30, 2015, the Company has not fully evaluated its position on its deferred tax assets as a result from historical net losses. As such, there is no certainty the Company may be able to utilize such historical net losses to offset its net income during 2015.

BASIC AND DILUTED LOSS PER SHARE

In accordance with FASB ASC 260, "Earnings per Share," the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

NOTE 4 - CAPITAL TRANSACTIONS

Capital transactions during the six months ended June 30, 2015:

•	In January 2015, the Company issued 1,000,000 shares of common stock to a party for services with a total value $90,000.

•

In January 2015, the Company entered into an employment agreement whereby the employee would earn 10,000,000 shares of common stock over a twenty four month period. As of June 30, 2015, the employee had earned and accrued 2,083,000 shares with a value of $188.000. As of June 30, 2015, these shares have not been issued and recorded as a stock payable within the current liabilities of the balance sheet.

•

In March 2015, the Company issued 1,000,000 shares of common stock and warrant for 2,500,000 shares of common stock one of the Company's directors for legal services rendered with a total value of $160,000.

•

In May 2015, the Company awarded 250,000 shares of common stock to a consultant for services rendered with a total value of $18,000. As June 30, 2015, these shares had not been issued and recorded as a stock payable and reflected as a contra-equity within the stockholders' equity of the balance sheet. These shares have been subsequently issued in July 2015, see Note 9.

•	In May 2015, the Company issued 625,000 shares of common stock for satisfaction of an accrued liability for legal services previously rendered in 2014 with a total value of $69,000.

•

In June 2015, the Company awarded 3,000,000 shares of common stock to a consultant for services rendered with a total value of $180,000. As of June 30, 2015, these shares had not been issued and recorded as a stock payable and reflected as a contra-equity within the stockholders' equity of the balance sheet. These shares have been subsequently issued in July 2015, see Note 9.

•

In June 2015, the Company awarded all members of the Company's board of director's stock options for 500,000 shares each for a total of 3,000,000 shares, with an exercise price of $0.05 per share with a 10 year life. The stock options awarded totaled $137,000 which the Company used the Black-Scholes option pricing model to calculate the compensation expense for the option grants using the following inputs: exercise price of $0.05 per share, risk free rate of 2.0%, volatility of 149% and zero dividends.

Capital transactions during the six months ended June 30, 2014:

•

In January 2014, the Company entered into a securities purchase agreement with an accredited investor (the "January 2014 Accredited Investor") pursuant to which the January 2014 Accredited Investor purchased 1,818,182 shares of the Company's common stock and a warrant to acquire 909,091 shares of common stock for a purchase price of $100,000. The warrant is exercisable for five (5) years at an exercise price of $0.085 per share.

•

In February 2014, the Company entered into securities purchase agreements with two accredited investors (the "February 2014 Accredited Investors") pursuant to which the February 2014 Accredited Investors purchased 18,250,000 shares of the Company's common stock and warrants to acquire 4,562,500 shares of common stock for an aggregate purchase price of $1,368,750. The warrants are exercisable for five (5) years at an exercise price of $0.075 per share.

•

In February 2014, the Company paid $82,125 and granted a warrant for 4,562,500 shares of common stock to a consulting group as a finder's fee related to the February 2014 Accredited Investors securities purchase agreement. The cash payment and warrant grant has been accounted for as an offering cost related to the February 2014 Accredited Investors securities purchase agreement and has been netted with the February 2014 Accredited Investors securities offering. The Warrants are exercisable for five (5) years at an exercise price of $0.075 per share.

•

In March 2014, the Company issued 2,533,334 shares of common stock to two consultants for services with a total value $177,000. The stock issuance is for services performed during the period January 2014 through June 2014

•	In March 2014, the Company issued 1,818,182 shares of common stock in a private offering to two parties for cash totaling $100,000.

•

In March 2013, the board of directors of the Company approved that all members of the Company's board of directors that have been serving in that capacity for at least one year as of June 30, 2013, will be issued 500,000 stock options on June 30, 2014 with a 10 year life. The Company used the Black-Scholes option pricing model to calculate the compensation expense for the option grants using the following inputs: exercise price of $0.09 per share, risk free rate of 2.0%, volatility of 125% and zero dividends. The aforementioned options were granted as of June 30, 2014 which the Company recorded compensation expense totaling $258,000 as of June 30, 2014.

•

In May 2014, the Company issued 1,000,000 shares of common stock and 2,000,000 common stock options to Larry Schatz, a member of the Company's board of directors for past services performed during the three months ended March 31, 2014. The common stock options expire in 10 years and have an exercise price of $0.055 per share. The Company recorded $90,000 of general and administrative expense for the common stock issued, based on the $0.09 per share stock price on the date of grant and $174,000 of general and administrative expense for the common stock options issued during the three months ending March 31, 2014. The Company used the Black-Scholes option pricing model to calculate the expense for the option grants using the following inputs: exercise price of $0.055 per share, risk free rate of 2.0%, volatility of 125% and zero dividends.

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

NOTE 5 - FORMER OFFICERS NOTES PAYABLE

The former Chief Operating Officer has a notes payable balance totaling $450,000 at June 30, 2015 and December 31, 2014.

The loan bears interest at 5.5% per annum and was initially due December 31, 2002 and have been mutually extended. Under the terms of the note extension dated December 12, 2007, the loan bears interest at 5% per annum and are now due. The Company has recorded interest expense for notes payable to the former officer of approximately $6,000 and $12,000 for both the three and six months ended June 30, 2015 and 2014. Accrued interest related to this notes payable approximated $279,000 and $257,000 as of June 30, 2015 and December 31, 2014, respectively and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

NOTE 6 - NOTES PAYABLE - OTHER

From October 21, 2011 to April 26, 2012, the Company issued convertible notes for $600,000 (the "Convertible Notes") of which $200,000 was received on October 21, 2011, $100,000 was received on January 31, 2012 and $300,000 was received on April 26, 2012. The non-interest bearing notes can be converted into the Company's common stock, at any date after six months from the issuance of each Note, at a conversion price of 67% of the fair value of the Company's common stock upon the date of conversion notice, subject to a floor price of approximately $0.041 for the note issued in October 2011, approximately $0.044 for the note issued in January 2012 and approximately $0.034 for the note issued in April 2012. The holder of the notes has not converted any portion of the notes as of June 30, 2015 and December 31, 2013. Additionally, the note holder was issued warrants for 6,000,000 shares of the Company's common stock with an exercise price of $0.05 that expire on October 15, 2015 ("Warrants"). The conversion feature to the note payable has been accounted for as an original issue discount approximating $296,000 which has been fully accreted as of December 31, 2012. The warrant associated with the note has been accounted for as a debt discount with an approximate value of $296,000 which has been allocated to the note's fully accreted value of $896,000 (original note amount plus original debt discount) on proportionate basis which amounted to $195,000. The warrant value of $252,000 was determined using the Black-Scholes option pricing model based on the following assumptions: 2 year term; volatility rate of 134% to 135%; and discount rate of 2.5%. For the year ended December 31, 2012, the Company has recorded an expense associated with original debt discount and expense associated with the debt discount (warrants) of $422,000. Accordingly, the carrying net value of this note at June 30, 2015 and December 31, 2014 totals $896,000, comprising of $600,000 (original face value) plus the fully accreted original debt discount of $296,000.

During 2014 and 2013, the Company issued convertible notes for $2,500,000 through its wholly-owned subsidiary, Senior Scientific, LLC. The convertible notes bear interest at 8%, mature four years from the date of issuance, and are convertible into either: (1) membership interests of Senior Scientific, LLC equal to the quotient of the principal due of the convertible notes divided by $2,500,000 multiplied by 18% of the total equity of Senior Scientific, LLC outstanding as of the date hereof; or (2) the number of shares of common stock of the Company equal to the quotient of the principal and interest payable due of the convertible notes divided by a conversion price of $0.055 per share. The Company may not prepay the convertible notes. In the event of a default and so long as the default exists, interest on the convertible notes will accrue at 10%. The Company must account for all accrued interest on the convertible notes on the first calendar day of each quarter which $-0- and $49,000 has been recorded as accrued interest payable as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, the Company had paid the required interest. The conversion feature to the note payable has been accounted for as an original issue discount approximating $1,045,000 which $291,000 has been accreted as of June 30, 2015. The Company has recorded the accreted original issue discount as interest expense totaling $66,000 and $34,000, and $64,000 and $47,000 for the three and six months ended June 30, 2015 and 2014. Accordingly, the carrying net value of these notes at June 30, 2015 and December 31, 2014 totals $1,746,000 and $1,566,000, respectively, comprising of $2,500,000 (original face value) plus the unamortized debt discount of $754,000 at June 30, 2015, and unamortized original debt discount of $884,000 at December 31, 2014.

NOTE 7 - TECHNOLOGY SALE AND SUB-LICENSE AGREEMENT

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

For the three and six months ended June 30, 2015 and 2014, the Company earned $-0- and $150,000, and $-0- and $300,000, respectively, and recorded such amount as revenue. The amount received by the Company relates to services provided under the first element of the contract regarding additional services. The Company earned service income for time that a consultant to the Company, Dr. Lowe, made himself available to Carpenter in accordance with the Technology Transfer Agreement. The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the "Annuity date" is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).

In January 2013, the Company entered into a licensing agreement with a party granting certain licensing rights to the Company's nanostructured metal technology. As consideration: the Company received $180,000 in January 2013, and will receive $30,000 by June 1, 2013; $30,000 by December 31, 2013; $30,000 by December 1, 2014; and $30,000 upon commercial launch by the party or the latest December 1, 2015. For the three and six months ended June 30, 2015 and 2014, the Company recorded the receipt of $-0- and $-0-, and $-0- and $30,000 as revenue.

NOTE 8 - SETTLEMENT AGREEMENT AND MUTUAL GENERAL RELEASES

On February 11, 2015, the Company entered into a Settlement Agreement and Mutual General Releases (the "Settlement Agreement") with Carpenter Technology Corporation related to the agreement discussed in Note 7, pursuant to which the parties settled and released each other from any and all liabilities and claims related to the Carpenter Agreements.

Under the terms of the Settlement Agreement and as consideration for the full and final settlement and satisfaction of all claims that the Company has or could assert against Carpenter in connection with the Carpenter Agreements, Carpenter will: (1) pay the Company $8,000,000 within 10 days from the date of the Settlement Agreement; (2) transfer and/or assign to the Company all physical and intellectual property which was the subject matter of the Carpenter Agreements free and clear of all liens and encumbrances; (3) provide the Company with follow on technical assistance; and (4) provide the Company with a complete list of all customers and contacts for same related to the technology which was the subject matter of the Carpenter Agreements. In addition, under the terms of the Settlement Agreement, neither party may disparage the other and the Carpenter Agreements were terminated and rendered null and void. As of the date this filing, the Company has received the $8,000,000 portion of the Settlement Agreement, including the physical and intellectual property. The Company has obtained an independent valuation on the physical property which was estimated at $6,938,000. As such, the Company has recorded income on the appraised value of the physical property totaling $6,938,000 and $8,000,000 cash consideration received as a Gain on Settlement Agreement totaling $14,938,000. The Company has not obtained a valuation report with respect to the value of the intellectual property transferred in this transaction. The value of the transferred assets is depreciated over 5 years. At June 30, 2015, the accumulated depreciation was $347,000.

NOTE 9 - SUBSEQUENT EVENTS

In July 2015, the Company issued 3,000,000 shares to a consultant for services previously provided totaling $180,000 which a stock payable had been recorded as of June 30, 2015 (see Note 4).

In July 2015, the Company issued 250,000 shares to a consultant for services previously provided totaling $18,000 which a stock payable had been recorded for as of June 30, 2015 (see Note 4).

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

OVERVIEW

The Company's goal is to nurture visionary technologies into life changing success stories and Metallicum and Senior Scientific are pursuing that goal.

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

TWO BUSINESSES EXIST WITHIN MANHATTAN SCIENTIFICS

Two nanotechnology businesses exist within Manhattan Scientifics Inc; both "units" are wholly-owned subsidiaries, both focused on nanotechnology applications in medicine.

The first (Metallicum Inc.) goal is to demonstrate our business-model, a licensing model, given that we are an inventions commercialization company.

Manhattan's second business is called Senior Scientific LLC, and is at the crossroads of biotechnology and nanotechnology.

Our novel bioimaging and nanomagnetic detection systems have been developed specifically to detect cancer and other diseases earlier and with higher specificity than is currently possible. We have developed proprietary hardware and software for the highly sensitive detection of nanomagnetic particles that can be linked to antibodies for the detection and treatment of cancer and other human diseases-all without the use of ionizing radiation or large magnetic fields.

Our novel technologies make possible the earlier detection of cancer in vivo, the ability to analyze biopsies with greater sensitivity and accuracy, the ability to monitor the therapeutic effectiveness of anticancer treatments-both in humans and in animal models-and allow us to detect cancer recurrence with significantly improved sensitivity. Please see: www.SeniorScientific.com

The technology was developed by Edward R. Flynn, PhD, Senior Scientific's founder and chief scientist, in collaboration with Richard S. Larson, MD, PhD, Executive Vice Chancellor, UNM Health Sciences Center in New Mexico.

In June 2008, we acquired Metallicum, Inc. ("Metallicum") and its licensed patented technology. We entered into a stock purchase agreement with Metallicum, Inc. to acquire all of the outstanding capital in exchange for 15,000,000 restricted shares of our common stock. An additional 15,000,000 shares of our common stock will be payable to Metallicum in the event of meeting certain milestones. At December 31, 2011, one milestone was met. Metallicum was granted an exclusive license by The Los Alamos National Laboratory on patents related to nanostructured metals. In September 2009, we entered into a technology transfer agreement and sale with Carpenter Technology Corporation, ("Carpenter") wherein Carpenter was to fully develop, manufacture and market a new class of high strength metals. On February 11, 2015, the Company and Carpenter entered into a Settlement Agreement and Mutual Release pursuant to which the parties provided a full release of one another, Carpenter paid the Company $8,000,000, Carpenter transferred to the Company all intellectual and physical property that was part of the original agreement, Carpenter agreed to provide follow-on technical assistance and Carpenter provided a list of all customers and contacts.

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

For the three and six months ended June 30, 2015 and 2014, significantly all of our revenue was generated by one customer, Carpenter Technology Corporation. We did not have any significant suppliers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THREE MONTHS ENDED JUNE 30, 2014.

REVENUE. The $4,000 of revenue recognized for the three months ended June 30, 2015 decreased compared to the $150,000 in revenue earned during the three months ended June 30, 2014. The decrease in revenue is primarily due to the fees earned pursuant to the agreement with Carpenter were proportionately recognized as revenue based upon the total fees to be collected over a 42 month period of which during fiscal year ended 2014 was fully earned. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the "Annuity date" is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $1,260,000 for the three months ended June 30, 2015 compared with $649,000 for the three months ended June 30, 2014.

RESEARCH AND DEVELOPMENT. Research and Development was $626,000 for the three months ended June 30, 2015 compared with $475,000 for the three months ended June 30, 2014. The increase in research and development is due to the design, engineering and construction of the next generation instruments to be used for the MD Anderson Cancer Center, continued expenses working with the University of New Mexico, and continued development on intellectual property related to our nano-technology.

OTHER INCOME AND (EXPENSES). Other income and (expenses) for the three months ended June 30, 2015 totaled $(127,000), an increase compared to $(79,000) for the three months ended June 30, 2014. The increase in expenses related to other income (expenses) was a result of a debt discount expenses and interest expense relating to our convertible debts totaling $115,000.

NET (LOSS). Our net loss was $(2,009,000) for three months ended June 30, 2015 compared to a net loss of $(1,053,000) for the three months ended June 30, 2014. The increase in net loss for the second quarter of 2015 is attributable to the aforementioned factors.

SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO SIX MONTHS ENDED JUNE 30, 2014.

REVENUE. The $37,000 of revenue recognized for the six months ended June 30, 2015 decreased compared to the $330,000 in revenue earned during the six months ended June 30, 2014. The decrease in revenue is primarily due to the fees earned pursuant to the agreement with Carpenter were proportionately recognized as revenue based upon the total fees to be collected over a 42 month period of which during fiscal year ended 2014 was fully earned. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the "Annuity date" is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $2,039,000 for the six months ended June 30, 2015 compared with $1,509,000 for the six months ended June 30, 2014.

RESEARCH AND DEVELOPMENT. Research and Development was $1,180,000 for the six months ended June 30, 2015 compared with $871,000 for the six months ended June 30, 2014. The increase in research and development is due to the design, engineering and construction of the next generation instruments to be used for the MD Anderson Cancer Center, continued expenses working with the University of New Mexico, and continued development on intellectual property related to our nano-technology.

OTHER INCOME AND (EXPENSES). Other income and (expenses) for the six months ended June 30, 2015 totaled $14,697,000, an increase compared to $(128,000) for the six months ended June 30, 2014. The increase in other income was mainly attributed to a gain of $14,938,000 related to a Settlement Agreement and Mutual General Releases with Carpenter Technology Corporation, as discussed in Note 8 in the notes to financial statements, whereby we received $8,000,000 in cash and $6,938,000 in independently appraised physical assets as part of the overall consideration of the Settlement Agreement.

NET INCOME (LOSS). Our net income was $11,515,000 for six months ended June 30, 2015 compared to a net loss of $(2,178,000) for the six months ended June 30, 2014. The increase in net income for the six months ended June 30, 2015 is attributable to the aforementioned factors.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders' equity totaled $11,337,000 on June 30, 2015 and the working capital surplus was $6,326,000 on such date.

We had an increase of $8,213,000 in cash and cash equivalents for the six months ended June 30, 2015, as a result of cash provided by our operating activities. For the six months ended June 30, 2015, cash provided by operating activities was $5,927,000 compared to cash (used in) of $(804,000) operating activities for the six months ended June 30, 2014. Cash used in operating activities was primarily as a result of our net income of $11,754,000. There was $-0- of cash provided by financing activities in the six months ended June 30, 2015 compared to $1,987,000 cash provided by financing activities during the same period of 2014.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, investor relations services, public relations services, bookkeeping services, consultant services, and rent; and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of June 30, 2015, we had $8,213,000 in cash. We believe our current cash position is sufficient to maintain our operations for the next twelve months.

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

Impairment of Long-Lived Assets:

We assess the impairment of our long-lived assets periodically in accordance with Financial Accounting Standards Board ("FAS") Accounting Standard Codification ("ASC") Topic 10. Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable, we will compare undiscounted net cash flows estimated to be generated by those assets to the carrying amount of those assets. When these undiscounted cash flows are less than the carrying amounts of the assets, we will record impairment losses to write the asset down to fair value, measured by the discounted estimated net future cash flows expected to be generated from the assets. To date there has been no impairment.

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

On May 31, 2011, we entered into an Agreement and Plan of Reorganization to acquire Senior Scientific and Scientific Nanomedicine. The total purchase price was 21,668,000 restricted shares of our common stock (less 7,667,000) shares previously issued pursuant to an option agreement. As a result of this acquisition, we own patented technologies that can use biosafe nanoparticles and sensitive magnetic sensors to detect and measure cancer cells in biopsies or in the human body with the potential to revolutionize how cancer is detected and treated.

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

Stock-Based Compensation:

The Company follows the provision of FASB ASC Topic 718 for the measurement and recognition of compensation expense for all share-based payment awards to employees, directors and non-employees. Additionally, the Company follows the SEC's Staff Accounting Bulletin No. 107 "Share-Based Payment" ("SAB 107"), as amended by Staff Accounting Bulletin No. 110 ("SAB 110"), which provides supplemental application guidance based on the views of the SEC. The Company estimates the expected term, which represents the period of time from the grant date that the Company expects its stock options to remain outstanding, using the simplified method as permitted by SAB 107 and SAB 110. Under this method, the expected term is estimated as the mid-point between the time the options vest and their contractual terms. The Company continues to apply the simplified method because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected terms due to the limited period of time its equity shares have been publicly traded and the limited number of its options which have so far vested and become eligible for exercise.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of June 30, 2015 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

(b) Changes In Internal Control Over Financial Reporting

During the quarter ended June 30, 2015, the Company prepared written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions. There were no other changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of June 30, 2015, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

We rely on a combination of intellectual property law, nondisclosure, trade secret and other contractual and technical measures to protect our proprietary right. Our success will depend, in part, on our technology's commercial viability and on the strength of our intellectual property rights. However, we cannot assure you that these provisions will be adequate to protect our intellectual property. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

Although we believe that our intellectual property does not infringe upon the proprietary rights of third parties, competitors may claim that we have infringed on their products.

We could incur substantial costs in defending ourselves in suits brought against us for alleged infringement of another party's intellectual property rights as well as in enforcing our rights against others, and if we are found to infringe, the manufacture, sale and use of our or our customers' or partners' products could be enjoined. Any claims against us, with or without merit, would likely be time-consuming, requiring our management team to dedicate substantial time to addressing the issues presented. Furthermore, the parties bringing claims may have greater resources than we do.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

•

In May 2015, the Company awarded 250,000 shares of common stock to a consultant for services rendered with a total value of $18,000. As June 30, 2015, these shares had not been issued and recorded as a stock payable.

•	In June 2015, the Company awarded 3,000,000 shares of common stock to a consultant for services rendered. As of June 30, 2015, these shares had not been issued and recorded as a stock payable.

•	In May 2015, the Company issued 625,000 shares of common stock for satisfaction of an accrued liability for legal services previously rendered in 2014 with a total value of $69,000.

•

In June 2015, the Company awarded all members of the Company's board of directors stock options for 500,000 shares each for a total of 3,000,000 shares, with an exercise price of $0.05 per share with a 10 year life. The stock options awarded totaled $137,000 which the Company used the Black-Scholes option pricing model to calculate the compensation expense for the option grants using the following inputs: exercise price of $0.05 per share, risk free rate of 2.0%, volatility of 149% and zero dividends.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August 2015.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Name:	Emmanuel Tsoupanarias
Title:	Chief Executive Officer (Principal Executive and Accounting Officer)

By:	/s/ Chris Theoharis
Name:	Chris Theoharis
Title:	Treasurer (Principal Financial Officer)

