Form 10-Q
period 2015-09-30
MANHATTAN SCIENTIFICS INC
filed 2015-11-19
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal quarter ended September 30, 2015

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

There were 522,353,036 shares outstanding of registrant's common stock, par value $.001 per share, as of November 19, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
ASSETS	(UNAUDITED)
Current assets:
Cash and cash equivalents	$6,656,000	$2,528,000
Other assets	169,000	-
Total current assets	6,825,000	2,528,000

Investments	2,000	2,000
Property and equipment, net	324,000	144,000
Assets received in settlement agreement – see Note 8	6,244,000	-
Intellectual property, net	834,000	957,000
Other asset	2,000	2,000
Total assets	$14,231,000	$3,633,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$696,000	$426,000
Accrued expenses — related parties	19,000	19,000
Note payable to former officers	450,000	450,000
Convertible notes payable	-	896,000
Total current liabilities	1,165,000	1,791,000

Long-term liabilities:
Convertible notes payable, net	1,812,000	1,616,000
Total long-term liabilities	1,812,000	1,616,000
Total liabilities	2,977,000	3,407,000

Mezzanine equity Series D convertible preferred, authorized 105,671 shares, 105,671 and 105,671 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1,058,000	1,058,000

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares; issued and outstanding — none	-	-
Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding	-	-
Series C convertible, redeemable, authorized 14,000 shares; issued and outstanding-none	-	-
Common, authorized 950,000,000 shares, 522,253,036 and 516,378,036 shares issued, and outstanding, respectively	522,000	516,000
Additional paid-in-capital	62,731,000	61,894,000
Stock payable	896,000	-
Treasury stock, at cost, 1,567,688 and 0 shares	(138,000)	-
Accumulated deficit	(53,815,000)	(63,242,000)
Total stockholders' equity (deficit)	10,196,000	(832,000)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$14,231,000	$3,633,000

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenue	$-	$158,000	$37,000	$488,000

Operating costs:
General and administrative expenses	1,019,000	300,000	3,058,000	1,809,000
Research and development	757,000	542,000	1,937,000	1,413,000

Total operating costs and expenses	1,776,000	842,000	4,995,000	3,222,000

Loss from operations before other income and expenses	(1,776,000)	(684,000)	(4,958,000)	(2,734,000)

Other income and (expenses):
Gain on Settlement Agreement (see Note 8)	-	-	14,938,000	-
Interest and other expenses	(312,000)	(80,000)	(553,000)	(208,000)

NET INCOME (LOSS)	(2,088,000)	(764,000)	9,427,000	(2,942,000)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:

Weighted average number of common shares outstanding (Basic)	521,935,101	487,168,113	519,386,278	478,103,095

Basic income (loss) per common share	$(0.00)	$(0.00)	$0.02	$(0.01)

Weighted average number of common shares outstanding (Diluted)	N/A	N/A	589,709,460	N/A

Diluted income (loss) per common share	$ N/A	$ N/A	$0.02	$ N/A

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,427,000	$(2,942,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on Settlement Agreement (see Note 8)	(6,938,000)	-
Common stock issued for services	584,000	878,000
Debt discount and original issue discount accretion	196,000	82,000
Warrant modification expense	190,000	-
Depreciation and amortization	892,000	151,000

Changes in operating assets and liabilities:
Prepaid expenses and other assets	(169,000)	2,000
Accounts payable and accrued expenses	339,000	(48,000)

Deferred revenue	-	150,000
Net cash provided by (used in) operating activities	4,521,000	(1,727,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(255,000)	(19,000)
Net cash used in investing activities	(255,000)	(19,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	833,000
Proceeds from issuance of common stock	-	1,547,000
Repurchase of common stock for treasury	(138,000)	-

Net cash (used in) provided by financing activities	(138,000)	2,380,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,128,000	634,000
Cash and cash equivalents, beginning of period	2,528,000	578,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,656,000	$1,212,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature associated with debt	$-	$652,000
Conversion of convertible notes payable	$896,000	$-
Transfer of assets from Carpenter related to Settlement Agreement (see Note 8)	$6,938,000	$-

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

Operating results for the three and nine months period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

CASH CONCENTRATION:

The Company's cash accounts are federally insured up to $250,000 for each financial institution we hold our accounts in. As of September 30, 2015 and December 31, 2014, we had cash balances of $6,030,939 and $2,140,000 exceeding the federally insured limits.

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represented its fair value. The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At September 30, 2015 and December 31, 2014, accumulated amortization was $217,000 and $194,000, respectively. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At September 30, 2015 and December 31, 2014, accumulated amortization was $22,000 and $20,000, respectively. Under the terms of the agreement, the Company is required to pay an annual license fee of $10,000 starting in February 2010 and, may be required to pay royalties, as defined, to the licensors.

In 2011, the Company acquired Scientific Nanomedicine, Inc. which holds the commercial rights to technology and intellectual property with respect to the early detection of diseases using nanotechnologies. The acquisition of Scientific Nanomedicine, Inc. has been accounted for as an asset purchase since this company had no tangible assets or liabilities and did not have the business inputs and outputs to be considered a business. The purchase price totaling $1,300,000 (fair value of 21,667,000 shares of common stocks issued) has been allocated to in process research and development and is being amortized over its estimated benefit period of 10 years. At September 30, 2015 and December 31, 2014, accumulated amortization was $564,000 and $467,000. We subsequently dissolved Scientific Nanomedicine and transferred all remaining assets to Senior Scientific LLC.

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

The fair value of the Company's debt as of September 30, 2015 and December 31, 2014 approximated their fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of September 30, 2015 and December 31, 2014 because of the relative short term nature of these instruments. At September 30, 2015 and December 31, 2014, the fair value of the Company's debt approximates carrying value.

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

As September 30, 2015, the Company has not fully evaluated its position on its deferred tax assets as a result from historical net losses. As such, there is no certainty the Company may be able to utilize such historical net losses to offset its net income during 2015.

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

Capital transactions during the nine months ended September 30, 2015:

•	In January 2015, the Company issued 1,000,000 shares of common stock to a party for services with a total value $90,000.

•

In March 2015, the Company issued 1,000,000 shares of common stock and warrant for 2,500,000 shares of common stock one of the Company's directors for legal services rendered with a total value of $160,000.

•	In May 2015, the Company awarded 250,000 shares of common stock to a consultant for services rendered with a total value of $18,000 which such shares were issued in July 2015.

•	In May 2015, the Company issued 625,000 shares of common stock for satisfaction of an accrued liability for legal services previously rendered in 2014 with a total value of $69,000.

•	In June 2015, the Company awarded 3,000,000 shares of common stock to a consultant for services rendered with a total value of $180,000 which such shares were issued in July 2015.

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

•

On August 7, 2015, holders of convertible notes payable in the aggregate of $896,000 elected to convert the entire balance of the convertible notes. As a result, the Company recorded a stock payable of $896,000 for the 10,285,714 shares of common stock owed to the convertible note holders and extinguish both the $600,000 face value of the convertible notes and $296,000 of original debt discount. In October 2015, the Company had issued 15,045,513 shares of common stock related to the stock payable.

•

On or about August 26, 2015, the Board of Directors of the Company approved a stock repurchase program, whereby the Company is authorized to purchase shares of its common stock with a value of up to $500,000 in open market transactions at the discretion of management. During the quarter ended September 30, 2015, the Company repurchased 1,567,688 shares, for a total cost of $138,000. As of September 30, 2015, $362,000 was available to be repurchased under the authorized program. Treasury shares totaling 1,567,688 are being held in treasury until such time as they are reissued or retired, at the discretion of the Board of Directors.

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

•

In July 2014, the Company issued 70,000 shares of common stock to seven employees as a bonus compensation previously accrued and recorded as a stock payable at June 30, 2014, at a fair value of $0.10 per share or a total of $7,000.

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

NOTE 5 –FORMER OFFICERS NOTES PAYABLE

The former Chief Operating Officer has a notes payable balance totaling $450,000 at September 30, 2015 and December 31, 2014.

The loan bears interest at 5.5% per annum and was initially due December 31, 2002 and have been mutually extended. Under the terms of the note extension dated December 12, 2007, the loan bears interest at 5% per annum and are now due. The Company has recorded interest expense for notes payable to the former officer of approximately $6,000 and $17,000 for both the three and nine months ended September 30, 2015 and 2014. Accrued interest related to this notes payable approximated $284,000 and $257,000 as of September 30, 2015 and December 31, 2014, respectively and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

NOTE 6 – NOTES PAYABLE – OTHER

From October 21, 2011 to April 26, 2012, the Company issued convertible notes for $600,000 (the "Convertible Notes") of which $200,000 was received on October 21, 2011, $100,000 was received on January 31, 2012 and $300,000 was received on April 26, 2012. The holder of the notes has not converted any portion of the notes as of September 30, 2015 and December 31, 2013. Additionally, the note holder was issued warrants for 6,000,000 shares of the Company's common stock with an exercise price of $0.05 that expire on October 15, 2015 ("Warrants"). During September 2015, the Company and the holder mutually agreed to extend the expiration of the 6,000,000 warrants to October 15, 2018, the rest of the terms of the warrants remained the same. The incremental fair value for the modification of the warrants was valued at $190,000 and recorded to additional paid in capital. The conversion feature to the note payable has been accounted for as an original issue discount approximating $296,000 which has been fully accreted as of December 31, 2012. The warrant associated with the note has been accounted for as a debt discount with an approximate value of $296,000 which has been allocated to the note's fully accreted value of $896,000 (original note amount plus original debt discount) on proportionate basis which amounted to $195,000. The warrant value of $252,000 was determined using the Black-Scholes option pricing model based on the following assumptions: 2 year term; volatility rate of 134% to 135%; and discount rate of 2.5%. For the year ended December 31, 2012, the Company has recorded an expense associated with original debt discount and expense associated with the debt discount (warrants) of $422,000. Accordingly, the carrying net value of this note at September 30, 2015 and December 31, 2014 totals $896,000, comprising of $600,000 (original face value) plus the fully accreted original debt discount of $296,000. As of September 30, 2015, the Company recorded a stock payable of $896,000 for the 10,285,714 shares of common stock owed to the convertible note holders and extinguish both the $600,000 face value of the convertible notes and $296,000 of original debt discount. In October 2015, the Company had issued 15,045,513 shares of common stock related to the stock payable.

During 2014 and 2013, the Company issued convertible notes for $2,500,000 through its wholly-owned subsidiary, Senior Scientific, LLC. The convertible notes bear interest at 8%, mature four years from the date of issuance, and are convertible into either: (1) membership interests of Senior Scientific, LLC equal to the quotient of the principal due of the convertible notes divided by $2,500,000 multiplied by 18% of the total equity of Senior Scientific, LLC outstanding as of the date hereof; or (2) the number of shares of common stock of the Company equal to the quotient of the principal and interest payable due of the convertible notes divided by a conversion price of $0.055 per share. The Company may not prepay the convertible notes. In the event of a default and so long as the default exists, interest on the convertible notes will accrue at 10%. The Company must account for all accrued interest on the convertible notes on the first calendar day of each quarter which $-0- and $49,000 has been recorded as accrued interest payable as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, the Company had paid the required interest. The conversion feature to the note payable has been accounted for as an original issue discount approximating $1,045,000 which $357,000 has been accreted as of September 30, 2015. The Company has recorded the accreted original issue discount as interest expense totaling $66,000 and $130,000, and $28,000 and $75,000 for the three and nine months ended September 30, 2015 and 2014. Accordingly, the carrying net value of these notes at September 30, 2015 and December 31, 2014 totals $1,812,000 and $1,566,000, respectively, comprising of $2,500,000 (original face value) plus the unamortized debt discount of $688,000 at September 30, 2015, and unamortized original debt discount of $884,000 at December 31, 2014.

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

For the three and nine months ended September 30, 2015 and 2014, the Company earned $-0- and $-0-, and $150,000 and $300,000, respectively, and recorded such amount as revenue. The amount received by the Company relates to services provided under the first element of the contract regarding additional services. The Company earned service income for time that a consultant to the Company, Dr. Lowe, made himself available to Carpenter in accordance with the Technology Transfer Agreement. The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the "Annuity date" is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).

In January 2013, the Company entered into a licensing agreement with a party granting certain licensing rights to the Company's nanostructured metal technology. As consideration: the Company received $180,000 in January 2013, and will receive $30,000 by June 1, 2013; $30,000 by December 31, 2013; $30,000 by December 1, 2014; and $30,000 upon commercial launch by the party or the latest December 1, 2015. For the three and nine months ended September 30, 2015 and 2014, the Company recorded the receipt of $-0- and $-0-, and $-0- and $30,000 as revenue.

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

Under the terms of the Settlement Agreement and as consideration for the full and final settlement and satisfaction of all claims that the Company has or could assert against Carpenter in connection with the Carpenter Agreements, Carpenter will: (1) pay the Company $8,000,000 within 10 days from the date of the Settlement Agreement; (2) transfer and/or assign to the Company all physical and intellectual property which was the subject matter of the Carpenter Agreements free and clear of all liens and encumbrances; (3) provide the Company with follow on technical assistance; and (4) provide the Company with a complete list of all customers and contacts for same related to the technology which was the subject matter of the Carpenter Agreements. In addition, under the terms of the Settlement Agreement, neither party may disparage the other and the Carpenter Agreements were terminated and rendered null and void. As of the date this filing, the Company has received the $8,000,000 portion of the Settlement Agreement, including the physical and intellectual property. The Company has obtained an independent valuation on the physical property which was estimated at $6,938,000. As such, the Company has recorded income on the appraised value of the physical property totaling $6,938,000 and $8,000,000 cash consideration received as a Gain on Settlement Agreement totaling $14,938,000. The Company has not obtained a valuation report with respect to the value of the intellectual property transferred in this transaction. The value of the transferred assets is depreciated over 5 years. At September 30, 2015, the accumulated depreciation was $694,000.

NOTE 9 – SUBSEQUENT EVENTS

In October 2015, the Company issued 15,045,513 shares to note holders for a conversion of notes payable totaling $896,000, including an original issue discount of $296,000. (see Note 4)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

For the three and nine months ended September 30, 2015 and 2014, significantly all of our revenue was generated by one customer, Carpenter Technology Corporation. We did not have any significant suppliers. On February 11, 2015, the Company entered into a Settlement Agreement and Mutual General Releases with Carpenter Technology Corporation related to the agreement entered in 2009 with Carpenter Technology Corporation, pursuant to which the parties settled and released each other from any and all liabilities and claims related to the Carpenter Agreements.

RECENT DEVELOPMENTS

During the nine months ended September 30, 2015:

•

Patent offices in Japan and China have issued patents, owned by Senior Scientific, covering the basic magnetic relaxometry measurement. These recently issued patents add to those already issued in Australia and the US; similar applications are still pending in several other countries of which we cannot provide any guarantee that such patents will be issued. The issued patents claim the apparatus used to make magnetic relaxometry measurements, and methods of making measurements using such an apparatus.

•

Senior Scientific executed a one-year Work For Others (WFO) agreement with the Los Alamos National Laboratories ("LANL"). Effective October 1, 2015 key LANL personnel at LANL with expertise in SQUID detectors and magnetic field physics will be allowed to work up to 50% of their time and use LANL resources to the benefit of the Company. The Company's MRX™ technology, being developed for the early detection of cancer and other diseases, utilizes SQUID sensors to achieve orders of magnitude more sensitivity that conventional imaging modalities.

•

In early July 2015, Senior Scientific completed the build-out of its nanoparticle production and MRX research lab. The laboratory enables the Company to make their proprietary PrecisionMRX™ nanoparticles and undertake all necessary research and development to advance the MRX™ detection technology.

•

In April 2015, Senior Scientific entered into a one-year research agreement with the University of New Mexico Health Sciences Center and the School of Medicine to support the Company's preclinical research programs for the early detection of cancer using the Company's proprietary magnetic relaxometry technology. Through the agreement, the Company will work with researchers and have access to resources at the School of Medicine's Department of Cell Biology and Animal Research Facility to advance the Company's in-house research efforts.

•

Senior Scientific engaged in an informal review of the Company's MRX™ technology with the Food and Drug Administration (FDA) Office of Combination Products (OCP). In October 2015, the FDA responded to the Company's informal Request For Designation (RFD) having completed its informal product classification and jurisdictional assessment. Based on the intended use described in the informal RFD by the Company, the FDA's OCP determined that the FDA's Center for Devices and Radiological Health (CDRH) would be the appropriate Center to lead a premarket review and regulation of the system. This response is conditional on the intended use provided by the Company and the description of the technology. We believe a new classification and jurisdictional assessment may be warranted for different indications for use and/or configurations of the product. Additionally, the informal classification is non-binding. The Company may elect at any time to pursue a formal and binding classification by the OCP. The informal classification provides clarity for the company, and its prospective commercial partners, based on the current product configuration and intended clinical use and establishes an initial dialogue with the FDA.

•

Metallicum completed its nano-metals test-bed facility in Golden Colorado. The new facility will use all of the equipment acquired from Carpenter Technologies earlier this year. The facility will be used to create sample product and transform lab scale materials processing directly into pilot scale production demonstrations for our present customer base.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2014.

REVENUE. The $-0- of revenue recognized for the three months ended September 30, 2015 decreased compared to the $158,000 in revenue earned during the three months ended September 30, 2014. The decrease in revenue is primarily due to the fees earned pursuant to the agreement with Carpenter were proportionately recognized as revenue based upon the total fees to be collected over a 42 month period of which during fiscal year ended 2014 was fully earned. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the "Annuity date" is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $1,019,000 for the three months ended September 30, 2015 compared with $300,000 for the three months ended September 30, 2014.

RESEARCH AND DEVELOPMENT. Research and Development was $757,000 for the three months ended September 30, 2015 compared with $542,000 for the three months ended September 30, 2014. The increase in research and development is due to the design, engineering and construction of the next generation instruments to be used for the MD Anderson Cancer Center, continued expenses working with the University of New Mexico, and continued development on intellectual property related to our nan-technology.

OTHER INCOME AND (EXPENSES). Other income and (expenses) for the three months ended September 30, 2015 totaled $(312,000), an increase compared to $(80,000) for the three months ended September 30, 2014. The increase in expenses related to other income (expenses) was a result of a debt discount expenses and interest expense relating to our convertible debts totaling $115,000 and a modification on the terms of the warrants totaling $190,000.

NET (LOSS). Our net loss was $(2,088,000) for three months ended September 30, 2015 compared to a net loss of $(764,000) for the three months ended September 30, 2014. The increase in net loss for the second quarter of 2015 is attributable to the aforementioned factors.

NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2014.

REVENUE. The $37,000 of revenue recognized for the nine months ended September 30, 2015 decreased compared to the $488,000 in revenue earned during the nine months ended September 30, 2014. The decrease in revenue is primarily due to the fees earned pursuant to the agreement with Carpenter were proportionately recognized as revenue based upon the total fees to be collected over a 42 month period of which during fiscal year ended 2014 was fully earned. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the "Annuity date" is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $3,058,000 for the nine months ended September 30, 2015 compared with $1,809,000 for the nine months ended September 30, 2014.

RESEARCH AND DEVELOPMENT. Research and Development was $1,937,000 for the nine months ended September 30, 2015 compared with $1,413,000 for the nine months ended September 30, 2014. The increase in research and development is due to the design, engineering and construction of the next generation instruments to be used for the MD Anderson Cancer Center, continued expenses working with the University of New Mexico, and continued development on intellectual property related to our nan-technology.

OTHER INCOME AND (EXPENSES). Other income and (expenses) for the nine months ended September 30, 2015 totaled $14,385,000, an increase compared to $(208,000) for the nine months ended September 30, 2014. The increase in other income was mainly attributed to a gain of $14,938,000 related to a Settlement Agreement and Mutual General Releases with Carpenter Technology Corporation, as discussed in Note 8 in the notes to financial statements, whereby we received $8,000,000 in cash and $6,938,000 in independently appraised physical assets as part of the overall consideration of the Settlement Agreement.

NET INCOME (LOSS). Our net income was $9,427,000 for nine months ended September 30, 2015 compared to a net loss of $(2,942,000) for the nine months ended September 30, 2014. The increase in net income for the nine months ended September 30, 2015 is attributable to the aforementioned factors.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders' equity totaled $10,196,000 on September 30, 2015 and the working capital surplus was $5,660,000 on such date.

We had an increase of $4,128,000 in cash and cash equivalents for the nine months ended September 30, 2015, as a result of cash provided by our operating activities. For the nine months ended September 30, 2015, cash provided by operating activities was $4,521,000 compared to cash of $(1,727,000) (used in) operating activities for the nine months ended September 30, 2014. Cash provided in operating activities was primarily as a result of our net income of $9,332,000. There was $138,000 of cash used in financing activities in the nine months ended September 30, 2015 compared to $2,380,000 cash provided by financing activities during the same period of 2014.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, investor relations services, public relations services, bookkeeping services, consultant services, and rent; and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of September 30, 2015, we had $6,656,000 in cash. We believe our current cash position is sufficient to maintain our operations for the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2015 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

(b) Changes In Internal Control Over Financial Reporting

During the quarter ended September 30, 2015, the Company prepared written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions. There were no other changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of September 30, 2015, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the three-months ended September 30, 2015:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			as Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
	Shares Purchased	Paid Per Share	or Programs	or Programs

Purchased 8/1 through 8/31	269,988	$0.0749	269,988	$479,769

Purchased 9/1 through 9/30	1,297,700	$0.0908	1,297,700	$361,926

Shares our common stock were repurchased pursuant to a repurchase program announced on August 26, 2015. Repurchases under the program are limited to $500,000 in total repurchase price and subject to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Authorization of the ongoing repurchase program may be modified, suspended, or discontinued at any time.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of November 2015.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Name:	Emmanuel Tsoupanarias
Title:	Chief Executive Officer (Principal Executive and Accounting Officer)

By:	/s/ Chris Theoharis
Name:	Chris Theoharis
Title:	Treasurer (Principal Financial Officer)

