Form 10-K
period 2015-12-31
MANHATTAN SCIENTIFICS INC
filed 2016-03-30
CIK 1099132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2015 was $49,150,143 based upon a closing price of $0.1362 on June 30, 2015. For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of March 30, 2016 there were 537,398,549 shares of common stock of the issuer issued, of which 533,781,064 were outstanding.

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

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

COMPANY HISTORY

Manhattan Scientifics, Inc. (the "Company" or "Manhattan Scientifics"), a Delaware corporation, was established on July 31, 1992 and has two operating wholly-owned subsidiaries: Metallicum, Inc., ("Metallicum") and Senior Scientific LLC ("Senior Scientific"). On June 12, 2008, the Company acquired Metallicum, Inc. for 15,000,000 shares of Company's common stock. On May 31, 2011, the company acquired Senior Scientific for 21,668,000 shares of Company's common stock.

Manhattan Scientifics, Inc. is focused on technology transfer and commercialization of these transformative technologies in the nano medicine space.

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

Manhattan's second business is called Senior Scientific and is at the crossroads of biotechnology and nanotechnology.

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

Our novel technologies make possible the earlier detection of cancer in vivo, the ability to analyze biopsies with greater sensitivity and accuracy, the ability to monitor the therapeutic effectiveness of anticancer treatments—both in humans and in animal models—and allow us to detect cancer recurrence with significantly improved sensitivity. Senior Scientific's website is www.SeniorScientific.com

The technology was developed by Edward R. Flynn, PhD, Senior Scientific's founder and chief scientist.

ACQUISITIONS

In June 2008, we acquired Metallicum and its licensed patented technology. We entered into a stock purchase agreement with Metallicum to acquire all of the outstanding capital in exchange for 15,000,000 restricted shares of our common stock. An additional 15,000,000 shares of our common stock will be payable to Metallicum in the event of meeting certain milestones. At December 31, 2011, one milestone was met. Metallicum was granted an exclusive license by The Los Alamos National Laboratory on patents related to nanostructured metals. In September 2009, we entered into a technology transfer agreement and sale with Carpenter Technology Corporation, ("Carpenter") wherein Carpenter was responsible to develop, manufacture and market a new class of high strength metals. On February 11, 2015, the Company and Carpenter entered into a Settlement Agreement and Mutual Release pursuant to which the parties provided a full release of one another, Carpenter paid the Company $8,000,000, Carpenter transferred to the Company all intellectual and physical property that was part of the original agreement, Carpenter agreed to provide follow-on technical assistance and Carpenter provided a list of all customers and contacts.

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

NANOMEDICINE

Our acquisition of Senior Scientific gives us the commercial rights to technology and intellectual property with respect to the detection and monitoring of diseases using nanotechnologies. The technology is intended for the early detection of cancers, quantitative in vivo assessments of tumors, and similar applications with other diseases identifiable by cell surface markers. The technology does not require surgery, biopsy, radioactivity, or exotically expensive instruments. Nanoparticles are introduced to the body, for example, by intravenous injection. A sensitive low magnetic field instrument is used to magnetize and measure the nanoparticles that have bound to the specific targets (e.g., cells of a specific type of cancer). Other tissues, bone, scars, etc. are all transparent to the magnetic fields used, so the technology can be used to image detect and measure tumors in places inaccessible to other tests, and including tumors while they are still small enough to be treatable. The nanoparticles are nontoxic, and the low magnetic field instrument is not harmful or expensive, so the tests can be repeated as needed. The following bullet points summarize management's current beliefs with respect to the benefits and commercialization of our nanomedicine technology:

•	The initial proof-of-principle for the MRX™ technology was demonstrated with a research prototype instrument funded by the National Institutes of Health as developed by Senior Scientific;
•	The technology can detect tumors of a mass of ~100,000 cells, and is currently being tested to determine the lower limit of detection;
•	The system uses technologies and methods that are patented or held as trade secrets, which we hope to develop for commercialization along with the nanoparticles that will be used to detect cancer;
•

In Q4 2013, we executed a formal agreement with the MD Anderson Cancer Center for initial testing and validation of the Technology and delivered an MRX system to them in Q2 of 2014; the Agreement was subsequently renewed and extended for a three year period in Q4 2015;

•

In Q1 2016, we executed formal research collaborations with two additional cancer research centers, the University of Michigan Medical School and Weill Cornell Medicine, to assist us with preclinical validation of the technology for various forms of cancer;

•	Our revenue model is focused on lab/animal research as well as human medical applications;
•	Regulatory clearance may not be needed for lab/animal uses; and
•	The FDA has provided us with initial guidance on the expected route for regulatory clearance as a medical device.

The largest market that we will pursue is in human clinical applications. Many cancers are fatal because they are asymptomatic until later stages. Our goal is to allow doctors to locate tumor sites while the tumor is still small, and monitor the effectiveness of therapy.

Our first human applications are likely to be in the detection of solid tumors, like cancer. Ovarian cancer is the deadliest of gynecological cancers, in part because it stays hidden from current techniques until it has grown to billions of cells and hundreds of sites. We are working with Dr. Robert C. Bast Jr. of M.D. Anderson Cancer Center to bring the MRX™ technology to bear on this disease. We have expanded on the work with MD Anderson by collaborating with two other institutions on breast cancer and prostate cancer.

Bringing the MRX™ technology to clinical use requires that we demonstrate the technology in animal experiments, and then in clinical trials. Applying the MRX™ technology to animal experiments reveals an earlier market possibility. Millions of animals are used in medical research each year, and this research will benefit from the marked increase in sensitivity available from our MRX™ technology. We have designed and built instruments for our collaborations which could be used as a basis for developing a commercial design for the pre-clinical animal research market. We will use these instruments to further optimize nanoparticle performances, software tools, and animal model-based in-vivo testing procedures. We may sell or place additional instruments in other academic or clinical cancer research institutes during this year. Results from the collaborations will be used to establish the earliest and mostly likely route to human clinical testing and can be used for marketing to the pharmaceutical preclinical animal research. Additionally, the study results are expected to fuel negotiations with strategic potential partners or prospective acquirers.

Nanoparticles: The nanoparticles are the razor blade or ink cartridge in our business model. The science was originally proven using nanoparticle from sources outside the company. It is very important for the performance of our technology that we have control of the nanoparticles; thus the company has worked to create our own custom made nanoparticles. Our custom made nanoparticles have demonstrated excellent performance characteristics. We are working on improving performance, stability, and yield in collaboration with CINT (Center for Integrated Nanotechnologies) to support commercial sales.

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

Since our technologies are still in their development phase, the need for operating and acquisition capital is a continuous concern requiring the ongoing efforts of our management. The Company's success will depend in part on its ability to obtain patents and license rights, maintain trade secrets, and operate without infringing on the proprietary rights of others, both in the United States and other countries. There can be no assurance that patents issued to or licensed by the Company will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company.

We utilize the intellectual property sale/licensing model, and not a production model, though management is opportunistic and is open to explore all methods leading to commercializing our technologies. We intend to consider all appropriate avenues for the commercialization of our technologies.

DESCRIPTION OF TECHNOLOGIES

ADVANCED METALS

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

In January 2013, the Company entered into a licensing agreement with a party granting certain licensing rights to the Company's nanostructured metal technology. As consideration the Company received $240,000 during 2013 and $30,000 in 2014.As of December 31, 2015 and 2014, the Company recorded $0 and $642,000 as revenue related to the licensing agreement. The Company has received the following amounts from Carpenter:

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

•	During the year ended December 31, 2009, the Company received a $1,000,000 one-time payment for satisfying a performance obligation under the Technology Transfer Agreement.

On February 11, 2015, the Company and Carpenter entered into a Settlement Agreement and Mutual Release pursuant to which the parties provided a full release of one another, Carpenter paid the Company $8,000,000, Carpenter transferred to the Company all intellectual and physical property that was part of the original agreement, Carpenter agreed to provide follow-on technical assistance and Carpenter provided a list of all customers and contacts. Following the return of the Company's nanostructured metal technology, the Company has commenced exploring strategic alternatives for its Metallicum division. At this time we are exploring and working with partner companies in the fields of titanium dental implants, titanium and magnesium medical devices, high voltage aluminum conductors as well as oil and gas field applications.

NANOMEDICINE

Our subsidiary, Senior Scientific, holds patented technologies that can use biosafe nanoparticles and sensitive magnetic sensors to detect and measure cancer cells in biopsies or in the human body. The technology is specific – i.e. it measures a particular type of cancer and does not generate false positive results from benign growths, calcifications, or other spurious signals that complicate current detection methods. It is also very sensitive – it can measure tumors that are 1000-times smaller than is possible with currently available techniques. This combination of features has the potential to transform how cancer is detected and treated.

We have invested approximately $7.5 million in the Senior Scientific cancer project in the past three years. We continue to progress in advancing the technology toward commercialization.

We have implemented a nanoparticle production facility. Our magnetic relaxometry measurements are now performed with our own nanoparticles, and we have begun commercial sales of our nanoparticles to others.

•	Senior Scientific has joined both BIOCOM and NMBio as a corporate member, improving our access to and visibility within the general biopharmaceutical and New Mexico biotechnology communities.
•

In early 2015 we hired a new President with senior managerial expertise in medical product commercialization and direct experience in cancer diagnostics. Additionally, in February 2016 we hired a Vice President of R&D with direct experience in developing nanoparticles for targeted delivery to cancer.

•

We are continuing to fund the development a version of our technology using atomic magnetometer technology, which was originally funded by an NIH grant. We believe the atomic magnetometer-based instrument will improve performance and create larger market opportunities for this technology relative to our current SQUID-based platform.

We expect to undertake the safety and toxicology studies necessary to show that our nanoparticles are safe for use in humans. Significant effort will be required to document the laboratory and manufacturing processes for nanoparticle production that the FDA are likely to require.

We believe that the constituent parts of the targeted nanoparticles have already been approved for injection in humans in other applications. Initial toxicology studies in cell cultures suggest that the combination of the parts into targeted nanoparticles is not toxic.

All of these programs are designed to validate our technology for the market, which will produce value for our shareholders. Our technology makes possible the detection of specific cancer cells. Physicians may then select a broad range for initial diagnosis, or a single type for monitoring therapy or detecting metastases. Small quantities of biosafe nanoparticles with attached targeting agents are introduced into the patient where they "stick" only to the targeted cancer cells. A weak magnetic field is applied to magnetize the particles, and sensitive magnetic detectors count the number of particles that have stuck to cancer cells. Due to the highly specialized nature of both the nanoparticles and our detection device, only those particles stuck to their targeted cells are detected, making the results highly specific, objective (the results depend only on the cells, not a human interpretation of an image), and sensitive (only a few thousand cells are required, instead of hundreds of millions for conventional techniques).

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

On May 31, 2011, we acquired Senior Scientific and all of its intellectual property. Incident to the acquisition, we assigned certain of the intellectual property to Scientific Nanomedicine, Inc., a subsidiary formed solely for that purpose. The need for that subsidiary has passed, and we have assigned all the intellectual property to Senior Scientific. Senior Scientific's patent estate includes the patents and applications in the following schedule. We continue to prosecute our patent applications and file new applications as the technology progresses.

Senior Scientific IP schedule:

Title	Application #	Filing date	Patent #	Country
Magnetic Needle Biopsy	60/549,501	1-Mar-2004		US
Magnetic Needle Biopsy	11/069,361	28-Feb-2005	7,309,316	US
Biomagnetic Detection And Treatment Of Alzheimer's Disease	60/866,095	16-Nov-2006		US
Biomagnetic Detection And Treatment Of Alzheimer's Disease	11/940,673	15-Nov-2007	8,060,179	US
Magnetic Needle Biopsy	11/957,988	17-Dec-2007		US
Magnetic Needle Biopsy	12/337,554	17-Dec-2008	8,118,754	US
Leukemia Cell Detection Using A Novel Magnetic Needle And Nanoparticles	61/248,775	5-Oct-2009		US
Early Detection Of Breast Cancer Using Magnetic Nanoparticles And Ultra-Sensitive Magnetic Field Sensors	61/259,011	6-Nov-2009		US
Detection Of Breast Cancer In Tissue Incompatible With Other Methods, And At Levels Undetectable By Other Means	61/308,897	27-Feb-2010		US
Apparatus And Method To Detect Ovarian Cancer In Tissue	61/310,700	4-Mar-2010		US
Nonsurgical Determination Of Organ Transplant Acceptance	61/314,370	16-Mar-2010		US
Method And System For In-Vivo Detection Of Hodgkin's Lymphoma	61/314,392	16-Mar-2010		US
Nanoparticles And Methods For Making, Characterizing, And Testing Nanoparticles, Suitable For Use In Magentic Field Relaxometry Applications	61/329,076	28-Apr-2010		US

High-Temperature Superconducting Quantum Interference Device Apparatus	61/329,198	29-Apr-2010	US
Apparatus And Method To Detect Prostate Cancer In Tissue	61/331,816	5-May-2010	US
Methods And Apparatuses For The Localization And Treatment Of Cancer	61/352,782	8-Jun-2010	US
Methods And Apparatuses Using An Atomic Magnetometer To Detect Disease In Tissue	61/361,998	7-Jul-2010	US
Methods And Apparatuses To Detect Cancer Metastasis Or Recurrence	61/377,854	27-Aug-2010	US
Conjugated Nanoparticles As Contrast Agents	61/386,961	27-Sep-2010	US
Detection, Imaging, And Quantitation Of Targeted Cells	61/389,233	3-Oct-2010	US
Cell Detection Using Targeted Nanoparticles And Magnetic Properties Thereof	PCT/US2010/051417	5-Oct-2010	US
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof	PCT/US2010/055729	5-Nov-2010	US
Biological Application Of Magnetic Relaxometry With Atomic Magnetometer And SQUID Sensors	61/454,560	20-Mar-2011	US
Nonsurgical Determination Of Organ Transplant Condition	PCT/US2011/28746	16-Mar-2011	US
Magnetic Relaxometry Methods And Apparatuses	61/468,575	29-Mar-2011	US
Methods And Apparatuses For The Localization And Treatment Of Cancer	PCT/US2011/39349	7-Jun-2011	US
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof	13/249,994	30-Sep-2011	US
Magnetic Needle Biopsy	13/399,733	17-Feb-2012	US

Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof	13/503674	24-Apr-2012	US
Magnetic Relaxometry Using Brownian Randomization, Neel Relaxation, Or Combinations Thereof	61/639,827	27-Apr-2012	US
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			Japan
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			Israel
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			Canada
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			Singapore
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			Australia
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			China

Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			EPO
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			India
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			Russia
Detection, Measurement, And Imaging Of Cells Such As Cancer And Other Biologic Substances Using Targeted Nanoparticles And Magnetic Properties Thereof			S. Korea
Applications Of Magnetic Relaxometry In Ovarian Cancer Nanomedicine	61/691,913	22-Aug-2012	US
Method For Measuring The Viscosity Of A Fluid Using Magnetic Nanoparticles		1-Mar-2011	US
Magnetic Relaxometry Using Brownian Randomization, Neel Relaxation, Or Combinations Thereof	61/639,827	27-Apr-2012	US
Magnetic Relaxometry Using Magnetization And Measurement Fields	61/715,791	18-Oct-2012	US
Magnetically Transparent Stage For Rapid Positioning Of A Sample	61929562	21-Jan-2014	US
Methods and apparatuses related to instrumentation for magnetic relaxometry measurements	62/014,634	19-Jun-2014
Magnetic Relaxometry to Assess Disease via Circulating Markers	62/072,293	29-Oct-2014

•	Confidential nanoparticle production, marker conjugation methods, and analysis techniques; and
•	Analysis and data acquisition software copyrights

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

CUSTOMERS AND SUPPLIERS

For the years ended December 31, 2015 and 2014, all of our revenue was generated by one customer. We did not have any significant suppliers.

EMPLOYEES

As of December 31, 2015, we had one full-time employee in general management as well as 10 employees employed by Senior Scientific and Metallicum. We do not expect any significant change in the total number of employees in the near future. Most of our research and development work has been performed by employees of our various research and development independent contractors (see below). We have historically indirectly funded the salaries of these individuals through our contract research and development payments to their employers. Although not technically our employees, we have considered these individuals to be an integral part of our research and development team. None of our employees or contractors is members of any union or collective bargaining organization. We consider our relationships with our employee and our independent contractor employees to be good.

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

ALL OF OUR 2015 REVENUE IS GENERATED FROM ONE CUSTOMER.

For the years ended December 31, 2015 and 2014, our revenue were generated by one customer, which relationship was terminated in February 2015.

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

ITEM 2. DESCRIPTION OF PROPERTIES

Our principal executive office is at The Chrysler Building, 405 Lexington Avenue, 26th Floor, New York, New York, 10174. We lease approximately 300 square feet of office space on a month-to-month basis. The aggregate annual rent for this office space was $2,958 and $2,487 in 2015 and 2014, respectively.

Since October 2015, we lease an approximately 3,000 square foot office at 331 Corporate Circle, Golden, CO 80401. The lease is for one year and is set to expire in September 2016. The aggregate annual rent for this space is $34,800.

We also lease approximately 3,189 square feet of office space at 800 Bradbury Dr., Albuquerque, NM 87106 for an aggregate of $88,464 per year.

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

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are currently trading on the OTCQB operated by www.otcmarkets.com. The following table sets forth for the periods indicated, the high and low per share bid information for our common stock for the fiscal years ended December 31, 2015 and December 31, 2014, as reported by www.otcmarkets.com. Such high and low bid information reflects inter-dealer quotes, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

2015
First Quarter	$0.11	$0.08
Second Quarter	$0.08	$0.05
Third Quarter	$0.11	$0.04
Fourth Quarter	$0.11	$0.06

2014
First Quarter	$0.0089	$0.082
Second Quarter	$0.169	$0.13
Third Quarter	$0.13	$0.12
Fourth Quarter	$0.109	$0.091

As of March 30, 2016, there were 533,781,064shares of common stock of the issuer issued and outstanding and 643 record shareholders.

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

17

2015

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

On or about August 26, 2015, the Board of Directors of the Company approved a stock repurchase program, whereby the Company is authorized to purchase shares of its common stock with a value of up to $500,000 in open market transactions at the discretion of management. During the year ended December 31, 2015, the Company repurchased 3,556,148 shares, for a total cost of $330,000. As of December 31, 2015, $164,000 was available to be repurchased under the authorized program. Treasury shares totaling 3,556,148 are being held in treasury, as of December 31, 2015, until such time as they are reissued or retired, at the discretion of the Board of Directors.

In October 2015, the Company issued 15,045,513 shares to note holders for a conversion of notes payable totaling $896,000, including an original issue discount of $296,000.

On November 11, 2015, an option holder exercised an option to purchase 100,000 shares of the Company's common stock for total cash proceeds of $6,000.

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

The issuances were not public offerings based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) each offeree was an "accredited investor," (v) the investment intent of the offerees; and (vi) the restriction on transferability of the securities issued. There no underwriter used in any transaction. The proceeds from the private offerings will be used for working capital, general corporate expenses and the acquisition and exploration of properties. No underwriters were used for any offering. All of the foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D or Rule 903 of Regulation S.

Securities Authorized for Issuance under Equity Incentive Plans

The 2000 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2000 Plan allows for the issuance of incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2000 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2000 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2000 Plan available for grant at December 31, 2015 was 18,869,763.

In November 2004, our Board of Directors adopted the 2004 Consultant Stock Plan (the "2004 Plan"). The purpose of this 2004 Consultant Stock Plan is to advance our interests by helping us obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock. We reserved 2,000,000 shares of our Common Stock for awards to be made under the 2004 Plan. We filed a registration statement on Form S-8 with the SEC on November 26, 2004 to register the shares underlying the 2004 plan. The 2004 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2004 Plan. The number of shares under the 2004 Plan available for grant at December 31, 2015 was 500,000.

On May 9, 2005, our Board of Directors adopted the 2005 Equity Compensation Plan (the "2005 Plan"). The purpose of this Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success, by offering them an opportunity to participate in the our future performance through awards of Options, the right to purchase Common Stock and Stock Bonuses. We reserved 10,000,000 shares of our Common Stock for awards to be made under the 2005 Plan. The 2005 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee, or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2005 Plan. We filed a registration statement on Form S-8 with the SEC on June 8, 2005 to register the shares underlying the 2005 plan. The number of shares under the 2005 Plan available for grant at December 31, 2015 was -0-.

In January 2015, our Board of Directors adopted the 2015 Incentive Stock Plan (the "2015 Plan"). The purpose of this Plan is to provide incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2015 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2015 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2015 Plan available for grant at December 31, 2015 was 4,000,000.

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2015.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	23,369,763
Total	-	-	23,369,763

A summary of the Company's stock option activity and related information is as follows:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable
Outstanding as of December 31, 2013	35,950,000			35,950,000
Granted	5,030,000	$0.10	$0.10	5,030,000
Exercised	0			0
Expired	(500,000)			(500,000)
Outstanding as of December 31, 2014	40,480,000			40,480,000
Granted	3,575,000	$0.05	$0.05	3,575,000
Exercised	(1,200,000)			(1,200,000)
Outstanding as of December 31, 2015	42,855,000			42,855,000

Exercise prices and weighted-average contractual lives of 42,855,000 stock options outstanding as of December 31, 2015 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01	25,000,000	2.67	$0.01	25,000,000	$0.01
$0.05	3,000,000	7.91	$0.05	3,000,000	$0.05
$0.06	2,000,000	9.25	$0.06	2,000,000	$0.06
$0.07	9,250,000	6.31	$0.07	9,250,000	$0.07
$0.08	575,000	4.08	$0.08	575,000	$0.08
$0.14	3,000,000	7.91	$0.14	3,000,000	$0.14
$0.26	30,000	4.96	$0.26	30,000	$0.26

The fair value for options granted were determined using the Black-Scholes option-pricing model.

Warrants:

The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2015.

	Warrants	Weighted average Exercise Price
Outstanding as of December 31, 2013	13,400,000	$0.09
Issued/Vested	19,243,182	0.09
Cancelled/Expired	(7,400,000)
Outstanding as of December 31, 2014	25,243,182	$0.07
Issued/Vested	3,100,000	$0.11
Exercised	-
Cancelled/Expired	-
Outstanding as of December 31, 2015	28,943,182	$0.08

Date	Number of Warrants	Exercise Price	Contractual Life Remaining	Number of Shares Exercisable
April 2012	6,000,000	$0.05	4.8 year	6,000,000
January 2014	909,091	$0.09	3.1 year	909,091
February 2014	9,125,000	$0.08	3.1years	9,125,000
March 2014	909,091	$0.09	3.2 years	909,091
August 2014	800,000	$0.08	3.7 years	800,000
November 2014	7,500,000	$0.11	3.9 years	7,500,000
March 2015	2,500,000	$0.12	4.2 years	2,500,000
July 2015	300,000	$0.05	4.5 years	300,000
August 2015	300,000	$0.05	4.6 years	300,000
September 2015	300,000	$0.05	4.7 years	300,000
October 2015	300,000	$0.05	4.8 years	300,000
	28,943,182			28,943,182

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

Our novel technologies make possible the earlier detection of cancer in vivo, the ability to analyze biopsies with greater sensitivity and accuracy, the ability to monitor the therapeutic effectiveness of anticancer treatments—both in humans and in animal models—and allow us to detect cancer recurrence with significantly improved sensitivity. Please see: www.SeniorScientific.com

The technology was developed by Edward R. Flynn, PhD, Senior Scientific's founder and chief scientist.

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

For the years ended December 31, 2015 and 2014, significantly all of our revenue was generated by one customer, Carpenter Technology Corporation. We did not have any significant suppliers. On February 11, 2015, the Company entered into a Settlement Agreement and Mutual General Releases with Carpenter Technology Corporation related to the agreement entered in 2009 with Carpenter Technology Corporation, pursuant to which the parties settled and released each other from any and all liabilities and claims related to the Carpenter Agreements.

RECENT DEVELOPMENTS

During the year ended December 31, 2015:

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014

GROSS PROFIT. In the year ended December 31, 2015, we recorded $64,000 in revenue compared to $642,000 of revenue recognized for the year ended December 31, 2014 related to service income. The decrease in revenue is primarily due to the termination of the agreement with Carpenter. Revenues in 2014 were proportionately recognized as revenue based upon the total fees to be collected over a 42 month period of which during fiscal year ended 2014 was fully earned. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the "Annuity date" is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day-to-day operating expenses. General and administrative expenses were $3,378,000 for the year ended December 31, 2015 compared with $2,256,000 for the year ended December 31, 2014. The increase in general and administrative expenses year over year is primarily attributable to $520,000 in depreciation expense related to the capitalization of certain assets received from Carpenter Technologies pursuant to the February 2015 Settlement Agreement.

RESEARCH AND DEVELOPMENT. Research and development expenses consist of consultants and contractors. Research and development expenses were $2,937,000 for the year ended December 31, 2015 compared with $1,860,000 for the year ended December 31, 2014. Research and development expenses increased due to the design, engineering and construction of the next generation instruments to be used for the MD Anderson Cancer Center; hiring of four professional individuals; continued expenses working with the University of New Mexico; and continued development on intellectual property related to our nano-technology.

OTHER INCOME AND (EXPENSES). Other income and (expenses) were $14,263,000 for the year ended December 31, 2015 compared with $(330,000) for the year ended December 31, 2014. The increase in other income was mainly attributed to a gain of $14,938,000 related to a Settlement Agreement and Mutual General Releases with Carpenter Technology Corporation, as discussed in Note 8 in the notes to financial statements, whereby we received $8,000,000 in cash and $6,938,000 in independently appraised physical assets as part of the overall consideration of the Settlement Agreement.

NET INCOME (LOSS). We earned net income of $8,012,000 for the year ended December 31, 2015 compared to a net loss of $3,804,000 for the year ended December 31, 2014. The increase in net loss resulted from the aforementioned factors noted above.

LIQUIDITY AND PLAN OF OPERATIONS

Stockholders' equity totaled $8,594,000 on December 31, 2015 and the working capital surplus was $4,075,000 on such date.

We had an increase of $2,836,000 in cash and cash equivalents for the year ended December 31, 2015, as a result of cash provided by our operating activities. For the year ended December 31, 2015, cash provided by operating activities was $3,415,000. Cash provided in operating activities was primarily as a result of cash received pursuant to the Carpenter Settlement Agreement, in the amount of $8,000,000. Cash used in investing activities for the year ended December 31, 2015 totaled $255,000 related to purchase of equipment for our research and development. There was $324,000 of cash used in financing activities in the year ended December 31, 2015, related primarily to the August 2015 stock repurchase program.

For the year ended December 31, 2014, cash used by operating activities was $2,535,000. Cash used by operating activities in 2014 was primarily as a result of our net loss which was offset by non-cash expenditures related to stock-based expenses totaling $878,000, debt discount and original issue discount of $147,000, and depreciation and amortization expense of $202,000. Cash used in investing activities for the year ended December 31, 2014 totaled $36,000 related to purchase of equipment for our research and development. There was $4,521,000 of cash provided by financing activities in the year ended December 31, 2014 as the result of issuance of common stock and a promissory note in 2014.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, investor relations services, public relations services, bookkeeping services, consultant services, and rent; and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of December 31, 2015, we had $5,364,000 in cash. We believe our current cash position is sufficient to maintain our operations for the next twelve months.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Manhattan Scientifics, Inc.

We have audited the accompanying consolidated balance sheets of Manhattan Scientifics, Inc. and subsidiaries ("the Company") as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manhattan Scientifics, Inc. and subsidiaries at December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

RBSM LLP

New York, NY

March 30, 2016

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$5,364,000	$2,528,000
Total current assets	5,364,000	2,528,000

Fixed assets, net	291,000	144,000
Assets received in settlement agreement – See Note 9	6,417,000	-
Intellectual property, net	793,000	957,000
Other asset	4,000	4,000
Total assets	$12,869,000	$3,633,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$829,000	$426,000
Accrued interest and expenses – related parties	10,000	19,000
Note payable to former officers	450,000	450,000
Convertible notes payable	-	896,000
Total current liabilities	1,289,000	1,791,000

Long-term Liabilities
Convertible notes payable, net of unamortized debt discount of $884,000 and $213,000, respectively	1,928,000	1,616,000
Total long-term liabilities	1,928,000	1,616,000
Total liabilities	3,271,000	3,407,000
Mezzanine equity
Series D convertible, authorized 105,671 shares and 105,671 issued and outstanding at December 31, 2015 and 2014, respectively	1,058,000	1,058,000

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525 shares; issued and outstanding - none	-	-
Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding at December 31, 2015 and 2014	-	-
Series C convertible, redeemable, authorized 14,000 shares; issued and outstanding - none	-	-

Common, authorized 950,000,000 shares, 537,398,549 and 516,378,036 shares issued and outstanding at December 31, 2015 and 2014, respectively	537,000	516,000
Additional paid-in-capital	63,617,000	61,894,000
Treasury stock, at cost, 3,556,148 and 0 shares	(330,000)	-
Accumulated deficit	(55,230,000)	(63,242,000)
Total stockholders' equity (deficit)	8,594,000	(832,000)

Total liabilities and stockholders' equity (deficit)	$12,869,000	$3,633,000

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2015	2014

Revenue	$64,000		$642,000

Operating costs and expenses:
General and administrative	3,378,000		2,256,000
Research and development	2,937,000		1,861,000
Total operating costs and expenses	6,315,000		4,117,000

Loss from operations before other income and expenses	(6,251,000)		(3,474,000)

Other income and expenses:
Gain on Settlement Agreement (see Note 8)	14,938,000		-
Interest and other expenses	(675,000)		(330,000)

NET LOSS BEFORE INCOME TAXES	8,012,000		(3,805,000)

NET INCOME (LOSS)	8,012,000		(3,805,000)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:

Weighted average number of common shares outstanding (basic)	521,647,718		485,631,117

Basic income (loss) per common share	$0.02		$(0.01)

Weighted average number of common shares outstanding (diluted)	593,445,900		-

Diluted income (loss) per common share	$0.01	$	N/A

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
For The Years Ended December 31, 2015 And 2014

	Preferred Stock $.001 Par Value Series B		Common Stock $.001 Par Value		Additional Paid-in	Treasury	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity (Deficit)

Balance December 31, 2013	49,999	$-	464,963,554	$465,000	$56,734,000	$-	$(59,437,000)	$(2,238,000)

Issuance of shares for cash			43,654,909	43,000	3,477,000			3,520,000
Issuance of shares for services			7,759,573	8,000	290,000			298,000
Recognition of debt discount on warrants associated with debt					818,000			818,000
Stock options issued for services					575,000			575,000
Net loss							(3,805,000)	3,805,000

Balance December 31, 2014	49,999	-	516,378,036	516,000	61,894,000	-	(63,242,000)	(832,000)

Issuance of shares for cash			100,000	1,000	5,000			6,000
Issuance of shares for services			5,875,000	5,000	511,000			516,000
Conversion of debt to shares of common stock			15,045,513	15,000	1,071,000			1,086,000
Stock repurchased as treasury stock						(330,000)		(330,000)
Stock options issued for services					136,000			136,000
Net income							8,012,000	8,012,000

Balance December 31, 2015	49,999	$-	537,398,549	$537,000	$63,617,000	$(330,000)	$(55,230,000)	$8,594,000

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,012,000	$(3,805,000)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Gain on Settlement Agreement (see Note 8)	(6,938,000)	-
Common stock issued for services	447,000	303,000
Stock options issued/vested for services	136,000	575,000
Debt discount and original issue discount accretion	502,000	147,000
Depreciation and amortization	793,000	202,000
Changes in:
Prepaid expenses and other assets	-	6,000
Accounts payable and accrued expenses	463,000	37,000

Net cash provided by/(used in) operating activities	3,415,000	(2,535,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(255,000)	(36,000)

Net cash used in investing activities	(255,000)	(36,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	1,000,000
Payment on related party note payable	-	-
Repurchase of common stock for treasury	(330,000)	-
Proceeds from issuance of common stock, net of offering costs	6,000	3,521,000

Net cash (used in)/provided by financing activities	(324,000)	4,521,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,835,000	1,950,000
Cash and cash equivalents, beginning of year	2,528,000	578,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,364,000	$2,528,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible notes payable	$896,000	$-
Beneficial conversion feature associated with debt	$-	$-
Recognition of debt discount on warrants associated with debt	$-	$818,000

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 1 – ORGANIZATION AND OPERATIONS

Manhattan Scientifics, Inc., a Delaware corporation (formerly Grand Enterprises, Inc) ("Grand") was established on July 31, 1992 and has two wholly-owned subsidiaries: Metallicum, Inc. ("Metallicum"), Senior Scientific LLC ("Senior Scientific"). On June 12, 2008, the Company acquired Metallicum, Inc, for 15,000,000 shares of Company's common stock, Manhattan Scientifics, Inc., operates as a technology incubator that seeks to acquire, develop and commercialize life-enhancing technologies in various fields, with emphasis in the areas of nano-technologies and nano-medicine. In this capacity, the Company continues to identify emerging technologies through strategic alliances with scientific laboratories, educational institutions, and scientists and leaders in industry and government. The Company has a long standing relationship with Los Alamos Laboratories in New Mexico. During 2008, the Company refocused its efforts from the development of its fuel cell technologies to its current focus on the development of nanomaterials through the acquisition of Metallicum.

Metallicum is a nanotechnology start-up company located in Colorado. Metallicum Inc. has focused on the development and manufacture of nanostructured metals for medical implants and other applications. Metallicum intends to establish manufacturing partner relationships with major Fortune 500 metals companies and strategic partnering with significant customers in the medical device & prosthetics industries as well as in auto, truck, & aircraft manufacturing industries. Metallicum's initial products include nanostructured bulk metals and alloys in the form of rod, bar, wire and foil. The Company conducts its operations primarily in the United States.

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

In September 2009, the Company entered into a technology transfer agreement with Carpenter Technologies Corporation ("Carpenter"). Wherein Carpenter will fully develop, manufacture and market a new class of high strength metals under an exclusive technology transfer agreement from Manhattan Scientifics and the Los Alamos National Laboratory. The proprietary process will enable super-strength metals and alloys to make products that weigh far less than in the past and without significant cost premiums.

On May 31, 2011, the Company entered into an Agreement and Plan of Reorganization ("Nanomedicine Agreement") by and among the Company, Scientific Nanomedicine, Inc. ("Nanomedicine"), Edward, R. Flynn ("Flynn") and Edward R. Flynn and Maureen A. Flynn, as Co-Trustees of the Edward R. Flynn and Maureen A. Flynn Revocable Trust u/t/a dated 10/25/2006 ("Trust"); and entered into a Purchase Agreement ("Senior Scientific Agreement") by and among the Company, Senior Scientific LLC, ("Senior Scientific") and Flynn.

Under the Nanomedicine Agreement, the Company has agreed to purchase all of the common stock of Nanomedicine. The purchase price for the common stock of Nanomedicine is 21,667,000 restricted shares of the Company's voting common stock (less 7,667,000 shares already issued) pursuant to the Acquisition Option Agreement, dated February 8, 2010, among the Company, Nanomedicine, Flynn and Senior Scientific. Nanomedicine holds the commercial rights to technology and intellectual property with respect to the early detection of diseases using nanotechnologies.

Under the Senior Scientific Agreement, the Company has agreed to purchase all of the membership interests of Senior Scientific. The purchase price for the membership interests of Senior Scientific is 1,000 restricted shares of the Company's voting common stock. Senior Scientific operates a research laboratory in New Mexico.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

BASIS OF CONSOLIDATION:

The consolidated financial statements include the accounts of Manhattan Scientific, Inc. and its wholly owned subsidiaries Metallicum and Senior Scientific. All significant intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements include the operating activities of Metallicum and Senior Scientific for the years ended December 31, 2015 and 2014.

The fiscal year end of the Company is December 31.

USE OF ESTIMATES:

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management makes estimates that affect, carrying value of the Company's patents, deferred income tax assets, estimated useful lives of property and equipment, useful lives of intangible assets, accrued expenses, fair value of equity instruments and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the year in which such adjustments are determined.

CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents for the purposes of the statement of cash flows.

CASH CONCENTRATION:

The Company's cash accounts are fully insured up to $250,000. As of December 31, 2015 and 2014, the Company had cash accounts exceeding insured amount totaling $4,750,000 and $2,140,000, respectively.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

IMPAIRMENT OF LONG-LIVED ASSETS:

The Company applies the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 360-10, Property, Plant and Equipment, where applicable to all long lived assets. FASB ASC 360-10 addresses accounting and reporting for impairment and disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360-10. FASB ASC 360-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represented its fair value. The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At December 31, 2015 and December 31, 2014, accumulated amortization was $225,000 and $194,000, respectively. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At December 31, 2015 and December 31, 2014, accumulated amortization was $23,000 and $20,000, respectively. Under the terms of the agreement, the Company is required to pay an annual license fee of $10,000 starting in February 2010 and, may be required to pay royalties, as defined, to the licensors.

In 2011, the Company acquired Scientific Nanomedicine, Inc., which holds the commercial rights to technology and intellectual property with respect to the early detection of diseases using nanotechnologies. The acquisition of Scientific Nanomedicine, Inc. has been accounted for as an asset purchase since this company had no tangible assets or liabilities and did not have the business inputs and outputs to be considered a business. The purchase price totaling $1,300,000 (fair value of 21,667,000 shares of common stocks issued) has been allocated to in process research and development and is being amortized over its estimated benefit period of 10 years. At December 31, 2015 and December 31, 2014, accumulated amortization was $596,000 and $467,000. We subsequently dissolved Scientific Nanomedicine and transferred all remaining assets to Senior Scientific LLC.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

BASIC AND DILUTED LOSS PER SHARE

In accordance with FASB ASC 260, "Earnings Per Share," the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of December 31, 2015 and 2014, 71,798,000 and 65,723,000 dilutive shares were excluded from the calculation of diluted loss per common share.

RESEARCH AND DEVELOPMENT:

Research and development costs are expensed as incurred and amounted to $2,937,000 and $1,861,000 for the years ended December 31, 2015 and 2014.

INVESTMENTS:

Available-for-Sale Investments

Investments that the Company designates as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). The Company determines the cost of the investment sold based on the specific identification method. The Company's available-for-sale investments include:

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

REVENUE RECOGNITION:

To date the only revenue generated is from the sale of field technology developed by Metallicum related to the Company's nanotechnology, services provided and sample materials (See Note 8).

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

The fair value of the Company's debt as of December 31, 2015 and 2014 approximated their fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of December 31, 2015 and December 31, 2014 because of the relative short term nature of these instruments. At December 31, 2015 and December 31, 2014, the fair value of the Company's debt approximates carrying value.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 3 – RELATED PARTY AND FORMER OFFICERS NOTES PAYABLE

The former Chief Operating Officer has a notes payable balance totaling $450,000 at December 31, 2015 and December 31, 2014. The loan bears interest at 5.5% per annum and was initially due December 31, 2002 and have been mutually extended. Under the terms of the note extension dated December 12, 2007, the loan bears interest at 5% per annum and are now due. The Company has recorded interest expense for notes payable to these former officers of approximately $23,000 and $23,000 for the years ended December 31, 2015 and 2014, respectively. Accrued interest related to these notes payable approximated $290,000 and $268,000 as of December 31, 2015 and 2014, respectively and is included in accrued liabilities.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

From October 21, 2011 to April 26, 2012, the Company issued convertible notes for $600,000 (the "Convertible Notes") of which $200,000 was received on October 21, 2011, $100,000 was received on January 31, 2012 and $300,000 was received on April 26, 2012. Additionally, the note holder was issued warrants for 6,000,000 shares of the Company's common stock with an exercise price of $0.05 that expire on October 15, 2015 ("Warrants"). During September 2015, the Company and the holder mutually agreed to extend the expiration of the 6,000,000 warrants to October 15, 2018, the rest of the terms of the warrants remained the same. The incremental fair value for the modification of the warrants was valued at $190,000 and recorded to additional paid in capital. The conversion feature to the note payable has been accounted for as an original issue discount approximating $296,000 which has been fully accreted as of December 31, 2012. The warrant associated with the note has been accounted for as a debt discount with an approximate value of $296,000 which has been allocated to the note's fully accreted value of $896,000 (original note amount plus original debt discount) on proportionate basis which amounted to $195,000. The warrant value of $252,000 was determined using the Black-Scholes option pricing model based on the following assumptions: 2 year term; volatility rate of 134% to 135%; and discount rate of 2.5%. For the year ended December 31, 2012, the Company has recorded an expense associated with original debt discount and expense associated with the debt discount (warrants) of $422,000. Accordingly, the carrying net value of this note at December 31, 2015 was $0, while at December 31, 2014 it was $896,000, comprising of $600,000 (original face value) plus the fully accreted original debt discount of $296,000. In October 2015, the Company had issued 15,045,513 shares of common stock related to the conversion and extinguishment of the notes.

During 2014 and 2013, the Company issued convertible notes for $2,500,000 through its wholly-owned subsidiary, Senior Scientific, LLC. The convertible notes bear interest at 8%, mature four years from the date of issuance, and are convertible into either: (1) membership interests of Senior Scientific, LLC equal to the quotient of the principal due of the convertible notes divided by $2,500,000 multiplied by 18% of the total equity of Senior Scientific, LLC outstanding as of the date hereof; or (2) the number of shares of common stock of the Company equal to the quotient of the principal and interest payable due of the convertible notes divided by a conversion price of $0.055 per share. The Company may not prepay the convertible notes. In the event of a default and so long as the default exists, interest on the convertible notes will accrue at 10%. The Company must account for all accrued interest on the convertible notes on the first calendar day of each quarter. The conversion feature to the note payable has been accounted for as an original issue discount approximating $1,045,000 which $357,000 has been accreted as of September 30, 2015. The Company has recorded the accreted original issue discount as interest expense totaling $261,000 and $148,000 for the years ended December 31, 2015 and 2014. Accordingly, the carrying net value of these notes at December 31, 2015 and December 31, 2014 totals $1,877,000 and $1,616,000, respectively, comprising of $2,500,000 (original face value) plus the unamortized debt discount of $884,000 at December 31, 2015, and unamortized original debt discount of $688,000 at December 31, 2014.

NOTE 5 – CAPITAL TRANSACTIONS

Preferred Stock

The Company has a total of 1,000,000 shares of authorized preferred shares which are segregated into four classes of preferred stock.

The Company has 182,525 authorized shares of convertible, redeemable, 10 percent cumulative, Class A, Preferred Stock with $0.001 par value. One Class A, Preferred share is convertible into 50 restricted common shares and will be entitled to the number of votes equal to the number of shares of common stock into which such holder's shares of Series A Preferred stock could be converted at the time of the vote. Class A, Preferred Stock is redeemable by the Company at $15 per share. Upon liquidation the holders of Series A Preferred stock will be entitled to be paid out of the assets available for distribution of the corporation an amount equal to $10 per share, before any payment will be made to the common shareholders. As of December 31, 2015 and 2014, no shares of Preferred Stock were issued and outstanding.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

The Company has 250,000 authorized shares of Class B, Preferred Stock with $0.001 par value. As of December 31, 2015 and 2014, 49,999 shares of Preferred Stock were issued and outstanding. Class B preferred shares are convertible at a rate of 1 Series B preferred share to 10 common shares.

The Company has 14,000 authorized shares of redeemable, convertible, Class C, Preferred Stock with $100 stated value. Class C, Preferred Stock is not entitled to receive dividends unless dividends are paid on common stock. Upon liquidation Class C, Preferred Stock shall be treated as if it were converted to common stock prior to liquidation. Class C, Preferred Stock is convertible at $100 divided by the 10 day average closing price of common stock. The Class C, Preferred Stock is redeemable by the Company at the stated value. As of December 31, 2015 and 2014, no shares of Preferred Stock were issued and outstanding.

On November 5, 2013, the Company entered into a Conversion Agreement with Marvin Maslow (the "Holder") pursuant to which the Company agreed to convert $1,057,608 of debt (the "Debt"), including principal and interest, currently owed to Holder into 105,761 shares of Series D Preferred Shares of the Company. The Debt has been outstanding since 2007.

The above transactions were approved by the Board of Directors of the Company. The Series D Preferred Stock does not pay dividends and does not have a liquidation preference. The Holder of the Series D Preferred Stock will be entitled to 20 votes for each share of common stock that the Series D Preferred Stock are convertible into. The Series D Preferred Stock has a conversion price of $0.055 (the "Conversion Price") and a stated value of $10.00 (the "Stated Value") per share. Each share of Series D Preferred Stock is convertible, at the option of the Holder, into such number of shares of common stock of the Company as determined by dividing Stated Value by the Conversion Price.

Holder may only convert the Series D Preferred Stock upon certain Convertible Promissory Notes, whether presently outstanding or to be issued, issued to three accredited investors (the "Note Investors") in accordance with those certain Convertible Note Purchase Agreements between the Company and the Note Investors dated April 3, 2013, have either (i) been converted in full or in part by the Note Investors into shares of common stock of the Company, (ii) the Note Investors have sold or assigned all or a part of their Convertible Promissory Notes to third parties, or (iii) the Note Investors have been paid in full or in part. The Holder will only be permitted to convert such number of Series D Preferred Stock equal to the pro rata amount of the Convertible Promissory Notes converted, assigned or paid. In the event the Note Investors agree in writing that these restrictions may be terminated, then the Holder will be entitled to convert the Series D Preferred Stock at the Holder's election and the above restrictions will be null and void. Additionally, Holder may not convert the Series D Preferred Stock until the ten day average daily trading volume is greater than $20,000.

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

The Company has 447,804 and 447,804 undesignated blank check preferred stock, $0.001 par value, authorized as of December 31, 2015 and 2014. The preferred shares are to be issued in such series and to have such rights, preferences, and designation as determine by the Board of Directors of the Company.

Common Stock

The Company has a total of 950,000,000 shares of authorized common shares. As of December 31, 2015 and 2014, 537,398,549 and 516,378,036 shares of common stock were issued and outstanding, respectively.

Stocks issued during 2015

In January 2015, the Company issued 1,000,000 shares of common stock to a party for services with a total value $90,000.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

On August 7, 2015, holders of convertible notes payable in the aggregate of $896,000 elected to convert the entire balance of the convertible notes. As a result, the Company recorded a stock payable of $896,000 for the 10,285,714 shares of common stock owed to the convertible note holders and extinguish both the $600,000 face value of the convertible notes and $296,000 of original debt discount.  In November 2015, the Company had issued 15,045,513 shares of common stock related to the stock payable.

On or about August 26, 2015, the Board of Directors of the Company approved a stock repurchase program, whereby the Company is authorized to purchase shares of its common stock with a value of up to $500,000 in open market transactions at the discretion of management. During the year ended December 31, 2015, the Company repurchased 3,556,148 shares, for a total cost of $330,000. As of December 31, 2015, $164,000 was available to be repurchased under the authorized program. Treasury shares totaling 3,556,148 are being held in treasury until such time as they are reissued or retired, at the discretion of the Board of Directors.

On November 11, 2015, an option holder exercised his option to purchase 100,000 shares of our common stock for total cash proceeds of $6,000.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Options

In 2000, the Company's Board of Directors adopted the 2000 Equity Incentive Plan (the "2000 Plan"). The 2000 Plan authorizes the issuance of options, right to purchase Common Stock and stock bonuses to officers, employees, directors and consultants. The Company reserved 30,000,000 shares of common Stock for awards to be made under the 2000 Plan.

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

The 2000 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2000 Plan allows for the issuance of incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2000 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2000 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2000 Plan available for grant at December 31, 2015 and 2014 was 18,869,763 and 21,869,763.

In November 2004, the Company's Board of Directors adopted the 2004 Consultant Stock Plan (the "2004 Plan"). The purpose of this 2004 Consultant Stock Plan is to advance the Company's interests by helping the Company obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock. The Company reserved 2,000,000 shares of Common Stock for awards to be made under the 2004 Plan. A registration statement on Form S-8 was filed with the SEC on November 26, 2004 to register the shares underlying the 2004 plan. The 2004 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2004 Plan. The number of shares under the 2004 Plan available for grant at December 31, 2015 and 2014 was 500,000.

On May 9, 2005, the Company's Board of Directors adopted the 2005 Equity Compensation Plan (the "2005 Plan"). The purpose of this Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success, by offering them an opportunity to participate in the Company's future performance through awards of Options, the right to purchase Common Stock and Stock Bonuses. The Company reserved 10,000,000 shares of Common Stock for awards to be made under the 2005 Plan. The 2005 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2005 Plan. A registration statement on Form S-8 was filed with the SEC on June 8, 2005 to register the shares underlying the 2005 plan. The number of shares under the 2005 Plan available for grant at December 31, 2015 and 2014 was -0-.

In January 2015, our Board of Directors adopted the 2015 Incentive Stock Plan (the "2015 Plan"). The purpose of this Plan is to provide incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2015 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2015 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2015 Plan available for grant at December 31, 2015 was 4,000,000.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2015, the most recently completed fiscal year.

At December 31, 2015, the 42,855,000 outstanding options had an aggregate intrinsic value of $1,687,000.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	23,369,763
Total	-	-	23,369,763

A summary of the Company's stock option activity and related information is as follows:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable
Outstanding as of December 31, 2013	35,950,000			35,950,000
Granted	5,030,000	$0.10	$0.10	5,030,000
Exercised	0			0
Expired	(500,000)			(500,000)
Outstanding as of December 31, 2014	40,480,000			40,480,000
Granted	3,575,000	$0.05	$0.05	3,575,000
Exercised	(1,200,000)			(1,200,000)
Outstanding as of December 31, 2015	42,855,000			42,855,000

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Exercise prices and weighted-average contractual lives of 42,855,000 stock options outstanding as of December 31, 2015 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01	25,000,000	2.67	$0.01	25,000,000	$0.01
$0.05	3,000,000	7.91	$0.05	3,000,000	$0.05
$0.06	2,000,000	9.25	$0.06	2,000,000	$0.06
$0.07	9,250,000	6.31	$0.07	9,250,000	$0.07
$0.08	575,000	4.08	$0.08	575,000	$0.08
$0.14	3,000,000	7.91	$0.14	3,000,000	$0.14
$0.26	30,000	4.96	$0.26	30,000	$0.26

The fair value for options granted were determined using the Black-Scholes option-pricing model.

Warrants:

The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2015.

	Warrants	Weighted average Exercise Price
Outstanding as of December 31, 2013	13,400,000	$0.09
Issued/Vested	19,243,182	0.09
Cancelled/Expired	(7,400,000)
Outstanding as of December 31, 2014	25,243,182	$0.07
Issued/Vested	3,700,000	$0.10
Exercised	-
Cancelled/Expired	-
Outstanding as of December 31, 2015	28,943,182	$0.07

Date	Number of Warrants	Exercise Price	Contractual Life Remaining	Number of Shares Exercisable
April 2012	6,000,000	$0.05	4.8 years	6,000,000
January 2014	909,091	$0.09	3.1 years	909,091
February 2014	9,125,000	$0.08	3.1 years	9,125,000
March 2014	909,091	$0.09	3.2 years	909,091
August 2014	800,000	$0.08	3.7 years	800,000
November 2014	7,500,000	$0.11	3.9 years	7,500,000
March 2015	2,500,000	$0.12	4.2 years	2,500,000
July 2015	300,000	$0.05	4.5 years	300,000
August 2015	300,000	$0.05	4.6 years	300,000
September 2015	300,000	$0.05	4.7 years	300,000
October 2015	300,000	$0.05	4.8 years	300,000
	28,943,182			28,943,182

The fair value for warrants granted were determined using the Black-Scholes option-pricing model.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 6 – INCOME TAXES

The provision for income taxes on the statements of operations consists of $-0- and $-0- for the years ended December 31, 2015 and 2014, respectively. Deferred tax assets are comprised of the following at December 31:

	2015	2014
Net operating loss carryforward	$8,216,800	$11,856,000
Temporary differences	6,592,000	6,158,000
Less valuation allowance	(14,808,800)	(18,014,000)
Deferred tax asset, net	-	-

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. At December 31, 2015 and 2014, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2015 and 2014, net operating loss carryforwards were approximately $37,239,000 and $45,251,000, respectively, for federal tax purposes that expire at various dates from 2013 through 2030 and for state tax purposes expire in 2014 through 2024.

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended, and similar state regulations. The annual limitation may result in the expiration of substantial net operating loss carryforwards before utilization.

For December 31, 2015 and 2014, the provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (40% in 2015 and 2014) to income taxes as follows:

	2015	2014
Tax benefit computed at 40%	$434,000	$410,000
Change in valuation allowance	3,204,800	(1,522,000)
Change in carryovers and tax attributes	(3,638,800)	1,112,000
Income tax provision	-	-

The Company is currently in the process of completing and filing its 2014 Federal and State income tax returns and will have them completed in the next few days.

NOTE 7 – COMMITMENTS

Operating Leases

The Company's principal executive offices in New York are leased on a month to month basis for $500 per month. For the years ended December 31, 2015 and 2014, rent expense was $6,000, and $6,000 respectively.

Consulting Agreement

On June 1, 2014, the Company entered into consulting agreement with Gerald Grafe, a shareholder, whereby Mr. Grafe has been retained to serve as President for Senior Scientific for a period of twenty four (24) months ending on May 31, 2016. As compensation, Mr. Grafe will the right to receive 5,000,000 shares of the Company's common stock (conditionally vest on certain conditions) and monthly fee of $17,000. Additionally, Mr. Grafe will accrue an additional deferred consulting fee of $4,200 a month however, if the Company's per share average closing bid for the 15 days prior to such date is above $0.20 per share then, the deferred fee for the preceding 3 months shall not be accrued, and 625,000 shares (or the total remaining unvested shares, if less than 625,000 shares) shall vest. This agreement has terminated on December 31, 2014.

Litigation

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of December 31, 2015 and 2014, the Company was not party to any material litigation, claims or suit whose outcome could have material effect to the financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

License Agreement

As discussed in Note 1, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors. The license rights also require the Company to meet certain milestones. Twelve months from the effective date of the license rights agreement Manhattan will initiate negotiations with at least five companies regarding manufacture and distribution of licensed products. Within twenty-four months Manhattan will establish capability for manufacturing a licensed product in New Mexico and within thirty-six months Manhattan will either manufacture a licensed product or close a sublicense agreement, or initiate a request for required government approval for a licensed product.

Metallicum, Inc.

In June 2008, the Company completed the purchase of Metallicum, Inc., a privately held research and development company of nano-structured materials, by acquiring all of the outstanding capital stock of Metallicum, Inc. for a total purchase price of $305,000. In connection with the Metallicum acquisition, the Company has agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with FASB ASC 805, the Company does not accrue contingent consideration obligations prior to the attainment of the objectives. At December 31, 2015, maximum potential future consideration pursuant to such arrangements, to be resolved over the following years, is the potential issuance of 15 million restricted shares of the Company's common stock having a current approximate value of $1,050,000. Any such payments would result in increases in intangible assets.

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
3.

Metallicum, with purchaser's cooperation, develops and submits U.S. patent applications to protect the current titanium nanostructuring technology for dental implants and additional medical device applications

4.	Metallicum secures commercial contracts for, in purchaser's reasonable good faith judgment, material sales of nanostructured metal with at least two customers.

Upon achieving milestones 1 and 2 Metallicum will receive 6,000,000 shares of common stock. Upon achieving each milestone 3, 4 and 5 Metallicum shareholders will receive 3,000,000 shares of common stock for each milestone reached. As of December 31, 2015, the Company has so far only achieved milestone 1.

In January 2013, the Company entered into a licensing agreement with a party granting certain licensing rights to the Company's nanostructured metal technology.  Pursuant to the party is obligated to pay the Company in accordance with the following schedule: $180,000 during January 2013; $30,000 by June 1, 2013; $30,000 by December 31, 2013; $30,000 by December 1, 2014; and $30,000 upon commercial launch by the party or the latest December 1, 2015, which final payment has not been received as of December 31, 2015. For the years ended December 31, 2015 and 2014, the Company recorded the receipt of $0 and $30,000 as revenue.

In November 2015, the Company entered into a Material Transfer Agreement with a party in the dental implant business, whereby the Company will apply its technology for use in sample materials the party provided to MSI.  Pursuant to the Agreement, party is obligated to pay MSI in accordance with the following schedule: $30,000 within 7 days of execution of the Agreement; $14,000 within 7 days of delivery of the Material from the first iteration; and the final $14,000 within 7 days of delivery of the Material from the second iteration.  Through the years ended December 31, 2015 and 2014, MSI earned $30,000 and $0, respectively, and recorded such amount as revenue.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

For the years ended December 31, 2015 and 2014, the Company earned $64,000 and $642,000, respectively, and recorded such amount as revenue. The amount received by the Company relates to services provided under the first element of the contract regarding additional services. The Company earned service income for time that a consultant to the Company, Dr. Lowe, made himself available to Carpenter in accordance with the Technology Transfer Agreement. The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the "Annuity date" is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).

In January 2013, the Company entered into a licensing agreement with a party granting certain licensing rights to the Company's nanostructured metal technology. As consideration: the Company received $180,000 in January 2013, and will receive $30,000 by June 1, 2013; $30,000 by December 31, 2013; $30,000 by December 1, 2014; and $30,000 upon commercial launch by the party or the latest December 1, 2015. For the years ended December 31, 2015 and 2014, the Company recorded the receipt of $30,000 and $30,000 as revenue.

NOTE 9 – SETTLEMENT AGREEMENT AND MUTUAL GENERAL RELEASES

On February 11, 2015, the Company entered into a Settlement Agreement and Mutual General Releases (the "Settlement Agreement") with Carpenter Technology Corporation related to the agreement discussed in Note 8, pursuant to which the parties settled and released each other from any and all liabilities and claims related to the Carpenter Agreements.

Under the terms of the Settlement Agreement and as consideration for the full and final settlement and satisfaction of all claims that the Company has or could assert against Carpenter in connection with the Carpenter Agreements, Carpenter will: (1) pay the Company $8,000,000 within 10 days from the date of the Settlement Agreement; (2) transfer and/or assign to the Company all physical and intellectual property which was the subject matter of the Carpenter Agreements free and clear of all liens and encumbrances; (3) provide the Company with follow on technical assistance; and (4) provide the Company with a complete list of all customers and contacts for same related to the technology which was the subject matter of the Carpenter Agreements. In addition, under the terms of the Settlement Agreement, neither party may disparage the other and the Carpenter Agreements were terminated and rendered null and void. As of the date this filing, the Company has received the $8,000,000 portion of the Settlement Agreement, including the physical and intellectual property. The Company has obtained an independent valuation on the physical property, estimated at $6,938,000, as follows:

Appraised
Fair Value
Operating & spare dies for 2A	$24,000
Gen 2B die set	35,000
Operating & spare dies for 2B	65,000
Lube and colling skid for 2C	40,000
Furnace 2C Cell	97,000
ECAP 2 Machine	675,000
ECAP 2A Machine	675,000
ECAP 2B Machine	1,825,000
EcAP 2C Machine	3,502,000

Total appraised asset fair value	$6,938,000

Less accumulated depreciation	(520,000)
Appraised fair value, net	$6,418,000

The Company has recorded income on the appraised value of the physical property totaling $6,938,000 and $8,000,000 cash consideration received as a Gain on Settlement Agreement totaling $14,938,000. The Company has not obtained a valuation report with respect to the value of the intellectual property transferred in this transaction.

During the year ended December 31, 2015, the Company changes the accounting treatment of the depreciable life of the transferred assets from a 5-year to a 10-year useful life. Its reason for doing so was that the appraiser of the assets estimated the useful life of the assets to be at least 10 years. The change in useful life is reflected on a retroactive basis, the cumulative effect of which resulted in a decrease in depreciation expense and accumulated depreciation of $520,000 during the year ended December 31, 2015. This also resulted in an increase in earnings per share (basic) of $0.01 during the year ended December 31, 2015.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statement were available to be issued and there were no material subsequent events to disclose.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication. and (v) monitoring.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting as or December 31, 2014:

Resources: As of December 31, 2015, we had one full-time employee in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

ITEM 9B. OTHER INFORMATION

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages and biographical information of each of our directors and executive officers as of March 30, 2016 are set forth below. There are no existing family relationships between or among any of our executive officers or directors.

NAME	AGE	POSITION

Emmanuel Tsoupanarias	63	Chairman of the Board, President and Chief Executive Officer
Leonard Friedman	78	Secretary and Director
Frank Georgiou	65	Director
Chris Theoharis	63	Director
Larry Schatz	70	Director
Marvin Maslow	78	Director

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

EMMANUEL TSOUPANARIAS has served as our chief executive officer and chairman of the Board since November 1, 2007. Mr. Tsoupanarias is the president, founder and editor of FuelCellsWorks.com, a weekly trade publication that has become the voice of the fuel cell industry. He is internationally recognized as an expert in fuel cell development. Prior to his tenure at FuelCellsWorks.com, Mr. Tsoupanarias was an executive in the power generation manufacturing sector. From 1992 to 2007 Mr. Tsoupanarias has served as a Project Manager in the power generation sector and from 2000 has served as a consultant in the fuel cell industry. His technical and engineering background and his 7-year tenure as the Company's CEO qualify him for the Company's Board.

LEONARD FRIEDMAN has served as a director since October 2007. Mr. Friedman is an honors graduate of Hunter College with a B.S. degree in economics and a minor in accounting. He is also a graduate of Brooklyn Law School. Mr. Friedman was a founder and partner in the law firm of Anes, Friedman, Leventhal & Rubin from which he retired in 2000. Until 2002, he was CEO of Fiasco of New York, Inc., a restaurant and real estate corporation that owned and operated eight restaurants in New York and California. Mr. Friedman's legal knowledge, managerial experience and knowledge of the Company qualify him to serve on the Company's Board.

FRANK GEORGIOU has served as a director since October 2007. Since 1993, Mr. Georgiou has been the President of Three Diamond Diner Corp., a private company that owns and operates the Mount Kisco Coach Diner. He is the former President of the Upper New York Pangregorian, a consortium of restaurant owners. Mr. Georgiou's business experience as president of a private company is valuable to the Company's Board.

LARRY SCHATZ has served as a director since June 2010. He is of Counsel at Grubman, Shire & Meiselas, P.C, a law firm where he has advised clients on business and corporate matters for the last 18 years. Mr. Schatz has practiced law in New York and Florida for over 44 years. He has served on boards of several public companies, including the Company from June 2003 to January 2006. Mr. Schatz's experience advising clients on business and corporate matters and his experience on the boards of other public companies qualify him to serve on the Company's Board.

CHRIS THEOHARIS has served as a director since October 2007. Since 2003, Mr. Theoharis has worked as a consultant, both advising companies on small business acquisitions and business practices in the retail industry. Mr. Theoharis has also served as a consultant to Maximum Quality Foods Inc. and Vested Business Brokers. Prior to his work in the consulting industry, he worked as a stockbroker and financial advisor for Morgan Stanley from 1996 to 2003, leaving Morgan Stanley as an Associate Vice President. Mr. Theoharis has also worked for a public accounting firm. He graduated from Adelphi University in 1970 with a B.B.A. in Accounting. Mr. Theoharis's accounting and finance knowledge qualify him as a member of the Company's Board.

MARVIN MASLOW served as the CEO of Manhattan Scientifics from January 1998 until November 2007. On March 13, 2015, Mr. Maslow was appointed as a director of the Company. From June 1990 through September 1996, Mr. Maslow served as chief executive officer of Projectavision, Inc., a company he co-founded to develop and market video projection technology. For more than 20 years, Mr. Maslow has been President of Normandie Capital Corp., a private investment and consulting company. Mr. Maslow is credited with the starting up and financing of more than 20 enterprises during his career. Mr. Maslow received an A.A.S. degree from the Rochester Institute of Technology in 1957 and an honorable discharge from the U.S. Army Signal Corps in 1963. Mr. Maslow serves as a paid consultant to the Company, attends board meetings and serves as a special advisor to the Board of Directors. He also serves as a Manager of the Company's Senior Scientifics LLC subsidiary.

SECCTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2015, we believe that our executive officers, directors and ten percent stockholders complied with all reporting requirements applicable to them.

CODE OF ETHICS

On March 31, 2005, we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Company's Code of Ethics can be viewed on our website at www.mhtx.com/code-of-ethics.htm  or obtained free of charge by sending a written request to the attention of the Company's Chief Executive Officer, Emmanuel Tsoupanarias at The Chrysler Building, 405 Lexington Avenue, 26th Floor, New York, New York, 10174.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation awarded by us to our executive officers for the fiscal years ended December 31, 2015 and 2014. Other than the Employment Agreement entered into between the Company and Emmanuel Tsoupanarias, our CEO, we do not have employment agreements with any of our other officers.

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Emmanuel Tsoupanarias	2015	150,000	-	-	23,750	-	-	-	173,750
CEO and Chairman	2014	150,000	-	-	66,865	-	-	-	215,865

Robert Proulx President of Senior Scientific	2015	250,000	-	-	-	-	-	-	250,000

Gerald Grafe President of	2015	-	-	-	-	-	-	-	-
Senior Scientific (2)	2014	225,875	-	175,000	-	-	-	-	400,875

_______________

(1) Robert Proulx was appointed as President of Senior Scientific in January 2015.

(2) On December 31, 2014, Gerald Grafe resigned as President of Senior.

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

The independent members of the Company's board of directors, acting as a compensation committee, reviewed the compensation policies and practices relating to the compensation provided to the Company's employees to determine whether such policies and practices are reasonably likely to have a material adverse effect on the Company. Based on the review and the compensation paid by the Company to its only employee, the Company determined that any risks associated with the Company's compensation practices were not reasonably likely to have a material adverse effect on the Company.

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

Director Compensation

For the year ended December 31, 2015, for their service as directors, each of the directors received $10,000 in fees.

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

OUTSTANDING EQUITY AWARDS

Name	Grant Date	Number of Securities Underlying Unexercised Warrants (#) Exercisable	Number of Securities Underlying Unexercised Warrants (#) Unexercisable (1)	Warrant Exercise Price ($)	Warrant Expiration Date

Emmanuel Tsoupanarias, Chairman and CEO	08/5/2011	6,000,000	-	$0.070	08/5/2021

Emmanuel Tsoupanarias, Chairman and CEO	06/30/2014	500,000	-	$0.140	06/30/2024

Larry Schatz, Director	03/31/2014	2,000,000	-	$0.055	03/31/2024

Frank Georgiou, Director	06/30/2014	500,000	-	$0.140	06/30/2024

Chris Theoharis, Director	06/30/2014	500,000	-	$0.140	06/30/2024

Leonard Friedman, Director	06/30/2014	500,000	-	$0.140	06/30/2024

Larry Schatz, Director	06/30/2014	500,000	-	$0.140	06/30/2024

Marvin Maslow, Director	06/30/2014	500,000	-	$0.140	06/30/2024

Leonard Friedman, Director	06/30/2015	500,000	-	$0.08	06/30/2025

Larry Schatz, Director	06/30/2015	500,000	-	$0.08	06/30/2025

Marvin Maslow, Director	06/30/2015	500,000	-	$0.08	06/30/2025

Saraklis, Inc. (Emmanuel Tsoupanarias)	06/30/2015	500,000	-	$0.08	06/30/2025

Frank Georgiou, Director	06/30/2015	500,000	-	$0.08	06/30/2025

Chris Theoharis, Director	06/30/2015	500,000	-	$0.08	06/30/2025

Grant of Plan Based Awards

No plan-based awards were made during the fiscal year ended December 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2016, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned. Share ownership in each case includes shares issuable upon exercise of options exercisable within 60 days of the date of this Annual Report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934 for purposes of computing the percentage of common stock owned by such person but not for purposes of computing the percentage owned by any other person. Unless otherwise indicated, the address of the below-listed persons is our address, The Chrysler Building, 405 Lexington Avenue, 26th Floor, New York, New York 10174.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class (1)

Emmanuel Tsoupanarias (2)	17,200,106	3.2%
Leonard C. Friedman (3)	11,423,641	2.1%
Frank Georgiou (4)	23,437,075	4.4%
Chris Theoharis (4)	5,445,334	1.0%
Larry Schatz (7)	10,500,000	2.0%
Marvin Maslow (5)(6)	74,257,545	13.8%
Directors and Executive Officers as a group (6 persons)	142,263,701	26.5%

Total	142,263,701	26.5%

____________

(1) This tabular information is intended to conform to Rule 13d-3 promulgated under the Securities Exchange Act of 1934 relating to the determination of beneficial ownership of securities. The percent of class is based on 537,398,549 shares and, for each beneficial owner, gives effect to the exercise of warrants or options exercisable within 60 days of the date of this table owned, in each case, by the person or group whose percentage ownership is set forth herein.

(2) Includes 10,200,106 shares owned by Saraklis Inc. ("Saraklis"), a corporation controlled by Mr. Tsoupanarias, options for Saraklis to purchase 500,000 shares at $0.08, options to purchase 500,000 shares at $0.14 and options to purchase 6,000,000 shares at $0.07.

(3) Includes 2,500,000 shares owned in joint tenancy with his wife, options to purchase 500,000 shares $0.14 and options to purchase 500,000 shares at $0.08.

(4) Includes options to purchase 500,000 shares $0.14 and options to purchase 500,000 shares at $0.08.

(5) Includes 28,628,273 shares of Common Stock, options to purchase 25,000,000 shares of Common Stock, options to purchase 500,000 shares $0.14 and options to purchase 500,000 shares at $0.08.

(6) Includes 105,761 shares of Series D Preferred Stock on an as converted basis. The Series D Preferred Stock has a conversion price of $0.055 and a stated value of $10.00 per share. Each share of Series D Preferred Stock is convertible into such number of shares of common stock of the Company as determined by dividing stated value by the conversion price.

(7) Includes options to purchase 2,000,000 shares at a price of $0.055, options to purchase 500,000 shares at $0.08, options to purchase 500,000 shares at $0.05, and a warrant to purchase 2,500,000 shares at a price of $0.12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In December 2007, the former Chief Operating Officer, Jack Harrod, and former Chief Executive Officer, Marvin Maslow, collectively forgave $1,416,500 of their outstanding accrued salaries ($1,387,500) and note payable ($29,000) balances. The amount forgiven has been accounted for as contributed capital. Additionally, the Company repaid $5,000 of Marvin Maslow's note payable balance. The remaining unpaid notes payable balances totaling $995,000 at December 31, 2011 and 2010 comprised of loans payable of $450,000 and $545,000 to Jack Harrod and Marvin Maslow, respectively. Mr. Harrod resigned April 1, 2006. Mr. Maslow resigned November 1, 2007. Mr. Maslow is a related party as a result of his beneficial ownership of more than 10% of the Company's common stock. In addition, Mr. Maslow was appointed to the Board on March 13, 2015. The loans bore interest at 5.5% per annum and were initially due December 31, 2002 and have been mutually extended. Under the terms of the note extensions dated December 12, 2007, the loans bear interest at 5% per annum and are now due. The Company has recorded interest expense for notes payable to these former officers of approximately $50,000 and $50,000 for the years ended December 31, 2011 and 2010, respectively. Accrued interest related to these notes payable approximated $432,000 and $382,000 as of December 31, 2011 and 2010, respectively and is included in accrued liabilities, related parties. Mr. Maslow had agreed to waive any and all request for full payment of the amount owed to him until March 31, 2014. Sums earned to date from the Company in connection with equity and debt transactions have been credited to a reduction of the Company's liability to him. On November 5, 2013, the Company entered into a Conversion Agreement with Mr. Maslow pursuant to which the Company agreed to convert $1,057,608 of debt, including principal and interest, currently owed to Mr. Maslow into 105,761 shares of Series D Preferred Shares of the Company.

The above transactions were approved by the Board of Directors of the Company. The Series D Preferred Stock does not pay dividends and the does not have a liquidation preference. The holder of the Series D Preferred Stock will be entitled to 20 votes for each share of common stock that the Series D Preferred Stock are convertible into. The Series D Preferred Stock has a conversion price of $0.055 (the "Conversion Price") and a stated value of $10.00 (the "Stated Value") per share. Each share of Series D Preferred Stock is convertible, at the option of Mr. Maslow, into such number of shares of common stock of the Company as determined by dividing Stated Value by the Conversion Price. Mr. Maslow may only convert the Series D Preferred Stock upon certain Convertible Promissory Notes, whether presently outstanding or to be issued, issued to three accredited investors (the "Note Investors") in accordance with those certain Convertible Note Purchase Agreements between the Company and the Note Investors dated April 3, 2013, have either (i) been converted in full or in part by the Note Investors into shares of common stock of the Company, (ii) the Note Investors have sold or assigned all or a part of their Convertible Promissory Notes to third parties, or (iii) the Note Investors have been paid in full or in part. Mr. Maslow will only be permitted to convert such number of Series D Preferred Stock equal to the pro rata amount of the Convertible Promissory Notes converted, assigned or paid. In the event the Note Investors agree in writing that these restrictions may be terminated, then Mr. Maslow will be entitled to convert the Series D Preferred Stock at Mr. Maslow's election and the above restrictions will be null and void. Additionally, Mr. Maslow may not convert the Series D Preferred Stock until the ten day average daily trading volume is greater than $20,000. In the event Mr. Maslow terminates its consulting agreement or violates a non-compete covenant, then the Series D Preferred Shares shall be returned to the Company for cancellation and the Company shall be obligated on the Debt. The issuance of the Series D Preferred Stock was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated under Regulation D thereunder. The holder of the Series D Preferred Stock is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by our independent auditors for the fiscal years ended December 31, 2015 and December 31, 2014:

Fee Category	Fiscal 2015	Fiscal 2014

Audit and audit related fees	$55,000	$50,000
Tax fees	-	-
Other fees	-	-
Total fees	$55,000	$50,000

Audit Fees. Consists of aggregate fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance. There were no tax services provided in fiscal years ended December 31, 2015 and December 31, 2014.

Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal years ended December 31, 2015 and December 31, 2014.

We do not currently have an Audit Committee. Our full Board of Directors considers whether the provision of these services is compatible with maintaining the auditor's independence, and has determined such services

BOARD OF DIRECTORS POLICY ON PRE-APPROVAL OF SERVICES OF INDEPENDENT AUDITORS

The Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors on a case-by-case basis. These services may include audit services, audit-related services, tax services and other services.

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

10.12	Purchase Agreement by and among the Company, Senior Scientific LLC and Edward R. Flynn. (11)
10.13	Consulting Agreement dated June 1, 2011 between Manhattan Scientifics Inc. and V. Gerald Grafe (12)
10.14	Employment Agreement dated March 28, 2013 between Manhattan Scientifics Inc. and Emmanuel Tsoupanarias (12)
10.15	Consulting Agreement between Normandie New Mexico Corp. and Manhattan Scientifics Inc. dated October 1, 2009 (12)
10.16	Amendment to the Consulting Agreement between Normandie New Mexico Corp. and Manhattan Scientifics Inc. dated October 1, 2009 (12)
10.17	Convertible Note Purchase Agreement between Manhattan Scientifics, Inc. and Senior Scientific, LLC and Raymond A. Mason, William B. Jones and the Ferdinand J. Crovato Trust dated April 3, 2013 (13)
10.18	Guaranty and Security Agreement between Manhattan Scientifics, Inc. and Senior Scientific, LLC and Raymond A. Mason, William B. Jones and the Ferdinand J. Crovato Trust dated April 3, 2013 (13)
10.19	Conversion Agreement by and between Manhattan Scientifics, Inc. and Marvin Maslow dated November 5, 2013 (14)
10.20	Executive Employment Agreement between Senior Scientific, LLC and Robert R. Proulx dated January 12, 2015 (20)
10.21	Settlement Agreement and Mutual General Releases by and between Manhattan Scientifics, Inc. and Carpenter Technology Corporation dated February 11, 2015 (22)
14.1	Code of Ethics (9)
16.1	Letter from L.L. Bradford & Company, LLC (21)
21.1	List of Subsidiaries (12)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d- 14(a)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d- 14(a)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated December 30, 2014 (19)
99.2	Letter to Shareholders (24)
99.3	Shareholder letter dated May 7, 2015 (25)
99.4	Press Release dated August 26, 2015 (26)
EX-101.INS**	XBRL INSTANCE DOCUMENT
EX-101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB**	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

38

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

(7) Incorporated by reference to Amendment No. 2 to the registrant's Form 10-Q/A for the period ended September 30, 2009 filed with the Commission on October 4, 2010.

(8) Incorporated by reference to the registrant's registration statement in Form S-8 filed with the Commission on June 8, 2005.

(9) Incorporated by reference to the registrant's Form 10-K filed with the Commission on April 9, 2010.

(10) Incorporated by reference to the registrant's Form 10-K/A filed with the Commission on March 25, 2011.

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

(20) Incorporated by reference to the registrant's Form 8-K filed with the Commission on January 20, 2015

(21) Incorporated by reference to the registrant's Form 8-K filed with the Commission on February 9, 2015

(22) Incorporated by reference to the registrant's Form 8-K filed with the Commission on February 19, 2015

(23) Incorporated by reference to the registrant's Form 8-K filed with the Commission on March 19, 2015

(24) Incorporated by reference to the registrant's Form 8-K filed with the Commission on April 20, 2015

(25) Incorporated by reference to the registrant's Form 8-K filed with the Commission on May 7, 2015

(26) Incorporated by reference to the registrant's Form 8-K filed with the Commission on August 28, 2015

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March 2016.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on March 30, 2016 on behalf of the registrant and in the capacities indicated.

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

