Form 10-Q
period 2016-03-31
MANHATTAN SCIENTIFICS INC
filed 2016-05-18
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal quarter ended March 31, 2016

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

There were 533,781,064 shares outstanding of registrant's common stock, par value $.001 per share, as of May 18, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
ASSETS	(UNAUDITED)
Current assets:
Cash and cash equivalents	$3,925,000	$5,364,000
Total current assets	3,925,000	5,364,000

Investments	2,000	2,000
Property and equipment, net	264,000	291,000
Assets received in settlement agreement	6,244,000	6,417,000
Intellectual property, net	753,000	793,000
Other asset	2,000	2,000
Total assets	$11,190,000	$12,869,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$974,000	$829,000
Accrued expenses — related parties	10,000	10,000
Note payable to former officer	450,000	450,000
Total current liabilities	1,434,000	1,289,000

Long-term liabilities:
Convertible notes payable, net	1,943,000	1,928,000
Total long-term liabilities	1,943,000	1,928,000
Total liabilities	3,377,000	3,217,000

Mezzanine equity Series D convertible preferred, authorized 105,671 shares, 105,671 and 105,671 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,058,000	1,058,000

STOCKHOLDERS' EQUITY
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares; issued and outstanding — none	-	-
Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding	-	-
Series C convertible, redeemable, authorized 14,000 shares; issued and outstanding-none	-	-
Common, authorized 950,000,000 shares, 533,781,064 and 537,398,549 shares issued, and outstanding, respectively	534,000	537,000
Additional paid-in-capital	63,347,000	63,617,000
Treasury stock, at cost, 0 and 3,556,148 shares, respectively	-	(330,000)
Accumulated deficit	(57,126,000)	(55,230,000)
Total stockholders' equity	6,755,000	8,594,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,190,000	$12,869,000

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

 MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED
	March 31, 2016	March 31, 2015

Revenue	$-	$33,000

Operating costs:
General and administrative expenses	813,000	779,000
Research and development	962,000	554,000

Total operating costs and expenses	1,775,000	1,333,000

Operating loss	(1,775,000)	(1,300,000)

Other income and (expenses):
Gain on Settlement Agreement	-	14,938,000
Interest and other expenses	(121,000)	(114,000)

NET INCOME (LOSS)	$(1,896,000)	$13,524,000

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:

Weighted average number of common shares outstanding (Basic)	537,398,549	517,411,369

Basic loss per common share	$(0.00)	$0.03

Weighted average number of common shares outstanding (Diluted)	537,398,549	588,759,551

Diluted loss per common share	$(0.00)	$0.02

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,896,000)	$13,524,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on Settlement Agreement (see Note 8)	-	(6,938,000)
Common stock issued for services	-	375,000
Stock options issued/vested for services	60,000	-
Debt discount and original issue discount accretion	-	65,000
Depreciation and amortization	240,000	58,000
Treasury stock cancelled and returned to authorized	-	-
Changes in operating assets and liabilities:
Account receivable	-	-
Prepaid expenses and other assets	-	-
Accounts payable and accrued expenses	157,000	21,000
Net cash provided by (used in) operating activities	(1,439,000)	7,105,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(77,000)
Net cash used in investing activities	-	(77,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	-
Proceeds from issuance of common stock	-	-

Net cash provided by financing activities	-	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,439,000)	7,028,000
Cash and cash equivalents, beginning of period	5,364,000	2,528,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,925,000	$9,556,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for prepaid services	$-	-
Beneficial conversion feature associated with debt	$-	-

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2015. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

CASH CONCENTRATION:

The Company's cash accounts are federally insured up to $250,000 for each financial institution we hold our accounts in. As of March 31, 2016 and December 31, 2015, we had cash balances of $3,350,000 and $4,750,000 exceeding the federally insured limits.

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represented its fair value. The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At March 31, 2016 and December 31, 2015, accumulated amortization was $233,000 and $225,000, respectively. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At March 31, 2016 and December 31, 2015, accumulated amortization was $24,000 and $23,000, respectively. Under the terms of the agreement, the Company is required to pay an annual license fee of $10,000 starting in February 2010 and, may be required to pay royalties, as defined, to the licensors.

In 2011, the Company acquired Scientific Nanomedicine, Inc. which holds the commercial rights to technology and intellectual property with respect to the early detection of diseases using nanotechnologies. The acquisition of Scientific Nanomedicine, Inc. has been accounted for as an asset purchase since this company had no tangible assets or liabilities and did not have the business inputs and outputs to be considered a business. The purchase price totaling $1,300,000 (fair value of 21,667,000 shares of common stocks issued) has been allocated to in process research and development and is being amortized over its estimated benefit period of 10 years. At March 31, 2016 and December 31, 2015, accumulated amortization was $628,000 and $596,000. We subsequently dissolved Scientific Nanomedicine and transferred all remaining assets to Senior Scientific LLC.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures, Pre Codification SFAS No. 157, "Fair Value Measurements", which provides a framework for measuring fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The fair value of the Company's debt as of at March 31, 2016 and December 31, 2015 approximated their fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of March 31, 2016 and December 31, 2015 because of the relative short term nature of these instruments. At March 31, 2016 and December 31, 2015, the fair value of the Company's debt approximates carrying value.

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

As March 31, 2016, the Company has not fully evaluated its position on its deferred tax assets as a result from historical net losses. As such, there is no certainty the Company may be able to utilize such historical net losses to offset its net income during 2016.

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

SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In January, 2016, the FASB issued ASU 2016-01: "Recognition and measurement of Financial Assets and Financial Liabilities." This standard requires equity investments, with some exceptions, be measured at fair value with valuation changes recognized in net income, simplifies the impairment assessment of some equity investments, eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost, requires the use of the exit price notion when measuring the fair value of financial instruments, requires separate presentation of some changes in other comprehensive income, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets, and clarifies the need for a valuation allowance on some deferred tax assets. For public business entities, the amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the effects of the ASU 2016-01 on its financial statements and disclosures, if any.

In March 2016, the FASB issued ASU 2016-08, "Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net)," to clarify certain aspects of the principal-versus-agent guidance in its new revenue recognition standard. The ASU clarifies the implementation guidance on principal-versus-agent considerations: (a) for an entity determining whether it is a principal or an agent, (b) to determine the nature of each specified good or service promised to a customer, (c) when another party is involved in the providing goods or services to a customer for control assessment purposes. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and the timing of adoption.

In March 2016, the FASB issued ASU 2016-09 "Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting." This standard requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective in 2017 with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and the timing of adoption.

In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing" to clarify two aspects of Topic 606: (i) identifying performance obligations and (ii) the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgment necessary to comply with Topic 606. The Company is evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements and related disclosures.

There are no other recent accounting pronouncements that are expected to have a material impact on the condensed consolidated financial statements.

NOTE 3 – CAPITAL TRANSACTIONS

Capital transactions during the three months ended March 31, 2016:

•

On or about August 26, 2015, the Board of Directors of the Company approved a stock repurchase program, whereby the Company is authorized to purchase shares of its common stock with a value of up to $500,000 in open market transactions at the discretion of management. During the three months ended March 31, 2016, the Company repurchased 61,337 shares, for a total cost of $4,000.

•	As of March 31, 2016, common shares totaling 3,617,485 that were held in treasury were cancelled and returned to authorized capital.

•

On March 21, 2016, the Company entered into an Advisory Board Agreement, pursuant to which stock options to purchase up to 3,000,000 shares of the Company, with an exercise price of $0.05 per share with a 5-year life. The options vest in three equal installments, with the first portion of 1,000,000 immediately vested, for which the Company recognized compensation expense in the amount of $60,000 during the three months ended March 31, 2016. The remaining 2,000,000 stock options vest at the achievement of milestones, which have not yet been established and for which there is no estimated time frame for vesting.

Capital transactions during the three months ended March 31, 2015:

•	In January 2015, the Company issued 1,000,000 shares of common stock to a party for services with a total value $90,000.

NOTE 4 – FORMER OFFICERS NOTES PAYABLE

The former Chief Operating Officer has a notes payable balance totaling $450,000 at March 31, 2016 and December 31, 2015.

The loan bears interest at 5.5% per annum and was initially due December 31, 2002 and have been mutually extended. Under the terms of the note extension dated December 12, 2007, the loan bears interest at 5% per annum and are now due. The Company has recorded interest expense for notes payable to the former officer of approximately $6,000 and $6,000 for both the three months ended March 31, 2016 and 2015. Accrued interest related to this notes payable approximated $296,000 and $290,000 as of March 31, 2016 and December 31, 2015, respectively and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

NOTE 5 – NOTES PAYABLE – OTHER

During 2014 and 2013, the Company issued convertible notes for $2,500,000 through its wholly-owned subsidiary, Senior Scientific, LLC. The convertible notes bear interest at 8%, mature four years from the date of issuance, and are convertible into either: (1) membership interests of Senior Scientific, LLC equal to the quotient of the principal due of the convertible notes divided by $2,500,000 multiplied by 18% of the total equity of Senior Scientific, LLC outstanding as of the date hereof; or (2) the number of shares of common stock of the Company equal to the quotient of the principal and interest payable due of the convertible notes divided by a conversion price of $0.055 per share. The Company may not prepay the convertible notes. In the event of a default and so long as the default exists, interest on the convertible notes will accrue at 10%. The Company must account for all accrued interest on the convertible notes on the first calendar day of each quarter. The conversion feature to the note payable has been accounted for as an original issue discount approximating $1,045,000 which $557,000 has been accreted as of March 31, 2016. The Company has recorded the accreted original issue discount as interest expense totaling $65,000 and $64,000 for the three month periods ended March 31, 2016 and 2015. Accordingly, the carrying net value of these notes at March 31, 2016 and December 31, 2015 totals $1,943,000 and $1,877,000, respectively, comprising of $2,500,000 (original face value) plus the unamortized debt discount of $557,000 at March 31, 2016, and unamortized original debt discount of $884,000 at December 31, 2015.

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

For the three months ended March 31, 2016 and 2015, significantly all of our revenue was generated by one customer, Carpenter Technology Corporation. We did not have any significant suppliers. On February 11, 2015, the Company entered into a Settlement Agreement and Mutual General Releases with Carpenter Technology Corporation related to the agreement entered in 2009 with Carpenter Technology Corporation, pursuant to which the parties settled and released each other from any and all liabilities and claims related to the Carpenter Agreements.

RECENT DEVELOPMENTS

During the three months ended March 31, 2016:

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

•

In January 2016, Senior Scientific established a Research Collaboration with The University of Michigan Medical School. The goal is to demonstrate the applicability of magnetic relaxometry in diagnosing and staging breast cancers.

•	In February we delivered a Magnetic Relaxometry Detection System (MRX) system to the University of Michigan Medical School as part of our research collaboration agreement.

•

In February 2016, Senior Scientific announced that it had established a Research Collaboration with Weill Cornell Medicine. The goal is to investigate the use of molecular targeted nanoparticles to non-invasively detect and diagnose prostate cancers.

•

In February 2016, Senior Scientific hired Giulio F. Paciotti, Ph.D. as Vice President of Research and Development.  Dr. Paciotti has more than 25 years in the fields of tumor biology and bio nanotechnology.

•

Metallicum completed its nano-metals test-bed facility in Golden, Colorado. The new facility will use all of the equipment acquired from Carpenter Technologies earlier this year. The facility will be used to create sample product and transform lab scale materials processing directly into pilot scale production demonstrations for our present customer base. We have entered into Test and Evaluation Agreements with a dental implant company, a biomedical company/medical device development company and a wire/alloy developer & manufacturer and we are presently seeking other customers.  There is no guarantee that Metallicum's existing customers will agree to move forward with the pilot scale production or that we will successfully enter test agreements with additional customers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THREE MONTHS ENDED MARCH 31, 2015.

REVENUE. The $-0- of revenue recognized for the three months ended March 31, 2016 decreased compared to the $33,000 in revenue earned during the three months ended March 31, 2015. The decrease in revenue is primarily due to the fees earned pursuant to the agreement with Carpenter were proportionately recognized as revenue based upon the total fees to be collected over a 42 month period. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the "Annuity date" is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $813,000 for the three months ended March 31, 2016 compared with $779,000 for the three months ended March 31, 2015.

RESEARCH AND DEVELOPMENT. Research and Development was $962,000 for the three months ended March 31, 2016 compared with $554,000 for the three months ended March 31, 2015. The increase in research and development is due to the design, engineering and construction of the next generation instruments to be used for the MD Anderson Cancer Center, continued expenses working with the University of New Mexico, and continued development on intellectual property related to our nan-technology.

OTHER INCOME AND (EXPENSES). Other income and (expenses) for the three months ended March 31, 2016 totaled $(121,000), an decrease compared to $14,824,000 for the three months ended March 31, 2015. The significant other income recognized in 2015 was a one-time event and is solely related to the $14,938,000 gain from the Settlement Agreement and Mutual General Releases with Carpenter Technology Corporation, whereby we received $8,000,000 in cash and $6,938,000 in independently appraised physical assets as part of the overall consideration of the Settlement Agreement.

NET (LOSS). Our net loss was $(1,896,000) for three months ended March 31, 2016 compared to realizing net income of $13,524,000 for the three months ended March 31, 2015. The increase in net loss for the first quarter of 2016 is attributable to the aforementioned factors.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders' equity totaled $6,755,000 on March 31, 2016 and the working capital surplus was $2,491,000 on such date.

We had a decrease of $1,439,000 in cash and cash equivalents for the three months ended March 31, 2016, as a result of cash used in our operating activities. For the three months ended March 31, 2016, cash used in operating activities was $1,439,000 compared to cash of $7,105,000 provided by operating activities for the comparable three months ended March 31, 2015. During the three months ended March 31, 2016, we used significant funds in the assembly and delivery of one MRX instrument to University of Michigan Medical School and assembled, and are in the process of delivering, our second MRX instrument to Weill Cornell Medicine.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, investor relations services, public relations services, bookkeeping services, consultant services, and rent; and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of March 31, 2016, we had $3,925,000 in cash. We believe our current cash position is sufficient to maintain our operations for the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2016 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

(b) Changes In Internal Control Over Financial Reporting

During the quarter ended March 31, 2016, the Company prepared written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions. There were no other changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2016, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 21, 2016, the Company entered into an Advisory Board Agreement with Michael Harsh pursuant to which will serve as a member of the Company's Science and Technology Committee and as a consultant to the Company subject to the Science and Technology Committee Charter in consideration of a common stock option to purchase up to 3,000,000 shares of common stock of the Company at an exercise price of $0.05 per share for a period of five years (the "Option"). The Option vests in three equal installments, with 1,000,000 of the shares underlying the Option vesting immediately and the remaining 2,000,000 shares underlying the Option vesting upon the achievement of certain milestones, which have not yet been established and for which there is no estimated time frame for vesting.

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the three-months ended March 31, 2016:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares thatMay Yet Be PurchasedUnder the Plansor Programs

Purchased 1/1 through 3/31	61,337	$0.0682	3,617,485	$159,955

We repurchased our common stock on the open market, pursuant to a repurchase program announced on August 26, 2015. Repurchases under the program are limited to $500,000 in total repurchase price and subject to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Authorization of the ongoing repurchase program may be modified, suspended, or discontinued at any time. As of March 31, 2016, the Company cancelled all 3,617,485 shares of common stock that were repurchased under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Index to Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS**	XBRL Instance Document

EX-101.SCH**	XBRL Taxonomy Extension Schema Document

EX-101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF**	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB**	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of May 2016.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Name:	Emmanuel Tsoupanarias
Title:	Chief Executive Officer (Principal Executive and Accounting Officer)

By:	/s/ Chris Theoharis
Name:	Chris Theoharis
Title:	Treasurer (Principal Financial Officer)

