Form 10-Q
period 2016-06-30
MANHATTAN SCIENTIFICS INC
filed 2016-08-18
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal quarter ended June 30, 2016

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

There were 533,781,064 shares outstanding of registrant's common stock, par value $.001 per share, as of August 18, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$2,491,000	$5,364,000
Total current assets	2,491,000	5,364,000

Investments	2,000	2,000
Property and equipment, net	236,000	291,000
Assets received in settlement agreement	6,071,000	6,417,000
Intellectual property, net	712,000	793,000
Other asset	2,000	2,000
Total assets	$9,514,000	$12,869,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$1,144,000	$829,000
Accrued expenses — related parties	10,000	10,000
Note payable to former officer	450,000	450,000
Total current liabilities	1,604,000	1,289,000

Long-term liabilities:
Convertible notes payable, net	2,008,000	1,928,000
Total long-term liabilities	2,008,000	1,928,000
Total liabilities	3,612,000	3,217,000

Mezzanine equity Series D convertible preferred, authorized 105,671 shares, 105,671 and 105,671 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,058,000	1,058,000

STOCKHOLDERS' EQUITY
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares; issued and outstanding — none	-	-
Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding	-	-
Series C convertible, redeemable, authorized 14,000 shares; issued and outstanding-none	-	-
Common, authorized 950,000,000 shares, 533,781,064 and 537,398,549 shares issued, and outstanding, respectively	534,000	537,000
Additional paid-in-capital	63,527,000	63,617,000
Treasury stock, at cost, 0 and 3,556,148 shares, respectively	-	(330,000)
Accumulated deficit	(59,217,000)	(55,230,000)
Total stockholders' equity	4,844,000	8,594,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,514,000	$12,869,000

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenue	$1,000	$4,000	$1,000	$37,000

Operating costs:
General and administrative expenses	1,033,000	1,260,000	1,846,000	2,039,000
Research and development	1,028,000	626,000	1,990,000	1,180,000

Total operating costs and expenses	2,061,000	1,886,000	3,836,000	3,219,000

Operating loss	(2,060,000)	(1,882,000)	(3,835,000)	(3,182,000)

Other income and (expenses):	-	-	-	-
Gain on Settlement Agreement	-	-	-	14,938,000
Other income	115,000	-	115,000	-
Interest and other expenses	(146,000)	(127,000)	(267,000)	(241,000)

NET INCOME (LOSS)	(2,091,000)	(2,009,000)	(3,987,000)	11,515,000

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:

Weighted average number of common shares outstanding (Basic)	533,781,064	518,762,651	535,589,807	518,090,743

Basic income (loss) per common share	$(0.00)	$(0.00)	$(0.01)	$0.02

Weighted average number of common shares outstanding (Diluted)	533,781,064	518,762,651	535,589,807	588,413,925

Diluted income (loss) per common share	$(0.00)	$(0.00)	$(0.01)	$0.02

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,987,000)	$11,515,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on Settlement Agreement (see Note 8)	-	(6,938,000)
Common stock issued for services	-	-
Stock options issued/vested for services	240,000	585,000
Debt discount and original issue discount accretion	-	130,000
Depreciation and amortization	493,000	470,000
Treasury stock cancelled and returned to authorized	3,000	-
Changes in operating assets and liabilities:
Account receivable	-	-
Prepaid expenses and other assets	-	(4,000)
Accounts payable and accrued expenses	388,000	(18,000)
Stock payable	-	188,000
Net cash provided by (used in) operating activities	(2,860,000)	5,927,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(13,000)	(242,000)
Net cash used in investing activities	(13,000)	(242,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	-
Proceeds from issuance of common stock	-	-

Net cash provided by financing activities	-	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,873,000)	5,685,000
Cash and cash equivalents, beginning of period	5,364,000	2,528,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,491,000	$8,213,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for prepaid services	$-	$
Beneficial conversion feature associated with debt	$-	$
Transfer of assets from Carpenter related to Settlement Agreement	$-	$6,938,000

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

Operating results for the six month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

CASH CONCENTRATION:

The Company's cash accounts are federally insured up to $250,000 for each financial institution we hold our accounts in. As of June 30, 2016 and December 31, 2015, we had cash balances of $1,850,000 and $4,750,000 exceeding the federally insured limits.

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represented its fair value. The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At June 30, 2016 and December 31, 2015, accumulated amortization was $240,000 and $225,000, respectively. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At June 30, 2016 and December 31, 2015, accumulated amortization was $25,000 and $23,000, respectively. Under the terms of the agreement, the Company is required to pay an annual license fee of $10,000 starting in February 2010 and, may be required to pay royalties, as defined, to the licensors.

In 2011, the Company acquired Scientific Nanomedicine, Inc. which holds the commercial rights to technology and intellectual property with respect to the early detection of diseases using nanotechnologies. The acquisition of Scientific Nanomedicine, Inc. has been accounted for as an asset purchase since this company had no tangible assets or liabilities and did not have the business inputs and outputs to be considered a business. The purchase price totaling $1,300,000 (fair value of 21,667,000 shares of common stocks issued) has been allocated to in process research and development and is being amortized over its estimated benefit period of 10 years. At June 30, 2016 and December 31, 2015, accumulated amortization was $661,000 and $596,000. We subsequently dissolved Scientific Nanomedicine and transferred all remaining assets to Senior Scientific LLC.

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

The fair value of the Company's debt as of at June 30, 2016 and December 31, 2015 approximated their fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of June 30, 2016 and December 31, 2015 because of the relative short term nature of these instruments. At June 30, 2016 and December 31, 2015, the fair value of the Company's debt approximates carrying value.

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

As June 30, 2016, the Company has not fully evaluated its position on its deferred tax assets as a result from historical net losses. As such, there is no certainty the Company may be able to utilize such historical net losses to offset its net income during 2016.

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

SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

There are no other recent accounting pronouncements that are expected to have a material impact on the condensed consolidated financial statements.

NOTE 3 – CAPITAL TRANSACTIONS

Capital transactions during the six months ended June 30, 2016:

•	On or about August 26, 2015, the Board of Directors of the Company approved a stock repurchase program, whereby the Company is authorized to purchase shares of its common stock with a value of up to $500,000 in open market transactions at the discretion of management. During the six months ended June 30, 2016, the Company repurchased 61,337 shares, for a total cost of $4,000.

•	During the quarter ended March 31, 2016, common shares totaling 3,617,485 that were held in treasury were cancelled and returned to authorized capital.

•

On March 21, 2016, the Company entered into an Advisory Board Agreement, pursuant to which stock options to purchase up to 3,000,000 shares of the Company, with an exercise price of $0.05 per share with a 5-year life.  The options vest in three equal installments, with the first portion of 1,000,000 immediately vested, for which the Company recognized compensation expense in the amount of $60,000 during the six months ended June 30, 2016.  The remaining 2,000,000 stock options vest at the achievement of milestones, which have not yet been established and for which there is no estimated time frame for vesting.

•

In June 2016, the Company awarded all members of the Company's board of director's stock options for 500,000 shares each for a total of 3,000,000 shares, with an exercise price of $0.06 per share with a 10 year life. The stock options awarded totaled $137,000 which the Company used the Black-Scholes option pricing model to calculate the compensation expense for the option grants using the following inputs: exercise price of $0.06 per share, risk free rate of 1.05%, volatility of 311.6% and zero dividends.

•

In June 2016, the Company granted certain employees of one of the Company's subsidiaries stock options in the aggregate amount of 1,950,000 shares, with an exercise price of $0.08 per share with a 5 year life. The options vest upon the achievement of certain performance milestones established by the Company's board of directors. The stock options awarded totaled $156,000 which the Company used the Black-Scholes option pricing model to calculate the compensation expense for the option grants using the following inputs: exercise price of $0.08 per share, risk free rate of 1.05%, volatility of 311.6% and zero dividends.

NOTE 4 – FORMER OFFICERS NOTES PAYABLE

The former Chief Operating Officer has a notes payable balance totaling $450,000 at June 30, 2016 and December 31, 2015.  The loan bears interest at 5.5% per annum and was initially due December 31, 2002 and have been mutually extended. Under the terms of the note extension dated December 12, 2007, the loan bears interest at 5% per annum and are now due. The Company has recorded interest expense for notes payable to the former officer of approximately $6,000 and $6,000 for both the three months ended June 30, 2016 and 2015. Accrued interest related to this notes payable approximated $301,000 and $290,000 as of June 30, 2016 and December 31, 2015, respectively and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

NOTE 5 – NOTES PAYABLE – OTHER

During 2014 and 2013, the Company issued convertible notes for $2,500,000 through its wholly-owned subsidiary, Senior Scientific, LLC. The convertible notes bear interest at 8%, mature four years from the date of issuance, and are convertible into either: (1) membership interests of Senior Scientific, LLC equal to the quotient of the principal due of the convertible notes divided by $2,500,000 multiplied by 18% of the total equity of Senior Scientific, LLC outstanding as of the date hereof; or (2) the number of shares of common stock of the Company equal to the quotient of the principal and interest payable due of the convertible notes divided by a conversion price of $0.055 per share. The Company may not prepay the convertible notes. In the event of a default and so long as the default exists, interest on the convertible notes will accrue at 10%. The Company must account for all accrued interest on the convertible notes on the first calendar day of each quarter.  The conversion feature to the note payable has been accounted for as an original issue discount approximating $1,045,000 which $553,000 has been accreted as of June 30, 2016. The Company has recorded the accreted original issue discount as interest expense totaling $130,000 and $131,000 for the six month periods ended June 30, 2016 and 2015, and $65,000 and $66,000 for the three month periods ended June 30, 2016 and 2015. Accordingly, the carrying net value of these notes at June 30, 2016 and December 31, 2015 totals $2,008,000 and $1,877,000, respectively, comprising of $2,500,000 (original face value) plus the unamortized debt discount of $492,000 at June 30, 2016, and unamortized original debt discount of $884,000 at December 31, 2015.

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

For the three months ended June 30, 2016 and 2015, significantly all of our revenue was generated by one customer, Carpenter Technology Corporation. We did not have any significant suppliers. On February 11, 2015, the Company entered into a Settlement Agreement and Mutual General Releases with Carpenter Technology Corporation related to the agreement entered in 2009 with Carpenter Technology Corporation, pursuant to which the parties settled and released each other from any and all liabilities and claims related to the Carpenter Agreements.

RECENT DEVELOPMENTS

During the six months ended June 30, 2016:

•	Patent offices in Japan and China have issued patents, owned by Senior Scientific, covering the basic magnetic relaxometry measurement. These recently issued patents add to those already issued in Australia and the US; similar applications are still pending in several other countries of which we cannot provide any guarantee that such patents will be issued. The issued patents claim the apparatus used to make magnetic relaxometry measurements, and methods of making measurements using such an apparatus.

•	Senior Scientific executed a one-year Work for Others (WFO) agreement with the Los Alamos National Laboratories ("LANL"). Effective October 1, 2015 key LANL personnel at LANL with expertise in SQUID detectors and magnetic field physics will be allowed to work up to 50% of their time and use LANL resources to the benefit of the Company. The Company's MRX™ technology, being developed for the early detection of cancer and other diseases, utilizes SQUID sensors to achieve orders of magnitude more sensitivity that conventional imaging modalities.

•	In early July 2015, Senior Scientific completed the build-out of its nanoparticle production and MRX research lab. The laboratory enables the Company to make their proprietary PrecisionMRX™ nanoparticles and undertake all necessary research and development to advance the MRX™ detection technology.

•	In April 2015, Senior Scientific entered into a one-year research agreement with the University of New Mexico Health Sciences Center and the School of Medicine to support the Company's preclinical research programs for the early detection of cancer using the Company's proprietary magnetic relaxometry technology. Through the agreement, the Company will work with researchers and have access to resources at the School of Medicine's Department of Cell Biology and Animal Research Facility to advance the Company's in-house research efforts.

•	Senior Scientific engaged in an informal review of the Company's MRX™ technology with the Food and Drug Administration (FDA) Office of Combination Products (OCP). In October 2015, the FDA responded to the Company's informal Request For Designation (RFD) having completed its informal product classification and jurisdictional assessment. Based on the intended use described in the informal RFD by the Company, the FDA's OCP determined that the FDA's Center for Devices and Radiological Health (CDRH) would be the appropriate Center to lead a premarket review and regulation of the system. This response is conditional on the intended use provided by the Company and the description of the technology. We believe a new classification and jurisdictional assessment may be warranted for different indications for use and/or configurations of the product. Additionally, the informal classification is non-binding. The Company may elect at any time to pursue a formal and binding classification by the OCP. The informal classification provides clarity for the company, and its prospective commercial partners, based on the current product configuration and intended clinical use and establishes an initial dialogue with the FDA.

•	In January 2016 Senior Scientific established a Research Collaboration with The University of Michigan Medical School. The goal is to demonstrate the applicability of magnetic relaxometry in diagnosing and staging breast cancers.

•	In February we delivered a Magnetic Relaxometry Detection System (MRX) system to the University of Michigan Medical School as part of our research collaboration agreement.

•	In February 2016 Senior Scientific announced that it had established a Research Collaboration with Weill Cornell Medicine. The goal is to investigate the use of molecular targeted nanoparticles to non-invasively detect and diagnose prostate cancers.

•	In February 2016 Senior Scientific hired Giulio F. Paciotti, Ph.D. as Vice President of Research and Development. Dr. Paciotti has more than 25 years in the fields of tumor biology and bio nanotechnology

•	Metallicum completed its nano-metals test-bed facility in Golden, Colorado. The new facility will utilize the equipment acquired from Carpenter Technologies in 2015. The facility will be used to create sample product and transform lab scale materials processing directly into pilot scale production demonstrations for our present customer base. We have entered into Test and Evaluation Agreements with a dental implant company, a biomedical company/medical device development company and a wire/alloy developer & manufacturer and we are presently seeking other customers. There is no guarantee that Metallicum's existing customers will agree to move forward with the pilot scale production or that we will successfully enter test agreements with additional customers.

•	In July 2016 we announced that we signed a $500K Joint Development Agreement with General Cable (NYSE: BGC). The agreement calls for General Cable to finance all of the research and development of an improved Aluminum Conductor Alloy utilizing our proprietary ECAP-C nano structuring technology.

•

In July 2016 we announced that we signed a $500K Joint Development Agreement with General Cable General Cable (NYSE: BGC).The agreement calls for General Cable to finance all of the research and development of an improved Aluminum Conductor Alloy utilizing our proprietary ECAP-C nano structuring technology.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THREE MONTHS ENDED JUNE 30, 2015.

REVENUE. The $1,000 of revenue recognized for the three months ended June 30, 2016 decreased compared to the $4,000 in revenue earned during the three months ended June 30, 2015. The decrease in revenue is primarily due to the fees earned pursuant to the agreement with Carpenter were proportionately recognized as revenue based upon the total fees to be collected over a 42 month period. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the "Annuity date" is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $1,033,000 for the three months ended June 30, 2016 compared with $1,260,000 for the three months ended June 30, 2015.

RESEARCH AND DEVELOPMENT. Research and Development was $1,028,000 for the three months ended June 30, 2016 compared with $626,000 for the three months ended June 30, 2015. The increase in research and development is due to the design, engineering and construction of the next generation instruments to be used for the MD Anderson Cancer Center, continued expenses working with the University of New Mexico, and continued development on intellectual property related to our nano-technology.

OTHER INCOME AND (EXPENSES). Other income and (expenses) for the three months ended June 30, 2016 totaled $(31,000), a decrease compared to $(127,000) for the three months ended June 30, 2015.  The decrease in total other expenses is primarily attributed to other income generated by a subsidiary company.

NET (LOSS). Our net loss was $(2,091,000) for three months ended June 30, 2016 compared to a net loss of $(2,009,000) for the three months ended June 30, 2015. The increase in net loss for the first quarter of 2016 is attributable to the aforementioned factors.

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO SIX MONTHS ENDED JUNE 30, 2015.

REVENUE. The $1,000 of revenue recognized for the six months ended June 30, 2016 decreased compared to the $37,000 in revenue earned during the six months ended June 30, 2015. The decrease in revenue is primarily due to the fees earned pursuant to the agreement with Carpenter were proportionately recognized as revenue based upon the total fees to be collected over a 42 month period. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the "Annuity date" is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $1,846,000 for the six months ended June 30, 2016 compared with $2,039,000 for the six months ended June 30, 2015.

RESEARCH AND DEVELOPMENT. Research and Development was $1,990,000 for the six months ended June 30, 2016 compared with $1,180,000 for the six months ended June 30, 2015. The increase in research and development is due to the design, engineering and construction of the next generation instruments to be used for the MD Anderson Cancer Center, continued expenses working with the University of New Mexico, and continued development on intellectual property related to our nan-technology.

OTHER INCOME AND (EXPENSES). Other income and (expenses) for the six months ended June 30, 2016 totaled $(152,000), an decrease compared to $14,697,000 for the six months ended June 30, 2015.  The significant other income recognized in 2015 was a one-time event and is solely related to the $14,938,000 gain from the Settlement Agreement and Mutual General Releases with Carpenter Technology Corporation, whereby we received $8,000,000 in cash and $6,938,000 in independently appraised physical assets as part of the overall consideration of the Settlement Agreement.

NET (LOSS). Our net loss was $(3,987,000) for six months ended June 30, 2016 compared to realizing net income of $11,515,000 for the six months ended June 30, 2015. The increase in net loss for the first quarter of 2016 is attributable to the aforementioned factors.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders' equity totaled $4,844,000 on June 30, 2016 and the working capital surplus was $887,000 on such date.

We had a decrease of $2,873,000 in cash and cash equivalents for the six months ended June 30, 2016, as a result of cash used in our operating activities. For the six months ended June 30, 2016, cash used in operating activities was $2,860,000 compared to cash of $5,927,000 provided by operating activities for the comparable six months ended June 30, 2015. During the six months ended June 30, 2016, we used significant funds in the assembly and delivery of one MRX instrument to University of Michigan Medical School and assembled, and are in the process of delivering, our second MRX instrument to Weill Cornell Medicine.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, investor relations services, public relations services, bookkeeping services, consultant services, and rent; and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of June 30, 2016, we had $2,491,000 in cash. We believe our current cash position is sufficient to maintain our operations for the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of June 30, 2016 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

(b) Changes In Internal Control Over Financial Reporting

During the quarter ended June 30, 2016, the Company prepared written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions. There were no other changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of June 30, 2016, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

There were no unregistered sales of equity securities during the quarter ended June 30, 2016.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of August 2016.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Name:	Emmanuel Tsoupanarias
Title:	Chief Executive Officer (Principal Executive and Accounting Officer)

By:	/s/ Chris Theoharis
Name:	Chris Theoharis
Title:	Treasurer (Principal Financial Officer)

