Form 10-Q/A
period 2016-06-30
MANHATTAN SCIENTIFICS INC
filed 2016-08-22
CIK 1099132

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

Issuer's telephone number: (212) 541-0425

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

Explanatory Note:

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A (the "10-Q/A") amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, as originally filed with the Securities and Exchange Commission on August 18, 2016 (the "Original Form 10-Q").

The purpose of this Form 10-Q/A is to disclose the financials in XBRL format, which were not disclosed in the Original Form 10-Q.  No additional changes, revisions, or updates have been made to the Original Form 10-Q in this Form 10-Q/A. This Form 10-Q/A continues to speak as of the date of the Original Form 10-Q, and we have not updated the disclosure herein to reflect any events that occurred at a later date.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this  22nd day of August 2016.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Name:	Emmanuel Tsoupanarias
Title:	Chief Executive Officer (Principal Executive and Accounting Officer)

By:	/s/ Chris Theoharis
Name:	Chris Theoharis
Title:	Treasurer (Principal Financial Officer)

