Form 10-K
period 2016-12-31
MANHATTAN SCIENTIFICS INC
filed 2017-04-17
CIK 1099132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2016 was $21,652,045 based upon a closing price of $0.06 on June 30, 2016. For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of March 30, 2017 there were 533,781,064 shares of common stock issued and outstanding.

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

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

COMPANY HISTORY

Manhattan Scientifics, Inc. (the “Company” or “Manhattan Scientifics”), a Delaware corporation, was established on July 31, 1992 and has two operating wholly-owned subsidiaries: Metallicum, Inc., (“Metallicum”) and Imagion Biosystems, Inc. (f/k/a Senior Scientific LLC) (“Imagion”). Manhattan Scientifics is focused on technology transfer and commercialization of these transformative technologies.

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

On May 31, 2011, we entered into an Agreement and Plan of Reorganization to acquire Senior Scientific. The total purchase price was 21,668,000 restricted shares of our common stock (less 7,667,000 shares previously issued pursuant to an option agreement). As a result of this acquisition, we own patented technologies that can use biosafe nanoparticles and sensitive magnetic sensors to detect and measure cancer cells in biopsies or in the human body with the potential to transform how cancer is detected and treated. On November 17, 2016, Senior Scientific merged with and into Imagion, a Nevada company. Following the merger, Imagion held all of the liabilities, obligations and assets of Senior Scientific and the Company continued as the sole equity holder of Imagion. On November 29, 2016, the Company announced a plan to have Imagion pursue an IPO and listing on the Australian Stock Exchange (ASX). During the two months ended February 28, 2017, Imagion raised a total of approximately $2.7 million from investors for 62 million shares of common stock. Manhattan Scientifics presently owns approximately 50.1% of the issued and outstanding shares of Imagion.

TWO BUSINESSES EXIST WITHIN MANHATTAN SCIENTIFICS

Two nanotechnology businesses exist within Manhattan Scientifics Inc; both “units” are wholly-owned subsidiaries, both focused on nanotechnology applications in medicine.

The goal of the first business, Metallicum, is to demonstrate our business-model, a licensing model, given that we are an inventions commercialization company.

Manhattan’s second business is called Imagion, and is at the crossroads of biotechnology and nanotechnology.

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

Our novel technologies make possible the earlier detection of cancer in vivo, the ability to analyze biopsies with greater sensitivity and accuracy, the ability to monitor the therapeutic effectiveness of anticancer treatments—both in humans and in animal models—and allow us to detect cancer recurrence with significantly improved sensitivity. Please see: www.ImagionBiosystems.com

The technology was developed by Edward R. Flynn, PhD, founder and former chief scientist of Senior Scientific, which has merged with Imagion.

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

The technology goal is to expected to trim thousands of pounds from airplanes and hundreds of pounds from cars without sacrificing structural strength or adding significant cost. The nanostructured metals also have wide implications for use in the medical device and prosthetics industries including dental implants, replacements for hips, shoulders, knees and cardio vascular stents. In December 2008, a manufacturing joint venture partner in Albuquerque, NM received U.S. Food and Drug Administration 510(k) clearance to market nanostructured titanium metal dental implants using our technology. This clearance positions us closer to our goal of commercializing our technology for nanostructured metals. We are in talks with many of the key manufacturers of dental implants and have signed material testing agreements with several manufacturers.

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

NANOMEDICINE

Our subsidiary, Imagion, holds patented technologies that can use biosafe nanoparticles and sensitive magnetic sensors to detect and measure cancer cells in biopsies or in the human body. The technology is specific – i.e. it measures a particular type of cancer and does not generate false positive results from benign growths, calcifications, or other spurious signals that complicate current detection methods. It is also very sensitive – it can measure tumors that are 1000-times smaller than is possible with currently available techniques. This combination of features has the potential to transform how cancer is detected and treated.

We have invested approximately $7.5 million in the Imagion cancer project in the past three years. We continue to progress in advancing the technology toward commercialization.

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

On May 31, 2011, we acquired Senior Scientific, which subsequently merged with Imagion, and all of its intellectual property. Incident to the acquisition, we assigned certain of the intellectual property to Scientific Nanomedicine, Inc., a subsidiary formed solely for that purpose. The need for that subsidiary has passed, and we have assigned all the intellectual property to Senior Scientific, which merged with Imagion. Imagion’s. Senior Scientific’s patent estate includes the patents and applications in the following schedule. We continue to prosecute our patent applications and file new applications as the technology progresses.

Imagion IP schedule:

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

CUSTOMERS AND SUPPLIERS

For the years ended December 31, 2016 and 2015, three customers generated all of our revenue. We did not have any significant suppliers.

EMPLOYEES

As of December 31, 2016, we had one full-time employee in general management as well as 10 employees employed by Imagion and Metallicum. We do not expect any significant change in the total number of employees in the near future. Most of our research and development work has been performed by employees of our various research and development independent contractors (see below). We have historically indirectly funded the salaries of these individuals through our contract research and development payments to their employers. Although not technically our employees, we have considered these individuals to be an integral part of our research and development team. None of our employees or contractors is members of any union or collective bargaining organization. We consider our relationships with our employee and our independent contractor employees to be good.

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

LIMITED PUBLIC MARKET FOR OUR COMMON STOCK MAY AFFECT OUR SHAREHOLDERS' ABILITY TO SELL OUR COMMON STOCK.

Our Common Stock currently is quoted on the OTCQB, which is generally considered to be a less efficient market than national exchanges. Consequently, the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through SEC regulations, delays in the timing of transactions, difficulties in obtaining price quotations, reduction in security analysts' and the new media's coverage of us, if any, and lower prices for our securities than might otherwise be attained. This circumstance could have an adverse effect on the ability of an investor to sell any shares of our common stock as well as on the selling price for such shares. In addition, the market price of our common stock may be significantly affected by various additional factors, including, but not limited to, our business performance, and industry dynamics or changes in general economic conditions.

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

ITEM 2. DESCRIPTION OF PROPERTIES

Our principal executive office is at The Chrysler Building, 405 Lexington Avenue, 26th Floor, New York, New York, 10174. We lease approximately 300 square feet of office space on a month-to-month basis. The aggregate annual rent for this office space was $2,958 and $2,958 in 2016 and 2015, respectively.

Since October 2016, we lease an approximately 3,000 square foot office at 331 Corporate Circle, Golden, CO 80401. The lease is for one year and is set to expire in September 2017. The aggregate annual rent for this space is $34,800.

We also lease approximately 7,480 square feet of office and laboratory space at 800 Bradbury Dr., Albuquerque, NM 87106 for an aggregate of $83,376 per year.

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

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are currently trading on the OTCQB operated by www.otcmarkets.com. The following table sets forth for the periods indicated, the high and low per share bid information for our common stock for the fiscal years ended December 31, 2016 and December 31, 2015, as reported by www.otcmarkets.com. Such high and low bid information reflects inter-dealer quotes, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

2016
First Quarter	$0.07	$0.05
Second Quarter	$0.08	$0.05
Third Quarter	$0.06	$0.04
Fourth Quarter	$0.05	$0.02

2015
First Quarter	$0.11	$0.08
Second Quarter	$0.08	$0.05
Third Quarter	$0.11	$0.04
Fourth Quarter	$0.11	$0.06

As of March 30, 2017, there were 533,781,064 shares of common stock of the issuer issued and outstanding and approximately 643 record shareholders.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the past fiscal year, we have issued unregistered shares of common stock and options and warrants for the purchase of common stock in the following transactions in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act:

On or about August 26, 2015, the Board of Directors of the Company approved a stock repurchase program, whereby the Company is authorized to purchase shares of its common stock with a value of up to $500,000 in open market transactions at the discretion of management. During the year ended December 31, 2016, the Company repurchased 61,337 shares, for a total cost of $4,000.

During the quarter ended March 31, 2016, common shares totaling 3,617,485 that were held in treasury were cancelled and returned to authorized capital.

On March 21, 2016, we entered into an Advisory Board Agreement, pursuant to which stock options to purchase up to 3,000,000 shares of the Company, with an exercise price of $0.05 per share with a 5-year life. The options vest in three equal installments, with the first portion of 1,000,000 immediately vested. The remaining 2,000,000 stock options vest at the achievement of milestones, which have not yet been established and for which there is no estimated time frame for vesting.

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

Securities Authorized for Issuance under Equity Incentive Plans

The 2000 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2000 Plan allows for the issuance of incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2000 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2000 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2000 Plan available for grant at December 31, 2016 was 18,869,763.

In November 2004, our Board of Directors adopted the 2004 Consultant Stock Plan (the "2004 Plan"). The purpose of this 2004 Consultant Stock Plan is to advance our interests by helping us obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock. We reserved 2,000,000 shares of our Common Stock for awards to be made under the 2004 Plan. We filed a registration statement on Form S-8 with the SEC on November 26, 2004 to register the shares underlying the 2004 plan. The 2004 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2004 Plan. The number of shares under the 2004 Plan available for grant at December 31, 2016 was 500,000.

On May 9, 2005, our Board of Directors adopted the 2005 Equity Compensation Plan (the "2005 Plan"). The purpose of this Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success, by offering them an opportunity to participate in the our future performance through awards of Options, the right to purchase Common Stock and Stock Bonuses. We reserved 10,000,000 shares of our Common Stock for awards to be made under the 2005 Plan. The 2005 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee, or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2005 Plan. We filed a registration statement on Form S-8 with the SEC on June 8, 2005 to register the shares underlying the 2005 plan. The number of shares under the 2006 Plan available for grant at December 31, 2016 was -0-.

In January 2015, our Board of Directors adopted the 2015 Incentive Stock Plan (the "2015 Plan"). The purpose of this Plan is to provide incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2015 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2015 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2015 Plan available for grant at December 31, 2016 was 4,000,000.

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2016.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	23,369,763
Total	—	—	23,369,763

A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable
Outstanding as of December 31, 2014	40,480,000			40,480,000
Granted	3,575,000	$0.05	$0.05	3,575,000
Exercised	(1,200,000)			(1,200,000)
Expired	-			-
Outstanding as of December 31, 2015	42,855,000			42,855,000
Granted	5,950,000	$0.06	$0.04	5,950,000
Exercised	-			-
Outstanding as of December 31, 2016	48,805,000			48,805,000

Exercise prices and weighted-average contractual lives of 48,805,000 stock options outstanding as of December 31, 2016 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01	25,000,000	0.67	$0.01	25,000,000	$0.01
$0.05	3,000,000	7.08	$0.05	3,000,000	$0.05
$0.06	2,000,000	7.87	$0.06	2,000,000	$0.06
$0.07	9,250,000	4.31	$0.07	9,250,000	$0.07
$0.08	575,000	3.74	$0.08	575,000	$0.08
$0.14	3,000,000	6.24	$0.14	3,000,000	$0.14
$0.26	30,000	2.95	$0.26	30,000	$0.26

The fair value for options granted were determined using the Black-Scholes option-pricing model.

Warrants:

The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2016.

	Warrants	Weighted average Exercise Price
Outstanding as of December 31, 2014	25,243,182	$0.07
Issued/Vested	3,700,000	$0.11
Cancelled/Expired	-
Outstanding as of December 31, 2015	28,943,182	$0.07
Issued/Vested	-	-
Exercised	-	-
Cancelled/Expired	-	-
Outstanding as of December 31, 2016	28,943,182	$0.07

Date	Number of Warrants	Exercise Price	Contractual Life Remaining	Number of Shares Exercisable
April 2012	6,000,000	$0.05	3.8 year	6,000,000
January 2014	909,091	$0.09	2.1 year	909,091
February 2014	9,125,000	$0.08	2.1years	9,125,000
March 2014	909,091	$0.09	2.2 years	909,091
August 2014	800,000	$0.08	2.7 years	800,000
November 2014	7,500,000	$0.11	2.9 years	7,500,000
March 2015	2,500,000	$0.12	3.2 years	2,500,000
July 2015	300,000	$0.05	3.5 years	300,000
August 2015	300,000	$0.05	3.6 years	300,000
September 2015	300,000	$0.05	3.7 years	300,000
October 2015	300,000	$0.05	3.8 years	300,000
	28,943,182			28,943,182

The fair value for warrants granted were determined using the Black-Scholes option-pricing model.

ITEM 6. SELECTED FINANCIAL DATA

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 6. Selected Financial Data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes appearing elsewhere in this Form 10-K.

OVERVIEW

The Company’s goal is to nurture visionary technologies into life changing success stories and Metallicum and Imagion are pursuing that goal.

Manhattan Scientifics, operates as a technology incubator that seeks to acquire, develop and commercialize life-enhancing technologies in various fields, with emphasis in the areas of nanotechnology. Nanotechnology is the use and manipulation of matter on an atomic and molecular scale. To achieve this goal, the Company continues to identify emerging technologies through strategic alliances with scientific laboratories, educational institutions, scientists and leaders in industry and government. The Company and its executives have a long standing relationship with Los Alamos Laboratories in New Mexico.

TWO BUSINESSES EXIST WITHIN MANHATTAN SCIENTIFICS

Two nanotechnology businesses exist within Manhattan Scientifics; both “units” are wholly-owned subsidiaries, both focused on nanotechnology applications in medicine.

The goal of the first business, Metallicum, is to demonstrate our business-model, a licensing model, given that we are an inventions commercialization company.

Manhattan’s second business is called Imagion and is at the crossroads of biotechnology and nanotechnology.

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

Our novel technologies make possible the earlier detection of cancer in vivo, the ability to analyze biopsies with greater sensitivity and accuracy, the ability to monitor the therapeutic effectiveness of anticancer treatments—both in humans and in animal models—and allow us to detect cancer recurrence with significantly improved sensitivity. Please see: www.imagionbiosystems.com

The technology was developed by Edward R. Flynn, PhD, founder and former chief scientist of Imagion, which has merged with Imagion.

RECENT DEVELOPMENTS

During the year ended December 31, 2016:

•	Patent offices in Japan and China have issued patents, owned by Imagion, covering the basic magnetic relaxometry measurement. These recently issued patents add to those already issued in Australia and the US; similar applications are still pending in several other countries of which we cannot provide any guarantee that such patents will be issued. The issued patents claim the apparatus used to make magnetic relaxometry measurements, and methods of making measurements using such an apparatus.

•	Imagion executed a one-year Work for Others (WFO) agreement with the Los Alamos National Laboratories (“LANL”). Effective October 1, 2015 key LANL personnel at LANL with expertise in SQUID detectors and magnetic field physics will be allowed to work up to 50% of their time and use LANL resources to the benefit of the Company. The Company’s MRX™ technology, being developed for the early detection of cancer and other diseases, utilizes SQUID sensors to achieve orders of magnitude more sensitivity that conventional imaging modalities.

•	In January 2016 Imagion established a Research Collaboration with The University of Michigan Medical School. The goal is to demonstrate the applicability of magnetic relaxometry in diagnosing and staging breast cancers.

•	In February 2016 we delivered a Magnetic Relaxometry Detection System (MRX) system to the University of Michigan Medical School as part of our research collaboration agreement.

•	In February 2016 Imagion announced that it had established a Research Collaboration with Weill Cornell Medicine. The goal is to investigate the use of molecular targeted nanoparticles to non-invasively detect and diagnose prostate cancers.

•	In February 2016 Imagion hired Giulio F. Paciotti, Ph.D. as Vice President of Research and Development. Dr. Paciotti has more than 25 years in the fields of tumor biology and bio nanotechnology

•	Metallicum completed its nano-metals test-bed facility in Golden, Colorado. The new facility will utilize the equipment acquired from Carpenter Technologies in 2015. The facility will be used to create sample product and transform lab scale materials processing directly into pilot scale production demonstrations for our present customer base. We have entered into Test and Evaluation Agreements with a dental implant company, a biomedical company/medical device development company and a wire/alloy developer & manufacturer and we are presently seeking other customers. There is no guarantee that Metallicum’s existing customers will agree to move forward with the pilot scale production or that we will successfully enter test agreements with additional customers.

•	In July 2016 we announced that we signed a $500,000 Joint Development Agreement with General Cable (NYSE: BGC).The agreement calls for General Cable to finance all of the research and development of an improved Aluminum Conductor Alloy utilizing our proprietary ECAP-C nano structuring technology.

•	On November 17, 2016, Senior Scientific merged with and into Imagion Biosystems, Inc., a Nevada company (“Imagion”). Following the merger, Imagion held all of the liabilities, obligations and assets of Senior Scientific and the Company continued as the sole equity holder of Imagion.

•	On November 29, 2016, the Company announced a plan to have Imagion pursue an IPO and listing on the Australian Stock Exchange (ASX). During the two months ended February 28, 2017, Imagion raised a total of approximately $2.7 million from investors for 62 million shares of common stock. Manhattan Scientifics presently owns approximately 50.1% of the issued and outstanding shares of Imagion.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2016 COMPARED TO YEAR ENDED DECEMBER 31, 2015

GROSS PROFIT. In the year ended December 31, 2016, we recorded $150,000 in revenue compared to $64,000 of revenue recognized for the year ended December 31, 2015. The material increase in revenue is primarily attributable to sales of sample product by our subsidiary company, Metallicum.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day-to-day operating expenses. General and administrative expenses were $3,198,000 for the year ended December 31, 2016 compared with $3,378,000 for the year ended December 31, 2015.

RESEARCH AND DEVELOPMENT. Research and development expenses consist of consultants and contractors. Research and development expenses were $3,335,000 for the year ended December 31, 2016 compared with $2,937,000 for the year ended December 31, 2015. Research and development expenses increased due to the design, engineering and construction of the next generation instruments to be used for the MD Anderson Cancer Center; hiring of four professional individuals; continued expenses working with the University of New Mexico; and continued development on intellectual property related to our nano-technology.

OTHER INCOME AND (EXPENSES). Other income and was $275,000 for the year ended December 31, 2016, which is attributable to $(488,000) in interest expense and the forgiveness of $763,000 of related party debt and interest accrued thereupon. In comparison, we realized other income of $14,263,000 for the year ended December 31, 2015, attributed primarily to a gain of $14,938,000 related to a 2015 Settlement Agreement and Mutual General Releases with Carpenter Technology Corporation, as discussed in Note 8 in the notes to financial statements, whereby we received $8,000,000 in cash and $6,938,000 in independently appraised physical assets as part of the overall consideration of the Settlement Agreement.

NET INCOME (LOSS). We incurred a net loss of $(6,108,000) for the year ended December 31, 2016, compared to having earned net income of $8,012,000 for the year ended December 31, 2015. The income generated during 2015 is primarily attributable to the Carpenter Settlement Agreement and is not indicative of continuing operations.

LIQUIDITY AND PLAN OF OPERATIONS

Stockholders’ equity totaled $2,723,000 on December 31, 2016 and the working capital deficit was $(603,000) on such date.

We experienced a $4,296,000 net decrease in cash and cash equivalents for the year ended December 31, 2016, as a result of cash used in the pursuit of our operational objectives. Cash used by operating activities was $4,558,000, during the year ended December 31, 2016. During 2016, we used a significant amount of funds in the assembly and delivery of MRX instrumentation to two university research facilities: University of Michigan Medical School and Weill Cornell Medicine.

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

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, investor relations services, public relations services, bookkeeping services, consultant services, and rent; and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of December 31, 2016, we had $1,068,000 in cash. We believe our current cash position is not sufficient to maintain our operations for the next twelve months. Accordingly, we will need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Manhattan Scientifics, Inc.

We have audited the accompanying consolidated balance sheet of Manhattan Scientifics, Inc. and subsidiaries ("the Company") as of December 31, 2015 and the related consolidated statement of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manhattan Scientifics, Inc. and subsidiaries at December 31, 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

New York, NY

March 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Manhattan Scientifics, Inc.

We have audited the accompanying balance sheets of Manhattan Scientifics, Inc. as of December 31, 2016 and the related statements of income, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2016. Manhattan Scientifics, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manhattan Scientifics, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has minimal revenues, has negative working capital at December 31, 2016, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing

Las Vegas, Nevada

April 12, 2017

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,068,000	$5,364,000
Accounts receivable	44,000	0
Total current assets	1,112,000	5,364,000

Investments	2,000	2,000
Property and equipment, net	165,000	291,000
Assets received in settlement agreement – see Note 8	5,724,000	6,417,000
Intellectual property, net	630,000	793,000
Other asset	2,000	2,000
Total assets	$7,635,000	$12,869,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$1,335,000	$829,000
Accrued expenses — related parties	105,000	10,000
Note payable to former officers	-	450,000
Note payable to related party	275,000	-
Total current liabilities	1,714,000	1,289,000

Long-term liabilities:
Convertible notes payable, net	2,139,000	1,928,000
Total long-term liabilities	2,139,000	1,928,000
Total liabilities	3,854,000	3,217,000

Mezzanine equity Series D convertible preferred, authorized 105,671 shares, 105,671 and 105,671 shares issued and outstanding at December 31, 2016 and 2015, respectively	1,058,000	1,058,000

STOCKHOLDERS’ EQUITY
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares; issued and outstanding — none	-	-
Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding	-	-
Series C convertible, redeemable, authorized 14,000 shares; issued and outstanding-none	-	-
Common, authorized 950,000,000 shares, 533,781,064 and 537,398,549 shares issued, and outstanding, respectively	534,000	537,000
Additional paid-in-capital	63,527,000	63,617,000

Treasury stock, at cost, 0 and 3,556,148, respectively	0	(330,000)
Accumulated deficit	(61,338,000)	(55,230,000)
Total stockholders' equity	2,723,000	8,594,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,635,000	$12,869,000

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2016	2015

Revenue	$150,000	$64,000

Operating costs and expenses:
General and administrative	3,198,000	3,378,000
Research and development	3,335,000	2,937,000
Total operating costs and expenses	6,533,000	6,315,000

Loss from operations before other income and expenses	(6,383,000)	(6,251,000)

Other income and expenses:
Gain on Settlement Agreement (see Note 8)	-	14,938,000
Gain on forgiveness of debt	763,000	-
Interest and other expenses	(488,000)	(675,000)

NET LOSS BEFORE INCOME TAXES	(6,108,000)	8,012,000

NET INCOME (LOSS)	(6,108,000)	8,012,000

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:

Weighted average number of common shares outstanding (basic)	534,680,493	521,647,718

Basic income (loss) per common share	$(0.01)	$0.02

Weighted average number of common shares outstanding (diluted)	534,680,493	593,445,900

Diluted income (loss) per common share	$(0.01)	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
For The Years Ended December 31, 2016 And 2015

	Preferred Stock $.001 Par Value Series B		Common Stock $.001 Par Value		Additional Paid-in	Treasury	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Total

Balance December 31, 2014	49,999	$-	516,378,036	$516,000	$61,894,000	$-	$-	$(63,242,000)	$(832,000)

Issuance of shares for cash			100,000	1,000	5,000				6,000
Issuance of shares for services			5,875,000	5,000	511,000				516,000
Conversion of debt to shares of common stock			15,045,513	15,000	1,071,000				1,086,000
Stock repurchased as treasury stock						(330,000)			(330,000)
Stock options issued for services					136,000				136,000
Net loss								8,012,000	8,012,000

Balance December 31, 2015	49,999	-	537,398,549	$537,000	$63,617,000	$(330,000)	$0	$(55,230,000)	$8,594,000

Stock options issued for services					240,000				240,000
Stock repurchased as treasury stock						(3,000)			(3,000)
Treasury stock cancelled and returned to authorized			(3,617,485)	(3,000)	(330,000)	333,000			-
Net loss								(6,108,000)	(6,108,000)

Balance December 31, 2016	49,999	$-	533,781,064	$534,000	$63,527,000	$-	$-	$(61,338,000)	$2,723,000

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,108,000)	$8,012,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Common stock issued for services	--	447,000
Stock options issued/vested for services	240,000	136,000
Debt discount and original issue discount accretion	--	502,000
Depreciation and amortization	995,000	793,000
Treasury stock cancelled and returned to authorized	3,000	--
Gain on settlement agreement (see Note 8)	--	(6,938,000)
Gain on forgiveness of debt	(450,000)	--
Changes in:
Accounts receivable	(44,000)	--
Prepaid expenses and other assets	--	--
Accounts payable and accrued expenses	505,000	472,000
Accrued interest and expenses, related parties	300,000	(9,000)

Net cash provided by/(used in) operating activities	(4,558,000)	3,415,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(13,000)	(255,000)

Net cash used in investing activities	(13,000)	(255,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	275,000	--
Proceeds from issuance of common stock	--	6,000
Repurchase of common stock for treasury	--	(330,000)

Net cash (used in)/provided by financing activities	275,000	(324,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(4,296,000)	2,836,000
Cash and cash equivalents, beginning of year	5,364,000	2,528,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,068,000	$5,364,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt to preferred stock by shareholder	$-	$896,000

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

Under the Nanomedicine Agreement, the Company has agreed to purchase all of the common stock of Nanomedicine. The purchase price for the common stock of Nanomedicine is 21,667,000 restricted shares of the Company’s voting common stock (less 7,667,000 shares already issued) pursuant to the Acquisition Option Agreement, dated February 8, 2010, among the Company, Nanomedicine, Flynn and Senior Scientific. Nanomedicine holds the commercial rights to technology and intellectual property with respect to the early detection of diseases using nanotechnologies.

Under the Senior Scientific Agreement, the Company has agreed to purchase all of the membership interests of Senior Scientific. The purchase price for the membership interests of Senior Scientific is 1,000 restricted shares of the Company’s voting common stock. Senior Scientific operates a research laboratory in New Mexico.

On November 17, 2016, Senior Scientific merged with and into Imagion Biosystems, Inc., a Nevada corporation (“Imagion”). Following the merger, Imagion held all of the liabilities, obligations and assets of Senior Scientific and the Company continued as the sole equity holder of Imagion. On November 29, 2016, the Company announced a plan to have Imagion pursue an IPO and listing on the Australian Stock Exchange (ASX). During the two months ended February 28, 2017, Imagion raised a total of approximately $2.7 million from investors for 62 million shares of common stock. Manhattan Scientifics presently owns approximately 50.1% of the issued and outstanding shares of Imagion.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

BASIS OF CONSOLIDATION:

The consolidated financial statements include the accounts of Manhattan Scientific, Inc. and its wholly owned subsidiaries Metallicum and Senior Scientific. All significant intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements include the operating activities of Metallicum and Senior Scientific for the years ended December 31, 2016 and 2015.

The fiscal year end of the Company is December 31.

GOING CONCERN:

As of December 31, 2016 the Company has cumulative losses totaling $(61,338,000) and negative working capital of $602,000. The Company had a net loss of $6,108,000 for the year ended December 31, 2016. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its technology as well as to generate revenues for other services. The Company is also contemplating the spin-off of one of its subsidiaries. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

CASH CONCENTRATION:

The Company’s cash accounts are fully insured up to $250,000. As of December 31, 2016 and 2015, the Company had cash accounts exceeding insured amount totaling $750,000 and $4,750,000, respectively.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represented its fair value. The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At December 31, 2016 and December 31, 2015, accumulated amortization was $255,000 and $225,000, respectively. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At December 31, 2016 and 2015, accumulated amortization was $26,000 and $23,000, respectively. Under the terms of the agreement, the Company is required to pay an annual license fee of $10,000 starting in February 2010 and, may be required to pay royalties, as defined, to the licensors.

In 2011, the Company acquired Scientific Nanomedicine, Inc., which holds the commercial rights to technology and intellectual property with respect to the early detection of diseases using nanotechnologies. The acquisition of Scientific Nanomedicine, Inc. has been accounted for as an asset purchase since this company had no tangible assets or liabilities and did not have the business inputs and outputs to be considered a business. The purchase price totaling $1,300,000 (fair value of 21,667,000 shares of common stocks issued) has been allocated to in process research and development and is being amortized over its estimated benefit period of 10 years. At December 31, 2016 and 2015, accumulated amortization was $726,000 and $596,000. We subsequently dissolved Scientific Nanomedicine and transferred all remaining assets to Senior Scientific LLC.

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

DECEMBER 31, 2016 AND 2015

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

BASIC AND DILUTED LOSS PER SHARE

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of December 31, 2016 and 2015, 77,748,182 and 71,798,000 dilutive shares were excluded from the calculation of diluted loss per common share.

RESEARCH AND DEVELOPMENT:

Research and development costs are expensed as incurred and amounted to $3,335,000 and $2,937,000 for the years ended December 31, 2016 and 2015.

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

DECEMBER 31, 2016 AND 2015

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

The fair value of the Company’s debt as of December 31, 2016 and 2015 approximated their fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of December 31, 2016 and 2015 because of the relative short term nature of these instruments. At December 31, 2016 and 2015, the fair value of the Company’s debt approximates carrying value.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 3 – RELATED PARTY AND FORMER OFFICERS NOTES PAYABLE

The former Chief Operating Officer has a notes payable balance totaling $450,000 at December 31, 2015. The loan bears interest at 5.5% per annum and was initially due December 31, 2002 and have been mutually extended. Under the terms of the note extension dated December 12, 2007, the loan bears interest at 5% per annum and are now due. On December 31, 2016, the Company wrote off the entire $450,000 balance of the note payable and $312,500 of interest accrued, thereupon. The Company therefore recognized a gain on forgiveness of debt in the amount of $762,500.

On November 10, 2016, the Company, via Imagion, its wholly-owned subsidiary, entered into a Note Purchase Agreement with Interim Investors, pursuant to which Imagion would issue promissory notes for any amounts borrowed under the Agreement. The Interim Investors may invest up to a total of $500,000 under the Note Purchase Agreement. The Note accrue interest at the rate of 8% per annum, provided, however, in the event of a default, interest shall accrue at 10% per annum. As of December 31, 2016, the Company borrowed a total of $275,000. Interest expense and accrued interest during the year ended December 31, 2016 was $2,000.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

From October 21, 2011 to April 26, 2012, the Company issued convertible notes for $600,000 (the "Convertible Notes") of which $200,000 was received on October 21, 2011, $100,000 was received on January 31, 2012 and $300,000 was received on April 26, 2012. Additionally, the note holder was issued warrants for 6,000,000 shares of the Company’s common stock with an exercise price of $0.05 that expire on October 15, 2015 ("Warrants"). During September 2015, the Company and the holder mutually agreed to extend the expiration of the 6,000,000 warrants to October 15, 2018, the rest of the terms of the warrants remained the same. The incremental fair value for the modification of the warrants was valued at $190,000 and recorded to additional paid in capital. The conversion feature to the note payable has been accounted for as an original issue discount approximating $296,000 which has been fully accreted as of December 31, 2012. The warrant associated with the note has been accounted for as a debt discount with an approximate value of $296,000 which has been allocated to the note’s fully accreted value of $896,000 (original note amount plus original debt discount) on proportionate basis which amounted to $195,000. The warrant value of $252,000 was determined using the Black-Scholes option pricing model based on the following assumptions: 2 year term; volatility rate of 134% to 135%; and discount rate of 2.5%. For the year ended December 31, 2012, the Company has recorded an expense associated with original debt discount and expense associated with the debt discount (warrants) of $422,000. Accordingly, the carrying net value of this note at December 31, 2016, and 2015 was $0. In October 2015, the Company had issued 15,045,513 shares of common stock related to the conversion and extinguishment of the notes.

During 2014 and 2013, the Company issued convertible notes for $2,500,000 through its wholly-owned subsidiary, Senior Scientific, LLC. The convertible notes bear interest at 8%, mature four years from the date of issuance, and are convertible into either: (1) membership interests of Senior Scientific, LLC equal to the quotient of the principal due of the convertible notes divided by $2,500,000 multiplied by 18% of the total equity of Senior Scientific, LLC outstanding as of the date hereof; or (2) the number of shares of common stock of the Company equal to the quotient of the principal and interest payable due of the convertible notes divided by a conversion price of $0.055 per share. The Company may not prepay the convertible notes. In the event of a default and so long as the default exists, interest on the convertible notes will accrue at 10%. The Company must account for all accrued interest on the convertible notes on the first calendar day of each quarter. The conversion feature to the note payable has been accounted for as an original issue discount approximating $1,045,000 which $684,000 has been accreted as of December 31, 2016. The Company has recorded the accreted original issue discount as interest expense totaling $262,000 and $261,000 for the years ended December 31, 2016 and 2015. Accordingly, the carrying net value of these notes at December 31, 2016 and 2015 totals $2,139,000 and $1,877,000, respectively, comprising of $2,500,000 (original face value) plus the unamortized debt discount of $360,000 at December 31, 2016, and unamortized original debt discount of $622,000 at December 31, 2015.

NOTE 5 – CAPITAL TRANSACTIONS

Preferred Stock

The Company has a total of 1,000,000 shares of authorized preferred shares which are segregated into four classes of preferred stock.

The Company has 182,525 authorized shares of convertible, redeemable, 10 percent cumulative, Class A, Preferred Stock with $0.001 par value. One Class A, Preferred share is convertible into 50 restricted common shares and will be entitled to the number of votes equal to the number of shares of common stock into which such holder’s shares of Series A Preferred stock could be converted at the time of the vote. Class A, Preferred Stock is redeemable by the Company at $15 per share. Upon liquidation the holders of Series A Preferred stock will be entitled to be paid out of the assets available for distribution of the corporation an amount equal to $10 per share, before any payment will be made to the common shareholders. As of December 31, 2016 and 2015, no shares of Preferred Stock were issued and outstanding.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

The Company has 250,000 authorized shares of Class B, Preferred Stock with $0.001 par value. As of December 31, 2016 and 2015, 49,999 shares of Preferred Stock were issued and outstanding. Class B preferred shares are convertible at a rate of 1 Series B preferred share to 10 common shares.

The Company has 14,000 authorized shares of redeemable, convertible, Class C, Preferred Stock with $100 stated value. Class C, Preferred Stock is not entitled to receive dividends unless dividends are paid on common stock. Upon liquidation Class C, Preferred Stock shall be treated as if it were converted to common stock prior to liquidation. Class C, Preferred Stock is convertible at $100 divided by the 10 day average closing price of common stock. The Class C, Preferred Stock is redeemable by the Company at the stated value. As of December 31, 2016 and 2015, no shares of Preferred Stock were issued and outstanding.

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

The Company has 447,804 and 447,804 undesignated blank check preferred stock, $0.001 par value, authorized as of December 31, 2016 and 2015. The preferred shares are to be issued in such series and to have such rights, preferences, and designation as determine by the Board of Directors of the Company.

Common Stock

The Company has a total of 950,000,000 shares of authorized common shares. As of December 31, 2016 and 2015, 533,781,064 and 537,398,549 shares of common stock were issued and outstanding, respectively.

Stock activity during 2016

On or about August 26, 2015, the Board of Directors of the Company approved a stock repurchase program, whereby the Company is authorized to purchase shares of its common stock with a value of up to $500,000 in open market transactions at the discretion of management. Through the year ended December 31, 2016, the Company repurchased a total of 3,617,485 shares for $333,952. As of March 31, 2016, the Board of Directions of the Company retired all 3,617,485 shares held in treasury.

Stock activity during 2015

In January 2015, the Company issued 1,000,000 shares of common stock to a party for services with a total value $90,000.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

In March 2015, the Company issued 1,000,000 shares of common stock and warrant for 2,500,000 shares of common stock one of the Company’s directors for legal services rendered with a total value of $160,000.

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

In June 2015, the Company awarded all members of the Company’s board of director’s stock options for 500,000 shares each for a total of 3,000,000 shares, with an exercise price of $0.05 per share with a 10 year life. The stock options awarded totaled $137,000 which the Company used the Black-Scholes option pricing model to calculate the compensation expense for the option grants using the following inputs: exercise price of $0.05 per share, risk free rate of 2.0%, volatility of 149% and zero dividends.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

The 2000 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2000 Plan allows for the issuance of incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2000 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2000 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2000 Plan available for grant at December 31, 2016 and 2015 was 18,869,763 and 18,869,763.

In November 2004, the Company’s Board of Directors adopted the 2004 Consultant Stock Plan (the "2004 Plan"). The purpose of this 2004 Consultant Stock Plan is to advance the Company’s interests by helping the Company obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock. The Company reserved 2,000,000 shares of Common Stock for awards to be made under the 2004 Plan. A registration statement on Form S-8 was filed with the SEC on November 26, 2004 to register the shares underlying the 2004 plan. The 2004 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2004 Plan. The number of shares under the 2004 Plan available for grant at December 31, 2016 and 2015 was 500,000.

On May 9, 2005, the Company’s Board of Directors adopted the 2005 Equity Compensation Plan (the "2005 Plan"). The purpose of this Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success, by offering them an opportunity to participate in the Company’s future performance through awards of Options, the right to purchase Common Stock and Stock Bonuses. The Company reserved 10,000,000 shares of Common Stock for awards to be made under the 2005 Plan. The 2005 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2005 Plan. A registration statement on Form S-8 was filed with the SEC on June 8, 2005 to register the shares underlying the 2005 plan. The number of shares under the 2005 Plan available for grant at December 31, 2016 and 2015 was -0-.

In January 2015, our Board of Directors adopted the 2015 Incentive Stock Plan (the "2015 Plan"). The purpose of this Plan is to provide incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2015 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2015 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2015 Plan available for grant at December 31, 2016 and 2015 was 4,000,000.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2016, the most recently completed fiscal year.

At December 31, 2016, the 48,805,000 outstanding options had an aggregate intrinsic value of $1,959,000.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	23,369,763
Total	—	—	23,369,763

A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable
Outstanding as of December 31, 2014	40,480,000			40,480,000
Granted	3,575,000	$0.05	$0.05	3,575,000
Exercised	(1,200,000)			(1,200,000)
Expired	-			-
Outstanding as of December 31, 2015	42,855,000			42,855,000
Granted	5,950,000	$0.06	$0.04	5,950,000
Exercised	-			-
Outstanding as of December 31, 2016	48,805,000			48,805,000

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Exercise prices and weighted-average contractual lives of 48,805,000 stock options outstanding as of December 31, 2016 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01	25,000,000	0.67	$0.01	25,000,000	$0.01
$0.05	3,000,000	7.08	$0.05	3,000,000	$0.05
$0.06	2,000,000	7.87	$0.06	2,000,000	$0.06
$0.07	9,250,000	4.31	$0.07	9,250,000	$0.07
$0.08	575,000	3.74	$0.08	575,000	$0.08
$0.14	3,000,000	6.24	$0.14	3,000,000	$0.14
$0.26	30,000	2.95	$0.26	30,000	$0.26

The fair value of options granted were determined using the Black-Scholes option-pricing model.

Warrants:

The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2016.

	Warrants	Weighted average Exercise Price
Outstanding as of December 31, 2014	25,243,182	$0.07
Issued/Vested	3,700,000	$0.11
Cancelled/Expired	-
Outstanding as of December 31, 2015	28,943,182	$0.07
Issued/Vested	-	-
Exercised	-	-
Cancelled/Expired	-	-
Outstanding as of December 31, 2016	28,943,182	$0.07

Date	Number of Warrants	Exercise Price	Contractual Life Remaining	Number of Shares Exercisable
April 2012	6,000,000	$0.05	3.8 year	6,000,000
January 2014	909,091	$0.09	2.1 year	909,091
February 2014	9,125,000	$0.08	2.1years	9,125,000
March 2014	909,091	$0.09	2.2 years	909,091
August 2014	800,000	$0.08	2.7 years	800,000
November 2014	7,500,000	$0.11	2.9 years	7,500,000
March 2015	2,500,000	$0.12	3.2 years	2,500,000
July 2015	300,000	$0.05	3.5 years	300,000
August 2015	300,000	$0.05	3.6 years	300,000
September 2015	300,000	$0.05	3.7 years	300,000
October 2015	300,000	$0.05	3.8 years	300,000

	28,943,182			28,943,182

The fair value of warrants granted were determined using the Black-Scholes option-pricing model.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 6 – INCOME TAXES

The provision for income taxes on the statements of operations consists of $-0- and $-0- for the years ended December 31, 2016 and 2015, respectively. Deferred tax assets are comprised of the following at December 31:

	2016	2015
Net operating loss carryforward	$10,564,000	$8,216,800
Temporary differences	6,688,000	6,592,000
Less valuation allowance	(17,252,000)	(14,808,800)
Deferred tax asset, net	-	-

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. At December 31, 2016 and 2015, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2016 and 2015, net operating loss carryforwards were approximately $43,347,000 and $37,239,000, respectively, for federal tax purposes that expire at various dates through 2031 and for state tax purposes expire through 2025.

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state regulations. The annual limitation may result in the expiration of substantial net operating loss carryforwards before utilization.

For December 31, 2016 and 2015, the provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (40% in 2016 and 2015) to income taxes as follows:

	2016	2015
Tax benefit computed at 40%	$96,000	$434,000
Change in valuation allowance	2,347,200	3,204,800
Change in carryovers and tax attributes	(2,443,200)	(3,638,800)
Income tax provision	-	-

NOTE 7 – COMMITMENTS

Operating Leases

The Company’s principal executive offices in New York are leased on a month to month basis for $500 per month. For the years ended December 31, 2016 and 2015, rent expense was $6,000, and $6,000 respectively.

Litigation

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of December 31, 2016 and 2015, the Company was not party to any material litigation, claims or suit whose outcome could have material effect to the financial statements.

During February 2016, a former employer of one or our employees filed a suit in Circuit Court for Montgomery County against the former employee claiming breach of restrictive covenants of an employment agreement. The employee has defended themselves against the claim and the court has not enforced the terms of the agreement against our employee with the court ruling that the former employer has failed to show that it is likely to succeed on the merits of its claim.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

Metallicum, Inc.

In June 2008, the Company completed the purchase of Metallicum, Inc., a privately held research and development company of nano-structured materials, by acquiring all of the outstanding capital stock of Metallicum, Inc. for a total purchase price of $305,000. In connection with the Metallicum acquisition, the Company has agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with FASB ASC 805, the Company does not accrue contingent consideration obligations prior to the attainment of the objectives. At December 31, 2016, maximum potential future consideration pursuant to such arrangements, to be resolved over the following years, is the potential issuance of 15 million restricted shares of the Company’s common stock having a current approximate value of $1,050,000. Any such payments would result in increases in intangible assets.

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

Upon achieving milestones 1 and 2 Metallicum will receive 6,000,000 shares of common stock. Upon achieving each milestone 3, 4 and 5 Metallicum shareholders will receive 3,000,000 shares of common stock for each milestone reached. As of December 31, 2016, the Company has so far only achieved milestone 1.

Institut Straumann AG

In January 2013, the Company entered into a licensing agreement with a party granting certain licensing rights to the Company's nanostructured metal technology. Pursuant to the party is obligated to pay the Company in accordance with the following schedule: $180,000 during January 2013; $30,000 by June 1, 2013; $30,000 by December 31, 2013; $30,000 by December 1, 2014; and $30,000 upon commercial launch by the party or the latest December 1, 2015, which final payment has not been received. For the years ended December 31, 2016 and 2015, the Company recorded the receipt of $0 as revenue.

In November 2015, the Company entered into a Material Transfer Agreement with a party in the dental implant business, whereby the Company will apply its technology for use in sample materials the party provided to MSI. Pursuant to the Agreement, party is obligated to pay MSI in accordance with the following schedule: $30,000 within 7 days of execution of the Agreement; $14,000 within 7 days of delivery of the Material from the first iteration; and the final $14,000 within 7 days of delivery of the Material from the second iteration. Through the years ended December 31, 2016 and 2015, MSI earned $105,000 and $30,000, respectively, and recorded such amount as revenue.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

For the years ended December 31, 2016 and 2015, the Company earned $0 and $64,000, respectively, and recorded such amount as revenue. The amount received by the Company relates to services provided under the first element of the contract regarding additional services. The Company earned service income for time that a consultant to the Company, Dr. Lowe, made himself available to Carpenter in accordance with the Technology Transfer Agreement. The fees earned pursuant to the agreement with Carpenter are being proportionately recognized as revenue based upon the total fees to be collected over a 42 month period. The 42 month period is based on the time periods described in the Agreement (6 months after effective date), (12 months after effective date), and (each of the first 3 anniversaries of Annuity date where the “Annuity date” is the date of the latter of 18 months after the effective date or the date Manhattan Scientific fully satisfies its duties under of the Agreement).

In January 2013, the Company entered into a licensing agreement with a party granting certain licensing rights to the Company's nanostructured metal technology. As consideration: the Company received $180,000 in January 2013, and will receive $30,000 by June 1, 2013; $30,000 by December 31, 2013; $30,000 by December 1, 2014; and $30,000 upon commercial launch by the party or the latest December 1, 2015. For the years ended December 31, 2016 and 2015, the Company recorded the receipt of $0 as revenue.

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

During the year ended December 31, 2015, the Company changed the accounting treatment of the depreciable life of the transferred assets from a 5-year to a 10-year useful life. Its reason for doing so was that the appraiser of the assets estimated the useful life of the assets to be at least 10 years. The change in useful life is reflected on a retroactive basis, the cumulative effect of which resulted in a decrease in depreciation expense and accumulated depreciation of $520,000 during the year ended December 31, 2015. This also resulted in an increase in earnings per share (basic) of $0.01 during the year ended December 31, 2015.

NOTE 10 – IMAGION BIOSYSTEMS SPIN-OUT

On November 17, 2016, Senior Scientific, a wholly owned subsidiary of the Company, merged with and into Imagion Biosystems, Inc., a Nevada company (“Imagion”). Following the merger, Imagion held all of the liabilities, obligations and assets of Senior Scientific and the Company continued as the sole equity holder of Imagion.

On November 22, 2016, Imagion issued a Promissory Note in the principal amount of $6,900,000 to the Company (the “Intercompany Note”) payable on the one year anniversary. The Intercompany Note does not accrue interest, provided, however, in the event of a default, interest shall accrue at 10% per annum. Upon the completion of the partial buyout and replacement of the Senior Notes (issued by Imagion during 2014 and 2013, as set forth in Note 4, above) held by the Senior Lenders, as set forth in the Spinout Approval, the Intercompany Note shall automatically be equal to $250,000 (the “Minimum Principal Balance”) plus $1. All obligations of Imagion to the Company under the Intercompany Note shall be subordinate to all obligations of Imagion under the Convertible Notes (together with any replacement notes issued therefor) issued by Imagion or its predecessor. Further, upon the approval of the registration statement for Imagion’s Initial Public Offering (the “Effective Date”), Imagion shall convert the principal and interest in excess of the Minimum Principal Balance for shares of Imagion’s common stock equal to the amount of shares that would cause the sum of (a) all shares of Imagion’s common stock issued to the Company prior to the Effective Date and (b) all shares of Imagion’s common stock issued to the Company upon conversion of the Intercompany Note, to equal 50.1% of Imagion’s total number of common shares issued or issuable on a fully diluted basis; provided, however, if the preceding sum is greater than 50.1% of Imagion’s total number of common shares issued or issuable on a fully diluted basis, the excess balance shall be converted into one share of Imagion’s common stock. Upon the completion of the Imagion’s Initial Public Offering, Imagion shall convert the Minimum Principal Balance and all other amounts due for interest for shares of Imagion’s common stock at a price per share equal to the price paid by investors in Imagion’s Initial Public Offering; provided, however, Imagion may, at its discretion, pay the Company the Minimum Principal Balance and all other amounts due in cash.

On November 1, 2016, the Company, Senior Scientific and the Senior Lenders entered into a Spinout Approval whereby the Senior Lenders approved the merger of Senior Scientific into Imagion. Further, the Senior Lenders have agreed that upon receipt of an aggregate payment of $2,000,000 by Imagion to the Senior Lenders, the Senior Notes shall be amended, restated and replaced by a Convertible Promissory Note (the “Replacement Notes”) in an amount equal to all amounts owed under the Senior Notes less $2,000,000. The Replacement Notes shall continue to be guaranteed by the Company and the collateral securing the Senior Notes. Further, the Senior Notes maturity date was extended to April 3, 2018.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statement were available to be issued and there were no material subsequent events to disclose, except as described below.

On January 9, 2017, Imagion, MHTX and (the “Interim Investor #3”) entered into a Note Purchase Agreement pursuant to which the Interim Investor #3 invested $65,000 in consideration of Promissory Notes issued by Imagion (the “Interim Imagion Note”) payable on the one year anniversary. The Interim Investor or other investors may invest up to a total of $500,000 under the Note Purchase Agreement. The Interim Imagion Note accrues interest at the rate of 8% per annum, provided, however, in the event of a default, interest shall accrue at 10% per annum. The Interim Imagion Note is subordinate to the Senior Notes. The Company, Imagion and the Interim Investor #3 also entered an Irrevocable Proxy as well as a Voting Agreement whereby the Company granted the Interim Investors a right to vote its Imagion shares to carry out the spinout plan and the parties agreed to vote their Imagion shares to provide for one director of Imagion to be appointed by the Company and four directors to be appointed by the Interim Investors. During January 2017, the amounts loaned were $65,000.

During the two months ended February 28, 2017, Imagion raised a total of approximately $2.7 million from investors for 62 million shares of common stock.

On February 2, 2017, Imagion repaid a total of $2 million of debt to three lenders and the remaining balance of $500,000 was renegotiated and replaced with three new convertible promissory notes. The notes bear interest at 8% per annum with default interest at 10% per annum. The notes are due in February 2019 with a balloon payment of principal and accrued interest. In addition, at the close of the initial public offering (“IPO”) the note will automatically convert into shares of common stock at the conversion price equal to the price per share paid by investors in the IPO and any accrued interest will be paid in cash.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting as or December 31, 2016:

Resources: As of December 31, 2016, we had one full-time employee in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

ITEM 9B. OTHER INFORMATION

On November 22, 2016, Larry H. Schatz, a member of the board of directors of Manhattan Scientifics, resigned from the board of directors.

Senior Scientific, a wholly owned subsidiary of Manhattan Scientifics, merged with and into Imagion on November 17, 2016. Following the merger, Imagion held all of the liabilities, obligations and assets of Senior Scientific and Manhattan Scientifics continued as the sole equity holder of Imagion. During the two months ended February 28, 2017, Imagion raised a total of approximately $2.7 million from investors for 62 million shares of common stock. Manhattan Scientifics presently owns approximately 50.1% of the issued and outstanding shares of Imagion.

On November 22, 2016, Imagion issued a Promissory Note in the principal amount of $6,900,000 to Manhattan Scientifics (the “Intercompany Note”) payable on the one year anniversary. The Intercompany Note does not accrue interest, provided, however, in the event of a default, interest shall accrue at 10% per annum. Upon the completion of the partial buyout and replacement of the Senior Notes (as defined below) held by the Senior Lenders (as defined below) as set forth in the Spinout Approval, the Intercompany Note shall automatically be equal to $250,000 (the “Minimum Principal Balance”) plus $1. All obligations of Imagion to Manhattan Scientifics under the Intercompany Note shall be subordinate to all obligations of Imagion under the Convertible Notes (together with any replacement notes issued therefor, the “Senior Notes”) issued by Imagion or its predecessor to Raymond A. Mason, William B. Jones, and Ferdinand J. Crovato Trust (together, the “Senior Lenders”). Further, upon the approval of the registration statement for Imagion’s Initial Public Offering (the “Effective Date”), Imagion shall convert the principal and interest in excess of the Minimum Principal Balance for shares of Imagion’s common stock equal to the amount of shares that would cause the sum of (a) all shares of Imagion’s common stock issued to Manhattan Scientifics prior to the Effective Date and (b) all shares of Imagion’s common stock issued to Manhattan Scientifics upon conversion of the Intercompany Note, to equal 50.1% of Imagion’s total number of common shares issued or issuable on a fully diluted basis; provided, however, if the preceding sum is greater than 50.1% of Imagion’s total number of common shares issued or issuable on a fully diluted basis, the excess balance shall be converted into one share of Imagion’s common stock. Upon the completion of the Imagion’s Initial Public Offering, Imagion shall convert the Minimum Principal Balance and all other amounts due for interest for shares of Imagion’s common stock at a price per share equal to the price paid by investors in Imagion’s Initial Public Offering; provided, however, Imagion may, at its discretion, pay Manhattan Scientifics the Minimum Principal Balance and all other amounts due in cash.

On November 1, 2016, Manhattan Scientifics, Senior Scientific and the Senior Lenders entered into a Spinout Approval whereby the Senior Lenders approved the merger of Senior Scientific into Imagion. Further, the Senior Lenders have agreed that upon receipt of an aggregate payment of $2,000,000 by Imagion to the Senior Lenders, the Senior Notes shall be amended, restated and replaced by a Convertible Promissory Note (the “Replacement Notes”) in an amount equal to all amounts owed under the Senior Notes less $2,000,000. The Replacement Notes shall continue to be guaranteed by Manhattan Scientifics and the collateral securing the Senior Notes. Further, the Senior Notes maturity date was extended to April 3, 2018.

On November 10, 2016, Imagion, Manhattan Scientifics and Robert Romeo Proulx and Tracey Jane Proulx Revocable Trust (the “Interim Investor”) entered into a Note Purchase Agreement pursuant to which the Interim Investor invested $100,000 in consideration of Promissory Notes issued by Imagion (the “Interim Imagion Note”) payable on the one year anniversary. The Interim Investor or other investors may invest up to a total of $500,000 under the Note Purchase Agreement. The Interim Imagion Note accrues interest at the rate of 8% per annum, provided, however, in the event of a default, interest shall accrue at 10% per annum. The Interim Imagion Note is subordinate to the Senior Notes. Manhattan Scientifics, Imagion and the Interim Investor also entered an Irrevocable Proxy as well as a Voting Agreement whereby Manhattan Scientifics granted the Interim Investors a right to vote its Imagion shares to carry out the spinout plan and the parties agreed to vote their Imagion shares to provide for one director of Imagion to be appointed by Manhattan Scientifics and four directors to be appointed by the Interim Investors.

On February 16, 2017 (the “Dismissal Date”), Manhattan Scientifics advised RBSM LLP (the “Former Auditor”) that it was dismissed as the Company’s independent registered public accounting firm. The decision to dismiss the Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on February 16, 2017. The report of the Former Auditor on the Company’s financial statements for the years ended December 31, 2015 and 2014 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle. During the years ended December 31, 2014 and 2015 and through the Dismissal Date, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such years. During the years ended December 31, 2014 and 2015 and through the Dismissal Date, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

On February 15, 2017 (the “Engagement Date”), the Company engaged AMC Auditing Inc. (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2016. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages and biographical information of each of our directors and executive officers as of March 30, 2017 are set forth below. There are no existing family relationships between or among any of our executive officers or directors.

NAME	AGE	POSITION

Emmanuel Tsoupanarias	64	Chairman of the Board, President and Chief Executive Officer
Leonard Friedman	79	Secretary and Director
Frank Georgiou	66	Director
Chris Theoharis	64	Director
Marvin Maslow	79	Director

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

SECCTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2016, we believe that our executive officers, directors and ten percent stockholders complied with all reporting requirements applicable to them.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation awarded by us to our executive officers for the fiscal years ended December 31, 2016 and 2015. Other than the Employment Agreement entered into between the Company and Emmanuel Tsoupanarias, our CEO, we do not have employment agreements with any of our other officers.

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Emmanuel Tsoupanarias	2016	150,000	--	--	30,000	--	--	--	180,000
CEO and Chairman	2015	150,000	--	--	23,750	--	--	--	173,750

Robert Proulx President of	2016	250,000	--	--	--	--	--	--	250,000
Imagion	2015	250,000	--	--	--	--	--	--	250,000

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

Director Compensation

For the year ended December 31, 2016, for their service as directors, each of the directors received $10,000 in fees.

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

OUTSTANDING EQUITY AWARDS

Name	Grant Date	Number of Securities Underlying Unexercised Warrants (#) Exercisable	Number of Securities Underlying Unexercised Warrants (#) Unexercisable (1)	Warrant Exercise Price ($)	Warrant Expiration Date

Emmanuel Tsoupanarias, Chairman and CEO	08/5/2011	6,000,000	-	$0.070	08/5/2021

Emmanuel Tsoupanarias, Chairman and CEO	06/30/2014	500,000	-	$0.140	06/30/2024

Larry Schatz, Former Director	03/31/2014	2,000,000	-	$0.055	03/31/2024

Frank Georgiou, Director	06/30/2014	500,000	-	$0.140	06/30/2024

Chris Theoharis, Director	06/30/2014	500,000	-	$0.140	06/30/2024

Leonard Friedman, Director	06/30/2014	500,000	-	$0.140	06/30/2024

Larry Schatz, Former Director	06/30/2014	500,000	-	$0.140	06/30/2024

Marvin Maslow, Director	06/30/2014	500,000	-	$0.140	06/30/2024

Leonard Friedman, Director	06/30/2015	500,000	-	$0.08	06/30/2025

Larry Schatz, Former Director	06/30/2015	500,000	-	$0.08	06/30/2025

Marvin Maslow, Director	06/30/2015	500,000	-	$0.08	06/30/2025

Saraklis, Inc. (Emmanuel Tsoupanarias)	06/30/2015	500,000	-	$0.08	06/30/2025

Frank Georgiou, Director	06/30/2015	500,000	-	$0.08	06/30/2025

Chris Theoharis, Director	06/30/2015	500,000	-	$0.08	06/30/2025

Leonard Friedman, Director	06/30/2016	500,000	-	$0.06	06/30/2026

Larry Schatz, Former Director	06/30/2016	500,000	-	$0.06	06/30/2026

Marvin Maslow, Director	06/30/2016	500,000	-	$0.06	06/30/2026

Saraklis, Inc. (Emmanuel Tsoupanarias)	06/30/2016	500,000	-	$0.06	06/30/2026

Frank Georgiou, Director	06/30/2016	500,000	-	$0.06	06/30/2026

Chris Theoharis, Director	06/30/2016	500,000	-	$0.06	06/30/2026

Grant of Plan Based Awards

No plan-based awards were made during the fiscal year ended December 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2017, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned. Share ownership in each case includes shares issuable upon exercise of options exercisable within 60 days of the date of this Annual Report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934 for purposes of computing the percentage of common stock owned by such person but not for purposes of computing the percentage owned by any other person. Unless otherwise indicated, the address of the below-listed persons is our address, The Chrysler Building, 405 Lexington Avenue, 26th Floor, New York, New York 10174.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class (1)

Emmanuel Tsoupanarias (2)	17,700,106	3.3%
Leonard C. Friedman (3)	11,923,641	2.2%
Frank Georgiou (4)	23,937,075	4.5%
Chris Theoharis (4)	5,945,334	1.1%
Marvin Maslow (5)(6)	74,757,545	14.0%
Directors and Executive Officers as a group (6 persons)	145,263,701	27.2%
Total	145,263,701	27.2%

____________

(1)	This tabular information is intended to conform to Rule 13d-3 promulgated under the Securities Exchange Act of 1934 relating to the determination of beneficial ownership of securities. The percent of class is based on 537,398,549 shares and, for each beneficial owner, gives effect to the exercise of warrants or options exercisable within 60 days of the date of this table owned, in each case, by the person or group whose percentage ownership is set forth herein.
(2)	Includes 10,200,106 shares owned by Saraklis Inc. ("Saraklis"), a corporation controlled by Mr. Tsoupanarias, options for Saraklis to purchase 8,000,000 shares.
(3)	Includes 2,500,000 shares owned in joint tenancy with his wife, options to purchase 1,500,000 shares.
(4)	Includes options to purchase 1,500,000 shares.
(5)	Includes 28,628,273 shares of Common Stock and options to purchase 26,500,000 shares.
(6)	Includes 105,761 shares of Series D Preferred Stock on an as converted basis. The Series D Preferred Stock has a conversion price of $0.055 and a stated value of $10.00 per share. Each share of Series D Preferred Stock is convertible into such number of shares of common stock of the Company as determined by dividing stated value by the conversion price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On November 10, 2016, Imagion, the Company and Robert Romeo Proulx and Tracey Jane Proulx Revocable Trust entered into a Note Purchase Agreement. The Interim Investor or other investors may invest up to a total of $500,000 under the Note Purchase Agreement. The Interim Imagion Note accrues interest at the rate of 8% per annum, provided, however, in the event of a default, interest shall accrue at 10% per annum. The Interim Imagion Note is subordinate to the Senior Notes. The Company, Imagion and the Interim Investor also entered an Irrevocable Proxy as well as a Voting Agreement whereby the Company granted the Interim Investors a right to vote its Imagion shares to carry out the spinout plan and the parties agreed to vote their Imagion shares to provide for one director of Imagion to be appointed by the Company and four directors to be appointed by the Interim Investors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by our independent auditors for the fiscal years ended December 31, 2016 and December 31, 2015:

Fee Category	Fiscal 2016	Fiscal 2015

Audit and audit related fees	$60,000	$55,000
Tax fees	-	-
Other fees	-	-
Total fees	$60,000	$55,000

Audit Fees. Consists of aggregate fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance. There were no tax services provided in fiscal years ended December 31, 2016 and 2015.

Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal years ended December 31, 2016 and 2015.

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

10.12	Purchase Agreement by and among the Company, Senior Scientific LLC and Edward R. Flynn. (11)
10.13	Consulting Agreement dated June 1, 2011 between Manhattan Scientifics Inc. and V. Gerald Grafe (12)
10.14	Employment Agreement dated March 28, 2013 between Manhattan Scientifics Inc. and Emmanuel Tsoupanarias (12)
10.15	Consulting Agreement between Normandie New Mexico Corp. and Manhattan Scientifics Inc. dated October 1, 2009 (12)
10.16	Amendment to the Consulting Agreement between Normandie New Mexico Corp. and Manhattan Scientifics Inc. dated October 1, 2009 (12)
10.17	Convertible Note Purchase Agreement between Manhattan Scientifics, Inc. and Senior Scientific, LLC and Raymond A. Mason, William B. Jones and the Ferdinand J. Crovato Trust dated April 3, 2013 (13)
10.18	Guaranty and Security Agreement between Manhattan Scientifics, Inc. and Senior Scientific, LLC and Raymond A. Mason, William B. Jones and the Ferdinand J. Crovato Trust dated April 3, 2013 (13)
10.19	Conversion Agreement by and between Manhattan Scientifics, Inc. and Marvin Maslow dated November 5, 2013 (14)
10.20	Executive Employment Agreement between Senior Scientific, LLC and Robert R. Proulx dated January 12, 2015 (20)
10.21	Settlement Agreement and Mutual General Releases by and between Manhattan Scientifics, Inc. and Carpenter Technology Corporation dated February 11, 2015 (22)
10.22	Promissory Note issued to Manhattan Scientifics, Inc. By Imagion Biosystems, Inc. In the principal amount of $6,900,000 (with form of voting agreement) (27)
10.23	Spinout Approval dated September 27, 2016 entered between Manhattan Scientifics, Inc., Imagion Biosystems, Inc. and Raymond A. Mason, William B. Jones, and Ferdinand J. Crovato Trust (27)
10.24	Form of Note Purchase Agreement by and between Manhattan Scientifics, Inc., Imagion Biosystems, Inc. and Interim Investor (27)
10.25	Form of Promissory Note issued by Imagion Biosystems, Inc. to Interim Investor (27)
10.26	Irrevocable Proxy entered between Manhattan Scientifics, Inc. and Imagion BioSystems, Inc. (27)
14.1	Code of Ethics (9)
16.1	Letter from L.L. Bradford & Company, LLC (21)
21.1	List of Subsidiaries (12)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d- 14(a)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d- 14(a)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated December 30, 2014 (19)
99.2	Letter to Shareholders (24)
99.3	Shareholder letter dated May 7, 2015 (25)
99.4	Press Release dated August 26, 2015 (26)
EX-101.INS**	XBRL INSTANCE DOCUMENT
EX-101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB**	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

______________

(1)	Incorporated by reference to the registrant's Form 10-SB filed with the Commission on December 8, 1999.
(2)	Incorporated by reference to the registrant's Form 10-QSB filed with the Commission on August 14, 2000 for the period ended June 30, 2000.
(3)	Incorporated by reference as Amendment No. 2 to the registrant's Form 10-SB filed with Commission on February 9, 2000.
(4)	Reserved.
(5)	Incorporated by reference to the registrant's proxy statement filed on Schedule 14C filed with the Commission on December 26, 2000.
(6)	Incorporated by reference to the registrant's registration statement filed on Form S-8 filed with the Commission on November 26, 2004.
(7)	Incorporated by reference to Amendment No. 2 to the registrant’s Form 10-Q/A for the period ended September 30, 2009 filed with the Commission on October 4, 2010.
(8)	Incorporated by reference to the registrant's registration statement in Form S-8 filed with the Commission on June 8, 2005.
(9)	Incorporated by reference to the registrant's Form 10-K filed with the Commission on April 9, 2010.
(10)	Incorporated by reference to the registrant’s Form 10-K/A filed with the Commission on March 25, 2011.
(11)	Incorporated by reference to the registrant's Form 8-K filed with the Commission on June 6, 2011.
(12)	Incorporated by reference to the registrant's Form 10-K filed with the Commission on March 30, 2012.
(13)	Incorporated by reference to the registrant's Form 8-K filed with the Commission on April 9, 2013
(14)	Incorporated by reference to the registrant's Form 8-K filed with the Commission on November 8, 2013
(15)	Incorporated by reference to the registrant's Form 8-K filed with the Commission on January 31, 2014
(16)	Incorporated by reference to the registrant's Form 8-K filed with the Commission on February 12, 2014
(17)	Incorporated by reference to the registrant's Form 8-K filed with the Commission on November 18, 2014
(18)	Incorporated by reference to the registrant's Form 8-K filed with the Commission on December 11, 2014
(19)	Incorporated by reference to the registrant's Form 8-K filed with the Commission on January 5, 2015
(20)	Incorporated by reference to the registrant's Form 8-K filed with the Commission on January 20, 2015
(21)	Incorporated by reference to the registrant's Form 8-K filed with the Commission on February 9, 2015
(22)	Incorporated by reference to the registrant's Form 8-K filed with the Commission on February 19, 2015
(23)	Incorporated by reference to the registrant's Form 8-K filed with the Commission on March 19, 2015
(24)	Incorporated by reference to the registrant's Form 8-K filed with the Commission on April 20, 2015
(25)	Incorporated by reference to the registrant's Form 8-K filed with the Commission on May 7, 2015
(26)	Incorporated by reference to the registrant's Form 8-K filed with the Commission on August 28, 2015
(27)	Incorporated by reference to the registrant’s Form 8-K filed with the Commission on December 1, 2016
**

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April 2017.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on April 14, 2017 on behalf of the registrant and in the capacities indicated.

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

