Form 10-Q
period 2017-03-31
MANHATTAN SCIENTIFICS INC
filed 2017-05-15
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal quarter ended March 31, 2017

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

Securities registered under Section 12(b) of the Exchange Act: None

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 533,781,064 shares outstanding of registrant’s common stock, par value $0.001 per share, as of May 15, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$2,743,000	$1,068,000
Accounts receivable	14,000	44,000
Total current assets	2,757,000	1,112,000

Investments	2,000	2,000
Property and equipment, net	152,000	165,000
Assets received in settlement agreement	5,550,000	5,724,000
Intellectual property, net	590,000	630,000
Other asset	2,000	2,000
Total assets	$9,053,000	$7,635,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$1,572,000	$1,335,000
Accrued expenses — related parties	105,000	105,000
Note payable to related party	340,000	275,000

Total current liabilities	2,017,000	1,715,000

Long-term liabilities:
Convertible notes payable, net	204,000	2,139,000
Total long-term liabilities	204,000	2,139,000
Total liabilities	2,221,000	3,854,000

Mezzanine equity Series D convertible preferred, authorized 105,671 shares and 105,671 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1,058,000	1,058,000

STOCKHOLDERS’ EQUITY
Capital stock $0.001 par value
Preferred, authorized 1,000,000 shares
Series A convertible, redeemable, 10 percent cumulative, authorized 182,525, shares; issued and outstanding — none	-	-
Series B convertible, authorized 250,000 shares; 49,999 shares issued and outstanding	-	-
Series C convertible, redeemable, authorized 14,000 shares; issued and outstanding-none	-	-
Common, authorized 950,000,000 shares, 533,781,064 shares issued, and outstanding, respectively	534,000	534,000
Additional paid-in-capital	68,232,000	63,527,000
Accumulated deficit	(60,087,000)	(61,338,000)
Total Manhattan Scientifics, Inc. stockholders’ equity	8,679,000	2,723,000
Noncontrolling interest	(2,905,000)	-
Total stockholders’ equity	5,774,000	2,723,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,053,000	$7,635,000

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

 MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED
	March 31, 2017	March 31, 2016

Revenue	$42,000	$-

Operating costs:
General and administrative expenses	776,000	813,000
Research and development	824,000	962,000

Total operating costs and expenses	1,600,000	1,775,000

Operating loss	(1,558,000)	(1,775,000)

Other income and (expenses):
Interest and other expenses	(96,000)	(121,000)

NET (LOSS) INCLUDING NONCONTROLLING INTEREST	(1,654,000)	(1,896,000)

Net (loss) attributable to noncontrolling interest	(472,000)	-

NET (LOSS) ATTRIBUTABLE TO MANHATTAN SCIENTIFICS, INC.	$(1,182,000)	$(1,896,000)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:

Weighted average number of common shares outstanding (Basic)	533,781,064	537,398,549

Basic loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding (Diluted)	533,781,064	537,398,549

Diluted loss per common share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) attributable to Manhattan Scientifics, Inc.	$(1,182,000)	$(1,896,000)
Net (loss) attributable to noncontrolling interest	(472,000)	-
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock options issued/vested for services	-	60,000
Depreciation and amortization	250,000	240,000
Changes in operating assets and liabilities:
Account receivable	30,000	-
Accounts payable and accrued expenses	237,000	157,000

Net cash provided by (used in) operating activities	(1,137,000)	(1,439,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(23,000)	-

Net cash provided by (used in) financing activities	(23,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable – related party	65,000	-
Payments on notes payable other	(1,935,000)	-
Proceeds from issuance of common stock	4,705,000	-

Net cash provided by financing activities	2,835,000	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,675,000	(1,439,000)
Cash and cash equivalents, beginning of period	1,068,000	5,364,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,743,000	$3,925,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for prepaid services	$-	$-
Beneficial conversion feature associated with debt	$-	$-

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2016. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

As of March 31, 2017 the Company has cumulative losses totaling $(60,087,000) and working capital of $740,000. The Company had a net loss, including its noncontrolling interest of Imagion Biosystems, Inc., of $1,654,000 for the three months ended March 31, 2017. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its technology as well as to generate revenues for other services. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

BASIS OF CONSOLIDATION:

The consolidated financial statements include the accounts of Manhattan Scientific, Inc., its wholly owned subsidiary Metallicum, and a noncontrolling interest in Imagion Biosystems, Inc. All significant intercompany balances and transactions have been eliminated.

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

CASH CONCENTRATION:

The Company’s cash accounts are federally insured up to $250,000 for each financial institution we hold our accounts in. As of March 31, 2017 and December 31, 2016, we had cash balances of $2,250,000 and $750,000 exceeding the federally insured limits.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(UNAUDITED)

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represented its fair value. The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At March 31, 2017 and December 31, 2016, accumulated amortization was $263,000 and $255,000, respectively. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At March 31, 2017 and December 31, 2016, accumulated amortization was $27,000 and $26,000, respectively. Under the terms of the agreement, the Company is required to pay an annual license fee of $10,000 starting in February 2010 and, may be required to pay royalties, as defined, to the licensors.

In 2011, the Company acquired Scientific Nanomedicine, Inc. which holds the commercial rights to technology and intellectual property with respect to the early detection of diseases using nanotechnologies. The acquisition of Scientific Nanomedicine, Inc. has been accounted for as an asset purchase since this company had no tangible assets or liabilities and did not have the business inputs and outputs to be considered a business. The purchase price totaling $1,300,000 (fair value of 21,667,000 shares of common stocks issued) has been allocated to in process research and development and is being amortized over its estimated benefit period of 10 years. At March 31, 2017 and December 31, 2016, accumulated amortization was $758,000 and $726,000. We subsequently dissolved Scientific Nanomedicine and transferred all remaining assets to Senior Scientific LLC.

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

The fair value of the Company’s debt as of at March 31, 2017 and December 31, 2016 approximated their fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of March 31, 2017 and December 31, 2016 because of the relative short term nature of these instruments. At March 31, 2017 and December 31, 2016, the fair value of the Company’s debt approximates carrying value.

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

SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

There are no other recent accounting pronouncements that are expected to have a material impact on the condensed consolidated financial statements.

NOTE 3 – RELATED PARTY NOTES PAYABLE

On November 10, 2016, the Company, via Imagion Biosystems, Inc., a subsidiary, entered into a Note Purchase Agreement with Interim Investors, pursuant to which Imagion would issue promissory notes for any amounts borrowed under the Agreement. The Interim Investors may invest up to a total of $500,000 under the Note Purchase Agreement. The Note accrue interest at the rate of 8% per annum, provided, however, in the event of a default, interest shall accrue at 10% per annum. As of March 31, 2017, the Company borrowed a total of $340,000. Interest expense and accrued interest during the three months ended March 31, 2017 was $7,000.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – NOTES PAYABLE – OTHER

During 2014 and 2013, the Company issued convertible notes for $2,500,000 through its then wholly-owned subsidiary, Senior Scientific, LLC, which subsequently merged with Imagion Biosystems, Inc. The convertible notes bear interest at 8%, mature four years from the date of issuance, and are convertible into either: (1) membership interests of Senior Scientific, LLC equal to the quotient of the principal due of the convertible notes divided by $2,500,000 multiplied by 18% of the total equity of Senior Scientific, LLC outstanding as of the date hereof; or (2) the number of shares of common stock of the Company equal to the quotient of the principal and interest payable due of the convertible notes divided by a conversion price of $0.055 per share. The Company may not prepay the convertible notes. In the event of a default and so long as the default exists, interest on the convertible notes will accrue at 10%. The Company must account for all accrued interest on the convertible notes on the first calendar day of each quarter. The conversion feature to the note payable has been accounted for as an original issue discount approximating $1,045,000 which $684,000 has been accreted as of March 31, 2017. The Company has recorded the accreted original issue discount as interest expense totaling $64,000 and $65,000 for the three month periods ended March 31, 2017 and 2016. In February 2017, the Company repaid $2,000,000 of principal on the notes, in cash. As of March 31, 2017, the aggregate principal balance was $500,000.

NOTE 5 – IMAGION BIOSYSTEMS SPIN-OUT

On November 17, 2016, Senior Scientific, a then wholly owned subsidiary of the Company, merged with and into Imagion Biosystems, Inc., a Nevada company (“Imagion”). Following the merger, Imagion held all of the liabilities, obligations and assets of Senior Scientific and the Company continued as the sole equity holder of Imagion.

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

During the three months ended March 31, 2017, Imagion raised a total of approximately $4,662,000 from investors and sold a total of 64,471,412 shares of common stock. Following this sale of stock, Manhattan Scientifics owned a controlling interest of approximately 50.1% of Imagion’s issued and outstanding common stock. Beginning January 1, 2017, the Company is fully consolidating the operations of Imagion into the Company’s condensed consolidated financial statements. The loss attributed to the Company’s noncontrolling interest in Imagion is reflected as a component of non-operating income (losses). During the three months ended March 31, 2017 and 2016, the net loss attributable to its noncontrolling interest in Imagion was $471,000.

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

OVERVIEW

Manhattan Scientifics, Inc. (the “Company” or “Manhattan Scientifics”), a Delaware corporation, was established on July 31, 1992 and has two operating wholly-owned subsidiaries: Metallicum, Inc., (“Metallicum”) and Imagion Biosystems, Inc. (f/k/a Senior Scientific LLC) (“Imagion”). The Company owns 100% of Metallicum and 50.1% of Imagion. Manhattan Scientifics is focused on technology transfer and commercialization of these transformative technologies.

The Company operates as a technology incubator that seeks to acquire, develop and commercialize life-enhancing technologies in various fields, with emphasis in the areas of nanotechnology. Nanotechnology is the use and manipulation of matter on an atomic and molecular scale. To achieve this goal, the Company continues to identify emerging technologies through strategic alliances with scientific laboratories, educational institutions, scientists and leaders in industry and government. The Company and its executives have a long-standing relationship with Los Alamos Laboratories in New Mexico.

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

On May 31, 2011, we entered into an Agreement and Plan of Reorganization to acquire Senior Scientific. The total purchase price was 21,668,000 restricted shares of our common stock (less 7,667,000 shares previously issued pursuant to an option agreement). As a result of this acquisition, we own patented technologies that can use biosafe nanoparticles and sensitive magnetic sensors to detect and measure cancer cells in biopsies or in the human body with the potential to transform how cancer is detected and treated. On November 17, 2016, Senior Scientific merged with and into Imagion, a Nevada company. Following the merger, Imagion held all of the liabilities, obligations and assets of Senior Scientific and the Company continued as the sole equity holder of Imagion. On November 29, 2016, the Company announced a plan to have Imagion pursue an IPO and listing on the Australian Stock Exchange (ASX). During the three months ended March 31, 2017, Imagion raised a total of approximately $4.7 million from investors for 64 million shares of common stock. Manhattan Scientifics presently owns approximately 50.1% of the issued and outstanding shares of Imagion.

TWO BUSINESSES EXIST WITHIN MANHATTAN SCIENTIFICS

Two nanotechnology businesses exist within Manhattan Scientifics Inc, which are focused on nanotechnology applications in medicine.

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

RECENT DEVELOPMENTS

During the three months ended March 31, 2017:

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THREE MONTHS ENDED MARCH 31, 2016.

REVENUE. The Company recognized $42,000 of revenue in the three months ended March 31, 2017, which was an increase compared to the $-0- in revenue earned during the three months ended March 31, 2016.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $776,000 for the three months ended March 31, 2017 compared with $813,000 for the three months ended March 31, 2016.

RESEARCH AND DEVELOPMENT. Research and Development was $824,000 for the three months ended March 31, 2017 compared with $962,000 for the three months ended March 31, 2016.

OTHER INCOME AND (EXPENSES). Other income and (expenses) for the three months ended March 31, 2017 totaled $(96,000), an decrease compared to $(121,000) for the three months ended March 31, 2016.

NET (LOSS). Our net loss including the noncontrolling 49.9% interest in Imagion was $(1,654,000) for three months ended March 31, 2017 compared to $(1,896,000) for the three months ended March 31, 2016. After adjusting for $(472,000) in losses attributable to the noncontrolling interest, the net loss attributable to Manhattan Scientifics, Inc. was $(1,182,000) in the three month period ended March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ equity totaled $5,774,000 on March 31, 2017 and the working capital surplus was $740,000 on such date.

We had a decrease of $1,137,000 in cash and cash equivalents for the three months ended March 31, 2017, as a result of cash used in our operating activities. For the three months ended March 31, 2016, cash used in operating activities was $1,439,000.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, investor relations services, public relations services, bookkeeping services, consultant services, and rent; and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of March 31, 2017, we had $2,743,000 in cash. We believe our current cash position is not sufficient to maintain our operations for the next twelve months. Accordingly, we will need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

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

Impairment of Long-Lived Assets:

We assess the impairment of our long-lived assets periodically in accordance with Financial Accounting Standards Board (“FAS”) Accounting Standard Codification (“ASC”) Topic 10. Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable, we will compare undiscounted net cash flows estimated to be generated by those assets to the carrying amount of those assets. When these undiscounted cash flows are less than the carrying amounts of the assets, we will record impairment losses to write the asset down to fair value, measured by the discounted estimated net future cash flows expected to be generated from the assets. To date there has been no impairment.

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

On May 31, 2011, we entered into an Agreement and Plan of Reorganization to acquire Senior Scientific and Scientific Nanomedicine. The total purchase price was 21,668,000 restricted shares of our common stock (less 7,667,000 shares previously issued pursuant to an option agreement. As a result of this acquisition, we own patented technologies that can use biosafe nanoparticles and sensitive magnetic sensors to detect and measure cancer cells in biopsies or in the human body with the potential to revolutionize how cancer is detected and treated. Senior Scientific subsequently merged with Imagion. We continue to own 50.1% of Imagion.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2017 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

(b) Changes In Internal Control Over Financial Reporting

During the quarter ended March 31, 2017, the Company prepared written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions. There were no other changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2017, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE OUR NEW TECHNOLOGIES WHICH WOULD RESULT IN CONTINUED LOSSES.

We are currently developing new technologies and a commercial product. We have generated our first revenues but we are unable to project when we will again generate significant revenue or achieve regular profitability, if at all. As is the case with any new technology, we expect the development process to continue. We cannot assure that our resources will be able to develop and commercialize our technology fast enough to meet market requirements. We can also not assure that our technology will gain market acceptance and that we will be able to overcome obstacles, such as potential FDA approvals. The failure to successfully develop and commercialize the technologies would result in continued losses and may require us to curtail operations.

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

LIMITED PUBLIC MARKET FOR OUR COMMON STOCK MAY AFFECT OUR SHAREHOLDERS’ ABILITY TO SELL OUR COMMON STOCK.

Our Common Stock currently is quoted on the OTCQB operated by OTC Markets, which is generally considered to be a less efficient market than national exchanges. Consequently, the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through SEC regulations, delays in the timing of transactions, difficulties in obtaining price quotations, reduction in security analysts’ and the new media’s coverage of us, if any, and lower prices for our securities than might otherwise be attained. This circumstance could have an adverse effect on the ability of an investor to sell any shares of our common stock as well as on the selling price for such shares. In addition, the market price of our common stock may be significantly affected by various additional factors, including, but not limited to, our business performance, industry dynamics or changes in general economic conditions.

APPLICABILITY OF “PENNY STOCK RULES” TO BROKER-DEALER SALES OF OUR COMMON STOCK COULD HAVE A NEGATIVE EFFECT ON THE LIQUIDITY AND MARKET PRICE OF OUR COMMON STOCK.

A penny stock is generally a stock that is not listed on national securities exchange and is quoted on the “pink sheets” or on the OTC Bulletin Board, has a price per share of less than $5.00 and is issued by a company with net tangible assets less than $5 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in Common Stock and other equity securities, including determination of the purchaser’s investment suitability, delivery of certain information and disclosures to the purchaser, and receipt of a specific purchase agreement before effecting the purchase transaction.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

 On February 16, 2017 (the “Dismissal Date”), the Company advised RBSM LLP (the “Former Auditor”) that it was dismissed as the Company’s independent registered public accounting firm. The decision to dismiss the Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on February 16, 2017. The report of the Former Auditor on the Company’s financial statements for the years ended December 31, 2015 and 2014 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May 2017.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Name:	Emmanuel Tsoupanarias
Title:	Chief Executive Officer (Principal Executive and Accounting Officer)

By:	/s/ Chris Theoharis
Name:	Chris Theoharis
Title:	Treasurer (Principal Financial Officer)

