Form 10-Q
period 2017-09-30
MANHATTAN SCIENTIFICS INC
filed 2017-11-13
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal quarter ended September 30, 2017

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

There were 533,781,064 shares outstanding of registrant’s common stock, par value $0.001 per share, as of November 8, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$452,000	$1,068,000
Accounts receivable	-	44,000
Total current assets	452,000	1,112,000

Investments	8,885,000	2,000
Property and equipment, net	8,000	165,000
Assets received in settlement agreement – see Note 8	5,204,000	5,724,000
Intellectual property, net	33,000	630,000
Other asset	2,000	2,000
Total assets	$14,584,000	$7,635,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$1,203,000	$1,335,000
Accrued expenses — related parties	105,000	105,000
Note payable to former officers	-	-
Note payable to related party	-	275,000
Deferred Revenue	-	-
Total current liabilities	1,308,000	1,715,000

Long-term liabilities:
Convertible notes payable, net	-	2,139,000
Total long-term liabilities	-	2,139,000
Total liabilities	1,308,000	3,854,000

Mezzanine equity Series D convertible preferred, authorized 105,671 shares, 105,671 and 105,671 shares issued and outstanding, respectively	1,058,000	1,058,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Common, authorized 950,000,000 shares, 533,781,064 shares issued, and outstanding, respectively	534,000	534,000
Additional paid-in-capital	62,463,000	63,527,000
Accumulated deficit	(50,779,000)	(61,338,000)
Total stockholders' equity (deficit)	12,218,000	2,723,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14,584,000	$7,635,000

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

 MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2017	2016	2017	2016

Revenue	$59,000	$107,000	$142,000	$108,000

Operating costs:
General and administrative expenses	317,000	698,000	1,460,000	2,541,000
Research and development	(11,000)	589,000	155,000	2,579,000

Total operating costs and expenses	306,000	1,287,000	1,615,000	5,120,000

Loss from operations before other income and expenses	(247,000)	(1,180,000)	(1,473,000)	(5,012,000)

Other income and (expenses):
Gain from change in accounting treatment of investment	-	-	8,758,000	-
Loss attributed to noncontrolling interest	(364,000)	-	(694,000)	-
Loss on forgiveness of debt	-	-	(6,739,000)	-
Other income	1,000	-	1,000	38,000
Interest and other expenses	-	(173,000)	-	(363,000)

NET INCOME (LOSS)	(610,000)	(1,353,000)	(147,000)	(5,337,000)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:

Weighted average number of common shares outstanding (Basic)	533,781,064	533,781,064	533,781,064	534,982,492

Basic income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding (Diluted)	533,781,064	533,781,064	533,781,064	534,982,492

Diluted income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) attributable to Manhattan Scientifics, Inc.	$(147,000)	$(5,337,000)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Stock options issued/vested for services	--	240,000
Depreciation and amortization	609,000	745,000
Treasury stock cancelled and returned to authorized	--	3,000
Loss from equity-method investments, net	694,000	--
Adjustment for noncontrolling interest	(2,037,000)	--
Changes in:
Accounts receivable	44,000	(30,000)
Accounts payable and accrued expenses	229,000	730,000
Deferred revenue	--	27,000

Net cash provided by/(used in) operating activities	(608,000)	(3,622,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(8,000)	(13,000)

Net cash used in investing activities	(8,000)	(13,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(616,000)	(3,635,000)
Cash and cash equivalents, beginning of year	1,068,000	5,364,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$452,000	$1,729,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$100,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt to preferred stock by shareholder	$-	$-
Loss on forgiveness of debt	$(6,739,000)	$-
Gain in change in accounting treatment	$8,758,000	$-

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

Operating results for the nine month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

As of September 30, 2017, the Company has cumulative losses totaling $(50,779,000) and negative working capital of $856,000. The Company incurred a net loss of $147,000 for the nine months ended September 30, 2017. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its technology as well as to generate revenues for other services. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

BASIS OF CONSOLIDATION:

The consolidated financial statements include the accounts of Manhattan Scientific, Inc. and its wholly owned subsidiary Metallicum. All significant intercompany balances and transactions have been eliminated.

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

CASH CONCENTRATION:

The Company’s cash accounts are federally insured up to $250,000 for each financial institution we hold our accounts in. As of September 30, 2017 and December 31, 2016, we had cash balances of $155,000 and $750,000 exceeding the federally insured limits.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(UNAUDITED)

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represented its fair value. The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At September 30, 2017 and December 31, 2016, accumulated amortization was $278,000 and $255,000, respectively. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At September 30, 2017 and December 31, 2016, accumulated amortization was $29,000 and $26,000, respectively. Under the terms of the agreement, the Company is required to pay an annual license fee of $10,000 starting in February 2010 and, may be required to pay royalties, as defined, to the licensors.

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

The fair value of the Company’s debt as of at September 30, 2017 and December 31, 2016 approximated their fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of September 30, 2017 and December 31, 2016 because of the relative short term nature of these instruments. At September 30, 2017 and December 31, 2016, the fair value of the Company’s debt approximates carrying value.

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

SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

NOTE 3 – IMAGION BIOSYSTEMS SPIN-OUT

On November 17, 2016, Senior Scientific, LLC (“Senior Scientific”), a then wholly owned subsidiary of the Company, merged with and into Imagion Biosystems, Inc., a Nevada company (“Imagion”). Following the merger, Imagion held all of the liabilities, obligations and assets of Senior Scientific and the Company continued as the sole equity holder of Imagion.

On November 22, 2016, Imagion issued a Promissory Note in the principal amount of $6,900,000 to the Company (the “Intercompany Note”) payable on the one year anniversary. The Intercompany Note did not accrue interest, provided, however, in the event of a default, interest would have accrued at 10% per annum. During the three months ended June 30, 2017, the Company forgave a portion of the Note, which resulted in a loss on forgiveness of debt in the amount of approximately $6,739,000. As of September 30, 2017, the Company converted the remaining balance of the Note into shares of Imagion’s common stock.

As of September 30, 2017, the Company owns 64,099,476 shares of Imagion, resulting in a noncontrolling interest of approximately 31% of Imagion’s issued and outstanding common stock. Based upon Imagion’s latest offering price of $0.15 per share, the fair value of the Imagion shares is $9,615,000.

NOTE 4 – DECONSOLIDATION OF IMAGION BIOSYSTEMS

Imagion Biosystems, previously a related-party entity and wholly-owned subsidiary of the Company, completed its initial public offering. As a result of the offering, the Company’s ownership in Imagion became diluted from 100% to 31%. As of September 30, 2017, we no longer have a controlling interest in Imagion. Imagion and the Company will remain related-party entities due to the Company’s equity stake in Imagion. The Company’s ongoing involvement with Imagion is solely as a shareholder of Imagion.

Due to the spin-off of Imagion, the Company changed its accounting treatment from the consolidation method to the equity method. During the quarter ended September 30, 2017, the Company is no longer consolidating the operations of Imagion into the Company's condensed consolidated financial statements. This change in accounting treatment resulted in a gain of $8,758,000 during the nine months ended September 30, 2017. The gain on deconsolidation includes the following:

Fair value of the Company’s retained noncontrolling interest	$9,615,000
Carrying amount of the Company’s noncontrolling interest	818,000
Derecognition of Imagion’s net assets	(1,675,000)

Gain from change in accounting treatment of investment	$8,758,000

Gains or losses attributed to the Company’s noncontrolling interest in Imagion is reflected as a component of non-operating income (losses). During the nine months ended September 30, 2017 and 2016, the net loss attributable to its noncontrolling interest in Imagion was $694,000 and $0.

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

OVERVIEW

Manhattan Scientifics, Inc. (the “Company” or “Manhattan Scientifics”), a Delaware corporation, was established on July 31, 1992 and has one operating wholly-owned subsidiary: Metallicum, Inc., (“Metallicum”). The Company also holds a 31%, noncontrolling interest in Imagion Biosystems, Inc. (f/k/a Senior Scientific LLC) (“Imagion”). Manhattan Scientifics is focused on technology transfer and commercialization of these transformative technologies.

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

On May 31, 2011, we entered into an Agreement and Plan of Reorganization to acquire Senior Scientific. The total purchase price was 21,668,000 restricted shares of our common stock (less 7,667,000 shares previously issued pursuant to an option agreement). As a result of this acquisition, Senior Scientific owned patented technologies that can use biosafe nanoparticles and sensitive magnetic sensors to detect and measure cancer cells in biopsies or in the human body with the potential to transform how cancer is detected and treated. On November 17, 2016, Senior Scientific merged with and into Imagion, a Nevada company. Following the merger, Imagion held all of the liabilities, obligations and assets of Senior Scientific and the Company continued as the sole equity holder of Imagion. On November 29, 2016, the Company announced a plan to have Imagion pursue an IPO and listing on the Australian Stock Exchange (ASX). As of September 30, 2017, Manhattan Scientifics presently owns approximately 31% of the issued and outstanding shares of Imagion, with a fair market value of approximately $8,333,000, based upon the closing price per share of Imagion’s common stock on the Australian Stock Exchange.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2016.

REVENUE. The Company recognized $142,000 of revenue in the nine months ended September 30, 2017, which was an increase compared to the $108,000 in revenue earned during the nine months ended September 30, 2016. The increase in revenue over the two periods of $34,000 was the result of Metallicum revenue.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $1,460,000 for the nine months ended September 30, 2017 compared with $2,541,000 for the nine months ended September 30, 2016. The decrease in general and administrative expenses over the two periods of $1,081,000 was the result of no longer consolidating Imagion’s G&A.

RESEARCH AND DEVELOPMENT. Research and Development was $155,000 for the nine months ended September 30, 2017 compared with $2,579,000 for the nine months ended September 30, 2016. The decrease in research and development over the two periods of $2,424,000 was the result of no longer consolidating Imagion’s operations.

OTHER INCOME AND (EXPENSES). Total other income for the nine months ended September 30, 2017 totaled $1,326,000. This is primarily attributable to the spin-out of Imagion, which resulted in a change in the Company’s accounting treatment, from the consolidation method to the equity method, of its noncontrolling interest in Imagion. This change in accounting treatment resulted in a gain of $8,758,000 during the nine month period ended September 30, 2017. Gains or losses attributed to the Company’s noncontrolling interest in Imagion is reflected as a component of non-operating income (losses). During the nine months ended September 30, 2017 and 2016, the net loss attributable to its noncontrolling interest in Imagion was $694,000 and $0. In addition, the Company forgave a note receivable from Imagion, for which the Company recorded a loss of $6,739,000. Comparatively, the Company had total other expenses of $(325,000) for the nine months ended September 30, 2016.

NET (LOSS). During the nine months ended September 30, 2017, the Company incurred a net loss of $147,000, compared to a net loss of $(5,337,000) for the nine months ended September 30, 2016.

THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2016.

REVENUE. The Company recognized $59,000 of revenue in the three months ended September 30, 2017, which was a decrease compared to the $107,000 in revenue earned during the three months ended September 30, 2016. The decrease in revenue over the two periods of $48,000 was the result of Metallicum.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day to day operating expenses. General and administrative expenses were $317,000 for the three months ended September 30, 2017 compared with $698,000 for the three months ended September 30, 2016. The decrease in general and administrative expenses over the two periods of $381,000 was the result of derecognizing Imagion’s G&A.

RESEARCH AND DEVELOPMENT. Research and Development was $(11,000) for the three months ended September 30, 2017 compared with $589,000 for the three months ended September 30, 2016. The variance in research and development expenses is related to the spin-out of Imagion.

OTHER INCOME AND (EXPENSES). Total other loss for the three months ended September 30, 2017 totaled $363,000. This is primarily attributable to the spin-out of Imagion, which resulted in a change in the Company’s accounting treatment, from the consolidation method to the equity method, of its noncontrolling interest in Imagion. Gains or losses attributed to the Company’s noncontrolling interest in Imagion is reflected as a component of non-operating income (losses). During the three months ended September 30, 2017 and 2016, the net loss attributable to its noncontrolling interest in Imagion was $364,000 and $0. Comparatively, the Company had total other expenses of $173,000 for the three months ended September 30, 2016.

NET (LOSS). During the three months ended September 30, 2017, the Company incurred a net loss of $610,000, compared to a net loss of $1,353,000 for the three months ended September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ equity totaled $12,218,000 on September 30, 2017 and the working capital deficit was $856,000 on such date.

We had a decrease of $(616,000) in cash and cash equivalents for the nine months ended September 30, 2017. Cash used in operating activities was $(608,000). Cash used in investing activities was $(8,000). The deconsolidation of, and adjustment for the Company’s noncontrolling interest in, Imagion, had a significant impact on the Company’s cash flows.

For the nine months ended September 30, 2016, cash decreased $(3,635,000), the majority of which was used in the operating activities of Imagion, which at the time was a wholly-owned subsidiary of the Company, and Metallicum, a wholly-owned operating subsidiary of the Company.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, investor relations services, public relations services, bookkeeping services, consultant services, and rent; and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of September 30, 2017, we had $452,000 in cash. We believe our current cash position is not sufficient to maintain our operations for the next twelve months. Accordingly, we will need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2017 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

(b) Changes In Internal Control Over Financial Reporting

During the quarter ended September 30, 2017, the Company prepared written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions. There were no other changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of September 30, 2017, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November, 2017.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Name:	Emmanuel Tsoupanarias
Title:	Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

