Form 10-K
period 2017-12-31
MANHATTAN SCIENTIFICS INC
filed 2018-04-17
CIK 1099132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2017 was $21,652,045 based upon a closing price of $0.032 on June 30, 2017. For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of April 16, 2018 there were 533,781,064 shares of common stock issued and outstanding.

PART I

Forward Looking Statements

This Form 10-K contains “forward-looking” statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which we may participate, competition within our chosen industry, including competition from much larger competitors, technological advances, our ability to obtain approval from the FDA or other governmental agencies and the failure by us to successfully develop business relationships. In addition, these forward-looking statements are subject, among other things, to our successful completion of the research and development of our technologies; successful commercialization and mass production of, among other things, the advanced materials, the nanomedicine, successful protection of our licensed patents; and effective significant industry competition from various entities whose research and development, financial, sales and marketing and other capabilities far exceeds ours. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

COMPANY HISTORY AND OVERVIEW

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

Manhattan Scientifics, Inc. is focused on technology transfer and commercialization of these transformative technologies. The Company operates as a technology incubator that seeks to acquire, develop and commercialize life-enhancing technologies in various fields To achieve this goal, the Company continues to identify emerging technologies through strategic alliances with scientific laboratories, educational institutions, scientists and leaders in industry and government. The Company and its executives have a long-standing relationship with Los Alamos Laboratories in New Mexico.

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

On May 31, 2011, we entered into an Agreement and Plan of Reorganization to acquire Senior Scientific. The total purchase price was 21,668,000 restricted shares of our common stock (less 7,667,000 shares previously issued pursuant to an option agreement). As a result of this acquisition, Senior Scientific owned patented technologies that can use biosafe nanoparticles and sensitive magnetic sensors to detect and measure cancer cells in biopsies or in the human body with the potential to transform how cancer is detected and treated. On November 17, 2016, Senior Scientific merged with and into Imagion, a Nevada company. Following the merger, Imagion held all of the liabilities, obligations and assets of Senior Scientific and the Company continued as the sole equity holder of Imagion. On June 30, 2017, Imagion completed its initial public offering and listing on the Australian Stock Exchange (ASX). As of December 31, 2017, the Company owns 64,099,476 shares of Imagion, resulting in a noncontrolling interest of approximately 31% of Imagion’s issued and outstanding common stock. Based upon Imagion’s latest offering price of approximately $0.09 per share, the fair value of the Imagion shares is approximately $5,503,000.

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

The nanostructured metals technology may have wide implications for use in the medical device and prosthetics industries including dental implants, replacements for hips, shoulders, knees and cardio vascular stents. In December 2008, a manufacturing joint venture partner in Albuquerque, NM received U.S. Food and Drug Administration 510(k) clearance to market nanostructured titanium metal dental implants using our technology. This clearance positions us closer to our goal of commercializing our technology for nanostructured metals. We are in talks with many of the key manufacturers of dental implants and have signed material testing agreements with several manufacturers.

In September 2009, the Company entered into a contract with Carpenter to sell certain nanostructured metal technologies acquired from Metallicum, its wholly owned subsidiary, to Carpenter and to provide sub-license rights to Carpenter covering license agreements that the Company has from Los Alamos Laboratories. In January 2013, the Company entered into a licensing agreement with a party granting certain licensing rights to the Company’s nanostructured metal technology. On February 11, 2015, the Company and Carpenter entered into a Settlement Agreement and Mutual Release pursuant to which the parties provided a full release of one another, Carpenter paid the Company $8,000,000, Carpenter transferred to the Company all intellectual and physical property that was part of the original agreement, Carpenter agreed to provide follow-on technical assistance and Carpenter provided a list of all customers and contacts. Following the return of the Company’s nanostructured metal technology, the Company has commenced exploring strategic alternatives for its Metallicum division. At this time we are exploring and working with partner companies in the fields of titanium dental implants, titanium and magnesium medical devices, high voltage aluminum conductors as well as oil and gas field applications.

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

CUSTOMERS AND SUPPLIERS

For the years ended December 31, 2017 and 2016, two customers generated all of our revenue. We did not have any significant suppliers.

EMPLOYEES

As of December 31, 2017, we had one full-time employee in general management. We do not expect any significant change in the total number of employees in the near future. Most of our research and development work has been performed by employees of our various research and development independent contractors (see below). We have historically indirectly funded the salaries of these individuals through our contract research and development payments to their employers. Although not technically our employees, we have considered these individuals to be an integral part of our research and development team. None of our employees or contractors is members of any union or collective bargaining organization. We consider our relationships with our employee and our independent contractor employees to be good.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE OUR NEW TECHNOLOGIES WHICH WOULD RESULT IN CONTINUED LOSSES.

We are currently developing new technologies and a commercial product. We have generated our first revenues but we are unable to project when we will achieve regular profitability, if at all. As is the case with any new technology, we expect the development process to continue. We cannot assure that our resources will be able to develop and commercialize our technology fast enough to meet market requirements. We can also not assure that our technology will gain market acceptance and that we will be able to overcome regulatory obstacles. The failure to successfully develop and commercialize the technologies would result in continued losses and may require us to curtail operations.

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

WE MAY FACE STRONG COMPETITION FROM LARGER, ESTABLISHED COMPANIES.

We likely will face intense competition from other companies, both globally and within the United States, in the advanced metals space, virtually all of which can be expected to have longer operating histories, greater name recognition, larger installed customer bases and significantly more financial resources and research and development facilities than Manhattan Scientifics. There can be no assurance that developments by our current or potential competitors will not render our proposed products obsolete.

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

ITEM 2. DESCRIPTION OF PROPERTIES

Our principal executive office is at The Chrysler Building, 405 Lexington Avenue, 26th Floor, New York, New York, 10174. We lease approximately 300 square feet of office space on a month-to-month basis. The aggregate annual rent for this office space was $2,000 and $3,000 in 2017 and 2016, respectively.

Since October 2016, we lease an approximately 3,000 square foot office at 331 Corporate Circle, Golden, CO 80401. The lease is for one year and is set to expire in April 2018. The aggregate annual rent for this space is $41,000.

We believe our facilities are adequate for our current and planned business operations.

ITEM 3. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of December 31, 2017, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements other than the litigation described above which was subsequently settled.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are currently trading on the OTCQB operated by www.otcmarkets.com. The following table sets forth for the periods indicated, the high and low per share bid information for our common stock for the fiscal years ended December 31, 2017 and December 31, 2016, as reported by www.otcmarkets.com. Such high and low bid information reflects inter-dealer quotes, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

2017
First Quarter	$0.05	$0.03
Second Quarter	$0.04	$0.02
Third Quarter	$0.04	$0.02
Fourth Quarter	$0.03	$0.02

2016
First Quarter	$0.07	$0.05
Second Quarter	$0.08	$0.05
Third Quarter	$0.06	$0.04
Fourth Quarter	$0.05	$0.02

As of March 30, 2018, there were 533,781,064 shares of common stock of the issuer issued and outstanding and approximately 643 record shareholders.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the past two years, we have issued unregistered shares of common stock and options and warrants for the purchase of common stock in the following transactions in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act:

2017

During the year ended December 31, 2017, we did not sell any unregistered securities.

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

Securities Authorized for Issuance under Equity Incentive Plans

The 2000 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2000 Plan allows for the issuance of incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2000 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2000 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2000 Plan available for grant at December 31, 2017 was 18,869,763.

In November 2004, our Board of Directors adopted the 2004 Consultant Stock Plan (the “2004 Plan”). The purpose of this 2004 Consultant Stock Plan is to advance our interests by helping us obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock. We reserved 2,000,000 shares of our Common Stock for awards to be made under the 2004 Plan. We filed a registration statement on Form S-8 with the SEC on November 26, 2004 to register the shares underlying the 2004 plan. The 2004 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2004 Plan. The number of shares under the 2004 Plan available for grant at December 31, 2017 was 500,000.

On May 9, 2005, our Board of Directors adopted the 2005 Equity Compensation Plan (the “2005 Plan”). The purpose of this Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success, by offering them an opportunity to participate in the our future performance through awards of Options, the right to purchase Common Stock and Stock Bonuses. We reserved 10,000,000 shares of our Common Stock for awards to be made under the 2005 Plan. The 2005 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee, or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2005 Plan. We filed a registration statement on Form S-8 with the SEC on June 8, 2005 to register the shares underlying the 2005 plan. The number of shares under the 2006 Plan available for grant at December 31, 2017 was -0-.

In January 2015, our Board of Directors adopted the 2015 Incentive Stock Plan (the “2015 Plan”). The purpose of this Plan is to provide incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2015 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2015 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2015 Plan available for grant at December 31, 2017 was 4,000,000.

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2017.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	23,369,763
Total	—	—	23,369,763

A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable
Outstanding as of December 31, 2015	42,855,000			42,855,000
Granted	5,950,000	$0.060	$0.040	5,950,000
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding as of December 31, 2016	48,805,000			48,805,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(26,950,000)	0.018	0.018	(26,950,000)
Outstanding as of December 31, 2017	21,855,000			21,855,000

Exercise prices and weighted-average contractual lives of 21,855,000 stock options outstanding as of December 31, 2017 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	3,000,000	7.49	$0.05	3,000,000	$0.05
$0.06	6,000,000	7.55	$0.06	6,000,000	$0.06
$0.07	9,250,000	2.35	$0.07	9,250,000	$0.07
$0.08	575,000	2.93	$0.08	575,000	$0.08
$0.14	3,000,000	6.49	$0.14	3,000,000	$0.14
$0.26	30,000	1.95	$0.26	30,000	$0.26

The fair value for options granted were determined using the Black-Scholes option-pricing model.

Warrants:

The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2017.

	Warrants	Weighted average Exercise Price
Outstanding as of December 31, 2015	28,943,182	$0.07
Issued/Vested	-	$-
Cancelled/Expired	-	-
Outstanding as of December 31, 2016	28,943,182	$0.07
Issued/Vested	-	-
Exercised	-	-
Cancelled/Expired	-	-
Outstanding as of December 31, 2016	28,943,182	$0.07

Date	Number of Warrants	Exercise Price	Contractual Life Remaining	Number of Shares Exercisable
April 2012	6,000,000	$0.05	2.8 years	6,000,000
January 2014	909,091	$0.09	1.1 years	909,091
February 2014	9,125,000	$0.08	1.1years	9,125,000
March 2014	909,091	$0.09	1.2 years	909,091
August 2014	800,000	$0.08	1.7 years	800,000
November 2014	7,500,000	$0.11	1.9 years	7,500,000
March 2015	2,500,000	$0.12	2.2 years	2,500,000
July 2015	300,000	$0.05	2.5 years	300,000
August 2015	300,000	$0.05	2.6 years	300,000
September 2015	300,000	$0.05	2.7 years	300,000
October 2015	300,000	$0.05	2.8 years	300,000

	28,943,182			28,943,182

The fair value for warrants granted were determined using the Black-Scholes option-pricing model.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company operates as a technology incubator that seeks to acquire, develop and commercialize life-enhancing technologies in various fields. To achieve this goal, the Company continues to identify emerging technologies through strategic alliances with scientific laboratories, educational institutions, scientists and leaders in industry and government. The Company and its executives have a long-standing relationship with Los Alamos Laboratories in New Mexico.

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

On May 31, 2011, we entered into an Agreement and Plan of Reorganization to acquire Senior Scientific. The total purchase price was 21,668,000 restricted shares of our common stock (less 7,667,000 shares previously issued pursuant to an option agreement). As a result of this acquisition, Senior Scientific owned patented technologies that can use biosafe nanoparticles and sensitive magnetic sensors to detect and measure cancer cells in biopsies or in the human body with the potential to transform how cancer is detected and treated. On November 17, 2016, Senior Scientific merged with and into Imagion, a Nevada company. Following the merger, Imagion held all of the liabilities, obligations and assets of Senior Scientific and the Company continued as the sole equity holder of Imagion. On June 30, 2017, Imagion completed its initial public offering and listing on the Australian Stock Exchange (ASX). As of December 31, 2017, the Company owns 64,099,476 shares of Imagion, resulting in a noncontrolling interest of approximately 31% of Imagion’s issued and outstanding common stock. Based upon Imagion’s latest offering price of approximately $0.09 per share, the fair value of the Imagion shares is approximately US$5,505,000.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2017 COMPARED TO YEAR ENDED DECEMBER 31, 2016

GROSS PROFIT. In the year ended December 31, 2017, we recorded $142,000 in revenue compared to $150,000 of revenue recognized for the year ended December 31, 2016. The slight decrease is attributable to a reduction in Metallicum’s, our wholly-owned subsidiary, revenue received from a joint development agreement.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day-to-day operating expenses. General and administrative expenses were $2,056,000 for the year ended December 31, 2017 compared with $3,155,000 for the year ended December 31, 2016. This decrease in general and administrative expenses is mostly attributable to the spin out of Imagion Biosystems and the Company no longer consolidating the operations of IBI.

RESEARCH AND DEVELOPMENT. Research and development expenses consist of consultants and contractors. Research and development expenses were $175,000 for the year ended December 31, 2017 compared with $3,335,000 for the year ended December 31, 2016. Research and development expenses decreased in research and development over the year was the result of no longer consolidating Imagion’s operations.

OTHER INCOME AND (EXPENSES). Total other expenses for the year ended December 31, 2017 totaled $3,824,000. This is primarily attributable to the spin-out of Imagion, which resulted in a change in the Company’s accounting treatment, from the consolidation method to the fair market value method, of its noncontrolling interest in Imagion. This gain on the deconsolidation of Imagion resulted in a gain of $7,940,000 during the year ended December 31, 2017. Unrealized gains or losses attributed to changes in the fair market value of the Company’s noncontrolling interest in Imagion is reflected as a component of non-operating income (losses). During the years ended December 31, 2017 and 2016, unrealized losses on fair value adjustments of its noncontrolling interest in Imagion was $(4,117,000) and $0.

Comparatively, the Company recognized other income of $275,000 for the year ended December 31, 2016, which is attributable to $(488,000) in interest expense and the forgiveness of $763,000 of related party debt and interest accrued thereupon.

NET INCOME (LOSS). We incurred a net income of $1,546,000 for the year ended December 31, 2017, compared to a net loss of $(6,108,000) for the year ended December 31, 2016.

LIQUIDITY AND PLAN OF OPERATIONS

Stockholders’ equity totaled $8,161,000 on December 31, 2017 and the working capital deficit was $(1,349,000) on such date.

We had a decrease of $(799,000) in cash and cash equivalents for the year ended December 31, 2017, primarily as a result of cash used in our operating activities. For the year ended December 31, 2017, cash used in operating activities was $(791,000). Cash used in investing activities for the year ended December 31, 2017 totaled $8,000 related to purchase of equipment for our research and development.

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

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, investor relations services, public relations services, bookkeeping services, consultant services, and rent; and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of December 31, 2017, we had $269,000 in cash. We believe our current cash position is not sufficient to maintain our operations for the next twelve months. Unless and until we are able to generate a sufficient amount of revenue, reduce our costs and/or enter a strategic relationship, we expect to finance future cash needs through public and/or private offerings of equity securities and/or debt financings. We do not currently have any committed future funding. To the extent we raise additional capital by issuing equity securities or hybrid convertible debt securities, our stockholders could at that time experience substantial dilution. Any debt financing that we are able to obtain may involve operating covenants that restrict our business.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Manhattan Scientifics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Manhattan Scientifics, Inc. (the “Company”) as of December 31, 2017 and December 31, 2016 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital at December 31, 2017, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing

We have served as the Company’s auditor since February 15, 2017

Las Vegas, Nevada

April 2, 2018

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AUDITED)

	December 31,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$269,000	$1,068,000
Accounts receivable	-	44,000
Prepaid expenses	9,000	0
Total current assets	278,000	1,112,000

Investments	5,505,000	2,000
Property and equipment, net	8,000	165,000
Assets received in settlement agreement – see Note 8	5,030,000	5,724,000
Intellectual property, net	23,000	630,000
Other assets	2,000	2,000
Total assets	$10,846,000	$7,635,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$209,000	$472,000
Accrued expenses — related parties	1,418,000	968,000
Note payable to related party	-	275,000
Total current liabilities	1,627,000	1,715,000

Long-term liabilities:
Convertible notes payable, net	-	2,139,000
Total long-term liabilities	-	2,139,000
Total liabilities	1,627,000	3,854,000

Mezzanine equity Series D convertible preferred, authorized 105,671 shares, 105,671 and 105,671 shares issued and outstanding, respectively	1,058,000	1,058,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Common, authorized 950,000,000 shares, 533,781,064 shares issued, and outstanding, respectively	534,000	534,000
Additional paid-in-capital	67,289,000	63,527,000
Accumulated deficit	(59,662,000)	(61,338,000)
Total stockholders' equity (deficit)	8,161,000	2,723,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10,846,000	$7,635,000

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(AUDITED)

	FOR THE YEARS ENDED
	DECEMBER 31,
	2017	2016

Revenue	$142,000	$150,000

Operating costs:
Direct cost of revenue	189,000	43,000
General and administrative expenses	2,056,000	3,155,000
Research and development	175,000	3,335,000

Total operating costs and expenses	2,420,000	6,533,000

Loss from operations before other income and expenses	(2,278,000)	(6,383,000)

Other income and (expenses):
Gain/(loss) on forgiveness of debt	-	763,000
(Loss) on fair value adjustment of investments	(4,117,000)	-
Other income	1,000	-
Gain on deconsolidation of subsidiary	7,940,000	-
Interest and other expenses	-	(488,000)

NET INCOME (LOSS)	1,546,000	(6,108,000)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:

Weighted average number of common shares outstanding (Basic)	533,781,064	534,680,493

Basic income (loss) per common share	$0.00	$(0.01)

Weighted average number of common shares outstanding (Diluted)	533,781,064	534,680,493

Diluted income (loss) per common share	$0.00	$(0.01)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2017 and 2016
(AUDITED)

	Preferred Stock $0.001 Par Value		Common Stock		Additional
	Series B		$0.001 Par Value		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance
December 31, 2015	49,999	$-	537,398,549	$537,000	$63,617,000	$(330,000)	$(55,230,000)	$8,594,000

Stock options
issued for services					240,000			240,000

Stock repurchased
as treasury stock						(3,000)		(3,000)

Treasury stock
cancelled and returned
to authorized			(3,617,485)	(3,000)	(330,000)	333,000		-

Net loss							(6,108,000)	(6,108,000)

Balance
December 31, 2016	49,999	-	533,781,064	534,000	63,527,000	-	(61,338,000)	2,723,000

Prior priod adjustment							130,000	130,000

Deconsolidation					3,762,000			3,762,000

Net income							1,546,000	1,546,000

Balance
December 31, 2017	49,999	-	533,781,064	534,000	67,289,000	-	(59,662,000)	8,161,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)

	FOR THE YEARS ENDED
	DECEMBER 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to Manhattan Scientifics, Inc.	$1,546,000	$(6,108,000)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Stock options issued/vested for services	-	240,000
Depreciation and amortization	857,000	995,000
Treasury stock cancelled and returned to authorized	-	3,000
(Gain)/Loss on forgiveness of debt	-	(450,000)
Loss on fair value adjustment of investments	4,117,000	-
Gain on deconsolidation of subsidiary	(7,940,000)	-
Changes in:
Accounts receivable	44,000	(44,000)
Prepaid expenses	(9,000)	-
Accounts payable and accrued expenses	38,000	506,000
Accrued interest and expenses, related parties	556,000	300,000

Net cash provided by/(used in) operating activities	(791,000)	(4,558,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(8,000)	(13,000)

Net cash used in investing activities	(8,000)	(13,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	-	275,000
Payments on notes payable other	-	-
Proceeds from issuance of common stock	-	-
Repurchase of common stock for treasury	-	-

Net cash (used in)/provided by financing activities	-	275,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	(799,000)	(4,296,000)
Cash and cash equivalents, beginning of year	1,068,000	5,364,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$269,000	$1,068,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt to preferred stock by shareholder	$-	$-
Loss on forgiveness of debt	$-	$(450,000)
Gain in change in accounting treatment	$(7,940,000)	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(AUDITED)

NOTE 1 – ORGANIZATION AND OPERATIONS

Manhattan Scientifics, Inc., a Delaware corporation (formerly Grand Enterprises, Inc) (“Grand”) was established on July 31, 1992 and has a wholly-owned subsidiary: Metallicum, Inc. (“Metallicum”). On June 12, 2008, the Company acquired Metallicum, Inc, for 15,000,000 shares of Company’s common stock, Manhattan Scientifics, Inc., operates as a technology incubator that seeks to acquire, develop and commercialize life-enhancing technologies in various fields, with emphasis in the areas of nano-technologies and nano-medicine. In this capacity, the Company continues to identify emerging technologies through strategic alliances with scientific laboratories, educational institutions, and scientists and leaders in industry and government. The Company has a long standing relationship with Los Alamos Laboratories in New Mexico. During 2008, the Company refocused its efforts from the development of its fuel cell technologies to its current focus on the development of nanomaterials through the acquisition of Metallicum.

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

In September 2009, the Company entered into a technology transfer agreement with Carpenter Technologies Corporation (“Carpenter”). Wherein Carpenter will fully develop, manufacture and market a new class of high strength metals under an exclusive technology transfer agreement from Manhattan Scientifics and the Los Alamos National Laboratory. The proprietary process will enable super-strength metals and alloys to make products that weigh far less than in the past and without significant cost premiums. On February 11, 2015, the Company entered into a Settlement Agreement and Mutual General Releases (the “Settlement Agreement”) with Carpenter Technology Corporation related to the agreement discussed in Note 7, pursuant to which the parties settled and released each other from any and all liabilities and claims related to the Carpenter Agreements.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(AUDITED)

On November 17, 2016, Senior Scientific merged with and into Imagion Biosystems, Inc., a Nevada corporation (“Imagion”). Following the merger, Imagion held all of the liabilities, obligations and assets of Senior Scientific and the Company continued as the sole equity holder of Imagion. On June 30, 2017, Imagion completed an IPO and listing on the Australian Stock Exchange (ASX). As of December 31, 2017, the Company owns 64,099,476 shares of Imagion, resulting in a noncontrolling interest of approximately 31% of Imagion’s issued and outstanding common stock. The Company elected to record the investment at fair value.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

BASIS OF CONSOLIDATION:

The consolidated financial statements include the accounts of Manhattan Scientific, Inc. and its wholly owned subsidiary, Metallicum. All significant intercompany balances and transactions have been eliminated.

The fiscal year end of the Company is December 31.

GOING CONCERN:

As of December 31, 2017 the Company has cumulative losses totaling $(59,662,000) and negative working capital of $1,350,000. The Company had a net income of $1,546,000 for the year ended December 31, 2017. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its technology as well as to generate revenues for other services. The Company is also contemplating the spin-off of one of its subsidiaries. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(AUDITED)

CASH CONCENTRATION:

The Company’s cash accounts are fully insured up to $250,000. As of December 31, 2017 and 2016, the Company had cash accounts exceeding insured amount totaling $0 and $750,000, respectively.

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

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represented its fair value. The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At December 31, 2017 and 2016, accumulated amortization was $285,000 and $255,000, respectively. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At December 31, 2017 and 2016, accumulated amortization was $29,000 and $26,000, respectively. Under the terms of the agreement, the Company is required to pay an annual license fee of $10,000 starting in February 2010 and, may be required to pay royalties, as defined, to the licensors.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(AUDITED)

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

BASIC AND DILUTED LOSS PER SHARE

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of December 31, 2017 and 2016, 51,198,182 and 77,748,182 dilutive shares were excluded from the calculation of diluted loss per common share.

RESEARCH AND DEVELOPMENT:

Research and development costs are expensed as incurred and amounted to $175,000 and $3,335,000 for the years ended December 31, 2017 and 2016.

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

DECEMBER 31, 2017 AND 2016

(AUDITED)

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

The fair value of the Company’s debt as of December 31, 2017 and 2016 approximated their fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of December 31, 2017 and 2016 because of the relative short term nature of these instruments. At December 31, 2017 and 2016, the fair value of the Company’s debt approximates carrying value.

During the year ended December 31, 2017, the Company elected fair value option for its investment in Imagion Biosystems, Inc. a Nevada company (“Imagion”) based on triggering event of dilution of ownership from 100% to approximately 31%, which lead to the deconsolidation of Imagion. Investments in Imagion are measured at fair value as opposed to equity method based on ASC 825-10. The guidance allows entities to elect to measure certain financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value. Investments over which an investor has the ability to exercise significant influence are eligible for the fair value option as they represent recognized financial assets. When the fair value option is elected for an instrument, all subsequent changes in fair value for that instrument are reported in earnings.

Management determined that it was appropriate to carry its investment in Imagion at fair value because the investment is traded on the Australian stock exchange and has daily trading activity and is a better indicator of value. The investments are re-measured at the end of each quarter based on the trading price and converted from AUD to USD. Any change in the value is reported on the income statement as an unrealized gain or loss.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(AUDITED)

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – RELATED PARTY AND FORMER OFFICERS NOTES PAYABLE

The former Chief Operating Officer has a notes payable balance totaling $450,000 at December 31, 2015. The loan bears interest at 5.5% per annum and was initially due December 31, 2002 and have been mutually extended. Under the terms of the note extension dated December 12, 2007, the loan bears interest at 5% per annum and are now due. On December 31, 2016, the Company wrote off the entire $450,000 balance of the note payable and $313,000 of interest accrued, thereupon. The Company therefore recognized a gain on forgiveness of debt in the amount of $763,000.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

During 2014 and 2013, the Company issued convertible notes for $2,500,000 through its formerly wholly-owned subsidiary, Imagion Biosystems (fka Senior Scientific, LLC). During the year ended December 31, 2017, Imagion completed a spin out from the Company and assumed responsibility for the entire balance of the convertible notes. After Imagion assumed the convertible debt the entire amount of the debt was paid in cash and converted into shares of Imagion. The carrying net value of these notes at December 31, 2017 and 2016 totals $0 and $2,139,000, respectively.

NOTE 5 – CAPITAL TRANSACTIONS

Preferred Stock

The Company has a total of 1,000,000 shares of authorized preferred shares which are segregated into four classes of preferred stock.

The Company has 182,525 authorized shares of convertible, redeemable, 10 percent cumulative, Class A, Preferred Stock with $0.001 par value. One Class A, Preferred share is convertible into 50 restricted common shares and will be entitled to the number of votes equal to the number of shares of common stock into which such holder’s shares of Series A Preferred stock could be converted at the time of the vote. Class A, Preferred Stock is redeemable by the Company at $15 per share. Upon liquidation the holders of Series A Preferred stock will be entitled to be paid out of the assets available for distribution of the corporation an amount equal to $10 per share, before any payment will be made to the common shareholders. As of December 31, 2017 and 2016, no shares of Preferred Stock were issued and outstanding.

The Company has 250,000 authorized shares of Class B, Preferred Stock with $0.001 par value. As of December 31, 2017 and 2016, 49,999 shares of Preferred Stock were issued and outstanding. Class B preferred shares are convertible at a rate of 1 Series B preferred share to 10 common shares.

The Company has 14,000 authorized shares of redeemable, convertible, Class C, Preferred Stock with $100 stated value. Class C, Preferred Stock is not entitled to receive dividends unless dividends are paid on common stock. Upon liquidation Class C, Preferred Stock shall be treated as if it were converted to common stock prior to liquidation. Class C, Preferred Stock is convertible at $100 divided by the 10 day average closing price of common stock. The Class C, Preferred Stock is redeemable by the Company at the stated value. As of December 31, 2017 and 2016, no shares of Preferred Stock were issued and outstanding.

On November 5, 2013, the Company entered into a Conversion Agreement with Marvin Maslow (the “Holder”) pursuant to which the Company agreed to convert $1,057,608 of debt (the “Debt”), including principal and interest, currently owed to Holder into 105,761 shares of Series D Preferred Shares of the Company. The Debt has been outstanding since 2007.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(AUDITED)

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

Holder may only convert the Series D Preferred Stock upon certain Convertible Promissory Notes, whether presently outstanding or to be issued, issued to three accredited investors (the “Note Investors”) in accordance with those certain Convertible Note Purchase Agreements between the Company and the Note Investors dated April 3, 2013, have either (i) been converted in full or in part by the Note Investors into shares of common stock of the Company, (ii) the Note Investors have sold or assigned all or a part of their Convertible Promissory Notes to third parties, or (iii) the Note Investors have been paid in full or in part. The Holder will only be permitted to convert such number of Series D Preferred Stock equal to the pro rata amount of the Convertible Promissory Notes converted, assigned or paid. In the event the Note Investors agree in writing that these restrictions may be terminated, then the Holder will be entitled to convert the Series D Preferred Stock at the Holder’s election and the above restrictions will be null and void. Additionally, Holder may not convert the Series D Preferred Stock until the ten day average daily trading volume is greater than $20,000.

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

The Company has 447,804 and 447,804 undesignated blank check preferred stock, $0.001 par value, authorized as of December 31, 2017 and 2016. The preferred shares are to be issued in such series and to have such rights, preferences, and designation as determine by the Board of Directors of the Company.

Common Stock

The Company has a total of 950,000,000 shares of authorized common shares. As of December 31, 2017 and 2016, 533,781,064 and 533,781,064 shares of common stock were issued and outstanding, respectively.

Stock activity during 2017

The Company did not issue and shares of common stock during the year ended December 31, 2017.

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

Options

In 2000, the Company’s Board of Directors adopted the 2000 Equity Incentive Plan (the “2000 Plan”). The 2000 Plan authorizes the issuance of options, right to purchase Common Stock and stock bonuses to officers, employees, directors and consultants. The Company reserved 30,000,000 shares of common Stock for awards to be made under the 2000 Plan.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(AUDITED)

The 2000 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2000 Plan allows for the issuance of incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2000 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2000 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2000 Plan available for grant at December 31, 2017 and 2016 was 18,869,763 and 18,869,763.

In November 2004, the Company’s Board of Directors adopted the 2004 Consultant Stock Plan (the “2004 Plan”). The purpose of this 2004 Consultant Stock Plan is to advance the Company’s interests by helping the Company obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock. The Company reserved 2,000,000 shares of Common Stock for awards to be made under the 2004 Plan. A registration statement on Form S-8 was filed with the SEC on November 26, 2004 to register the shares underlying the 2004 plan. The 2004 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2004 Plan. The number of shares under the 2004 Plan available for grant at December 31, 2017 and 2016 was 500,000.

On May 9, 2005, the Company’s Board of Directors adopted the 2005 Equity Compensation Plan (the “2005 Plan”). The purpose of this Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success, by offering them an opportunity to participate in the Company’s future performance through awards of Options, the right to purchase Common Stock and Stock Bonuses. The Company reserved 10,000,000 shares of Common Stock for awards to be made under the 2005 Plan. The 2005 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2005 Plan. A registration statement on Form S-8 was filed with the SEC on June 8, 2005 to register the shares underlying the 2005 plan. The number of shares under the 2005 Plan available for grant at December 31, 2017 and 2016 was -0-.

In January 2015, our Board of Directors adopted the 2015 Incentive Stock Plan (the “2015 Plan”). The purpose of this Plan is to provide incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2015 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2015 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2015 Plan available for grant at December 31, 2017 and 2016 was 4,000,000.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(AUDITED)

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2017, the most recently completed fiscal year.

At December 31, 2017, the 21,855,000 outstanding options had an aggregate intrinsic value of $1,597,000.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	23,369,763
Total	—	—	23,369,763

A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable
Outstanding as of December 31, 2015	42,855,000			42,855,000
Granted	5,950,000	$0.060	$0.040	5,950,000
Exercised	-	-	-	-
Expired	-	0.078	0.078	-
Outstanding as of December 31, 2016	48,805,000			48,805,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(26,950,000)	0.018	0.018	(26,950,000)
Outstanding as of December 31, 2017	21,855,000			21,855,000

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(AUDITED)

Exercise prices and weighted-average contractual lives of 21,855,000 stock options outstanding as of December 31, 2017 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	3,000,000	7.49	$0.05	3,000,000	$0.05
$0.06	6,000,000	7.55	$0.06	6,000,000	$0.06
$0.07	9,250,000	2.35	$0.07	9,250,000	$0.07
$0.08	575,000	2.93	$0.08	575,000	$0.08
$0.14	3,000,000	6.49	$0.14	3,000,000	$0.14
$0.26	30,000	1.95	$0.26	30,000	$0.26

The fair value for options granted were determined using the Black-Scholes option-pricing model.

Warrants:

The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2017.

	Warrants	Weighted average Exercise Price
Outstanding as of December 31, 2015	28,943,182	$0.07
Issued/Vested	-	$-
Cancelled/Expired	-	-
Outstanding as of December 31, 2016	28,943,182	$0.07
Issued/Vested	-	-
Exercised	-	-
Cancelled/Expired	-	-
Outstanding as of December 31, 2017	28,943,182	$0.07

Date	Number of Warrants	Exercise Price	Contractual Life Remaining	Number of Shares Exercisable
April 2012	6,000,000	$0.05	2.8 years	6,000,000
January 2014	909,091	$0.09	1.1 years	909,091
February 2014	9,125,000	$0.08	1.1years	9,125,000
March 2014	909,091	$0.09	1.2 years	909,091
August 2014	800,000	$0.08	1.7 years	800,000
November 2014	7,500,000	$0.11	1.9 years	7,500,000
March 2015	2,500,000	$0.12	2.2 years	2,500,000
July 2015	300,000	$0.05	2.5 years	300,000
August 2015	300,000	$0.05	2.6 years	300,000
September 2015	300,000	$0.05	2.7 years	300,000
October 2015	300,000	$0.05	2.8 years	300,000

	28,943,182			28,943,182

The fair value for warrants granted were determined using the Black-Scholes option-pricing model.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(AUDITED)

NOTE 6 – INCOME TAXES

The provision for income taxes on the statements of operations consists of $-0- and $-0- for the years ended December 31, 2017 and 2016, respectively. Deferred tax assets are comprised of the following at December 31:

	2017	2016
Net operating loss carryforward	$9,946,000	$10,564,000
Temporary differences	6,988,000	6,688,000
Less valuation allowance	(16,934,000)	(17,252,000)
Deferred tax asset, net	-	-

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. At December 31, 2017 and 2016, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2017 and 2016, net operating loss carryforwards were approximately $41,801,000 and $43,347,000, respectively, for federal tax purposes that expire at various dates through 2031 and for state tax purposes expire through 2025.

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state regulations. The annual limitation may result in the expiration of substantial net operating loss carryforwards before utilization.

For December 31, 2017 and 2016, the provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (40% in 2017 and 2016) to income taxes as follows:

	2017	2016
Tax benefit computed at 40%	$(300,000)	$96,000
Change in valuation allowance	618,000	2,347,200
Change in carryovers and tax attributes	318,000	(2,443,200)
Income tax provision	-	-

NOTE 7 – COMMITMENTS

Operating Leases

Our principal executive office is at The Chrysler Building, 405 Lexington Avenue, 26th Floor, New York, New York, 10174. We lease approximately 300 square feet of office space on a month-to-month basis. The aggregate annual rent for this office space was $2,000 and $3,000 in 2017 and 2016, respectively.

Since October 2016, we lease an approximately 3,000 square foot office at 331 Corporate Circle, Golden, CO 80401. The lease is for one year and is set to expire in April 30th 2018. The aggregate annual rent for this space is $40,980.

Litigation

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of December 31, 2017 and 2016, the Company was not party to any material litigation, claims or suit whose outcome could have material effect to the financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(AUDITED)

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

Institut Straumann AG

In January 2013, the Company entered into a licensing agreement with a party granting certain licensing rights to the Company’s nanostructured metal technology. Pursuant to the party is obligated to pay the Company in accordance with the following schedule: $180,000 during January 2013; $30,000 by June 1, 2013; $30,000 by December 31, 2013; $30,000 by December 1, 2014; and $30,000 upon commercial launch by the party or the latest December 1, 2015, which final payment has not been received. For the years ended December 31, 2017 and 2016, the Company recorded the receipt of $0 as revenue.

In November 2015, the Company entered into a Material Transfer Agreement with a party in the dental implant business, whereby the Company will apply its technology for use in sample materials the party provided to MSI. Pursuant to the Agreement, party is obligated to pay MSI in accordance with the following schedule: $30,000 within 7 days of execution of the Agreement; $14,000 within 7 days of delivery of the Material from the first iteration; and the final $14,000 within 7 days of delivery of the Material from the second iteration. Through the years ended December 31, 2017 and 2016, MSI earned $0 and $105,000, respectively, and recorded such amount as revenue.

NOTE 8 – IMAGION BIOSYSTEMS SPIN-OUT

On November 17, 2016, Senior Scientific, a wholly owned subsidiary of the Company, merged with and into Imagion Biosystems, Inc., a Nevada company (“Imagion”). Following the merger, Imagion held all of the liabilities, obligations and assets of Senior Scientific and the Company continued as the sole equity holder of Imagion. Imagion is the surviving entity.

On November 22, 2016, Imagion issued a Promissory Note in the principal amount of $6,900,000 to the Company (the “Intercompany Note”) payable on the one year anniversary. The Intercompany Note did not accrue interest, provided, however, in the event of a default, interest would have accrued at 10% per annum. During the six months ended June 30, 2017, the Company forgave $6,739,000 of the Note based upon the condition for Imagion to complete their IPO, which was recorded to the income statement. During the year ended December 31, 2017, the Company converted the remaining balance of the Note into shares of Imagion’s common stock.

As of December 31, 2017, the Company owns 64,099,476 shares of Imagion, resulting in a noncontrolling interest of approximately 31% of Imagion’s issued and outstanding common stock. Based upon Imagion’s trading price on December 31, 2017, approximately $0.09 per share, the fair value of the Imagion shares is approximately US$5,503,000. During the year ended December 31, 2017, the Company recorded unrealized loss in its investment iof $4,117,000.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(AUDITED)

NOTE 9 – DECONSOLIDATION OF IMAGION BIOSYSTEMS

Imagion Biosystems, previously a related-party entity and wholly-owned subsidiary of the Company, completed its initial public offering. As a result of the offering, the Company’s ownership in Imagion became diluted from 100% to 31%. As of December 31, 2017, we no longer have a controlling interest in Imagion. Imagion and the Company will remain related-party entities due to the Company’s equity stake in Imagion. The Company’s ongoing involvement with Imagion is solely as a shareholder of Imagion.

Due to the spin-off of Imagion, the Company changed its accounting treatment from the consolidation method to the fair value method. During the year ended December 31, 2017, the Company is no longer consolidating the operations of Imagion into the Company’s condensed consolidated financial statements. This change in accounting treatment resulted in a gain of $7,940,000 and reported on the income statement during the year ended December 31, 2017. The gain on deconsolidation includes the following:

Fair value of the Company’s retained noncontrolling interest	$9,615,000
Carrying amount of the Company’s noncontrolling interest	-
Derecognition of Imagion’s net assets	(1,675,000)

Gain from change in accounting treatment of investment	$7,940,000

The Company elected to record its investment in Imagion at fair value based on the trading price in the Australian stock market. The investments are re-measured at the end of each quarter based on the trading price and converted from AUD to USD. Unrealized gains or losses attributed to changes in the fair market value of the Company’s noncontrolling interest in Imagion are reflected as a component of other income (expenses). During the year ended December 31, 2017 and 2016, unrealized losses attributable to the investment in Imagion was $4,117,000 and $0, respectively.

As of December 31, 2017, the summary of financial information of Imagion is listed below.

	AUD	Conversion Rate	USD
Total Assets	$7,641,326	0.78049	$5,963,979
Total Liabilities	688,770	0.78049	537,578
Total Equity	6,952,556	0.78049	5,426,401
Net Loss	(7,733,027)	0.75010	(5,800,544)

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statement were available to be issued and there were no material subsequent events to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

ITEM 9T. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that arc designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication. and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as or December 31, 2017:

Resources: As of December 31, 2017, we had one full-time employee in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

ITEM 9B. OTHER INFORMATION

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages and biographical information of each of our directors and executive officers as of March 30, 2018 are set forth below. There are no existing family relationships between or among any of our executive officers or directors.

NAME	AGE	POSITION

Emmanuel Tsoupanarias	65	Chairman of the Board, President and Chief Executive Officer
Frank Georgiou	67	Director
Marvin Maslow	80	Director

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

CODE OF ETHICS

On March 31, 2005, we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Company’s Code of Ethics can be viewed obtained free of charge by sending a written request to the attention of the Company’s Chief Executive Officer, Emmanuel Tsoupanarias at The Chrysler Building, 405 Lexington Avenue, 26th Floor, New York, New York, 10174.

CORPORATE GOVERNANCE

We do not have a separately-designated standing audit committee. The entire Board of Directors of the Company acts as the audit committee. The Board of Directors of the Company has determined that it does not have an “audit committee financial expert” as such term is defined in the rules adopted by the SEC requiring companies to disclose whether or not at least one member of the audit committee is an “audit committee financial expert.” The Board of Directors believes that the aggregate technical, commercial and financial experience of its members, together with their knowledge of the Company, provides the Board with the ability to monitor and direct the goals of the Company and to protect the best interests of its shareholders. Four of the five members of the Board of Directors are “independent,” as that term is defined in Section 10A(m) of the Securities Exchange Act of 1934, and that the members’ independence qualifies it to monitor the performance of management, the public disclosures by the Company of its financial condition and performance, the Company’s internal accounting operations and its independent auditors. In addition, the Board of Directors is authorized to engage independent financial consultants, auditors and counsel whenever it believes it is necessary and appropriate.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation awarded by us to our executive officers for the fiscal years ended December 31, 2017 and 2016. Other than the Employment Agreement entered into between the Company and Emmanuel Tsoupanarias, our CEO, we do not have employment agreements with any of our other officers.

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Emmanuel Tsoupanarias	2017	186,000	--	--	--	--	--	--	186,000
CEO and Chairman	2016	150,000	--	--	30,000	--	--	--	180,000

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

Director Compensation

For the year ended December 31, 2017, for their service as directors, each of the directors received $1,250 per month.

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

OUTSTANDING EQUITY AWARDS

Name	Grant Date	Number of Securities Underlying Unexercised Warrants (#) Exercisable	Number of Securities Underlying Unexercised Warrants (#) Unexercisable (1)	Warrant Exercise Price ($)	Warrant Expiration Date

Emmanuel Tsoupanarias, Chairman and CEO	08/5/2011	6,000,000	-	$0.070	08/5/2021

Emmanuel Tsoupanarias, Chairman and CEO	06/30/2014	500,000	-	$0.140	06/30/2024

Frank Georgiou, Director	06/30/2014	500,000	-	$0.140	06/30/2024

Chris Theoharis, Former Director (2)	06/30/2014	500,000	-	$0.140	06/30/2024

Leonard Friedman, Former Director (1)	06/30/2014	500,000	-	$0.140	06/30/2024

Marvin Maslow, Director	06/30/2014	500,000	-	$0.140	06/30/2024

Leonard Friedman, Former Director (1)	06/30/2015	500,000	-	$0.08	06/30/2025

Marvin Maslow, Director	06/30/2015	500,000	-	$0.08	06/30/2025

Saraklis, Inc. (Emmanuel Tsoupanarias)	06/30/2015	500,000	-	$0.08	06/30/2025

Frank Georgiou, Director	06/30/2015	500,000	-	$0.08	06/30/2025

Chris Theoharis, Former Director (2)	06/30/2015	500,000	-	$0.08	06/30/2025

Leonard Friedman, Former Director (1)	06/30/2016	500,000	-	$0.06	06/30/2026

Marvin Maslow, Director	06/30/2016	500,000	-	$0.06	06/30/2026

Saraklis, Inc. (Emmanuel Tsoupanarias)	06/30/2016	500,000	-	$0.06	06/30/2026

Frank Georgiou, Director	06/30/2016	500,000	-	$0.06	06/30/2026

Chris Theoharis, Former Director (2)	06/30/2016	500,000	-	$0.06	06/30/2026

______________

(1)	Mr. Friedman resigned as a director on January 3, 2018.

(2)	Mr. Theoharis resigned as a director on July 10, 2017.

Grant of Plan Based Awards

No plan-based awards were made during the fiscal year ended December 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2018, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned. Share ownership in each case includes shares issuable upon exercise of options exercisable within 60 days of the date of this Annual Report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934 for purposes of computing the percentage of common stock owned by such person but not for purposes of computing the percentage owned by any other person. Unless otherwise indicated, the address of the below-listed persons is our address, The Chrysler Building, 405 Lexington Avenue, 26th Floor, New York, New York 10174.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class (1)

Emmanuel Tsoupanarias (2)	17,700,106	3.3%
Leonard C. Friedman (3)	11,923,641	2.2%
Frank Georgiou (4)	23,937,075	4.5%
Chris Theoharis (4)	5,945,334	1.1%

Marvin Maslow (5)(6)	74,757,545	14.0%
Directors and Executive Officers as a group (5 persons)	134,263,701	27.2%

Total	145,263,701	27.2%

____________

(1)	This tabular information is intended to conform to Rule 13d-3 promulgated under the Securities Exchange Act of 1934 relating to the determination of beneficial ownership of securities. The percent of class is based on 533,781,064 shares and, for each beneficial owner, gives effect to the exercise of warrants or options exercisable within 60 days of the date of this table owned, in each case, by the person or group whose percentage ownership is set forth herein.
(2)	Includes 10,200,106 shares owned by Saraklis Inc. (“Saraklis”), a corporation controlled by Mr. Tsoupanarias, options for Saraklis to purchase 8,000,000 shares.
(3)	Mr. Friedman resigned as a director on January 3, 2018. Includes 2,500,000 shares owned in joint tenancy with his wife, options to purchase 1,500,000 shares.
(4)	Mr. Theoharis resigned as a director on July 10, 2017. Includes options to purchase 1,500,000 shares.
(5)	Includes 28,628,273 shares of Common Stock, options to purchase 26,500,000 shares.
(6)	Includes 105,761 shares of Series D Preferred Stock on an as converted basis. The Series D Preferred Stock has a conversion price of $0.055 and a stated value of $10.00 per share. Each share of Series D Preferred Stock is convertible into such number of shares of common stock of the Company as determined by dividing stated value by the conversion price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by our independent auditors for the fiscal years ended December 31, 2017 and December 31, 2016:

Fee Category	Fiscal 2017	Fiscal 2016

Audit and audit related fees	$45,000	$60,000
Tax fees	-	-
Other fees	-	-
Total fees	$45,000	$60,000

Audit Fees. Consists of aggregate fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance. There were no tax services provided in fiscal years ended December 31, 2017 and 2016.

Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal years ended December 31, 2017 and 2016.

We do not currently have an Audit Committee. Our full Board of Directors considers whether the provision of these services is compatible with maintaining the auditor’s independence, and has determined such services

BOARD OF DIRECTORS POLICY ON PRE-APPROVAL OF SERVICES OF INDEPENDENT AUDITORS

The Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors on a case-by-case basis. These services may include audit services, audit-related services, tax services and other services.

ITEM 15. EXHIBITS

(a) EXHIBITS

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Reorganization (1)
2.2	Agreement and Plan of Merger (1)
3.1	Certificate of Incorporation dated August 1, 1995 (12)
3.2	Certificate of Amendment to Certificate of Incorporation dated January 8, 1998 (12)
3.3	Bylaws (1)
3.4	Certificate of Amendment of Certificate of Incorporation dated January 16, 2001 (12)
3.5	Certificate of Amendment of Certificate of Incorporation dated August 8, 2007 (12)
4.1	Certificate of Designation, Preferences and Rights of Series B Preferred Stock (12)
4.2	Amended Certificate of Designation, Preferences and Rights of Series B Preferred Stock (12)
4.3	Certificate of Designation, Preferences and Rights of Series C Preferred Stock (12)
4.4	Amended Certificate of Designation, Preferences and Rights of Series C Preferred Stock (2)
4.5	Certificate of Designation for the Series D Preferred Stock (14)
10.1	Manhattan Scientifics, Inc. 1998 Stock Option Plan (1)
10.2	Manhattan Scientifics, Inc. 2000 Equity Incentive Plan (5)
10.3	2004 Consultant Stock Plan (6)
10.4	Manhattan Scientifics 2005 Equity Incentive Plan (8)
10.5	Technology Transfer Agreement by and between Carpenter Technology Corporation and Manhattan Scientifics, Inc, effective as of the 12th day of September 2009 (7)
10.6	Acquisition Option Agreement by and among Senior Scientific LLC, Edward R. Flynn, Ph.D., Scientific Nanomedicine, Inc. and Manhattan Scientifics, Inc. (10)
10.7	Stock Purchase Agreement, dated as of June 12, 2008, among Manhattan Scientifics, Inc., Metallicum, Inc., and the shareholders of Metallicum (9)
10.8	Settlement and Memorandum of Agreement among Marvin Maslow, Jack B. Harrod and Manhattan Scientifics, Inc. (9)
10.9	Patent License Agreement Between Los Alamos National Security, LLC and Manhattan Scientifics, Inc. (10)
10.10

Agreement and Plan of Reorganization by and among the Company, Scientific Nanomedicine, Inc., Edward, R. Flynn and Edward R. Flynn and Maureen A. Flynn, as Co-Trustees of the Edward R. Flynn and Maureen A. Flynn Revocable Trust u/t/a dated 10/25/2006. (11)

10.11	Purchase Agreement by and among the Company, Senior Scientific LLC and Edward R. Flynn. (11)
10.12	Consulting Agreement dated June 1, 2011 between Manhattan Scientifics Inc. and V. Gerald Grafe (12)
10.13	Employment Agreement dated March 28, 2013 between Manhattan Scientifics Inc. and Emmanuel Tsoupanarias (12)
10.14	Consulting Agreement between Normandie New Mexico Corp. and Manhattan Scientifics Inc. dated October 1, 2009 (12)
10.15	Amendment to the Consulting Agreement between Normandie New Mexico Corp. and Manhattan Scientifics Inc. dated October 1, 2009 (12)
10.16	Settlement Agreement and Mutual General Releases by and between Manhattan Scientifics, Inc. and Carpenter Technology Corporation dated February 11, 2015 (22)
14.1	Code of Ethics (9)
16.1	Letter from L.L. Bradford & Company, LLC (21)
21.1	List of Subsidiaries (12)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d- 14(a)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS**	XBRL INSTANCE DOCUMENT
EX-101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB**	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
____________

(1) Incorporated by reference to the registrant’s Form 10-SB filed with the Commission on December 8, 1999.

(2) Incorporated by reference to the registrant’s Form 10-QSB filed with the Commission on August 14, 2000 for the period ended June 30, 2000.

(3) Incorporated by reference as Amendment No. 2 to the registrant’s Form 10-SB filed with Commission on February 9, 2000.

(4) Reserved.

(5) Incorporated by reference to the registrant’s proxy statement filed on Schedule 14C filed with the Commission on December 26, 2000.

(6) Incorporated by reference to the registrant’s registration statement filed on Form S-8 filed with the Commission on November 26, 2004.

(7) Incorporated by reference to Amendment No. 2 to the registrant’s Form 10-Q/A for the period ended September 30, 2009 filed with the Commission on October 4, 2010.

(8) Incorporated by reference to the registrant’s registration statement in Form S-8 filed with the Commission on June 8, 2005.

(9) Incorporated by reference to the registrant’s Form 10-K filed with the Commission on April 9, 2010.

(10) Incorporated by reference to the registrant’s Form 10-K/A filed with the Commission on March 25, 2011.

(11) Incorporated by reference to the registrant’s Form 8-K filed with the Commission on June 6, 2011.

(12) Incorporated by reference to the registrant’s Form 10-K filed with the Commission on April 1, 2013.

(13) Incorporated by reference to the registrant’s Form 8-K filed with the Commission on April 9, 2013

(14) Incorporated by reference to the registrant’s Form 8-K filed with the Commission on November 8, 2013

(15) Incorporated by reference to the registrant’s Form 8-K filed with the Commission on January 31, 2014

(16) Incorporated by reference to the registrant’s Form 8-K filed with the Commission on February 12, 2014

(17) Incorporated by reference to the registrant’s Form 8-K filed with the Commission on November 18, 2014

(18) Incorporated by reference to the registrant’s Form 8-K filed with the Commission on December 11, 2014

(19) Incorporated by reference to the registrant’s Form 8-K filed with the Commission on January 5, 2015

(20) Incorporated by reference to the registrant’s Form 8-K filed with the Commission on January 20, 2015

(21) Incorporated by reference to the registrant’s Form 8-K filed with the Commission on February 9, 2015

(22) Incorporated by reference to the registrant’s Form 8-K filed with the Commission on February 19, 2015

(23) Incorporated by reference to the registrant’s Form 8-K filed with the Commission on March 19, 2015

(24) Incorporated by reference to the registrant’s Form 8-K filed with the Commission on April 20, 2015

(25) Incorporated by reference to the registrant’s Form 8-K filed with the Commission on May 7, 2015

(26) Incorporated by reference to the registrant’s Form 8-K filed with the Commission on August 28, 2015

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of April 2018.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on April 16, 2018 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Emmanuel Tsoupanarias	Chief Executive Officer, President, Chairman of the Board
Emmanuel Tsoupanarias	(Principal Executive, Financial and Accounting Officer)

/s/ Frank Georgiou	Director
Frank Georgiou

/s/ Marvin Maslow	Director
Marvin Maslow

