Form 10-Q
period 2018-03-31
MANHATTAN SCIENTIFICS INC
filed 2018-05-15
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal quarter ended March 31, 2018

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

There were 533,781,064 shares outstanding of registrant’s common stock, par value $0.001 per share, as of May 15, 2018.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$65,000	$269,000
Prepaid expenses	7,000	9,000
Total current assets	72,000	278,000

Investments	3,106,000	5,505,000
Property and equipment, net	7,000	8,000
Assets received in settlement agreement	4,857,000	5,030,000
Intellectual property, net	14,000	23,000
Other assets	2,000	2,000
Total assets	$8,058,000	$10,846,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$219,000	$209,000
Accrued expenses — related parties	1,448,000	1,418,000
Total current liabilities	1,667,000	1,627,000

Total liabilities	1,667,000	1,627,000

Mezzanine equity Series D convertible preferred, authorized 105,671 shares, 105,671 and 105,671 shares issued and outstanding, respectively	1,058,000	1,058,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Common, authorized 950,000,000 shares, 533,781,064 and 533,781,064 shares issued, and outstanding, respectively	534,000	534,000
Additional paid-in-capital	67,289,000	67,289,000
Accumulated deficit	(62,490,000)	(59,662,000)
Total stockholders' equity (deficit)	5,333,000	8,161,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,058,000	$10,846,000

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2018	2017
Revenue	$-	$42,000

Operating costs:
Direct cost of revenue	3,000	62,000
General and administrative expenses	395,000	714,000
Research and development	31,000	824,000

Total operating costs and expenses	429,000	1,600,000

Loss from operations before other income and expenses	(429,000)	(1,558,000)

Other income and (expenses):
Gain/(loss) on forgiveness of debt	-	-
(Loss) on fair value adjustment of investments	(2,399,000)	-
Other income	-	-
Gain on deconsolidation of subsidiary	-	-
Interest and other expenses	-	(96,000)

NET INCOME (LOSS) INCLUDING NONCONTROLLABLE INTEREST	(2,828,000)	(1,654,000)

Net (loss) attributable to noncontrolling interest	-	(472,000)

NET (LOSS) ATTRIBUTABLE TO MANHATTAN SCIENTIFICS, INC.	(2,828,000)	(1,182,000)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:

Weighted average number of common shares outstanding (Basic)	534,680,493	533,781,064

Basic income (loss) per common share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding (Diluted)	534,680,493	533,781,064

Diluted income (loss) per common share	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to Manhattan Scientifics, Inc.	$(2,828,000)	$(1,182,000)
Net (loss) attributable to noncontrolling interest	-	(472,000)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	183,000	250,000
Gain on FV of Investments	2,399,000	-
Changes in:
Accounts receivable	-	30,000
Prepaid expenses	2,000	-
Accounts payable and accrued expenses	40,000	237,000

Net cash provided by/(used in) operating activities	(204,000)	(1,137,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(23,000)

Net cash used in investing activities	-	(23,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	-	65,000
Payments on notes payable other	-	(1,935,000)
Proceeds from issuance of common stock	-	4,705,000

Net cash (used in)/provided by financing activities	-	2,835,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	(204,000)	1,675,000
Cash and cash equivalents, beginning of year	269,000	1,068,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$65,000	$2,743,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2017. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

As of March 31, 2018, the Company has cumulative losses totaling $(62,490,000) and negative working capital of $1,595,000. The Company incurred a net loss of $2,828,000 for the three months ended March 31, 2018. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its technology as well as to generate revenues for other services. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(UNAUDITED)

CASH CONCENTRATION:

The Company’s cash accounts are federally insured up to $250,000 for each financial institution we hold our accounts in. As of March 31, 2018 and December 31, 2017, we had cash balances of $0 and $0 exceeding the federally insured limits.

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represented its fair value. The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At March 31, 2018 and December 31, 2017, accumulated amortization was $293,000 and $285,000, respectively. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At March 31, 2018 and December 31, 2017, accumulated amortization was $30,000 and $29,000, respectively. Under the terms of the agreement, the Company is required to pay an annual license fee of $10,000 starting in February 2010 and, may be required to pay royalties, as defined, to the licensors.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(UNAUDITED)

FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of March 31, 2018 and December 31, 2017 because of the relative short term nature of these instruments. At March 31, 2018 and December 31, 2017, the fair value of the Company’s investment and debt approximates carrying value.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(UNAUDITED)

SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2018 to the date these financial statements were issued, and has the following material subsequent events to disclose in these financial statements.

On April 30, 2018, the Company entered into a lease extension for its wholly owned subsidiary for three additional years ending on April 30, 2021. The monthly rent for the next twelve months is $2,420 and the lease may be cancelled with three months written notice before April 30, 2019.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

There are no other recent accounting pronouncements that are expected to have a material impact on the condensed consolidated financial statements.

NOTE 3 – INVESTMENT IN IMAGION BIOSYSTEMS

As of March 31, 2018, the Company owns 64,099,476 shares of Imagion Biosystems (“Imagion”), resulting in a noncontrolling interest of approximately 31% of Imagion’s issued and outstanding common stock. Based upon Imagion’s trading price on March 31, 2018, approximately US$0.048421 per share, the fair value of the Imagion shares was approximately US$3,106,000. During the three months ended March 31, 2018, the Company recorded unrealized losses in its investment of US$2,399,000.

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

On May 31, 2011, we entered into an Agreement and Plan of Reorganization to acquire Senior Scientific. The total purchase price was 21,668,000 restricted shares of our common stock (less 7,667,000 shares previously issued pursuant to an option agreement). As a result of this acquisition, Senior Scientific owned patented technologies that can use biosafe nanoparticles and sensitive magnetic sensors to detect and measure cancer cells in biopsies or in the human body with the potential to transform how cancer is detected and treated. On November 17, 2016, Senior Scientific merged with and into Imagion, a Nevada company. Following the merger, Imagion held all of the liabilities, obligations and assets of Senior Scientific and the Company continued as the sole equity holder of Imagion. On November 29, 2016, the Company announced a plan to have Imagion pursue an IPO and listing on the Australian Stock Exchange (ASX). As of March 31, 2018, Manhattan Scientifics presently owns approximately 31% of the issued and outstanding shares of Imagion, with a fair market value of approximately $3,106,000, based upon the closing price per share of Imagion’s common stock on the Australian Stock Exchange.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THREE MONTHS ENDED MARCH 31, 2017.

REVENUE. The Company did not recognize any revenue in the three months ended March 31, 2018. In comparison, the company recorded $42,000 in revenue earned during the three months ended March 31, 2017.

DIRECT COST OF REVENUE. During the three month period ended March 31, 2018, the Company incurred direct costs of revenue in the amount of $3,000, which consisted primarily of labor and materials. In the comparable period ended March 31, 2017, the Company incurred $62,000 of direct costs of revenue.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day-to-day operating expenses. General and administrative expenses were $395,000 for the three months ended March 31, 2018 compared with $714,000 for the three months ended March 31, 2017. The primary decrease in general and administrative expenses was the result of spin-out of subsidiary, Imagion. In the first quarter of 2017, the subsidiary was consolidated and was deconsolidated in the second quarter of 2017.

RESEARCH AND DEVELOPMENT. Research and Development was $31,000 for the three months ended March 31, 2018 compared with $824,000 for the three months ended March 31, 2017. The decrease in research and development was the result of spin-out of subsidiary, Imagion. In the first quarter of 2017, the subsidiary was consolidated and was deconsolidated in the second quarter of 2017.

OTHER INCOME AND (EXPENSES). Total other expenses for the three months ended March 31, 2018 totaled $2,399,000. This is primarily attributable to the spin-out of Imagion, on which the Company recognized a loss on fair value adjustments of its investment in Imagion in the amount of $2,399,000 during the period. Comparatively, the Company had total other expenses of $96,000 for the three months ended March 31, 2017, composed primarily of interest expense on notes payable.

NET (LOSS). During the three months ended March 31, 2018, the Company incurred a net loss of $2,828,000, compared to a net loss of $1,654,000 for the three months ended March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ equity totaled $5,333,000 on March 31, 2018 and the working capital deficit was $1,595,000 on such date. We had a decrease of $(204,000) in cash and cash equivalents for the three months ended March 31, 2018.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, investor relations services, public relations services, bookkeeping services, consultant services, and rent; and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of March 31, 2018, we had $65,000 in cash. We believe our current cash position is not sufficient to maintain our operations for the next twelve months. Accordingly, we will need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

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

(b) Changes In Internal Control Over Financial Reporting

During the quarter ended March 31, 2018, the Company prepared written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions. There were no other changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2018, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 2018.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Name:	Emmanuel Tsoupanarias
Title:	Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

