Form 10-Q/A
period 2018-06-30
MANHATTAN SCIENTIFICS INC
filed 2018-08-28
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

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

There were 533,781,064 shares outstanding of registrant’s common stock, par value $0.001 per share, as of August 27, 2018.

EXPLANATORY NOTE

After filing, on August 20, 2018, the Company’s Form 10-Q for the second quarter ended June 30, 2018 (the “Quarterly Report”), the Company was informed that it had incorrectly published the Quarterly Report without the auditor review and related adjustments. Our financial statements have thus been modified to recognize the related adjustments and review comments from the independent auditor. Please see Note 5 of the Condensed Consolidated Notes to the Unaudited Financial Statements for more information.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(UNAUDITED)
	(RESTATED)
ASSETS
Current assets:
Cash and cash equivalents	$130,000	$269,000
Prepaid expenses	6,000	9,000
Total current assets	136,000	278,000

Investments	2,132,000	5,505,000
Property and equipment, net	7,000	8,000
Assets received in settlement agreement	3,342,000	5,030,000
Assets held for sale	500,000	-
Intellectual property, net	5,000	23,000
Other assets	2,000	2,000
Total assets	$6,124,000	$10,846,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$251,000	$209,000
Accrued expenses — related parties	1,445,000	1,418,000
Customer deposits	250,000	-
Total current liabilities	1,946,000	1,627,000

Total liabilities	1,946,000	1,627,000

Mezzanine equity Series D convertible preferred, authorized 105,671 shares, 105,671 and 105,671 shares issued and outstanding, respectively	1,058,000	1,058,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Common, authorized 950,000,000 shares, 533,781,064 and 533,781,064 shares issued, and outstanding, respectively	534,000	534,000
Additional paid-in-capital	67,289,000	67,289,000
Accumulated deficit	(64,703,000)	(59,662,000)
Total stockholders' equity (deficit)	3,120,000	8,161,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,124,000	$10,846,000

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(RESTATED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2018	2017	2018	2017

Revenue	$-	$41,000	$-	$83,000

Operating costs:
Direct cost of revenue	4,000	65,000	7,000	127,000
General and administrative expenses	372,000	467,000	767,000	1,181,000
Research and development	21,000	46,000	52,000	870,000
Asset impairment	842,000	-	842,000	-

Total operating costs and expenses	1,239,000	578,000	1,668,000	2,178,000

Loss from operations before other income and expenses	(1,239,000)	(537,000)	(1,668,000)	(2,095,000)

Other income and (expenses):
(Loss) on fair value adjustment of investments	(974,000)	203,000	(3,373,000)	203,000
Gain on deconsolidation of subsidiary	-	8,908,000	-	8,908,000
Loss on forgiveness of debt	-	-	-	-
Interest and other expenses	-	-	-	(96,000)

NET INCOME (LOSS) INCLUDING NONCONTROLLABLE INTEREST	(2,213,000)	8,574,000	(5,041,000)	6,920,000

Net income (loss) attributable to noncontrolling interest	-	472,000	-	-

NET INCOME (LOSS) ATTRIBUTABLE TO MANHATTAN SCIENTIFICS, INC.	(2,213,000)	9,046,000	(5,041,000)	6,920,000

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:

Weighted average number of common shares outstanding (Basic)	533,781,064	533,781,064	533,781,064	533,781,064

Basic income (loss) per common share	$(0.00)	$0.02	$(0.01)	$0.01

Weighted average number of common shares outstanding (Diluted)	533,781,064	530,163,579	533,781,064	581,036,064

Diluted income (loss) per common share	$(0.00)	$0.02	$(0.01)	$0.01

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(RESTATED)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to Manhattan Scientifics, Inc.	$(5,041,000)	$6,920,000
Net income (loss) attributable to noncontrolling interest	-	-
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	365,000	428,000
Asset impairment	842,000	-
Gain on FV of Investments	3,373,000	(203,000)
Gain on deconsolidation of subsidiary	-	(8,908,000)
Changes in:
Accounts receivable	-	30,000
Prepaid expenses	3,000	(3,000)
Accounts payable and accrued expenses	69,000	300,000
Deferred revenue	250,000	(1,000)

Net cash provided by/(used in) operating activities	(139,000)	(1,437,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Reduction of cash due to deconsolidation	-	968,000

Net cash used in investing activities	-	968,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	(139,000)	(469,000)
Cash and cash equivalents, beginning of year	269,000	1,068,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$130,000	$599,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

As of June 30, 2018, the Company has cumulative losses totaling $(64,703,000) and negative working capital of $1,810,000. The Company incurred a net loss of $5,041,000 for the six months ended June 30, 2018. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its technology as well as to generate revenues for other services. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

INCOME TAXES (CONTINUED)

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

NOTE 5 – RESTATEMENT OF FINANCIAL STATEMENTS

During the year end audit for December 31, 2017, the Company’s Board of Directors, after consultation with management, determined that the Company’s financial statements, as included in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017 (the “Fiscal Quarter” or the “Restatement Period”) should no longer be relied upon and should be restated in order to characterize the deconsolidation of certain Imagion Biosystems, Inc. during the second quarter ended June 30, 2017.

Below are adjustments to financial statements for the three and six months ended June 30, 2017:

	Three Months June 30, 2017 (Original			Three Months June 30, 2017 (Restated
	Amount)	(Adjustments)		Amount)

Revenue	$41,000			$41,000

Operating costs:
Direct cost of revenue	-	65,000	(A)	65,000
General and administrative expenses	367,000	100,000	(A)	467,000
Research and development	(658,000)	704,000	(A)(B)	46,000

Total operating costs and expenses	(291,000)			578,000

Loss from operations before other income and expenses	332,000			(537,000)

Other income and (expenses):
Gain from change in accounting treatment of investment	8,758,000	(8,758,000)	(B)	-
Loss attributed to noncontrolling interest	(330,000)	330,000	(B)	-
Gain/(loss) on forgiveness of debt	(6,739,000)	6,739,000	(B)	-
(Loss) on fair value adjustment of investments	-	203,000	(B)	203,000
Gain on deconsolidation of subsidiary	-	8,908,000	(B)	8,908,000
Interest and other expenses	96,000	(96,000)	(B)	-

NET INCOME (LOSS) INCLUDING NONCONTROLLABLE INTEREST	2,117,000			8,574,000

Net (loss) attributable to noncontrolling interest	-	472,000	(B)	472,000

NET INCOME (LOSS) ATTRIBUTABLE TO MANHATTAN SCIENTIFICS, INC.	2,117,000			9,046,000

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:

Weighted average number of common shares outstanding (Basic)	533,781,064			533,781,064

Basic income (loss) per common share	$0.00			$0.02

Weighted average number of common shares outstanding (Diluted)	530,163,579			530,163,579

Diluted income (loss) per common share	$0.00			$0.02

(A) Reclassification from general and admininstrative and research and development to direct cost of revenue
(B) Deconsolidation of Imagion Biosystems, Inc. and recording investment at fair value

	Six Months June 30, 2017 (Original			Six Months June 30, 2017 (Restated
	Amount)	(Adjustments)		Amount)

Revenue	$83,000			$83,000

Operating costs:
Direct cost of revenue	-	127,000	(A)	127,000
General and administrative expenses	1,143,000	38,000	(A)	1,181,000
Research and development	166,000	704,000	(A)(B)	870,000

Total operating costs and expenses	1,309,000			2,178,000

Loss from operations before other income and expenses	(1,226,000)			(2,095,000)

Other income and (expenses):
Gain from change in accounting treatment of investment	8,758,000	(8,758,000)	(B)	-
Loss attributed to noncontrolling interest	(330,000)	330,000	(B)	-
Gain/(loss) on forgiveness of debt	(6,739,000)	6,739,000	(B)	-
(Loss) on fair value adjustment of investments	-	203,000	(B)	203,000
Gain on deconsolidation of subsidiary	-	8,908,000	(B)	8,908,000
Interest and other expenses	-	(96,000)	(B)	(96,000)

NET INCOME (LOSS) INCLUDING NONCONTROLLABLE INTEREST	463,000			6,920,000

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:

Weighted average number of common shares outstanding (Basic)	533,781,064			533,781,064

Basic income (loss) per common share	$0.00			$0.01

Weighted average number of common shares outstanding (Diluted)	581,036,064			581,036,064

Diluted income (loss) per common share	$0.00			$0.01

(A) Reclassification from general and admininstrative and research and development to direct cost of revenue
(B) Deconsolidation of Imagion Biosystems, Inc. and recording investment at fair value

	Six Months			Six Months
	June 30, 2017			June 30, 2017
	(Original			(Restated
	Amount)	(Adjustments)		Amount)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to Manhattan Scientifics, Inc.	$463,000	6,457,000	(A)	$6,920,000
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Stock options issued/vested for services	-	-		-
Depreciation and amortization	428,000	-		428,000
Treasury stock cancelled and returned to authorized	-	-		-
(Gain)/Loss on forgiveness of debt	6,739,000	(6,739,000)	(A)	-
Gain on FV of Investments	-	(203,000)	(A)	(203,000)
Gain on deconsolidation of subsidiary	-	(8,908,000)	(A)	(8,908,000)
Changes in:
Accounts receivable	30,000	-		30,000
Prepaid expenses	(3,000)	-		(3,000)
Accounts payable and accrued expenses	(40,000)	340,000	(A)	300,000
Accrued interest and expenses, related parties	(1,000)	-		(1,000)

Net cash provided by/(used in) operating activities	7,616,000			(1,437,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Adjustment for noncontrolling interest	(8,758,000)	8,758,000	(A)	-
Reduction of assets due to deconsolidation of noncontrolling interest	696,000	(696,000)	(A)	-
Reduction of cash due to deconsolidation	-	968,000	(A)	968,000
Purchase of fixed assets	(23,000)	23,000	(A)	-

Net cash used in investing activities	(8,085,000)			968,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	-	-		-
Payments on notes payable other	-	-		-
Proceeds from issuance of common stock	-	-		-
Repurchase of common stock for treasury	-	-		-

Net cash (used in)/provided by financing activities	-			-

NET INCREASE IN CASH AND CASH EQUIVALENTS	(469,000)			(469,000)
Cash and cash equivalents, beginning of year	1,068,000			1,068,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$599,000			$599,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-			$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt to preferred stock by shareholder	$-			$-
Loss on forgiveness of debt	$-			$-
Gain in change in accounting treatment	$-			$(8,908,000)

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

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day-to-day operating expenses. General and administrative expenses were $372,000 for the three months ended June 30, 2018 compared with $467,000 for the three months ended June 30, 2017. The primary decrease in general and administrative expenses was the result of spin-out of subsidiary, Imagion. In the first quarter of 2017, the subsidiary was consolidated and was deconsolidated in the second quarter of 2017.

RESEARCH AND DEVELOPMENT. Research and Development was $21,000 for the three months ended June 30, 2018 compared with $46,000 for the three months ended June 30, 2017. The decrease in research and development was the result of spin-out of subsidiary, Imagion. In the first quarter of 2017, the subsidiary was consolidated and was deconsolidated in the second quarter of 2017.

OTHER INCOME AND (EXPENSES). Total other expenses for the three months ended June 30, 2018 totaled $974,000. This is primarily attributable to the spin-out of Imagion, on which the Company recognized a loss on fair value adjustments of its investment in Imagion in the amount of $974,000 during the period. Comparatively, the Company had total other income of $9,111,000 for the three months ended June 30, 2017, composed primarily of gain on deconsolidation of Imagion and a loss on the fair value of the shares of Imagion.

NET (LOSS). During the three months ended June 30, 2018, the Company incurred a net loss of $2,213,000, compared to a net income of $9,046,000 for the three months ended June 30, 2017. During the three months ended June 30, 2017, there was net income attributable to noncontrolling interest of $472,000. The reason for this is due to the deconsolidation of Imagion in the second quarter of 2017.

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

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day-to-day operating expenses. General and administrative expenses were $767,000 for the six months ended June 30, 2018 compared with $1,181,000 for the six months ended June 30, 2017. The primary decrease in general and administrative expenses was the result of spin-out of subsidiary, Imagion. In the first quarter of 2017, the subsidiary was consolidated and was deconsolidated in the second quarter of 2017.

RESEARCH AND DEVELOPMENT. Research and development was $52,000 for the six months ended June 30, 2018 compared with $870,000 for the six months ended June 30, 2017. The decrease in research and development was the result of spin-out of subsidiary, Imagion. In the first quarter of 2017, the subsidiary was consolidated and was deconsolidated in the second quarter of 2017.

OTHER INCOME AND (EXPENSES). Total other expenses for the six months ended June 30, 2018 totaled $3,373,000. This is primarily attributable to the spin-out of Imagion, on which the Company recognized a loss on fair value adjustments of its investment in Imagion in the amount of $3,373,000 during the period. Comparatively, the Company had total other income of $9,015,000 for the six months ended June 30, 2017, composed primarily of gain on deconsolidation of Imagion and a loss on the fair value of the shares of Imagion.

NET (LOSS). During the six months ended June 30, 2018, the Company incurred a net loss of $5,041,000, compared to a net income of $6,920,000 for the six months ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ equity totaled $3,120,000 on June 30, 2018 and the working capital deficit was $1,810,000 on such date. We had a decrease of $(139,000) in cash and cash equivalents for the six months ended June 30, 2018.

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

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50

OFF BALANCE SHEET ARRANGEMENTS

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of June 30, 2018 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of August, 2018.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Name:	Emmanuel Tsoupanarias
Title:	Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

