Form 10-Q
period 2018-09-30
MANHATTAN SCIENTIFICS INC
filed 2018-11-19
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal quarter ended September 30, 2018

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

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

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

There were 533,781,064 shares outstanding of registrant’s common stock, par value $0.001 per share, as of November 19, 2018.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$242,000	$269,000
Prepaid expenses	2,000	9,000
Total current assets	244,000	278,000

Investments	2,777,000	5,505,000
Property and equipment, net	7,000	8,000
Assets received in settlement agreement	3,217,000	5,030,000
Intellectual property, net	-	23,000
Other assets	2,000	2,000
Total assets	$6,247,000	$10,846,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$252,000	$209,000
Accrued expenses — related parties	1,493,000	1,418,000
Total current liabilities	1,745,000	1,627,000

Total liabilities	1,745,000	1,627,000

Mezzanine equity Series D convertible preferred, authorized 105,671 shares, 105,671 and 105,671 shares issued and outstanding, respectively	1,058,000	1,058,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Common, authorized 950,000,000 shares, 533,781,064 and 533,781,064 shares issued, and outstanding, respectively	534,000	534,000
Additional paid-in-capital	67,289,000	67,289,000
Accumulated deficit	(64,379,000)	(59,662,000)
Total stockholders' equity (deficit)	3,444,000	8,161,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,247,000	$10,846,000

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2018	2017	2018	2017
		(RESTATED)		(RESTATED)
Revenue	$-	$59,000	$-	$142,000

Operating costs:
General and administrative expenses	322,000	306,000	1,096,000	1,625,000
Research and development	-	-	52,000	859,000
Asset impairment	-	-	842,000	-

Total operating costs and expenses	322,000	306,000	1,990,000	2,484,000

Loss from operations before other income and expenses	(322,000)	(247,000)	(1,990,000)	(2,342,000)

Other income and (expenses):
Gain (loss) on fair value adjustment of investments	646,000	(3,291,000)	(2,727,000)	(3,088,000)
Other income		(95,000)		(95,000)
Gain on deconsolidation of subsidiary	-	-	-	8,908,000
Interest and other expenses	-	96,000	-	-
Total other income and (expenses)	646,000	(3,290,000)	(2,727,000)	(5,725,000)

NET INCOME (LOSS) INCLUDING NONCONTROLLABLE INTEREST	324,000	(3,537,000)	(4,717,000)	3,383,000

Net income (loss) attributable to noncontrolling interest	-	-	-	-

NET INCOME (LOSS) ATTRIBUTABLE TO MANHATTAN SCIENTIFICS, INC.	324,000	(3,537,000)	(4,717,000)	3,383,000

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:

Weighted average number of common shares outstanding (Basic)	533,781,064	533,781,064	533,781,064	533,781,064

Basic income (loss) per common share	$0.00	$(0.01)	$(0.01)	$0.01

Weighted average number of common shares outstanding (Diluted)	581,036,064	533,781,064	533,781,064	581,036,064

Diluted income (loss) per common share	$0.00	$(0.01)	$(0.01)	$0.01

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:		(RESTATED)
Net income (loss) attributable to Manhattan Scientifics, Inc.	$(4,717,000)	$3,383,000
Net income (loss) attributable to noncontrolling interest	-	-
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	496,000	610,000
Asset impairment	842,000	-
Gain on fair value of investments	2,727,000	3,088,000
Gain on deconsolidation of subsidiary	-	(8,908,000)
Changes in:
Decrease in Accounts receivable	-	44,000
Decrease in Prepaid expenses	7,000	-
Increase in Accounts payable and accrued expenses	118,000	207,000

Net cash provided by/(used in) operating activities	(527,000)	(1,576,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of assets	-	(8,000)
Deconsolidation adjustment	-	968,000
Sale of assets	500,000	-

Net cash used in investing activities	500,000	960,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	(27,000)	(616,000)
Cash and cash equivalents, beginning of year	269,000	1,068,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$242,000	$452,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Operating results for the nine-month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

As of September 30, 2018, the Company has cumulative losses totaling $(64,379,000) and negative working capital of $1,501,000. The Company incurred a net loss of $4,717,000 for the nine months ended September 30, 2018. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its technology as well as to generate revenues for other services. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(UNAUDITED)

CASH CONCENTRATION:

The Company’s cash accounts are federally insured up to $250,000 for each financial institution we hold our accounts in. As of September 30, 2018 and December 31, 2017, we had cash balances of $0 and $0 exceeding the federally insured limits.

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represented its fair value. The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At September 30, 2018 and December 31, 2017, accumulated amortization was $305,000 and $285,000, respectively. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At September 30, 2018 and December 31, 2017, accumulated amortization was $33,000 and $29,000, respectively. Under the terms of the agreement, the Company is required to pay an annual license fee of $10,000 starting in February 2010 and, may be required to pay royalties, as defined, to the licensors.

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

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of September 30, 2018 and December 31, 2017 because of the relative short term nature of these instruments.

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

SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2018 to the date these financial statements were issued, and there were no material subsequent events to disclose in these financial statements.

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

NOTE 3 – INVESTMENT IN IMAGION BIOSYSTEMS

As of September 30, 2018, the Company owns 64,099,476 shares of Imagion Biosystems (“Imagion”), resulting in a noncontrolling interest of approximately 31% of Imagion’s issued and outstanding common stock. Based upon Imagion’s trading price on September 30, 2018, approximately US$0.043295 per share, the fair value of the Imagion shares was approximately US$2,775,000. During the nine months ended September 30, 2018, the Company recorded unrealized losses in its investment of US$2,727,000.

NOTE 4 – LEASE AGREEMENT

On April 30, 2018, the Company entered into a lease extension for its wholly owned subsidiary for three additional years ending on April 30, 2021. The monthly rent for the next twelve months is $2,420 and the lease may be cancelled with three months written notice before April 30, 2019. The Company entered into an informal sublease agreement with a third party.

Rent expense for the nine months ended September 30, 2018 was $15,000.

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

Below are adjustments to financial statements for the three and nine months ended September 30, 2017 based on the guidance of ASC 250-10-50-11:

	Three Months			Three Months
	September 30, 2017			September 30, 2017
	(Original			(Corrected
	Amount)	(Adjustments)		Amount)
NET INCOME (LOSS) INCLUDING NONCONTROLLABLE INTEREST	(610,000)	(2,927,000	)(A)	(3,537,000)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:

Weighted average number of common shares outstanding (Basic)	533,781,064			533,781,064

Basic income (loss) per common share	$(0.00)	$0.01		$0.01

Weighted average number of common shares outstanding (Diluted)	533,781,064			533,781,064

Diluted income (loss) per common share	$(0.00)	$0.01		$0.01
_________________

(A)	Deconsolidation of Imagion Boisystems, Inc. and recording investment at fair value.

	Nine Months			Nine Months
	September 30, 2017			September 30, 2017
	(Original			(Corrected
	Amount)	(Adjustments)		Amount)
NET INCOME (LOSS) INCLUDING NONCONTROLLABLE INTEREST	(147,000)	(3,530,000	)(A)	3,383,000

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:

Weighted average number of common shares outstanding (Basic)	533,781,064			533,781,064

Basic income (loss) per common share	$(0.00)	$0.01		$0.01

Weighted average number of common shares outstanding (Diluted)	533,781,064			581,036,064

Diluted income (loss) per common share	$(0.00)	$0.01		$0.01

________________

(A)	Deconsolidation of Imagion Boisystems, Inc. and recording investment at fair value.

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

On May 31, 2011, we entered into an Agreement and Plan of Reorganization to acquire Senior Scientific. The total purchase price was 21,668,000 restricted shares of our common stock (less 7,667,000 shares previously issued pursuant to an option agreement). As a result of this acquisition, Senior Scientific owned patented technologies that can use biosafe nanoparticles and sensitive magnetic sensors to detect and measure cancer cells in biopsies or in the human body with the potential to transform how cancer is detected and treated. On November 17, 2016, Senior Scientific merged with and into Imagion, a Nevada company. Following the merger, Imagion held all of the liabilities, obligations and assets of Senior Scientific and the Company continued as the sole equity holder of Imagion. On November 29, 2016, the Company announced a plan to have Imagion pursue an IPO and listing on the Australian Stock Exchange (ASX). As of September 30, 2018, Manhattan Scientifics presently owns approximately 31% of the issued and outstanding shares of Imagion, with a fair market value of approximately $2,775,000, based upon the closing price per share of Imagion common stock on the Australian Stock Exchange.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2017

REVENUE. The Company recognized $0 revenue in the three months ended September 30, 2018. In comparison, the Company recorded $59,000 of revenue in the three months ended September 30, 2017. The reason for the decline in revenue in 2018 is due to the delayed progress on the current projects for its subsidiary.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day-to-day operating expenses. General and administrative expenses were $322,000 for the three months ended September 30, 2018 compared with $306,000 for the three months ended September 30, 2017. The primary increase in general and administrative expenses was the result of the increase in consulting and legal expenses.

RESEARCH AND DEVELOPMENT. Research and development was $0 for the three months ended September 30, 2018 compared with $0 for the three months ended September 30, 2017. The lack of research and development was the result of spin-out of subsidiary, Imagion. In the first quarter of 2017, the subsidiary was consolidated and was deconsolidated in the second quarter of 2017.

OTHER INCOME AND (EXPENSES). Total other income for the three months ended September 30, 2018 totaled $646,000. This is primarily attributable to the spin-out of Imagion, on which the Company recognized a gain on fair value adjustments of its investment in Imagion in the amount of $646,000 during the period. Comparatively, the Company had total other expense of $3,290,000 for the three months ended September 30, 2017, composed primarily of gain on deconsolidation of Imagion and a loss on the fair value of the shares of Imagion.

NET (LOSS). During the three months ended September 30, 2018, the Company incurred a net income of $324,000, compared to a net loss of $3,537,000 for the three months ended September 30, 2017. The reason for this is due to the deconsolidation of Imagion in the second quarter of 2017.

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2017

REVENUE. The Company recognized $0 revenue in the nine months ended September 30, 2018. In comparison, the Company recorded $142,000 of revenue in the nine months ended September 30, 2017. The reason for the decline in revenue in 2018 is due to the delayed progress on the current projects for its subsidiary.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day-to-day operating expenses. General and administrative expenses were $1,096,000 for the nine months ended September 30, 2018 compared with $1,625,000 for the nine months ended September 30, 2017. The primary decrease in general and administrative expenses was the result of spin-out of subsidiary, Imagion. In the first quarter of 2017, the subsidiary was consolidated and was deconsolidated in the second quarter of 2017.

RESEARCH AND DEVELOPMENT. Research and development was $52,000 for the nine months ended September 30, 2018 compared with $859,000 for the nine months ended September 30, 2017. The decrease in research and development was the result of spin-out of subsidiary, Imagion. In the first quarter of 2017, the subsidiary was consolidated and was deconsolidated in the second quarter of 2017.

ASSET IMPAIRMENT. Asset impairment was $842,000 for the nine months ended September 30, 2018 compared with $0 for the nine months ended September 30, 2017. During 2018, the Company planned to sell a piece of equipment and reclassified it to assets held for sale and recorded impairment to the estimated sales price of the equipment.

OTHER INCOME AND (EXPENSES). Total other expenses for the nine months ended September 30, 2018 totaled $2,727,000. This is primarily attributable to the spin-out of Imagion, on which the Company recognized a loss on fair value adjustments of its investment in Imagion in the amount of $2,727,000 during the period. Comparatively, the Company had total other income of $5,725,000 for the nine months ended September 30, 2017, composed primarily of gain on deconsolidation of Imagion and a loss on the fair value of the shares of Imagion.

NET (LOSS). During the nine months ended September 30, 2018, the Company incurred a net loss of $4,717,000, compared to a net income of $3,383,000 for the nine months ended September 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ equity totaled $3,444,000 on September 30, 2018 and the working capital deficit was $1,501,000 on such date. We had a decrease of $(27,000) in cash and cash equivalents for the nine months ended September 30, 2018.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, investor relations services, public relations services, bookkeeping services, consultant services, and rent; and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of September 30, 2018, we had $242,000 in cash. We believe our current cash position is not sufficient to maintain our operations for the next twelve months. Accordingly, we will need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

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

(b) Changes In Internal Control Over Financial Reporting

During the quarter ended September 30, 2018, the Company prepared written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions. There were no other changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of September 30, 2018, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

_______________

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of November, 2018.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Name:	Emmanuel Tsoupanarias
Title:	Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

