Form 10-K
period 2018-12-31
MANHATTAN SCIENTIFICS INC
filed 2019-04-01
CIK 1099132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2018 was $15,562,407 based upon a closing price of $0.023 on June 30, 2018. For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of March 27, 2019 there were 533,781,064 shares of common stock issued and outstanding.

PART I

Forward Looking Statements

This Form 10-K contains "forward-looking" statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which we may participate, competition within our chosen industry, including competition from much larger competitors, technological advances, the failure by us to successfully develop business relationships. In addition, these forward-looking statements are subject, among other things, to our successful completion of the research and development of our technologies; successful commercialization and mass production of, among other things, the advanced materials, successful protection of our licensed patents; and effective significant industry competition from various entities whose research and development, financial, sales and marketing and other capabilities far exceeds ours. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

COMPANY HISTORY AND OVERVIEW

Manhattan Scientifics, Inc. (the “Company” or “Manhattan Scientifics”), a Delaware corporation, was established on July 31, 1992 and has one operating wholly-owned subsidiary: Metallicum, Inc., (“Metallicum”).  The Company also holds a 19%, noncontrolling interest in Imagion Biosystems, Inc. (f/k/a Senior Scientific LLC) (“Imagion”) (ASX: IBX).

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

In June 2008, we acquired Metallicum and its licensed patented technology. In January 2009, Metallicum was granted an exclusive license by The Los Alamos National Laboratory on patents related to nanostructured metals. In September 2009, we entered into a technology transfer agreement and sale with Carpenter Technology Corporation, (“Carpenter”) wherein Carpenter was to fully develop, manufacture and market a new class of high strength metals. On February 11, 2015, the Company and Carpenter entered into a Settlement Agreement and Mutual Release pursuant to which the parties provided a full release of one another, Carpenter paid the Company $8,000,000, Carpenter transferred to the Company all intellectual and physical property that was part of the original agreement, Carpenter agreed to provide follow-on technical assistance and Carpenter provided a list of all customers and contacts.

On May 31, 2011, we entered into an Agreement and Plan of Reorganization to acquire Senior Scientific. The total purchase price was 21,668,000 restricted shares of our common stock (less 7,667,000 shares previously issued pursuant to an option agreement). As a result of this acquisition, Senior Scientific owned patented technologies that can use biosafe nanoparticles and sensitive magnetic sensors to detect and measure cancer cells in biopsies or in the human body with the potential to transform how cancer is detected and treated. On November 17, 2016, Senior Scientific merged with and into Imagion, a Nevada company. Following the merger, Imagion held all of the liabilities, obligations and assets of Senior Scientific and the Company continued as the sole equity holder of Imagion. On June 30, 2017, Imagion completed its initial public offering and listing on the Australian Stock Exchange (ASX). As of December 31, 2018, the Company owns 64,099,476 shares of Imagion, resulting in a noncontrolling interest of approximately 19% of Imagion’s issued and outstanding common stock. Based upon Imagion’s latest trading price of approximately $0.02 per share, the fair value of the Imagion shares is approximately $1,352,000.

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

CUSTOMERS AND SUPPLIERS

For the years ended December 31, 2018 and 2017, zero and two customers generated all of our revenue. We did not have any significant suppliers.

EMPLOYEES

As of December 31, 2018, we had no full-time employees. We do not expect any significant change in the total number of employees in the near future. Most of our research and development work has been performed by employees of our various research and development independent contractors (see below). We have historically indirectly funded the salaries of these individuals through our contract research and development payments to their employers. Although not technically our employees, we have considered these individuals to be an integral part of our research and development team. None of our employees or contractors is members of any union or collective bargaining organization. We consider our relationships with our employee and our independent contractor employees to be good.

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

ITEM 2. DESCRIPTION OF PROPERTIES

Our principal executive office is at The Chrysler Building, 405 Lexington Avenue, 26th Floor, New York, New York, 10174. We lease approximately 300 square feet of office space on a month-to-month basis. The aggregate annual rent for this office space was $3,000 and $2,000 in 2018 and 2017, respectively.

Since October 2016, we lease an approximately 3,000 square foot office at 331 Corporate Circle, Golden, CO 80401. In April 2018, we renewed the lease for three years and is set to expire in April 2021. The aggregate annual rent for this space is $30,000.

We believe our facilities are adequate for our current and planned business operations.

ITEM 3. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of December 31, 2018, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements other than the litigation described above which was subsequently settled.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are currently trading on the OTCQB operated by www.otcmarkets.com. The following table sets forth for the periods indicated, the high and low per share bid information for our common stock for the fiscal years ended December 31, 2018 and December 31, 2017, as reported by www.otcmarkets.com. Such high and low bid information reflects inter-dealer quotes, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

2018
First Quarter	$0.02	$0.02
Second Quarter	$0.02	$0.02
Third Quarter	$0.02	$0.02
Fourth Quarter	$0.001	$0.001

2017
First Quarter	$0.05	$0.03
Second Quarter	$0.04	$0.02
Third Quarter	$0.04	$0.02
Fourth Quarter	$0.03	$0.02

As of March 27, 2019, there were 533,781,064 shares of common stock of the issuer issued and outstanding and approximately 643 record shareholders.

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

2018 and 2017

During the years ended December 31, 2018 and 2017, we did not sell any unregistered securities.

Securities Authorized for Issuance under Equity Incentive Plans

The 2000 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2000 Plan allows for the issuance of incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2000 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2000 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2000 Plan available for grant at December 31, 2018 was 18,869,763.

In November 2004, our Board of Directors adopted the 2004 Consultant Stock Plan (the "2004 Plan"). The purpose of this 2004 Consultant Stock Plan is to advance our interests by helping us obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock. We reserved 2,000,000 shares of our Common Stock for awards to be made under the 2004 Plan. We filed a registration statement on Form S-8 with the SEC on November 26, 2004 to register the shares underlying the 2004 plan. The 2004 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2004 Plan. The number of shares under the 2004 Plan available for grant at December 31, 2018 was 500,000.

On May 9, 2005, our Board of Directors adopted the 2005 Equity Compensation Plan (the "2005 Plan"). The purpose of this Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success, by offering them an opportunity to participate in the our future performance through awards of Options, the right to purchase Common Stock and Stock Bonuses. We reserved 10,000,000 shares of our Common Stock for awards to be made under the 2005 Plan. The 2005 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee, or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2005 Plan. We filed a registration statement on Form S-8 with the SEC on June 8, 2005 to register the shares underlying the 2005 plan. The number of shares under the 2006 Plan available for grant at December 31, 2018 was -0-.

In January 2015, our Board of Directors adopted the 2015 Incentive Stock Plan (the "2015 Plan"). The purpose of this Plan is to provide incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2015 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2015 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2015 Plan available for grant at December 31, 2018 was 4,000,000.

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2018.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	23,369,763
Total	—	—	23,369,763

A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable
Outstanding as of December 31, 2016	48,805,000			48,805,000
Granted	-	$-	$-	-
Exercised	-	-	-	-
Expired	(26,950,000)	0.018	0.018	(26,950,000)
Outstanding as of December 31, 2017	21,855,000			21,855,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(250,000)	0.07	0.07	(250,000)
Outstanding as of December 31, 2018	21,605,000			21,605,000

Exercise prices and weighted-average contractual lives of 21,605,000 stock options outstanding as of December 31, 2018 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	3,000,000	6.49	$0.05	3,000,000	$0.05
$0.06	6,000,000	6.55	$0.06	6,000,000	$0.06
$0.07	9,000,000	2.38	$0.07	9,000,000	$0.07
$0.08	575,000	1.93	$0.08	575,000	$0.08
$0.14	3,000,000	1.49	$0.14	3,000,000	$0.14
$0.26	30,000	0.95	$0.26	30,000	$0.26

The fair value for options granted were determined using the Black-Scholes option-pricing model.

Warrants:

The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2018.

	Warrants	Weighted average Exercise Price
Outstanding as of December 31, 2016	28,943,182	$0.07
Issued/Vested	-	$-
Cancelled/Expired	-	-
Outstanding as of December 31, 2017	28,943,182	$0.07
Issued/Vested	-	-
Exercised	-	-
Cancelled/Expired	-	-
Outstanding as of December 31, 2018	28,943,182	$0.07

Date	Number of Warrants	Exercise Price	Contractual Life Remaining	Number of Shares Exercisable
April 2012	6,000,000	$0.05	1.8 year	6,000,000
January 2014	909,091	$0.09	0.1 year	909,091
February 2014	9,125,000	$0.08	0.1 years	9,125,000
March 2014	909,091	$0.09	0.2 years	909,091
August 2014	800,000	$0.08	0.7 years	800,000
November 2014	7,500,000	$0.11	0.9 years	7,500,000
March 2015	2,500,000	$0.12	1.2 years	2,500,000
July 2015	300,000	$0.05	1.5 years	300,000
August 2015	300,000	$0.05	1.6 years	300,000
September 2015	300,000	$0.05	1.7 years	300,000
October 2015	300,000	$0.05	1.8 years	300,000
	28,943,182			28,943,182

The fair value for warrants granted were determined using the Black-Scholes option-pricing model.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes appearing elsewhere in this Form 10-K.

OVERVIEW

Manhattan Scientifics, Inc. (the “Company” or “Manhattan Scientifics”), a Delaware corporation, was established on July 31, 1992 and has one operating wholly-owned subsidiary: Metallicum, Inc., (“Metallicum”). The Company also holds a 19%, noncontrolling interest in Imagion Biosystems, Inc. (f/k/a Senior Scientific LLC) (“Imagion”). Manhattan Scientifics is focused on technology transfer and commercialization of these transformative technologies.

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

On May 31, 2011, we entered into an Agreement and Plan of Reorganization to acquire Senior Scientific. The total purchase price was 21,668,000 restricted shares of our common stock (less 7,667,000 shares previously issued pursuant to an option agreement). As a result of this acquisition, Senior Scientific owned patented technologies that can use biosafe nanoparticles and sensitive magnetic sensors to detect and measure cancer cells in biopsies or in the human body with the potential to transform how cancer is detected and treated. On November 17, 2016, Senior Scientific merged with and into Imagion, a Nevada company. Following the merger, Imagion held all of the liabilities, obligations and assets of Senior Scientific and the Company continued as the sole equity holder of Imagion. On June 30, 2017, Imagion completed its initial public offering and listing on the Australian Stock Exchange (ASX). As of December 31, 2018, the Company owns 64,099,476 shares of Imagion, resulting in a noncontrolling interest of approximately 19% of Imagion’s issued and outstanding common stock. Based upon Imagion’s latest trading price of approximately $0.02 per share, the fair value of the Imagion shares is approximately US$1,352,000.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2018 COMPARED TO YEAR ENDED DECEMBER 31, 2017

GROSS PROFIT. In the year ended December 31, 2018, we recorded $0 in revenue compared to $142,000 of revenue recognized for the year ended December 31, 2017. The decrease is attributable to a reduction in Metallicum’s, our wholly-owned subsidiary, revenue received from a joint development agreement.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day-to-day operating expenses. General and administrative expenses were $1,389,000 for the year ended December 31, 2018 compared with $2,056,000 for the year ended December 31, 2017. This decrease in general and administrative expenses is mostly attributable to reduction in business operations in its subsidiary and a decline in the use of consultants.

RESEARCH AND DEVELOPMENT. Research and development expenses consist of consultants and contractors. Research and development expenses were $52,000 for the year ended December 31, 2018 compared with $175,000 for the year ended December 31, 2017. Research and development expenses decreased in research and development over the year was the result reduction in business operations in its subsidiary.

OTHER INCOME AND (EXPENSES). Total other expenses for the year ended December 31, 2018 totaled $6,886,000. This is primarily attributable to the impairment of the fixed assets based on the Company’s impairment analysis. Unrealized gains or losses attributed to changes in the fair market value of the Company’s noncontrolling interest in Imagion is reflected as a component of non-operating income (losses). During the years ended December 31, 2018 and 2017, unrealized losses on fair value adjustments of its noncontrolling interest in Imagion was $(4,150,000) and $(4,117,000).

NET INCOME (LOSS). We incurred a net loss of $(8,334,000) for the year ended December 31, 2018, compared to a net income of $1,546,000 for the year ended December 31, 2017.

LIQUIDITY AND PLAN OF OPERATIONS

Stockholders’ equity totaled $(150,000) on December 31, 2018 and the working capital deficit was $(1,654,000) on such date.

We had a decrease of $(182,000) in cash and cash equivalents for the year ended December 31, 2018, primarily as a result of cash used in our operating activities. For the year ended December 31, 2018, cash used in operating activities was $(682,000). Cash provided by investing activities for the year ended December 31, 2018 totaled $500,000 related to sale of equipment.

We experienced a $799,000 net decrease in cash and cash equivalents for the year ended December 31, 2017, as a result of cash used in the pursuit of our operational objectives. Cash used by operating activities was $8,000, during the year ended December 31, 2017.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, investor relations services, public relations services, bookkeeping services, consultant services, and rent; and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of December 31, 2018, we had $87,000 in cash. We believe our current cash position is not sufficient to maintain our operations for the next twelve months. Unless and until we are able to generate a sufficient amount of revenue, reduce our costs and/or enter a strategic relationship, we expect to finance future cash needs through public and/or private offerings of equity securities and/or debt financings. We do not currently have any committed future funding. To the extent we raise additional capital by issuing equity securities or hybrid convertible debt securities, our stockholders could at that time experience substantial dilution. Any debt financing that we are able to obtain may involve operating covenants that restrict our business.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Manhattan Scientifics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Manhattan Scientifics, Inc. (the “Company”) as of December 31, 2018 and December 31, 2017 and the related statements of operations, stockholders’ (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues, has negative working capital at December 31, 2018, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing

We have served as the Company’s auditor since 2017

Las Vegas, Nevada

March 26, 2019

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AUDITED)

	December 31,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$87,000	$269,000
Prepaid expenses	11,000	9,000
Total current assets	98,000	278,000

Investments	1,354,000	5,505,000
Property and equipment, net	6,000	8,000
Assets received in settlement agreement – see Note 8	-	5,030,000
Assets held for sale	1,200,000	-
Intellectual property, net	-	23,000
Other assets	2,000	2,000
Total assets	$2,660,000	$10,846,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$221,000	$209,000
Accrued expenses — related parties	1,531,000	1,418,000
Note payable to related party	-	-
Total current liabilities	1,752,000	1,627,000

Long-term liabilities:
Convertible notes payable, net	-	-
Total long-term liabilities	-	-
Total liabilities	1,752,000	1,627,000

Mezzanine equity Series D convertible preferred, authorized 105,671 shares, 105,671 and 105,671 shares issued and outstanding, respectively	1,058,000	1,058,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Common, authorized 950,000,000 shares, 533,781,064 shares issued, and outstanding, respectively	534,000	534,000
Additional paid-in-capital	67,289,000	67,289,000
Accumulated deficit	(67,973,000)	(59,662,000)
Total stockholders' equity (deficit)	(150,000)	8,161,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,660,000	$10,846,000

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(AUDITED)

	FOR THE YEARS ENDED
	DECEMBER 31,
	2018	2017

Revenue	$-	$142,000

Operating costs:
Direct cost of revenue	7,000	189,000
General and administrative expenses	1,389,000	2,056,000
Research and development	52,000	175,000

Total operating costs and expenses	1,448,000	2,420,000

Loss from operations before other income and expenses	(1,448,000)	(2,278,000)

Other income and (expenses):
Impairment of asset	(2,736,000)	-
(Loss) on fair value adjustment of investments	(4,150,000)	(4,117,000)
Other income	-	1,000
Gain on deconsolidation of subsidiary	-	7,940,000

NET INCOME (LOSS)	(8,334,000)	1,546,000

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:

Weighted average number of common shares outstanding (Basic)	533,781,064	533,781,064

Basic income (loss) per common share	$(0.02)	$0.00

Weighted average number of common shares outstanding (Diluted)	533,781,064	533,781,064

Diluted income (loss) per common share	$(0.02)	$0.00

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2018 and 2017
(AUDITED)

	Preferred Stock
	$0.001 Par Value		Common Stock		Additional
	Series B		$0.001 Par Value		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance
December 31, 2016	49,999	-	533,781,064	534,000	63,527,000	-	(61,338,000)	2,723,000

Prior priod adjustment							130,000	130,000

Deconsolidation					3,762,000			3,762,000

Net income							1,546,000	1,546,000

Balance
December 31, 2017	49,999	-	533,781,064	534,000	67,289,000	-	(59,662,000)	8,161,000

Prior priod adjustment							23,000	23,000

Net loss							(8,334,000)	(8,334,000)

Balance
December 31, 2018	49,999	-	533,781,064	534,000	67,289,000	-	(67,973,000)	(150,000)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)

	FOR THE YEARS ENDED
	DECEMBER 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to Manhattan Scientifics, Inc.	$(8,334,000)	$1,546,000
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	622,000	857,000
Impairment of asset	2,736,000	-
Loss on fair value adjustment of investments	4,150,000	4,117,000
Gain on deconsolidation of subsidiary	-	(7,940,000)
Changes in:
Accounts receivable	-	44,000
Prepaid expenses	(2,000)	(9,000)
Accounts payable and accrued expenses	33,000	38,000
Accrued interest and expenses, related parties	113,000	556,000

Net cash provided by/(used in) operating activities	(682,000)	(791,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(8,000)
Sale of fixed assets	500,000	-

Net cash used in investing activities	500,000	(8,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash (used in)/provided by financing activities	-	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	(182,000)	(799,000)
Cash and cash equivalents, beginning of year	269,000	1,068,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$87,000	$269,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt to preferred stock by shareholder	$-	$-
Loss on forgiveness of debt	$-	$-
Gain in change in accounting treatment	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2018 AND 2017 (AUDITED)

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2018 AND 2017 (AUDITED)

On November 17, 2016, Senior Scientific merged with and into Imagion Biosystems, Inc., a Nevada corporation (“Imagion”). Following the merger, Imagion held all of the liabilities, obligations and assets of Senior Scientific and the Company continued as the sole equity holder of Imagion. On June 30, 2017, Imagion completed an IPO and listing on the Australian Stock Exchange (ASX). As of December 31, 2018 and 2017, the Company owns 64,099,476 shares of Imagion, resulting in a noncontrolling interest of approximately 19% of Imagion’s issued and outstanding common stock. The Company elected to record the investment at fair value.

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

GOING CONCERN:

As of December 31, 2018 the Company has cumulative losses totaling $(67,973,000) and negative working capital of $1,654,000. The Company had a net loss of $8,334,000 for the year ended December 31, 2018. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its technology as well as to generate revenues for other services. The Company is also contemplating the spin-off of one of its subsidiaries. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2018 AND 2017 (AUDITED)

CASH CONCENTRATION:

The Company’s cash accounts are fully insured up to $250,000. As of December 31, 2018 and 2017, the Company had cash accounts exceeding insured amount totaling $0 and $0, respectively.

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

During the year ended December 31, 2018, the Company recorded impairment of $2,736,000 based on their analysis.

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represented its fair value. The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At December 31, 2018 and 2017, accumulated amortization was $305,000 and $285,000, respectively. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At December 31, 2018 and 2017, accumulated amortization was $33,000 and $29,000, respectively. Under the terms of the agreement, the Company is required to pay an annual license fee of $10,000 starting in February 2010 and, may be required to pay royalties, as defined, to the licensors.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2018 AND 2017 (AUDITED)

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

BASIC AND DILUTED LOSS PER SHARE

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of December 31, 2018 and 2017, 50,798,182 and 50,798,182 dilutive shares were excluded from the calculation of diluted loss per common share.

RESEARCH AND DEVELOPMENT:

Research and development costs are expensed as incurred and amounted to $52,000 and $175,000 for the years ended December 31, 2018 and 2017.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2018 AND 2017 (AUDITED)

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

The fair value of the Company’s debt as of December 31, 2018 and 2017 approximated their fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of December 31, 2018 and 2017 because of the relative short term nature of these instruments. At December 31, 2018 and 2017, the fair value of the Company’s debt approximates carrying value.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2018 AND 2017 (AUDITED)

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – INVESTMENT IN IMAGION BIOSYSTEMS

As of December 31, 2017, the Company owns 64,099,476 shares of Imagion Biosystems (“Imagion”), resulting in a noncontrolling interest of approximately 31% of Imagion’s issued and outstanding common stock. As of December 31, 2018, the Company holds approximately 19% of Imagion’s total issued and outstanding common stock. Based upon Imagion’s trading price on December 31, 2018, approximately US$0.021097 per share, the fair value of the Imagion shares was approximately US$1,352,000. During the year ended December 31, 2018, the Company recorded unrealized losses in its investment of US$4,150,000.

NOTE 4 – CAPITAL TRANSACTIONS

Preferred Stock

The Company has a total of 1,000,000 shares of authorized preferred shares which are segregated into four classes of preferred stock.

The Company has 182,525 authorized shares of convertible, redeemable, 10 percent cumulative, Class A, Preferred Stock with $0.001 par value. One Class A, Preferred share is convertible into 50 restricted common shares and will be entitled to the number of votes equal to the number of shares of common stock into which such holder’s shares of Series A Preferred stock could be converted at the time of the vote. Class A, Preferred Stock is redeemable by the Company at $15 per share. Upon liquidation the holders of Series A Preferred stock will be entitled to be paid out of the assets available for distribution of the corporation an amount equal to $10 per share, before any payment will be made to the common shareholders. As of December 31, 2018 and 2017, no shares of Preferred Stock were issued and outstanding.

The Company has 250,000 authorized shares of Class B, Preferred Stock with $0.001 par value. As of December 31, 2018 and 2017, 49,999 shares of Preferred Stock were issued and outstanding. Class B preferred shares are convertible at a rate of 1 Series B preferred share to 10 common shares.

The Company has 14,000 authorized shares of redeemable, convertible, Class C, Preferred Stock with $100 stated value. Class C, Preferred Stock is not entitled to receive dividends unless dividends are paid on common stock. Upon liquidation Class C, Preferred Stock shall be treated as if it were converted to common stock prior to liquidation. Class C, Preferred Stock is convertible at $100 divided by the 10 day average closing price of common stock. The Class C, Preferred Stock is redeemable by the Company at the stated value. As of December 31, 2018 and 2017, no shares of Preferred Stock were issued and outstanding.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2018 AND 2017 (AUDITED)

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

The Company has 447,804 and 447,804 undesignated blank check preferred stock, $0.001 par value, authorized as of December 31, 2018 and 2017. The preferred shares are to be issued in such series and to have such rights, preferences, and designation as determine by the Board of Directors of the Company.

Common Stock

The Company has a total of 950,000,000 shares of authorized common shares. As of December 31, 2018 and 2017, 533,781,064 and 533,781,064 shares of common stock were issued and outstanding, respectively.

Stock activity during 2018 and 2017

The Company did not issue and shares of common stock during the years ended December 31, 2018 and 2017.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2018 AND 2017 (AUDITED)

The 2000 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2000 Plan allows for the issuance of incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2000 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2000 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2000 Plan available for grant at December 31, 2018 and 2017 was 18,869,763 and 18,869,763.

In November 2004, the Company’s Board of Directors adopted the 2004 Consultant Stock Plan (the "2004 Plan"). The purpose of this 2004 Consultant Stock Plan is to advance the Company’s interests by helping the Company obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock. The Company reserved 2,000,000 shares of Common Stock for awards to be made under the 2004 Plan. A registration statement on Form S-8 was filed with the SEC on November 26, 2004 to register the shares underlying the 2004 plan. The 2004 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2004 Plan. The number of shares under the 2004 Plan available for grant at December 31, 2018 and 2017 was 500,000.

On May 9, 2005, the Company’s Board of Directors adopted the 2005 Equity Compensation Plan (the "2005 Plan"). The purpose of this Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success, by offering them an opportunity to participate in the Company’s future performance through awards of Options, the right to purchase Common Stock and Stock Bonuses. The Company reserved 10,000,000 shares of Common Stock for awards to be made under the 2005 Plan. The 2005 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2005 Plan. A registration statement on Form S-8 was filed with the SEC on June 8, 2005 to register the shares underlying the 2005 plan. The number of shares under the 2005 Plan available for grant at December 31, 2018 and 2017 was -0-.

In January 2015, our Board of Directors adopted the 2015 Incentive Stock Plan (the "2015 Plan"). The purpose of this Plan is to provide incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2015 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2015 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2015 Plan available for grant at December 31, 2018 and 2017 was 4,000,000.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2018 AND 2017 (AUDITED)

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2018, the most recently completed fiscal year.

At December 31, 2018, the 21,605,000 outstanding options had an aggregate intrinsic value of $1,580,070.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	23,369,763
Total	—	—	23,369,763

A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable
Outstanding as of December 31, 2016	48,805,000			48,805,000
Granted	-	$-	$-	-
Exercised	-	-	-	-
Expired	(26,950,000)	0.018	0.018	(26,950,000)
Outstanding as of December 31, 2017	21,855,000			21,855,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(250,000)	0.07	0.07	(250,000)
Outstanding as of December 31, 2018	21,605,000			21,605,000

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2018 AND 2017 (AUDITED)

Exercise prices and weighted-average contractual lives of 21,605,000 stock options outstanding as of December 31, 2018 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	3,000,000	6.49	$0.05	3,000,000	$0.05
$0.06	6,000,000	6.55	$0.06	6,000,000	$0.06
$0.07	9,000,000	2.38	$0.07	9,000,000	$0.07
$0.08	575,000	1.93	$0.08	575,000	$0.08
$0.14	3,000,000	5.49	$0.14	3,000,000	$0.14
$0.26	30,000	0.95	$0.26	30,000	$0.26

The fair value for options granted were determined using the Black-Scholes option-pricing model.

Warrants:

The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2018.

	Warrants	Weighted average Exercise Price
Outstanding as of December 31, 2016	28,943,182	$0.07
Issued/Vested	-	$-
Cancelled/Expired	-	-
Outstanding as of December 31, 2017	28,943,182	$0.07
Issued/Vested	-	-
Exercised	-	-
Cancelled/Expired	-	-
Outstanding as of December 31, 2018	28,943,182	$0.07

Date	Number of Warrants	Exercise Price	Contractual Life Remaining	Number of Shares Exercisable
April 2012	6,000,000	$0.05	1.8 year	6,000,000
January 2014	909,091	$0.09	0.1 year	909,091
February 2014	9,125,000	$0.08	0.1 years	9,125,000
March 2014	909,091	$0.09	0.2 years	909,091
August 2014	800,000	$0.08	0.7 years	800,000
November 2014	7,500,000	$0.11	0.9 years	7,500,000
March 2015	2,500,000	$0.12	1.2 years	2,500,000
July 2015	300,000	$0.05	1.5 years	300,000
August 2015	300,000	$0.05	1.6 years	300,000
September 2015	300,000	$0.05	1.7 years	300,000
October 2015	300,000	$0.05	1.8 years	300,000
	28,943,182			28,943,182

The fair value for warrants granted were determined using the Black-Scholes option-pricing model.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2018 AND 2017 (AUDITED)

NOTE 5 – INCOME TAXES

The provision for income taxes on the statements of operations consists of $-0- and $-0- for the years ended December 31, 2018 and 2017, respectively. Deferred tax assets are comprised of the following at December 31:

	2018	2017
Net operating loss carryforward	$13,280,000	$9,946,000
Temporary differences	6,988,000	6,988,000
Less valuation allowance	(20,268,000)	(16,934,000)
Deferred tax asset, net	-	-

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. At December 31, 2018 and 2017, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2018 and 2017, net operating loss carryforwards were approximately $50,135,000 and $41,801,000, respectively, for federal tax purposes that expire at various dates through 2031 and for state tax purposes expire through 2025.

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state regulations. The annual limitation may result in the expiration of substantial net operating loss carryforwards before utilization.

For December 31, 2018 and 2017, the provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (40% in 2018 and 2017) to income taxes as follows:

	2018	2017
Tax benefit computed at 40%	$-	$(300,000)
Change in valuation allowance	3,334,000	618,000
Change in carryovers and tax attributes	(3,334,000)	(318,000)
Income tax provision	-	-

NOTE 6 – COMMITMENTS

Operating Leases

Our principal executive office is at The Chrysler Building, 405 Lexington Avenue, 26th Floor, New York, New York, 10174. We lease approximately 300 square feet of office space on a month-to-month basis. The aggregate annual rent for this office space was $3,000 and $2,000 in 2018 and 2017, respectively.

In April 2018, we lease an approximately 3,000 square foot office at 331 Corporate Circle, Golden, CO 80401. The lease is for three year and is set to expire in April 30th 2021. The average aggregate annual rent for this space is $29,920. The Company entered into an informal sublease agreement with a third party.

Litigation

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of December 31, 2018 and 2017, the Company was not party to any material litigation, claims or suit whose outcome could have material effect to the financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2018 AND 2017 (AUDITED)

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

Institut Straumann AG

In January 2013, the Company entered into a licensing agreement with a party granting certain licensing rights to the Company's nanostructured metal technology. Pursuant to the party is obligated to pay the Company in accordance with the following schedule: $180,000 during January 2013; $30,000 by June 1, 2013; $30,000 by December 31, 2013; $30,000 by December 1, 2014; and $30,000 upon commercial launch by the party or the latest December 1, 2015, which final payment has not been received. For the years ended December 31, 2018 and 2017, the Company recorded the receipt of $0 as revenue.

In November 2015, the Company entered into a Material Transfer Agreement with a party in the dental implant business, whereby the Company will apply its technology for use in sample materials the party provided to MSI. Pursuant to the Agreement, party is obligated to pay MSI in accordance with the following schedule: $30,000 within 7 days of execution of the Agreement; $14,000 within 7 days of delivery of the Material from the first iteration; and the final $14,000 within 7 days of delivery of the Material from the second iteration. Through the years ended December 31, 2018 and 2017, MSI earned $0 and $0, respectively, and recorded such amount as revenue.

NOTE 7 – DECONSOLIDATION OF IMAGION BIOSYSTEMS

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

The Company elected to record its investment in Imagion at fair value based on the trading price in the Australian stock market. The investments are re-measured at the end of each quarter based on the trading price and converted from AUD to USD. Unrealized gains or losses attributed to changes in the fair market value of the Company’s noncontrolling interest in Imagion are reflected as a component of other income (expenses). During the year ended December 31, 2018 and 2017, unrealized losses attributable to the investment in Imagion was $4,117,000 and $0, respectively.

	AUD	Conversion Rate	USD
Total Assets	$5,187,459	0.703220	$3,647,925
Total Liabilities	1,318,231	0.703220	927,006
Total Equity	3,869,228	0.703220	2,720,919
Net Loss	(8,752,010)	0.703220	(6,154,588)

As of December 31, 2018, the summary of financial information of Imagion is listed below.

NOTE 8 – SUBSEQUENT EVENTS

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication. and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as or December 31, 2018:

Resources: As of December 31, 2018, we had no full-time employees in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

ITEM 9B. OTHER INFORMATION

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages and biographical information of each of our directors and executive officers as of March 27, 2019 are set forth below. There are no existing family relationships between or among any of our executive officers or directors.

NAME	AGE	POSITION

Emmanuel Tsoupanarias	66	President and Chief Executive Officer, Director
Frank Georgiou	68	Director
Marvin Maslow	81	Chairman of the Board

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

EMMANUEL TSOUPANARIAS has served as our chief executive officer and director since November 1, 2007. Mr. Tsoupanarias is the president, founder and editor of FuelCellsWorks.com, a weekly trade publication that has become the voice of the fuel cell industry. He is internationally recognized as an expert in fuel cell development. Prior to his tenure at FuelCellsWorks.com, Mr. Tsoupanarias was an executive in the power generation manufacturing sector. From 1992 to 2007 Mr. Tsoupanarias has served as a Project Manager in the power generation sector and from 2000 has served as a consultant in the fuel cell industry. His technical and engineering background and his 11-year tenure as the Company’s CEO qualify him for the Company’s Board.

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

SECCTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2018, we believe that our executive officers, directors and ten percent stockholders complied with all reporting requirements applicable to them.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation awarded by us to our executive officers for the fiscal years ended December 31, 2018 and 2017. Other than the Employment Agreement entered into between the Company and Emmanuel Tsoupanarias, our CEO, we do not have employment agreements with any of our other officers.

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Emmanuel Tsoupanarias	2018	186,000	--	--	--	--	--	--	186,000
CEO and Director	2017	186,000	--	--	--	--	--	--	186,000

Prior to entering an Employment Agreement with the Company on March 28, 2013, Mr. Emmanuel Tsoupanarias, our Chief Executive Officer, did not have an employment agreement. His salary, was originally set at $100,000, was set by the Board of Directors in 2007. On March 28, 2013, the Company entered into an Employment Agreement with Emmanuel Tsoupanarias, our CEO. The agreement is for a term of five years and Mr. Tsoupanarias shall receive an annual salary of $150,000 per year and additional cash incentive consideration as determined by the Board. Effective January 1, 2015, the Company renewed the agreement for a period of ten years with automatic extensions for one-year periods thereafter. His salary remains at $150,000. In the event the employment agreement is terminated by the Company without cause, then the Mr. Tsoupanarias shall receive 50% of the base salary remaining on the term and all options and other securities he would have been entitled to for an additional three months shall vest.

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

Director Compensation

For the year ended December 31, 2018, for their service as directors, each of the directors received $1,250 per quarter.

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

OUTSTANDING EQUITY AWARDS

Name	Grant Date	Number of Securities Underlying Unexercised Warrants (#) Exercisable	Number of Securities Underlying Unexercised Warrants (#) Unexercisable (1)	Warrant Exercise Price ($)	Warrant Expiration Date

Emmanuel Tsoupanarias, Director and CEO	08/5/2011	6,000,000	-	$0.070	08/5/2021

Emmanuel Tsoupanarias, Director and CEO	06/30/2014	500,000	-	$0.140	06/30/2024

Frank Georgiou, Director	06/30/2014	500,000	-	$0.140	06/30/2024

Chris Theoharis, Former Director (2)	06/30/2014	500,000	-	$0.140	06/30/2024

Leonard Friedman, Former Director (1)	06/30/2014	500,000	-	$0.140	06/30/2024

Marvin Maslow, Chairman of the Board	06/30/2014	500,000	-	$0.140	06/30/2024

Leonard Friedman, Former Director (1)	06/30/2015	500,000	-	$0.08	06/30/2025

Marvin Maslow, Chairman of the Board	06/30/2015	500,000	-	$0.08	06/30/2025

Saraklis, Inc. (Emmanuel Tsoupanarias)	06/30/2015	500,000	-	$0.08	06/30/2025

Frank Georgiou, Director	06/30/2015	500,000	-	$0.08	06/30/2025

Chris Theoharis, Former Director (2)	06/30/2015	500,000	-	$0.08	06/30/2025

Leonard Friedman, Former Director (1)	06/30/2016	500,000	-	$0.06	06/30/2026

Marvin Maslow, Chairman of the Board	06/30/2016	500,000	-	$0.06	06/30/2026

Saraklis, Inc. (Emmanuel Tsoupanarias)	06/30/2016	500,000	-	$0.06	06/30/2026

Frank Georgiou, Director	06/30/2016	500,000	-	$0.06	06/30/2026

Chris Theoharis, Former Director (2)	06/30/2016	500,000	-	$0.06	06/30/2026
___________

(1)	Mr. Friedman resigned as a director on January 3, 2018.
(2)	Mr. Theoharis resigned as a director on July 10, 2017.

Grant of Plan Based Awards

No plan-based awards were made during the fiscal year ended December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 27, 2019, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned. Share ownership in each case includes shares issuable upon exercise of options exercisable within 60 days of the date of this Annual Report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934 for purposes of computing the percentage of common stock owned by such person but not for purposes of computing the percentage owned by any other person. Unless otherwise indicated, the address of the below-listed persons is our address, The Chrysler Building, 405 Lexington Avenue, 26th Floor, New York, New York 10174.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by our independent auditors for the fiscal years ended December 31, 2018 and December 31, 2017:

Fee Category	Fiscal 2018	Fiscal 2017

Audit and audit related fees	$39,000	$45,000
Tax fees	-	-
Other fees	-	-
Total fees	$45,000	$60,000

Audit Fees. Consists of aggregate fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance. There were no tax services provided in fiscal years ended December 31, 2018 and 2017.

Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal years ended December 31, 2018 and 2017.

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

____________

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Item 16. Form 10-K Summary.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March 2019.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on March 29, 2019 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Emmanuel Tsoupanarias	Chief Executive Officer, President, Director
Emmanuel Tsoupanarias	(Principal Executive, Financial and Accounting Officer)

/s/ Frank Georgiou	Director
Frank Georgiou

/s/ Marvin Maslow	Chairman of the Board
Marvin Maslow

