Form 10-Q
period 2019-03-31
MANHATTAN SCIENTIFICS INC
filed 2019-05-20
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal quarter ended March 31, 2019

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

There were 533,781,064 shares outstanding of registrant’s common stock, par value $0.001 per share, as of May 20, 2019.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash	$36,000	$87,000
Prepaid expenses	17,000	11,000
Total current assets	53,000	98,000

Investment in equity securities	1,140,000	1,354,000
Property and equipment, net	7,000	6,000
Assets held for sale	1,200,000	1,200,000
Other assets	2,000	2,000
Total assets	$2,402,000	$2,660,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$257,000	$221,000
Accrued expenses — related parties	1,613,000	1,531,000
Note payable	50,000	-
Deposit for asset sale	10,000	-
Total current liabilities	1,930,000	1,752,000

Long-term liabilities:
Total long-term liabilities	-	-
Total liabilities	1,930,000	1,752,000

Series D convertible preferred mandatory redeemable, authorized 105,671 shares, 105,671 and 105,671 shares issued and outstanding, respectively	1,058,000	1,058,000

STOCKHOLDERS’ DEFICIT
Capital stock $.001 par value
Preferred, authorized 447,804 shares, 0 and 0 shares issued, and outstanding, respectively	-	-
Class A Convertible Preferred, authorized 182,525, 0 and 0 shares issued and outstanding, respectively	-	-
Class B Convertible Preferred, authorized 250,000, 49,999 and 49,999 shares issued and outstanding, respectively	-	-
Class C Redeemable Convertible Preferred, authorized 14,000, 0 and 0 shares issued and outstanding, respectively	-	-
Common, authorized 950,000,000 shares, 533,781,064 shares issued, and outstanding, respectively	534,000	534,000
Additional paid-in-capital	67,289,000	67,289,000
Accumulated deficit	(68,409,000)	(67,973,000)
Total stockholders' deficit	(586,000)	(150,000)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$2,402,000	$2,660,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2019	2018

Revenue	$-	$-

Operating costs:
Direct cost of revenue	-	3,000
General and administrative expenses	220,000	395,000
Research and development	1,000	31,000

Total operating costs and expenses	221,000	429,000

Loss from operations before other income and expenses	(221,000)	(429,000)

Other income and (expenses):
(Loss) on fair value adjustment of investments	(215,000)	(2,399,000)

NET LOSS	(436,000)	(2,828,000)

BASIC AND DILUTED LOSS PER COMMON SHARE:

Weighted average number of common shares outstanding (Basic)	533,781,064	533,781,064

Basic loss per common share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding (Diluted)	533,781,064	533,781,064

Diluted loss per common share	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Three Months Ended March 31, 2019
(unaudited)

	Preferred Stock $0.001 Par Value		Common Stock		Additional
	Series B		$0.001 Par Value		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance
December 31, 2018	49,999	-	533,781,064	534,000	67,289,000	-	(67,973,000)	(150,000)

Net loss							(436,000)	(436,000)

Balance
March 31, 2019	49,999	-	533,781,064	534,000	67,289,000	-	(68,409,000)	(586,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Three Months Ended March 31, 2018
(unaudited)

	Preferred Stock $0.001 Par Value		Common Stock		Additional
	Series B		$0.001 Par Value		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance
December 31, 2017	49,999	-	533,781,064	534,000	67,289,000	-	(59,662,000)	8,161,000

Net loss							(2,828,000)	(2,828,000)

Balance
March 31, 2018	49,999	-	533,781,064	534,000	67,289,000	-	(62,490,000)	5,333,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(436,000)	$(2,828,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,000	183,000
Loss on fair value adjustment of investments	215,000	2,399,000
Changes in:
Prepaid expenses	(6,000)	2,000
Accounts payable and accrued expenses	117,000	40,000
Deposit for asset sale	10,000	-

Net cash used in operating activities	(99,000)	(204,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(2,000)	-

Net cash used in investing activities	(2,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	50,000	-

Net cash provided by financing activities	50,000	-

NET DECREASE IN CASH	(51,000)	(204,000)
CASH, BEGINNING OF PERIOD	87,000	269,000

CASH, END OF PERIOD	$36,000	$65,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2018, filed on March 29, 2019. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

As of March 31, 2019, the Company has cumulative losses totaling $68,409,000 and negative working capital of $1,877,000. The Company incurred a net loss of $436,000 for the three months ended March 31, 2019. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its technology as well as to generate revenues for other services.  There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(UNAUDITED)

CASH CONCENTRATION:

The Company’s cash accounts are federally insured up to $250,000 for each financial institution we hold our accounts in. As of March 31, 2019 and December 31, 2018, we had cash balances of $0 and $0 exceeding the federally insured limits.

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represented its fair value. The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At March 31, 2019 and December 31, 2018, accumulated amortization was $305,000 and $285,000, respectively. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At March 31, 2019 and December 31, 2018, accumulated amortization was $33,000 and $33,000, respectively. Beginning in 2010, the Company was required to pay an annual license fee of $10,000 and may be required to pay royalties, as defined, to the licensors.

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

Subsequent to March 31, 2019, the Company sold the assets held for sale that were presented on the balance sheet as of March 31, 2019.  (See Note 5)

REVENUE RECOGNITION:

The Company recognizes revenue in accordance with generally accepted accounting principles as outlined in the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue From Contracts with Customers, which consists of five steps to evaluating contracts with customers for revenue recognition: (i) identify the contract with the customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfied a performance obligation.

Revenue recognition occurs at the time we satisfy a performance obligation to our customers, when control transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. We only record revenue when collectability is reasonably assured.

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

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of March 31, 2019 and December 31, 2018 because of the relative short term nature of these instruments.

During the year ended December 31, 2017, the Company elected fair value option for its investment in Imagion Biosystems, Inc. a Nevada company (“Imagion”) based on triggering event of dilution of ownership, which lead to the deconsolidation of Imagion. Investments in Imagion are measured at fair value as opposed to equity method based on ASC 825-10. The guidance allows entities to elect to measure certain financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value. Investments over which an investor has the ability to exercise significant influence are eligible for the fair value option as they represent recognized financial assets. When the fair value option is elected for an instrument, all subsequent changes in fair value for that instrument are reported in earnings.

As of March 31, 2019, the Company holds approximately 19% of the total issued and outstanding shares of Imagion and is reported under fair value method under ASC 320. Management determined that it was appropriate to carry its investment in Imagion at fair value because the investment is traded on the Australian stock exchange and has daily trading activity and is a better indicator of value. The investments are re-measured at the end of each quarter based on the trading price and converted from AUD to USD. Any change in the value is reported on the income statement as an unrealized gain or loss.

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

BASIC AND DILUTED LOSS PER SHARE

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of March 31, 2019 and 2018, 50,798,182 and 50,798,182 dilutive shares were excluded from the calculation of diluted loss per common share.

LEASES

The Company leases a facility with terms of month to month for its headquarters and has a lease on a facility through April 2021. The lease may be cancelled at any time with three months written notice before April 2020 and 2021, the anniversary dates of the lease. The Company has evaluated and has no impact on the financial statements as under the practical expedient the leases consist of terms less then one year, and therefore is not required to capitalize the lease.

The Company entered into an informal sublease agreement with a third party while the third party is working on transferring the lease with the landlord. The sublease income was not significant for any of the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a potential impact on the Company’s results of operations, financial position or cash flow.

Leases:  In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The Company adopted Topic ASC 842 using the effective date of January 1, 2019 as the date of our initial application of the standard. Consequently, financial information for the comparative periods will not be updated.

Stock Based Compensation:  In June 2018, FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718),Improvements to Nonemployee Share Based Payment Accounting.  The amendments in this Update expand the scope of stock compensation to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance in this Update does not apply to transactions involving equity instruments granted to a lender or investor that provides financing to the issuer. The guidance is effective for fiscal years beginning after December 31, 2018 including interim periods within the fiscal year. The Company adopted with an effective date of January 1, 2019.

There are no other recent accounting pronouncements that are expected to have a material impact on the condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – INVESTMENT IN IMAGION BIOSYSTEMS

As of March 31, 2019, the Company owns 64,099,476 shares of Imagion Biosystems (“Imagion”), resulting in a noncontrolling interest of Imagion’s issued and outstanding common stock. Initially, the Company held approximately 31% of Imagion’s total issued and outstanding common stock and was later was decreased to approximately 19%.  Based upon Imagion’s trading price on March 31, 2019, approximately US$0.017739 per share, the fair value of the Imagion shares was approximately US$1,137,000.  During the three months ended March 31, 2019, the Company recorded unrealized losses in its investment of $215,000.

NOTE 4 – NOTES PAYABLE

On March 11, 2019, the Company received a loan for $50,000 and entered into a promissory note and security agreement with a third party.  The loan is secured with ECAP-C machines.  The due date of the loan is the earlier of April 30, 2019 or the closing of the transaction with the third party.  Interest shall accrue at a rate of 6% per annum from April 11, 2019 until paid in full.

On May 1, 2019, the transaction closed and agreements were executed.  The Company repaid the $50,000 upon closing of the transaction.  (See Note 5)

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2019 to the date these financial statements were issued, and there were no material subsequent events to disclose in these financial statements except as noted below.

On May 1, 2019, the Company, entered into an Overarching Agreement with a non-affiliated third party (“Third Party”), providing for an exclusive license by the Company of its ECAP technology to the Third Party for a term of 17 years unless terminated sooner, a sublicense by the Company to the Third Party of its rights under that certain Exclusive Field-of-Use Patent License Agreement dated January 5, 2009 entered with The Los Alamos National Laboratory for a term until the expiration of the last valid claim to expire of the patents pursuant to such agreement and the sale by the Company of ECAP-C machines to the Third party.  As part of the above license agreements, the Company will receive royalty payments, including minimum payments, based on a percentage of the Third Party’s sales.  (See Note 4)

During 2018, the Company received $500,000 from the Third Party from the sale of a machine.

Subsequent to March 31, 2019, the Company has received $350,000 as partial payment of the Overarching Agreement from the Third Party from the sale of machines and license fees.

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

On May 31, 2011, we entered into an Agreement and Plan of Reorganization to acquire Senior Scientific. The total purchase price was 21,668,000 restricted shares of our common stock (less 7,667,000 shares previously issued pursuant to an option agreement). As a result of this acquisition, Senior Scientific owned patented technologies that can use biosafe nanoparticles and sensitive magnetic sensors to detect and measure cancer cells in biopsies or in the human body with the potential to transform how cancer is detected and treated. On November 17, 2016, Senior Scientific merged with and into Imagion, a Nevada company. Following the merger, Imagion held all of the liabilities, obligations and assets of Senior Scientific and the Company continued as the sole equity holder of Imagion. On November 29, 2016, the Company announced a plan to have Imagion pursue an IPO and listing on the Australian Stock Exchange (ASX). As of March 31, 2019, Manhattan Scientifics presently owns 64,099,476 shares of Imagion, with a fair market value of approximately $1,137,000, based upon the closing price per share of Imagion common stock on the Australian Stock Exchange. The Company accounts for its investment in Imagion in accordance with ASC 825-10 and elected fair value option. We initially held 31% of the total issued and outstanding shares of Imagion and had one seat on the Board of Directors of Imagion. The guidance allows entities to elect to measure certain financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value. Investments over which an investor has the ability to exercise significant influence are eligible for the fair value option as they represent recognized financial assets. When the fair value option is elected for an instrument, all subsequent changes in fair value for that instrument are reported in earnings. As of March 31, 2019, we hold approximately 19% of the total issued and outstanding shares of Imagion and no longer have a seat on the Board of Directors of Imagion.

On May 1, 2019, Manhattan Scientifics, Inc., a Delaware corporation (the “Company”), and Metallicum, Inc., a wholly-owned subsidiary of the Company, entered into an Overarching Agreement with a non-affiliated third party (“Third Party”), providing for an exclusive license by the Company of its ECAP technology to the Third Party for a term of 17 years unless terminated sooner, a sublicense by the Company to the Third Party of its rights under that certain Exclusive Field-of-Use Patent License Agreement dated January 5, 2009 entered with The Los Alamos National Laboratory for a term until the expiration of the last valid claim to expire of the patents pursuant to such agreement and the sale by the Company of ECAP-C machines to the Third party. As part of the above license agreements, the Company will receive royalty payments, including minimum payments, based on a percentage of the Third Party’s sales.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THREE MONTHS ENDED MARCH 31, 2018

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day-to-day operating expenses. General and administrative expenses were $220,000 for the three months ended March 31, 2019 compared with $395,000 for the three months ended March 31, 2018. The primary decrease in general and administrative expenses was the result of the decrease in consulting and legal expenses.

RESEARCH AND DEVELOPMENT. Research and development was $1,000 for the three months ended March 31, 2019 compared with $31,000 for the three months ended March 31, 2018. The decrease in research and development was based on the departure of its chief scientist and the Company was in the process of licensing its technology a third party.

OTHER INCOME AND (EXPENSES). Total other expense for the three months ended March 31, 2019 totaled $215,000. This is primarily attributable to the loss on fair value adjustments of its investment in Imagion in the amount of $215,000 during the period. Comparatively, the Company had total other expense of $2,399,000 for the three months ended March 31, 2018, composed primarily attributable to the loss on fair value adjustments of its investment in Imagion in the amount of $2,399,000 during the period.

NET (LOSS). During the three months ended March 31, 2019, the Company incurred a net loss of $436,000, compared to a net loss of $2,828,000 for the three months ended March 31, 2018. The decline in the net loss is mainly attributable to the reduction in the loss on fair value adjustment.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ deficit totaled $586,000 on March 31, 2019 and the working capital deficit was $1,877,000 on such date. We had a decrease of $(51,000) in cash and cash equivalents for the three months ended March 31, 2019.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, investor relations services, public relations services, bookkeeping services, consultant services, and rent; and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of March 31,2019, we had $36,000 in cash. We believe our current cash position is not sufficient to maintain our operations for the next twelve months. Accordingly, we will need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

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

Investment in Imagion:

During the year ended December 31, 2017, the Company elected fair value option for its investment in Imagion Biosystems, Inc. a Nevada company (“Imagion”) based on triggering event of dilution of ownership, which lead to the deconsolidation of Imagion. Investments in Imagion are measured at fair value as opposed to equity method based on ASC 825-10. The guidance allows entities to elect to measure certain financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value. Investments over which an investor has the ability to exercise significant influence are eligible for the fair value option as they represent recognized financial assets. When the fair value option is elected for an instrument, all subsequent changes in fair value for that instrument are reported in earnings.

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

Subsequent to March 31, 2019, the Company sold the assets held for sale that were presented on the balance sheet as of March 31, 2019. (See Note 5)

Revenue Recognition

The Company recognizes revenue in accordance with generally accepted accounting principles as outlined in the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue From Contracts with Customers, which consists of five steps to evaluating contracts with customers for revenue recognition: (i) identify the contract with the customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfied a performance obligation.

Revenue recognition occurs at the time we satisfy a performance obligation to our customers, when control transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. We only record revenue when collectability is reasonably assured.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2019 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

(b) Changes In Internal Control Over Financial Reporting

During the quarter ended March 31, 2019, the Company prepared written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions. There were no other changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2019, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of May, 2019.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Name:	Emmanuel Tsoupanarias
Title:	Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

