Form 10-Q
period 2019-09-30
MANHATTAN SCIENTIFICS INC
filed 2019-11-19
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal quarter ended September 30, 2019

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

There were 557,781,064 shares outstanding of registrant’s common stock, par value $0.001 per share, as of November 19, 2019.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(rounded)

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash	$144,000	$87,000
Prepaid expenses	6,000	11,000
Due from the sale of assets - current portion	300,000	-
Total current assets	450,000	98,000

Investment in equity securities	2,117,000	1,354,000
Property and equipment, net	6,000	6,000
Assets held for sale	-	1,200,000
Due from the sale of assets held for sale	600,000	-
Other assets	2,000	2,000
Total assets	$3,175,000	$2,660,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$237,000	$221,000
Accrued expenses — related parties	1,778,000	1,531,000
Total current liabilities	2,015,000	1,752,000

Long-term liabilities:
Total long-term liabilities	-	-
Total liabilities	2,015,000	1,752,000

Commitments and Contingencies - Note 8

Series D convertible preferred mandatory redeemable, authorized 105,671 shares, 105,671 and 105,671 shares issued and outstanding, respectively	1,058,000	1,058,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock $.001 par value
Preferred, authorized 447,804 shares, 0 and 0 shares issued, and outstanding, respectively	-	-
Class A Convertible Preferred, authorized 182,525, 0 and 0 shares issued and outstanding, respectively	-	-
Class B Convertible Preferred, authorized 250,000, 49,999 and 49,999 shares issued and outstanding, respectively	-	-
Class C Redeemable Convertible Preferred, authorized 14,000, 0 and 0 shares issued and outstanding, respectively	-	-
Common, authorized 950,000,000 shares, 557,781,064 and 533,781,064 shares issued, and outstanding, respectively	558,000	534,000
Additional paid-in-capital	67,632,000	67,289,000
Accumulated deficit	(68,088,000)	(67,973,000)
Total stockholders' equity (deficit)	102,000	(150,000)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,175,000	$2,660,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (rounded)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2019	2018	2019	2018

Revenue	$22,000	$-	$72,000	$-

Operating costs:
Direct cost of revenue	-	-	-	7,000
General and administrative expenses	187,000	322,000	945,000	1,089,000
Research and development	3,000	-	6,000	52,000
Asset impairment	-	-	-	842,000

Total operating costs and expenses	190,000	322,000	951,000	1,990,000

Loss from operations	(168,000)	(322,000)	(879,000)	(1,990,000)

Other income and (expenses):
Gain (loss) on fair value adjustment of investments	1,397,000	646,000	764,000	(2,727,000)

Net loss before provision for income taxes
Income tax expense	-	-	-	-

NET INCOME (LOSS)	$1,229,000	$324,000	$(115,000)	$(4,717,000)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:

Weighted average number of common shares outstanding (Basic)	557,781,064	533,781,064	546,528,317	533,781,064

Basic income (loss) per common share	$0.00	$0.00	$(0.00)	$(0.01)

Weighted average number of common shares outstanding (Diluted)	597,886,064	584,579,246	546,528,317	533,781,064

Diluted income (loss) per common share	$0.00	$0.00	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2019
(unaudited) (rounded)

	Preferred Stock $0.001 Par Value		Common Stock		Additional
	Series B		$0.001 Par Value		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2018	49,999	$-	533,781,064	$534,000	$67,289,000	$(67,973,000)	$(150,000)

Net loss						(436,000)	(436,000)

Balance March 31, 2019	49,999	-	533,781,064	534,000	67,289,000	(68,409,000)	(586,000)

Common stock issued for services	-	-	24,000,000	24,000	336,000	-	360,000

Options issued for services	-	-	-	-	7,000	-	7,000

Net loss						(908,000)	(908,000)

Balance June 30, 2019	49,999	-	557,781,064	558,000	67,632,000	(69,317,000)	(1,127,000)

Net income						1,229,000	1,229,000

Balance September 30, 2019	49,999	$-	557,781,064	$558,000	$67,632,000	$(68,088,000)	$102,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2018
(unaudited) (rounded)

	Preferred Stock $0.001 Par Value		Common Stock		Additional
	Series B		$0.001 Par Value		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2017	49,999	-	533,781,064	$534,000	$67,289,000	$(59,662,000)	$8,161,000

Net loss						(2,828,000)	(2,828,000)

Balance March 31, 2018	49,999	-	533,781,064	534,000	67,289,000	(62,490,000)	5,333,000

Net loss						(2,213,000)	(2,213,000)

Balance June 30, 2018	49,999	-	533,781,064	534,000	67,289,000	(64,703,000)	3,120,000

Net income						324,000	324,000

Balance September 30, 2018	49,999	-	533,781,064	$534,000	$67,289,000	$(64,379,000)	$3,444,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(rounded)

	NINE MONTHS ENDED
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(115,000)	$(4,717,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	360,000	-
Stock options issued/vested for services	7,000	-
Depreciation and amortization	1,000	496,000
Asset impairment	-	842,000
Gain (loss) on fair value adjustment of investments	(764,000)	2,727,000
Changes in:
Prepaid expenses	5,000	7,000
Accounts payable and accrued expenses	263,000	118,000

Net cash used in operating activities	(243,000)	(527,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(2,000)	-
Proceeds from sale of assets held for sale	300,000	500,000
Proceeds from sale of investments	2,000	-

Net cash used in investing activities	300,000	500,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

NET DECREASE IN CASH	57,000	(27,000)
CASH, BEGINNING OF PERIOD	87,000	269,000

CASH, END OF PERIOD	$144,000	$242,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(UNAUDITED)

(ROUNDED)

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

Operating results for the nine-month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

NOTE 2 – GOING CONCERN

As of September 30, 2019, the Company has cumulative losses totaling $68,088,000 and negative working capital of $1,565,000. The Company incurred a net loss of $115,000 for the nine months ended September 30, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Because of these conditions, the Company will require additional working capital to develop business operations. Management’s plans are to raise additional working capital through the continued licensing of its technology as well as to generate revenues for other services. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(UNAUDITED)

(ROUNDED)

CASH CONCENTRATION:

The Company’s cash accounts are federally insured up to $250,000 for each financial institution we hold our accounts in. As of September 30, 2019 and December 31, 2018, the cash balances did not exceed the federally insured limits.

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represented its fair value. The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At September 30, 2019 and December 31, 2018, the license agreements were fully amortized. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At September 30, 2019 and December 31, 2018, the license agreements were fully amortized. Beginning in 2010, the Company was required to pay an annual license fee of $10,000 and may be required to pay royalties, as defined, to the licensors.

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

During the nine months ended September 30, 2019, the Company sold the assets held for sale that were presented on the balance sheet as of December 31, 2018. During the year ended December 31, 2018, the Company recorded impairment and adjusted the asset valuation to $1.2 million. The Company sold the assets for a total of $1.2 million of which $300,000 was received during the three-month period ended June 30, 2019. The remaining $900,000 will be collected during the next three years in equal increments on the anniversary date of the agreement.

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

Revenue recognition occurs at the time we satisfy a performance obligation to our customers, when control transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. We only record revenue when collectability is probable.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(UNAUDITED)

(ROUNDED)

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

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of September 30, 2019 and December 31, 2018 because of the relative short term nature of these instruments.

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

As of September 30, 2019, the Company holds approximately 19% of the total issued and outstanding shares of Imagion and is reported under fair value method under ASC 320. Management determined that it was appropriate to carry its investment in Imagion at fair value because the investment is traded on the Australian stock exchange and has daily trading activity and is a better indicator of value. The investments are re-measured at the end of each quarter based on the trading price and converted from AUD to USD. Any change in the value is reported on the income statement as an unrealized gain or loss.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(UNAUDITED)

(ROUNDED)

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

BASIC AND DILUTED LOSS PER SHARE

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of September 30, 2019 and 2018, 40,105,000 and 50,798,182, respectively, dilutive shares were excluded from the calculation of diluted loss per common share for the nine months ended but were included for the diluted earnings per share calculation for the three months ended.

LEASES

The Company leases a facility with terms of month to month for its headquarters and had a lease on a facility through April 2021. The lease may be cancelled at any time with three months written notice before April 2020 and 2021, the anniversary dates of the lease. The Company adopted ASC 842 on January 1, 2019 and has evaluated and has no impact on the financial statements as under the practical expedient the leases consist of terms less then one year, and therefore is not required to capitalize the lease.

During June 2019, the Company entered into an assignment and assumption of lease with the landlord and another entity for the lease term through April 2021.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(UNAUDITED)

(ROUNDED)

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a potential impact on the Company’s results of operations, financial position or cash flow.

Leases:  In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The Company early adopted Topic ASC 842 using the effective date of January 1, 2019 as the date of our initial application of the standard. The Company used the new transition election to not restate comparative periods and elected the package of practical expedients upon adoption, which permits the Company to not reassess under the new standard the Company’s prior conclusions about lease identification, lease classification and initial direct costs. Consequently, financial information for the comparative periods will not be updated. Upon adoption, there was no material impact to the financial statements.

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

NOTE 4 – INVESTMENT IN IMAGION BIOSYSTEMS

As of September 30, 2019, the Company owns 63,999,476 shares of Imagion Biosystems (“Imagion”), resulting in a noncontrolling interest of Imagion’s issued and outstanding common stock. Initially, the Company held approximately 31% of Imagion’s total issued and outstanding common stock and was later was decreased to approximately 19%. Based upon Imagion’s trading price on September 30, 2019, approximately $0.033 per share, the fair value of the Imagion shares was approximately $2,114,000. During the nine months ended September 30, 2019, the Company recorded an unrealized gain in its investment of $764,000.

During the nine months ended September 30, 2019, the Company sold 100,000 shares of Imagion and received cash proceeds of $2,480.

NOTE 5 – NOTES PAYABLE

On March 11, 2019, the Company received a loan for $50,000 and entered into a promissory note and security agreement with a third party. The loan was secured with ECAP-C machines. The due date of the loan was the earlier of April 30, 2019 or the closing of the transaction with the third party. Interest shall accrue at a rate of 6% per annum from April 11, 2019 until paid in full.

On May 1, 2019, the transaction closed and agreements were executed. The Company repaid the $50,000 upon closing of the transaction.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(UNAUDITED)

(ROUNDED)

NOTE 6 – LICENSE AGREEMENT

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

During the nine months ended September 30, 2019, the Company received $50,000 as a minimum royalty payment.

NOTE 7 – REVENUE

During the nine months ended September 30, 2019, the Company recorded revenue of $22,000 for which the services were performed and completed in 2018, but the Company performed an assessment and determined the collectability was not reasonably assured and did not record as revenue in 2018 per ASC 605. The original contract was dated in 2017. In 2019, the Company collected on the invoice and recorded revenue upon receipt of the funds.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As of September 30, 2019, we did not have any known commitments or contingencies.

Legal matter contingencies

The Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company.  Provisions for losses are established in accordance with ASC 450, “Contingencies” when warranted.  Once established, such provisions are adjusted when there is more information available of when an event occurs requiring a change.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

During the three months ended June 30, 2019, the Company issued 24,000,000 shares of common stock to its board of directors for services valued at $360,000. The shares were valued based on the market price of the Company’s common shares of $0.015 on the grant date.

During the three months ended June 30, 2019, the Company issued 500,000 options to its advisors for services valued at approximately $7,000. The options are exercisable at $0.015 and have a life of 5 years.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2019 to the date these financial statements were issued, and there were no material subsequent events to disclose in these financial statements.

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

On May 31, 2011, we entered into an Agreement and Plan of Reorganization to acquire Senior Scientific. The total purchase price was 21,668,000 restricted shares of our common stock (less 7,667,000 shares previously issued pursuant to an option agreement). As a result of this acquisition, Senior Scientific owned patented technologies that can use biosafe nanoparticles and sensitive magnetic sensors to detect and measure cancer cells in biopsies or in the human body with the potential to transform how cancer is detected and treated. On November 17, 2016, Senior Scientific merged with and into Imagion, a Nevada company. Following the merger, Imagion held all of the liabilities, obligations and assets of Senior Scientific and the Company continued as the sole equity holder of Imagion. On November 29, 2016, the Company announced a plan to have Imagion pursue an IPO and listing on the Australian Stock Exchange (ASX). As of September 30, 2019, Manhattan Scientifics presently owns 63,999,476 shares of Imagion, with a fair market value of approximately $2,114,000, based upon the closing price per share of Imagion common stock on the Australian Stock Exchange. The Company accounts for its investment in Imagion in accordance with ASC 825-10 and elected fair value option. We initially held 31% of the total issued and outstanding shares of Imagion and had one seat on the Board of Directors of Imagion. The guidance allows entities to elect to measure certain financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value. Investments over which an investor has the ability to exercise significant influence are eligible for the fair value option as they represent recognized financial assets. When the fair value option is elected for an instrument, all subsequent changes in fair value for that instrument are reported in earnings. As of September 30, 2019, we hold approximately 19% of the total issued and outstanding shares of Imagion and no longer have a seat on the Board of Directors of Imagion.

On May 1, 2019, Manhattan Scientifics, Inc., a Delaware corporation (the “Company”), and Metallicum, Inc., a wholly-owned subsidiary of the Company, entered into an Overarching Agreement with a non-affiliated third party (“Third Party”), providing for an exclusive license by the Company of its ECAP technology to the Third Party for a term of 17 years unless terminated sooner, a sublicense by the Company to the Third Party of its rights under that certain Exclusive Field-of-Use Patent License Agreement dated January 5, 2009 entered with The Los Alamos National Laboratory for a term until the expiration of the last valid claim to expire of the patents pursuant to such agreement and the sale by the Company of ECAP-C machines to the Third party. As part of the above license agreements, the Company will receive royalty payments, including minimum payments, based on a percentage of the Third Party’s sales. The Company anticipates royalty income as the nanotitanium is commercialized for use in medial prosthetics. Royalties will be 10% on sales of licensed dental products and an average of 5% in all other sales of licensed products.

The global prosthetics and orthotics market size is estimated at $8.15 billion. The Company’s client serves multiple markets including vascular therapy, cardiac rhythm management, endoscopy, orthopedics, dental and neuromodulation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2018

REVENUE. Revenue was $22,000 for the three months ended September 30, 2019 compared with $0 for the three months ended September 30, 2018. The revenue consists of fees from completed services in 2018, however collected in 2019.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day-to-day operating expenses. General and administrative expenses were $187,000 for the three months ended September 30, 2019 compared with $322,000 for the three months ended September 30, 2018. The primary decrease in general and administrative expenses was the result of the decrease in consulting and legal expenses.

RESEARCH AND DEVELOPMENT. Research and development was $3,000 for the three months ended September 30, 2019 compared with $0 for the three months ended September 30, 2018. The decrease in research and development was based on the departure of its chief scientist and the Company was in the process of licensing its technology a third party.

OTHER INCOME AND (EXPENSES). Total other income for the three months ended September 30, 2019 totaled $1,397,000 compared to $646,000 for the three months ended September 30, 2018. This is primarily attributable to the gain on fair value adjustments of its investment in Imagion during the period.

NET INCOME. During the three months ended September 30, 2019, the Company incurred a net income of $1,229,000, compared to a net loss of $324,000 for the three months ended September 30, 2018. The change from a net loss to net income is mainly attributable to the change in the fair valuation of our investment in Imagion.

NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2018

REVENUE. Revenue was $72,000 for the three months ended September 30, 2019 compared with $0 for the three months ended September 30, 2018. A portion of the revenue consists of fees from completed services in 2018, however collected in 2019. The remaining $50,000 of revenue is from the minimum license fee for 2019.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day-to-day operating expenses. General and administrative expenses were $945,000 for the nine months ended September 30, 2019 compared with $1,089,000 for the nine months ended September 30, 2018. The primary decrease in general and administrative expenses was the result of the decrease in consulting and legal expenses and asset impairment happened in 2018 and didn’t occur in 2019.

RESEARCH AND DEVELOPMENT. Research and development was $6,000 for the nine months ended September 30, 2019 compared with $52,000 for the nine months ended September 30, 2018. The decrease in research and development was based on the departure of its chief scientist and the Company was in the process of licensing its technology a third party.

OTHER INCOME AND (EXPENSES). Total other income (expense) for the nine months ended September 30, 2019 totaled $764,000 compared to ($2,727,000) for the nine months ended September 30, 2018. This is primarily attributable to the gain (loss) on fair value adjustments of its investment in Imagion during the period.

NET (LOSS). During the nine months ended September 30, 2019, the Company incurred a net loss of $115,000, compared to a net loss of $4,717,000 for the nine months ended September 30, 2018. The decline in the net loss is mainly attributable to the reduction in the loss on fair value adjustment.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ equity totaled $102,000 on September 30, 2019 and the working capital deficit was $1,565,000 on such date. We had a increase of $57,000 in cash and cash equivalents for the nine months ended September 30, 2019.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, investor relations services, public relations services, bookkeeping services, consultant services, and rent; and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of September 30, 2019, we had $144,000 in cash. We believe our current cash position is not sufficient to maintain our operations for the next twelve months. Accordingly, we will need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

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

Management determined that it was appropriate to carry its investment in Imagion at fair value because the investment is traded on the Australian stock exchange and has daily trading activity and is a better indicator of value. The investments are re-measured at the end of each quarter based on the trading price and converted from AUD to USD. Any change in the value is reported on the income statement as an gain or loss on the fair value adjustment of investments.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2019 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

(b) Changes In Internal Control Over Financial Reporting

During the quarter ended September 30, 2019, the Company prepared written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions. There were no other changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of September 30, 2019, we were not a party to any material litigation, claim or suite whose outcome could have a material effect on our financial statements.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of November, 2019.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Name:	Emmanuel Tsoupanarias
Title:	Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

