Form 10-K
period 2019-12-31
MANHATTAN SCIENTIFICS INC
filed 2020-04-14
CIK 1099132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

MANHATTAN SCIENTIFICS, INC.
(Name of small business issuer in its charter)

Delaware	000-28411	85-0460639
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

244 Fifth Avenue, Suite 2341, New York, New York 10001

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2019 was $8,119,517 based upon a closing price of $0.012 on June 30, 2019. For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of April 13, 2020 there were 557,781,064 shares of common stock issued and outstanding.

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

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

COMPANY HISTORY AND OVERVIEW

Manhattan Scientifics, Inc. (the “Company” or “Manhattan Scientifics”), a Delaware corporation, was established on July 31, 1992 and has one operating wholly-owned subsidiary: Metallicum, Inc., (“Metallicum”).  The Company also holds a 12%, noncontrolling interest in Imagion Biosystems, Inc. (f/k/a Senior Scientific LLC) (“Imagion”).  Manhattan Scientifics is focused on technology transfer and commercialization of these transformative technologies.

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

On May 31, 2011, we entered into an Agreement and Plan of Reorganization to acquire Senior Scientific. The total purchase price was 21,668,000 restricted shares of our common stock (less 7,667,000 shares previously issued pursuant to an option agreement). As a result of this acquisition, Senior Scientific owned patented technologies that can use biosafe nanoparticles and sensitive magnetic sensors to detect and measure cancer cells in biopsies or in the human body with the potential to transform how cancer is detected and treated.  On November 17, 2016, Senior Scientific merged with and into Imagion, a Nevada company.  Following the merger, Imagion held all of the liabilities, obligations and assets of Senior Scientific and the Company continued as the sole equity holder of Imagion.  On June 30, 2017, Imagion completed its initial public offering and listing on the Australian Stock Exchange (ASX).  As of December 31, 2019, the Company owns 61,516,508 shares of Imagion (2,000,000 restricted shares), resulting in a noncontrolling interest of approximately 12% of Imagion’s issued and outstanding common stock. Based upon Imagion’s latest trading price of $0.0175 per share, the fair value of the Imagion shares is $1,045,000.

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

CUSTOMERS AND SUPPLIERS

For the years ended December 31, 2019 and 2018, two and zero customers generated all of our revenue.  We did not have any significant suppliers.

EMPLOYEES

As of December 31, 2019, we had no full-time employees. We do not expect any significant change in the total number of employees in the near future. Most of our research and development work has been performed by employees of our various research and development independent contractors (see below). We have historically indirectly funded the salaries of these individuals through our contract research and development payments to their employers. Although not technically our employees, we have considered these individuals to be an integral part of our research and development team. None of our employees or contractors is members of any union or collective bargaining organization. We consider our relationships with our employee and our independent contractor employees to be good.

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

WE HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are dependent upon our ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, our stockholders will lose their investment. We will be required to seek additional capital to fund future growth and expansion. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, favorable financing may be dilutive to our stockholders.

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

ITEM 2. DESCRIPTION OF PROPERTIES

Our principal executive office is at 244 Fifth  Avenue, Suite 2341, New York, New York, 10001. We lease approximately 300 square feet of office space on a month-to-month basis. The aggregate annual rent for this office space was $1,400 in 2019.

Since October 2016, we lease an approximately 3,000 square foot office at 331 Corporate Circle, Golden, CO 80401.  In June 2019, we entered into an assignment and assumption of lease with the landlord and another entity for two years and is set to expire in April 2021.  The average aggregate annual rent for this space is $30,360.

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

As of March 25, 2020, there were 557,781,064 shares of common stock of the issuer issued and outstanding and 643 record shareholders.

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

2019 and 2018

During the year ended December 31, 2019, the Company issued 24,000,000 shares of common stock to its board of directors for services valued at $360,000. The shares were valued based on the market price of the Company’s common shares of $0.015 on the grant date.

During the year ended December 31, 2019, the Company issued 500,000 options to acquire 500,000 shares of common stock to its consultants for services valued at $7,000. The shares were valued based on the Black Scholes calculation on the grant date.

During the year ended December 31, 2018, we did not sell any unregistered securities.

Securities Authorized for Issuance under Equity Incentive Plans

The 2000 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2000 Plan allows for the issuance of incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2000 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2000 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2000 Plan available for grant at December 31, 2019 was 18,869,763.

In November 2004, our Board of Directors adopted the 2004 Consultant Stock Plan (the "2004 Plan"). The purpose of this 2004 Consultant Stock Plan is to advance our interests by helping us obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock. We reserved 2,000,000 shares of our Common Stock for awards to be made under the 2004 Plan. We filed a registration statement on Form S-8 with the SEC on November 26, 2004 to register the shares underlying the 2004 plan. The 2004 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2004 Plan. The number of shares under the 2004 Plan available for grant at December 31, 2019 was 500,000.

On May 9, 2005, our Board of Directors adopted the 2005 Equity Compensation Plan (the "2005 Plan"). The purpose of this Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success, by offering them an opportunity to participate in the our future performance through awards of Options, the right to purchase Common Stock and Stock Bonuses. We reserved 10,000,000 shares of our Common Stock for awards to be made under the 2005 Plan. The 2005 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee, or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2005 Plan. We filed a registration statement on Form S-8 with the SEC on June 8, 2005 to register the shares underlying the 2005 plan. The number of shares under the 2006 Plan available for grant at December 31, 2019 was -0-.

In January 2015, our Board of Directors adopted the 2015 Incentive Stock Plan (the "2015 Plan"). The purpose of this Plan is to provide incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2015 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2015 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2015 Plan available for grant at December 31, 2019 was 4,000,000.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable
Outstanding as of December 31, 2017	21,855,000			21,855,000
Granted	-	$-	$-	-
Exercised	-	-	-	-
Expired	(250,000)	0.07	0.07	(250,000)
Outstanding as of December 31, 2018	21,605,000			21,605,000
Granted	500,000	0.015	0.015	500,000
Exercised	-	-	-	-
Expired	(30,000)	0.26	0.26	(30,000)
Outstanding as of December 31, 2019	22,075,000			22,075,000

Exercise prices and weighted-average contractual lives of 22,075,000 stock options outstanding as of December 31, 2019 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.02	500,000	4.50	$0.02	500,000	$0.02
$0.05	3,000,000	5.49	$0.05	3,000,000	$0.05
$0.06	6,000,000	4.87	$0.06	6,000,000	$0.06
$0.07	9,000,000	1.38	$0.07	9,000,000	$0.07
$0.08	575,000	5.64	$0.08	575,000	$0.08
$0.14	3,000,000	3.74	$0.14	3,000,000	$0.14

The fair value for options granted were determined using the Black-Scholes option-pricing model.

Warrants:

The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2019.

	Warrants	Weighted average Exercise Price
Outstanding as of December 31, 2017	28,943,182	$0.07
Issued/Vested	-	$-
Cancelled/Expired	-	-
Outstanding as of December 31, 2018	28,943,182	$0.07
Issued/Vested	-	-
Exercised	-	-
Cancelled/Expired	(19,243,182)	0.07
Outstanding as of December 31, 2019	9,700,000	$0.07

Date	Number of Warrants	Exercise Price	Contractual Life Remaining	Number of Shares Exercisable
April 2012	6,000,000	$0.05	0.8 years	6,000,000
March 2015	2,500,000	$0.12	0.2 years	2,500,000
July 2015	300,000	$0.05	0.5 years	300,000
August 2015	300,000	$0.05	0.6 years	300,000
September 2015	300,000	$0.05	0.7 years	300,000
October 2015	300,000	$0.05	0.8 years	300,000

	9,700,000			9,700,000

The fair value for warrants granted were determined using the Black-Scholes option-pricing model.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes appearing elsewhere in this Form 10-K.

OVERVIEW

Manhattan Scientifics, Inc. (the “Company” or “Manhattan Scientifics”), a Delaware corporation, was established on July 31, 1992 and has one operating wholly-owned subsidiary: Metallicum, Inc., (“Metallicum”).  The Company also holds a 12%, noncontrolling interest in Imagion Biosystems, Inc. (f/k/a Senior Scientific LLC) (“Imagion”).  Manhattan Scientifics is focused on technology transfer and commercialization of these transformative technologies.

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

On May 31, 2011, we entered into an Agreement and Plan of Reorganization to acquire Senior Scientific. The total purchase price was 21,668,000 restricted shares of our common stock (less 7,667,000 shares previously issued pursuant to an option agreement). As a result of this acquisition, Senior Scientific owned patented technologies that can use biosafe nanoparticles and sensitive magnetic sensors to detect and measure cancer cells in biopsies or in the human body with the potential to transform how cancer is detected and treated.  On November 17, 2016, Senior Scientific merged with and into Imagion, a Nevada company.  Following the merger, Imagion held all of the liabilities, obligations and assets of Senior Scientific and the Company continued as the sole equity holder of Imagion.  On June 30, 2017, Imagion completed its initial public offering and listing on the Australian Stock Exchange (ASX).  As of December 31, 2019 the Company owns 61,516,508 shares (including 2,000,000 restricted shares related to issued promissory notes interests) of Imagion, resulting in a noncontrolling interest of approximately 12% of Imagion’s issued and outstanding common stock.  Based upon Imagion’s latest trading price of $0.0175 per share, the fair value of the Imagion shares is US$1,045,000.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2019 COMPARED TO YEAR ENDED DECEMBER 31, 2018

GROSS PROFIT.  In the year ended December 31, 2019, we recorded $97,000 in revenue compared to $0 of revenue recognized for the year ended December 31, 2018. The increase is attributable to royalty payment and services performed and completed.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day-to-day operating expenses. General and administrative expenses were $1,114,000 for the year ended December 31, 2019 compared with $1,389,000 for the year ended December 31, 2018.  This decrease in general and administrative expenses is mostly attributable to reduction in business operations in its subsidiary and a decline in the use of consultants.

RESEARCH AND DEVELOPMENT. Research and development expenses consist of consultants and contractors. Research and development expenses were $8,000 for the year ended December 31, 2019 compared with $52,000 for the year ended December 31, 2018.  Research and development expenses decreased in research and development over the year was the result reduction in business operations in its subsidiary.

OTHER INCOME AND (EXPENSES). Total other expenses for the year ended December 31, 2019 totaled $197,000.  This is primarily attributable to the impairment of assets based on the Company’s impairment analysis.  Unrealized gains or losses attributed to changes in the fair market value of the Company’s noncontrolling interest in Imagion is reflected as a component of non-operating income (losses). Interest expense for the promissory notes.  During the years ended December 31, 2019 and 2018, unrealized losses on fair value adjustments of its noncontrolling interest in Imagion was $(190,000) and $(4,150,000).

NET LOSS. We incurred a net loss of $(1,222,000) for the year ended December 31, 2019, compared to a net loss of $(8,334,000) for the year ended December 31, 2017.

LIQUIDITY AND PLAN OF OPERATIONS

Stockholders’ deficit totaled $(1,005,000) on December 31, 2019 and the working capital deficit was $(1,520,000) on such date.

We had an increase of $174,000 in cash and cash equivalents for the year ended December 31, 2019, primarily as a result of cash proceeds from sales of assets and investment, and cash proceeds from promissory notes. For the year ended December 31, 2019, cash used in operating activities was $(316,000). Cash provided by investing activities for the year ended December 31, 2019 totaled $340,000 related to sale of assets and investments.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, investor relations services, public relations services, bookkeeping services, consultant services, and rent; and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of December 31, 2019, we had $261,000 in cash. We believe our current cash position is not sufficient to maintain our operations for the next twelve months.  Unless and until we are able to generate a sufficient amount of revenue, reduce our costs and/or enter a strategic relationship, we expect to finance future cash needs through public and/or private offerings of equity securities and/or debt financings. We do not currently have any committed future funding. To the extent we raise additional capital by issuing equity securities or hybrid convertible debt securities, our stockholders could at that time experience substantial dilution. Any debt financing that we are able to obtain may involve operating covenants that restrict our business.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Manhattan Scientifics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Manhattan Scientifics, Inc.  (the “Company”) as of December 31, 2019 and the related statements of operations, stockholders’ (deficit), and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”).   In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the result of its operations and its cash flow for the year ended December 31, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has had cumulative losses and has accumulated deficit as of December 31, 2019, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2019
Las Vegas, NV

April 14, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Manhattan Scientifics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Manhattan Scientifics, Inc. (the “Company”) as of December 31, 2018 and the related statements of operations, stockholders’ (deficit), and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”).   In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ AMC Auditing

AMC Auditing
We have served as the Company’s auditor since 2017

Las Vegas, Nevada

March 26, 2019

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018

ASSETS
Current assets:
Cash	$261,000	$87,000
Prepaid expenses	13,000	11,000
Due from the sale of assets - current portion	300,000	-
Total current assets	574,000	98,000

Investment in equity securities	1,045,000	1,354,000
Property and equipment, net	4,000	6,000
Assets held for sale	-	1,200,000
Due from the sale of assets	600,000	-
Other assets	2,000	2,000
Total assets	$2,225,000	$2,660,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$234,000	$221,000
Accrued expenses — related parties	1,860,000	1,531,000
Total current liabilities	2,094,000	1,752,000

Long-term liabilities:
Notes payable, net of discounts	78,000	-
Total long-term liabilities	78,000	-
Total liabilities	2,172,000	1,752,000

Commitments and Contingencies - Note 6

Series D convertible preferred mandatory redeemable, authorized 105,761 shares, 105,761 and 105,761 shares issued and outstanding as of December 31, 2019 and 2018,, respectively	1,058,000	1,058,000

STOCKHOLDERS’ DEFICIT
Capital stock $.001 par value
Preferred, authorized 447,804 shares, 0 and 0 shares issued, and outstanding, as of December 31, 2019 and 2018, respectively	-	-
Class A Convertible Preferred, authorized 182,525, 0 and 0 shares issued and outstanding as of December 31, 2019 and 2018, respectively	-	-
Class B Convertible Preferred, authorized 250,000, 49,999 and 49,999 shares issued and outstanding as of December 31, 2019 and 2018, respectively	-	-
Class C Redeemable Convertible Preferred, authorized 14,000, 0 and 0 shares issued and outstanding as of December 31, 2019 and 2018, respectively	-	-
Common, authorized 950,000,000 shares, 557,781,064 and 533,781,064 shares issued, and outstanding as of December 31, 2019 and 2018, respectively	558,000	534,000
Additional paid-in-capital	67,632,000	67,289,000
Accumulated deficit	(69,195,000)	(67,973,000)
Total stockholders' deficit	(1,005,000)	(150,000)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$2,225,000	$2,660,000

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED
	DECEMBER 31,
	2019	2018

Revenue	$97,000	$-

Operating costs:
Direct cost of revenue	-	7,000
General and administrative expenses	1,114,000	1,389,000
Research and development	8,000	52,000

Total operating costs and expenses	1,122,000	1,448,000

Loss from operations before other income and expenses	(1,025,000)	(1,448,000)

Other expenses:
Impairment of asset	-	(2,736,000)
Loss on fair value adjustment of investments	(192,000)	(4,150,000)
Interest expense	(5,000)	-
Total other expenses	(197,000)	(6,886,000)

Net loss before provision for income taxes	(1,222,000)	(8,334,000)

Provision for income taxes	-	-

NET LOSS	$(1,222,000)	$(8,334,000)

BASIC AND DILUTED LOSS PER COMMON SHARE:

Weighted average number of common shares outstanding (Basic)	549,364,626	533,781,064

Basic loss per common share	$(0.00)	$(0.02)

Weighted average number of common shares outstanding (Diluted)	549,364,626	533,781,064

Diluted loss per common share	$(0.00)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2019 and 2018

	Preferred Stock $0.001 Par Value		Common Stock		Additional
	Series B		$0.001 Par Value		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance
December 31, 2017	49,999	-	533,781,064	534,000	67,289,000	(59,639,000)	8,161,000

Net loss						(8,334,000)	(8,334,000)

Balance
December 31, 2018	49,999	-	533,781,064	534,000	67,289,000	(67,973,000)	(173,000)

Common stock issued for services	-	-	24,000,000	24,000	336,000	-	360,000

Stock options issued for services	-	-	-	-	7,000	-	7,000

Net loss						(1,222,000)	(1,222,000)

Balance
December 31, 2019	49,999	-	557,781,064	558,000	67,632,000	(69,195,000)	(1,028,000)

The accompanying notes are an integral part of these consolidated financial statements

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED
	DECEMBER 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,222,000)	$(8,334,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	360,000	-
Stock options issued for services	7,000	-
Depreciation and amortization	2,000	622,000
Asset impairment	-	2,736,000
Loss on fair value adjustment of investments	192,000	4,150,000
Amortization of debt discount	5,000	-
Changes in:
Prepaid expenses	(2,000)	(2,000)
Accounts payable and accrued expenses	342,000	33,000
Accrued interest and expenses, related parties	-	113,000

Net cash used in operating activities	(316,000)	(682,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets held for sale	300,000	500,000
Proceeds from sale of investments	40,000	-

Net cash used in investing activities	340,000	500,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	150,000	-
Net cash provided by financing activities	150,000	-

NET DECREASE IN CASH	174,000	(182,000)
CASH, BEGINNING OF PERIOD	87,000	269,000

CASH, END OF PERIOD	$261,000	$87,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH FINANCING ACTIVIES
Original Issue Discount in the form of IBX shares	$77,100	$-

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

Metallicum is a nanotechnology company located in Colorado. Metallicum Inc. has focused on the development and manufacture of nanostructured metals for medical implants and other applications. Metallicum intends to establish manufacturing partner relationships with major Fortune 500 metals companies and strategic partnering with significant customers in the medical device & prosthetics industries as well as in auto, truck, & aircraft manufacturing industries. Metallicum’s initial products include nanostructured bulk metals and alloys in the form of rod, bar, wire and foil. The Company conducts its operations primarily in the United States.

Manhattan Scientifics purchased Metallicum to acquire its licensed rights to patented technology. The technology is comprised of three US Patents (US Patent numbers 7152448, 6197129 and 6399215) for which Metallicum (subsequently, Manhattan) had been assigned an exclusive license rights by Los Alamos National Security LLC (LANL). Under the license rights, Metallicum had all rights, title and interest throughout the world in and to any and all inventions, original works of authorship, developments, concepts, know-how, and improvements on the patents or trade secrets whether or not patentable or registrable under copyright or similar laws.  The licenses have been fully amortized.

In January 2009, the Company entered into a patent license agreement with Los Alamos National Security, LLC for the exclusive licensing use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. Pursuant to such agreement the Company provided a non-refundable fee and 2,000,000 shares of common stock. Additionally, the Company is required to pay an annual license fee starting in February 2010 and royalties on future net sales.  The license has been fully amortized.

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

On November 17, 2016, Senior Scientific merged with and into Imagion Biosystems, Inc., a Nevada corporation (“Imagion”). Following the merger, Imagion held all of the liabilities, obligations and assets of Senior Scientific and the Company continued as the sole equity holder of Imagion.  On June 30, 2017, Imagion completed an IPO and listing on the Australian Stock Exchange (ASX).  As of December 31, 2019 , the Company owns 61,516,508 shares (2,000,000 restricted shares related to issued promissory notes interest) of Imagion, resulting in a noncontrolling interest of approximately 12% of Imagion’s issued and outstanding common stock.  The Company elected to record the investment at fair value.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

BASIS OF CONSOLIDATION:

The consolidated financial statements include the accounts of Manhattan Scientific, Inc. and its wholly owned subsidiary, Metallicum. All significant intercompany balances and transactions have been eliminated.

The fiscal year end of the Company is December 31.

GOING CONCERN:

As of December 31, 2019, the Company has cumulative losses totaling $69,195,000 and negative working capital of $1,520,000. The Company had a net loss of $1,222,000 for the year ended December 31, 2019. These factors raise substantial doubt about the Company’s ability to continue within one year from the date of filing.  Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its technology as well as to generate revenues for other services. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The ability to continue as a going concern is dependent on our generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and/or obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

USE OF ESTIMATES:

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. A significant estimate includes the carrying value of the Company’s patents, fair value of the Company’s common stock, assumptions used in calculating the value of stock options, depreciation and amortization.

CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents for the purposes of the statement of cash flows.

CASH CONCENTRATION:

The Company’s cash accounts are fully insured up to $250,000. As of December 31, 2019 and 2018, none of the Company’s cash accounts exceeded the insured amounts.

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

DECEMBER 31, 2019 AND 2018

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

During the year ended December 31, 2019, the Company has not recorded impairment.

INTANGIBLE ASSETS:

License Agreements

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. At December 31, 2019 and 2018, the license agreements were fully amortized. Beginning in 2010, the Company was required to pay an annual license fee of $10,000 and may be required to pay royalties, as defined, to the licensors.

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

The Company sold the assets held for sale that were presented on the balance sheet as of December 31, 2018.  During the year ended December 31, 2018, the Company recorded impairment and adjusted the asset valuation to $1.2 million.  The Company sold the assets for a total of $1.2 million of which $300,000 was received during May 2019.  The remaining $900,000 will be collected during the next three years in equal increments on the anniversary date of the agreement, May 1.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

BASIC AND DILUTED LOSS PER SHARE

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of December 31, 2019 and 2018, 22,075,000, 9,700,000, 13,549,177 and 21,605,000, 28,943,182 and 13,549,177 stock options, warrants, and preferred stock, respectively, were excluded from the calculation of diluted loss per common share.

RESEARCH AND DEVELOPMENT:

Research and development costs are expensed as incurred and amounted to $8,000 and $52,000 for the years ended December 31, 2019 and 2018.

REVENUE RECOGNITION:

To date the only revenue generated is from the sale of field technology developed by Metallicum related to the Company’s nanotechnology, services provided and sample materials.

The Company recognizes revenue in accordance with generally accepted accounting principles as outlined in ASC 606, Revenue From Contracts with Customers, which consists of five steps to evaluating contracts with customers for revenue recognition: (i) identify the contract with the customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfied a performance obligation.

Revenue recognition occurs at the time we satisfy a performance obligation to our customers, when control transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. We only record revenue when collectability is probable.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of December 31, 2019 and 2018 because of the relative short term nature of these instruments.

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

As of the year ended December 31, 2019, the Company holds approximately 12% of the total issued and outstanding shares of Imagion and is reported under fair value method under ASC 320. Any change in the value is reported on the income statement as an unrealized gain or loss

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 – INVESTMENT IN IMAGION BIOSYSTEMS

As of December 31, 2019, the Company holds 61,516,508 shares of Imagion Biosystems (2,000,000 restricted shares for prepaid notes interests – see Note 8) that is 12% of Imagion’s total issued and outstanding common stock. Based upon Imagion’s trading price on December 31, 2019, $0.0175 per share, the fair value of the Imagion shares was $1,045,000.  During the year ended December 31, 2019, the Company recorded unrealized losses in its investments of $190,000.

As of December 31, 2018, the Company owned 64,099,476 shares of Imagion Biosystems (“Imagion”), resulting in a noncontrolling interest of 19% of Imagion’s issued and outstanding common stock. Based upon Imagion’s trading price on December 31, 2018, $0.021097 per share, the fair value of the Imagion shares was $1,352,000. During the year ended December 31, 2018, the Company recorded unrealized losses in its investment of $4,150,000.

NOTE 4 – CAPITAL TRANSACTIONS

Preferred Stock

The Company has a total of 1,000,000 shares of authorized preferred shares which are segregated into four classes of preferred stock.

The Company has 182,525 authorized shares of convertible, redeemable, 10 percent cumulative, Class A, Preferred Stock with $0.001 par value. One Class A, Preferred share is convertible into 50 restricted common shares and will be entitled to the number of votes equal to the number of shares of common stock into which such holder’s shares of Series A Preferred stock could be converted at the time of the vote. Class A, Preferred Stock is redeemable by the Company at $15 per share. Upon liquidation the holders of Series A Preferred stock will be entitled to be paid out of the assets available for distribution of the corporation an amount equal to $10 per share, before any payment will be made to the common shareholders. As of December 31, 2019 and 2018, no shares of Preferred Stock were issued and outstanding.

The Company has 250,000 authorized shares of Class B, Preferred Stock with $0.001 par value. Class B preferred shares are convertible at a rate of 1 Series B preferred share to 10 common shares.  Class B, Preferred Stock is not entitled to receive dividends unless dividends are paid on common stock. Upon liquidation Class B, Preferred Stock shall be treated as if it were converted to common stock prior to liquidation. As of December 31, 2019 and 2018, 49,999 and 49,999 shares of Preferred Stock were issued and outstanding, respectively.

The Company has 14,000 authorized shares of redeemable, convertible, Class C, Preferred Stock with $100 stated value. Class C, Preferred Stock is not entitled to receive dividends unless dividends are paid on common stock. Upon liquidation Class C, Preferred Stock shall be treated as if it were converted to common stock prior to liquidation. Class C, Preferred Stock is convertible at $100 divided by the 10 day average closing price of common stock. The Class C, Preferred Stock is redeemable by the Company at the stated value. As of December 31, 2019 and 2018, no shares of Preferred Stock were issued and outstanding.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

In the event the Holder terminates its consulting agreement or violates a non-compete covenant, then the Series D Preferred Shares shall be returned to the Company for cancellation and the Company shall be obligated on the Debt. As the Series D Preferred Stock is conditionally redeemable, the Company has recorded the Series D Preferred Stock as mezzanine equity in the accompanying consolidated balance sheet.  As of December 31, 2019 and 2018, 105,761 shares of Series D Preferred Shares were issued and outstanding.

The Company has 447,804 and 447,804 undesignated blank check preferred stock, $0.001 par value, authorized as of December 31, 2019 and 2018. The preferred shares are to be issued in such series and to have such rights, preferences, and designation as determine by the Board of Directors of the Company.

Common Stock

The Company has a total of 950,000,000 shares of authorized common shares. As of December 31, 2019 and 2018, 557,781,064 and 533,781,064 shares of common stock were issued and outstanding, respectively.

Stock activity during 2019 and 2018

During the year ended December 31, 2019, the Company issued 24,000,000 shares of common stock to its board of directors for services valued at $360,000. The shares were valued based on the market price of the Company’s common shares of $0.015 on the grant date.

The Company did not issue any shares of common stock during the years ended December 31, 2018.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Options

In January 2015, our Board of Directors adopted the 2015 Incentive Stock Plan (the "2015 Plan"). The purpose of this Plan is to provide incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2015 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2015 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2015 Plan available for grant at December 31, 2019 and 2018 was 4,000,000.

As of the year ended December 31, 2019, the Company issued 500,000 options to its advisors for services valued at approximately $7,000. The options are exercisable at $0.015 and have a life of 5 years.  The Company used the Black Scholes Merton model and the assumptions used were the stock price of $0.015, 180% volatility and discount rate of 2.25%.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2019, the most recently completed fiscal year.

At December 31, 2019, the 22,075,000 outstanding options had an aggregate intrinsic value of $1,579,770.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable
Outstanding as of December 31, 2017	21,855,000			21,855,000
Granted	-	$-	$-	-
Exercised	-	-	-	-
Expired	(250,000)	0.07	0.07	(250,000)
Outstanding as of December 31, 2018	21,605,000			21,605,000
Granted	500,000	-	-	500,000
Exercised	-	-	-	-
Expired	(30,000)	0.26	0.26	(30,000)
Outstanding as of December 31, 2019	22,075,000			22,075,000

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Exercise prices and weighted-average contractual lives of 22,075,000 stock options outstanding as of December 31, 2019 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	3,000,000	5.49	$0.05	3,000,000	$0.05
$0.06	6,000,000	4.87	$0.06	6,000,000	$0.06
$0.07	9,000,000	1.38	$0.07	9,000,000	$0.07
$0.08	575,000	5.64	$0.08	575,000	$0.08
$0.14	3,000,000	3.74	$0.14	3,000,000	$0.14
$0.02	500,000	4.50	$0.02	500,000	$0.02

The fair value for options granted were determined using the Black-Scholes option-pricing model.

Warrants:

The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2019.

	Warrants	Weighted average Exercise Price
Outstanding as of December 31, 2017	28,943,182	$0.07
Issued/Vested	-	-
Cancelled/Expired	-	-
Outstanding as of December 31, 2018	28,943,182	$0.07
Issued/Vested	-	-
Exercised	-	-
Cancelled/Expired	(19,243,182)	0.07
Outstanding as of December 31, 2019	9,700,000	$0.07

Date	Number of Warrants	Exercise Price	Contractual Life Remaining	Number of Shares Exercisable
April 2012	6,000,000	$0.05	0.8 years	6,000,000
March 2015	2,500,000	$0.12	0.2 years	2,500,000
July 2015	300,000	$0.05	0.5 years	300,000
August 2015	300,000	$0.05	0.6 years	300,000
September 2015	300,000	$0.05	0.7 years	300,000
October 2015	300,000	$0.05	0.8 years	300,000

	9,700,000			9,700,000

The fair value for warrants granted were determined using the Black-Scholes option-pricing model.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 5 – INCOME TAXES

Deferred tax assets are comprised of the following at December 31:

	2019	2018
Net operating loss carryforward	$13,536,000	$13,280,000
Temporary differences	6,988,000	6,988,000
Less valuation allowance	(20,542,000)	(20,268,000)
Deferred tax asset, net	-	-

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. At December 31, 2019 and 2018, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2019 and 2018, net operating loss carryforwards were approximately $51,357,000 and $50,135,000, respectively, for federal tax purposes that expire at various dates through 2031 and for state tax purposes expire through 2025.  For the years ended December 31, 2019 and 2018, the change in valuation is $20,542,000 and $20,268,000, respectively, and we have open tax years for 2017 through 2019.

For December 31, 2019 and 2018, the provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (21% in 2019 and 2018) to income taxes as follows:

	2019	2018
Tax benefit computed at 21%	$-	$-
Change in valuation allowance	274,000	3,334,000
Change in carryovers and tax attributes	(274,000)	(3,334,000)
Income tax provision	$-	$-

See below for rate reconciliation.

	2019	2018
Federal Tax statutory rate	21.00%	21.00%
Valuation allowance	(21.0)%	(21.0)%
Effective rate	0.00%	0.00%

NOTE 6 – COMMITMENTS AND CONTIGENCIES

Legal matter contingencies

The Company believes, based on current knowledge and after consultation with legal counsel, that it is not currently party to any material proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with ASC 450, “Contingencies” when warranted. Once established, such provisions are adjusted when there is more information available of when an event occurs requiring a change.

Lease

The Company leases a facility with terms of month to month for its headquarters and had a lease on a facility through April 2021. During the year ended December 31, 2019, the lease was assigned to a third party entity. The lease was able to be cancelled at any time with three months written notice before April 2020 and 2021, the anniversary dates of the lease. The Company adopted ASC 842 on January 1, 2019 and has evaluated that has no impact on the financial statements as under the practical expedient the leases consist of terms less than one year, and therefore is not required to capitalize the lease.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 7 – LICENSE AGREEMENT

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

During the year ended December 31, 2019, the Company received $50,000 as a minimum royalty payment, which is recognized in revenue for the year ended December 31, 2019.

NOTE 8 – NOTES PAYABLE

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

On October 17, 2019, the Company executed a secured note with a related party for $100,000. The secured note is due on October 17, 2022. The Company agreed that the note bears interest at 10% per annum, to be paid in advance in shares of Imagion Biosystems Limited common stock (IBX), calculated at $0.015 per share with 2 million shares of IBX common stock. The interest expense for the year ended December 31, 2019 was $3,400.  The Company recorded a debt discount for debt issue costs consisting of shares of IBX valued at $51,400.

On October 17, 2019, the Company executed a secured note with an individual for $ 50,000. The secured note is due on October 17, 2022. The Company agreed that the note bears interest at 10% per annum, to be paid in advance in shares of Imagion Biosystems Limited common stock (IBX), calculated at $0.015 per share with 1 million shares of IBX common stock. The interest expense for the year ended December 31, 2019 was $1,600.  The Company recorded a debt discount for debt issue costs consisting of shares of IBX valued at $25,700.

Notes payable	$150,000
Less: Discounts on notes payable	(72,000)
Notes payable, net of discounts	$78,000

During the year ended December 31, 2019, the Company recorded amortization of $5,100.  The balance of the debt discount was $72,000 as of December 31, 2019.

NOTE 9 – REVENUE

During the year ended December 31, 2019, the Company recorded revenue of $45,000 for which the services were performed and completed in 2018, but the Company performed an assessment and determined the collectability was not reasonably assured and did not record as revenue in 2018 per ASC 605. The original contract was dated in 2017. In 2019, the Company collected on the invoice and recorded revenue upon receipt of the funds.

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

During the year ended December 31, 2019, the Company issued 24,000,000 shares of common stock to its board of directors for services valued at $360,000.  The shares were valued based on the market price of the Company’s common shares of $0.015 on the grant date.

NOTE 11 – RELATED PARTY TRANSACTIONS

As of December 31, 2019 and 2018, the Company had accrued expenses to related parties of approximately $1,860,000 and $1,531,000.

As of December 31, 2019, the amounts are due to the Company’s sole officer for compensation $166,142 and the chairman of the board for compensation of $381,350 and the members of the board of directors of $37,500.  The amount due to a former officer of a wholly owned subsidiary of $1,275,000 which at his election can be paid in shares of common stock or options, and he has yet to make a determination.

As of December 31, 2018, the amounts are due to the Company’s sole officer for compensation $80,942 and the chairman of the board for compensation of $147,150 and the members of the board of directors of $22,500.  The amount due to a former officer of a wholly owned subsidiary of $1,275,000 which at his election can be paid in shares of common stock or options, and he has yet to make a determination.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were issued and there were no material subsequent events to disclose.

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

Management's Annual Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication. and (v) monitoring.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting as or December 31, 2017:

Resources: As of December 31, 2019, we had no full-time employees in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

ITEM 9B. OTHER INFORMATION

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages and biographical information of each of our directors and executive officers as of April 13, 2020 are set forth below. There are no existing family relationships between or among any of our executive officers or directors.

NAME	AGE	POSITION

Emmanuel Tsoupanarias	67	President and Chief Executive Officer, Director
Frank Georgiou	69	Director
Marvin Maslow	82	Chairman of the Board

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

CODE OF ETHICS

On March 31, 2005, we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Company’s Code of Ethics can be viewed obtained free of charge by sending a written request to the attention of the Company’s Chief Executive Officer, Emmanuel Tsoupanarias at 244 Fifth Avenue, Suite 2341, New York, New York, 10001.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation awarded by us to our executive officers for the fiscal years ended December 31, 2019 and 2018. Other than the Employment Agreement entered into between the Company and Emmanuel Tsoupanarias, our CEO, we do not have employment agreements with any of our other officers.

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Emmanuel Tsoupanarias	2019	186,000	--	--	--	--	--	--	186,000
CEO and Director	2018	186,000	--	--	--	--	--	--	186,000

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

Director Compensation

For the year ended December 31, 2019, for their service as directors, each of the directors received $1,250 per quarter.

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

OUTSTANDING EQUITY AWARDS

Name	Grant Date	Number of Securities Underlying Unexercised Warrants (#) Exercisable	Number of Securities Underlying Unexercised Warrants (#) Unexercisable (1)	Warrant Exercise Price ($)	Warrant Expiration Date

Emmanuel Tsoupanarias, Director and CEO	08/05/2011	6,000,000	-	$0.070	08/05/2021

Emmanuel Tsoupanarias, Director and CEO	06/30/2014	500,000	-	$0.140	06/30/2024

Frank Georgiou, Director	06/30/2014	500,000	-	$0.140	06/30/2024

Chris Theoharis, Former Director (2)	06/30/2014	500,000	-	$0.140	06/30/2024

Leonard Friedman, Former Director (1)	06/30/2014	500,000	-	$0.140	06/30/2024

Marvin Maslow, Chairman of the Board	06/30/2014	500,000	-	$0.140	06/30/2024

Leonard Friedman, Former Director (1)	06/30/2015	500,000	-	$0.08	06/30/2025

Marvin Maslow, Chairman of the Board	06/30/2015	500,000	-	$0.08	06/30/2025

Saraklis, Inc. (Emmanuel Tsoupanarias)	06/30/2015	500,000	-	$0.08	06/30/2025

Frank Georgiou, Director	06/30/2015	500,000	-	$0.08	06/30/2025

Chris Theoharis, Former Director (2)	06/30/2015	500,000	-	$0.08	06/30/2025

Leonard Friedman, Former Director (1)	06/30/2016	500,000	-	$0.06	06/30/2026

Marvin Maslow, Chairman of the Board	06/30/2016	500,000	-	$0.06	06/30/2026

Saraklis, Inc. (Emmanuel Tsoupanarias)	06/30/2016	500,000	-	$0.06	06/30/2026

Frank Georgiou, Director	06/30/2016	500,000	-	$0.06	06/30/2026

Chris Theoharis, Former Director (2)	06/30/2016	500,000	-	$0.06	06/30/2026

(1)	Mr. Friedman resigned as a director on January 3, 2018.
(2)	Mr. Theoharis resigned as a director on July 10, 2017.

Grant of Plan Based Awards

No plan-based awards were made during the fiscal year ended December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 27, 2019, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned. Share ownership in each case includes shares issuable upon exercise of options exercisable within 60 days of the date of this Annual Report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934 for purposes of computing the percentage of common stock owned by such person but not for purposes of computing the percentage owned by any other person. Unless otherwise indicated, the address of the below-listed persons is our address, 244 Avenue, Suite 2341, New York, New York 10001.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class (1)

Emmanuel Tsoupanarias (2)	29,700,106	5.3%
Leonard C. Friedman (3)	11,923,641	2.2%
Frank Georgiou (4)	29,937,075	5.4%
Chris Theoharis (4)	5,945,334	1.1%

Marvin Maslow (5)(6)	80,757,545	14.5%
Directors and Executive Officers as a group (5 persons)	158,263,701	28.4%

Total	158,263,701	28.4%

 ____________

(1)	This tabular information is intended to conform to Rule 13d-3 promulgated under the Securities Exchange Act of 1934 relating to the determination of beneficial ownership of securities. The percent of class is based on 557,781,064 shares and, for each beneficial owner, gives effect to the exercise of warrants or options exercisable within 60 days of the date of this table owned, in each case, by the person or group whose percentage ownership is set forth herein.
(2)	Includes 10,200,106 shares owned by Saraklis Inc. ("Saraklis"), a corporation controlled by Mr. Tsoupanarias, options for Saraklis to purchase 8,000,000 shares.
(3)	Mr. Friedman resigned as a director on January 3, 2018. Includes 2,500,000 shares owned in joint tenancy with his wife, options to purchase 1,500,000 shares.
(4)	Mr. Theoharis resigned as a director on July 10, 2017. Includes options to purchase 1,500,000 shares.
(5)	Includes 28,628,273 shares of Common Stock, options to purchase 26,500,000 shares.
(6)	Includes 105,761 shares of Series D Preferred Stock on an as converted basis. The Series D Preferred Stock has a conversion price of $0.055 and a stated value of $10.00 per share. Each share of Series D Preferred Stock is convertible into such number of shares of common stock of the Company as determined by dividing stated value by the conversion price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by our independent auditors for the fiscal years ended December 31, 2019 and 2018:

Fee Category	Fiscal 2019	Fiscal 2018

Audit and audit related fees	$24,500	$39,000
Tax fees	-	-
Other fees	-	-
Total fees	$24,500	$39,000

Audit Fees. Consists of aggregate fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance. There were no tax services provided in fiscal years ended December 31, 2019 and 2018.

Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal years ended December 31, 2019 and 2018.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April 2020.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on April 14, 2020 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Emmanuel Tsoupanarias	Chief Executive Officer, President, Director
Emmanuel Tsoupanarias	(Principal Executive, Financial and Accounting Officer)

/s/ Frank Georgiou	Director
Frank Georgiou

/s/ Marvin Maslow	Chairman of the Board
Marvin Maslow

