Form 10-Q
period 2020-03-31
MANHATTAN SCIENTIFICS INC
filed 2020-05-20
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2020

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

 _________________________________________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

There were 557,781,064 shares outstanding of registrant’s common stock, par value $0.001 per share, as of May 20, 2020.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash	$241,000	$261,000
Prepaid expenses	18,000	13,000
Due from the sale of assets - current portion	300,000	300,000
Total current assets	559,000	574,000

Investment in equity securities	408,000	1,045,000
Property and equipment, net	8,000	4,000
Due from the sale of assets	600,000	600,000
Other assets	2,000	2,000
Total assets	$1,577,000	$2,225,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$1,504,000	$1,510,250
Accrued expenses — related parties	667,000	583,750
Total current liabilities	2,171,000	2,094,000

Long-term liabilities:
Notes payable, net of discounts	85,000	78,000
Total long-term liabilities	85,000	78,000
Total liabilities	2,256,000	2,172,000

Commitments and Contingencies - Note 7

Series D convertible preferred, authorized 105,761 shares, 105,761 and 105,761 shares issued and outstanding, respectively	1,058,000	1,058,000

STOCKHOLDERS’ DEFICIT
Capital stock $.001 par value
Preferred, authorized 447,804 shares, 0 and 0 shares issued, and outstanding, respectively	-	-
Class A Convertible Preferred, authorized 182,525, 0 and 0 shares issued and outstanding, respectively	-	-
Class B Convertible Preferred, authorized 250,000, 49,999 and 49,999 shares issued and outstanding, respectively	-	-
Class C Redeemable Convertible Preferred, authorized 14,000, 0 and 0 shares issued and outstanding, respectively	-	-
Common, authorized 950,000,000 shares, 557,781,064 and 557,781,064 shares issued, and outstanding, respectively	558,000	558,000
Additional paid-in-capital	67,632,000	67,632,000
Accumulated deficit	(69,927,000)	(69,195,000)
Total stockholders' deficit	(1,737,000)	(1,005,000)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$1,577,000	$2,225,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2020	2019

Revenue	$-	$-

Operating costs:
General and administrative expenses	169,000	220,000
Research and development	3,000	1,000

Total operating costs and expenses	172,000	221,000

Loss from operations before other income and expenses	(172,000)	(221,000)

Other income and (expenses):
Loss on fair value adjustment of investments	(553,000)	(215,000)
Interest expense	(7,000)	-
Total other income (expense)	(560,000)	(215,000)

NET LOSS	$(732,000)	$(436,000)

LOSS PER COMMON SHARE:

Weighted average number of common shares outstanding (Basic)	557,781,064	533,781,064

Basic loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding (Diluted)	557,781,064	533,781,064

Diluted loss per common share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Three Months Ended March 31, 2020
(unaudited)

	Preferred Stock $0.001 Par Value		Common Stock		Additional		Total
	Series B		$0.001 Par Value		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance
December 31, 2019	49,999	-	557,781,064	558,000	67,632,000	(69,195,000)	(1,005,000)

Net Loss						(732,000)	(732,000)

Blance
March 31, 2020	49,999	-	557,781,064	558,000	67,632,000	(69,927,000)	(1,737,000)

For the Three Months Ended March 31, 2019
(unaudited)

	Preferred Stock $0.001 Par Value		Common Stock		Additional		Total
	Series B		$0.001 Par Value		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance
December 31, 2018	49,999	-	533,781,064	534,000	67,289,000	(67,973,000)	(150,000)

Net Loss						(436,000)	(436,000)

Blance
March 31, 2019	49,999	-	533,781,064	534,000	67,289,000	(68,409,000)	(586,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(732,000)	$(436,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	1,000
Loss on fair value adjustment of investments	553,000	215,000
Amortization of debt discount	7,000	-
Changes in:
Prepaid expenses	(5,000)	(6,000)
Accounts payable and accrued expenses	77,000	117,000
Deposit for asset sale	-	10,000

Net cash used in operating activities	(100,000)	(99,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(4,000)	(2,000)
Proceeds from sale of investments	84,000	-

Net cash provided by (used in) investing activities	80,000	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	50,000
Net cash provided by financing activities	-	50,000

NET DECREASE IN CASH	(20,000)	(51,000)
CASH, BEGINNING OF PERIOD	261,000	87,000

CASH, END OF PERIOD	$241,000	$36,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2019, filed on April 14, 2020. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.  The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

As of March 31, 2020, the Company has cumulative losses totaling $69,927,000 and negative working capital of $1,612,000. The Company incurred a net loss of $732,000 for the three months ended March 31, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Because of these conditions, the Company will require additional working capital to develop business operations. Management’s plans are to raise additional working capital through the continued licensing of its technology as well as to generate revenues for other services. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

CASH CONCENTRATION:

The Company’s cash accounts are federally insured up to $250,000 for each financial institution we hold our accounts in. As of March 31, 2020 and December 31, 2019, we had cash balances of $0 and $0 exceeding the federally insured limits.

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

INTANGIBLE ASSETS:

License Agreements

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. At March 31, 2020 and December 31, 2019, the license agreements were fully amortized. Beginning in 2010, the Company was required to pay an annual license fee of $10,000 and may be required to pay royalties, as defined, to the licensors.

DUE FROM THE SALE OF ASSETS:

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

During the year ended December 31, 2019, the Company sold the assets held for sale that were presented on the balance sheet as of December 31, 2018.  During the year ended December 31, 2018, the Company recorded impairment and adjusted the asset valuation to $1.2 million.  The Company sold the assets for a total of $1.2 million of which $300,000 was received during the year ended December 31, 2019.  The remaining $900,000 will be collected during the next three years in equal increments on the anniversary date of the agreement, May 1.  During May 2020, the Company received $300,000 and reduced the due from the sale of assets.   As of March 31, 2020, the Company evaluated the collectability and determined that no allowance is needed at this time due to the payment history with this third party and the subsequent receipt of funds.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company recognized the fair value of financial instruments in accordance with  FASB ASC 820, Fair Value Measurements and Disclosures, “Fair Value Measurements”, which provides a framework for measuring fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Our financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2020 and December 31, 2019, consisted of the following:

	Total fair value at March 31, 2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in equity securities	$408,000	$408,000	$-	$-

	Total fair value at December 31, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in equity securities	$1,045,000	$1,045,000	$-	$-

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of March 31, 2020 and December 31, 2019 because of the relative short term nature of these instruments.

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

As of March 31, 2020, the Company holds approximately 11% of the total issued and outstanding shares of Imagion and is reported under fair value method under ASC 320.  Management determined that it was appropriate to carry its investment in Imagion at fair value because the investment is traded on the Australian stock exchange and has daily trading activity and is a better indicator of value.  The investments are re-measured at the end of each quarter based on the trading price and converted from AUD to USD.  Any change in the value is reported on the income statement as an unrealized gain or loss.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

ACCOUNTING FOR LEASES

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

BASIC AND DILUTED LOSS PER SHARE

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.  As of March 31, 2020 and 2019, 31,697,917 and 50,798,182, respectively, dilutive shares were excluded from the calculation of diluted loss per common share as the effect of these shares on earnings per share would have been anti-dilutive.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

STOCK BASED COMPENSATION

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

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies, and adds certain disclosure requirements related to fair value measurements in ASC Topic 820. This guidance is effective for public companies in fiscal years beginning after December 15, 2019, with early adoption permitted. Effective January 1, 2020, we adopted ASU 2018-13.  The implementation of this standard did not have any material impact on our consolidated financial statements.

The Company does not expect the adoption of recently issued accounting pronouncements to have a potential impact on the Company’s results of operations, financial position or cash flow.

The Company has evaluated all recent accounting pronouncements and none are expected to have a material impact on the condensed consolidated financial statements except “Fair Value measurements.”

NOTE 3 – INVESTMENT IN EQUITY SECURITIES (IMAGION BIOSYSTEMS)

As of March 31, 2020, the Company owns 56,516,508 shares of Imagion (1,000,000 restricted shares for prepaid notes interests – see Note 4), resulting in a noncontrolling interest of Imagion’s issued and outstanding common stock. Initially, the Company held approximately 31% of Imagion’s total issued and outstanding common stock and was later was decreased to approximately 11%. Based upon Imagion’s trading price on March 31, 2020, approximately $0.007 per share, the fair value of the Imagion shares was approximately $408,000.  During the three months ended March 31, 2020, the Company recorded a loss in its investment of $553,000.

On March 25, 2020, Imagion announced that shareholders will be offered two new shares for every five shares held at March 30, 2020. With new share, shareholders will receive a free attaching new option. New option will have an exercise price of 3 cents (Australian currency) and term of three years. The offer will close on April 20, 2020. The Company has the right to buy 22,606,603 new shares of Imagion and the market value at March 31, 2020 is $13,813.  The Company elected not to purchase additional shares of Imagion and the option expired in April 2020.

During the three months ended March 31, 2020, the Company sold 4,000,000 shares of Imagion and received cash proceeds of $84,000.

Below is reconciliation for the changes to the investment in Imagion for the three months ended March 31, 2020:

Balance as of December 31, 2019	$1,045,000
Change due to the sale of securities	(84,000)
Change in the fair value of securities	(553,000)
Balance as of March 31, 2020	$408,000

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

NOTE 4 – NOTES PAYABLE

On October 17, 2019, The Company executed a secured note with a related party, a director of the Company, for $100,000. The secured note is due on October 17, 2022. The Company agreed that the note bears interest at 10% per annum, to be paid in advance in shares of Imagion Biosystems Limited common stock (IBX), calculated at $0.0257 per share with 2 million shares of IBX common stock. The amortization of debt discount for the three months ended March 31, 2020 was $4,600.

On October 17, 2019, The Company executed a secured note with an individual for $50,000. The secured note is due on October 17, 2022. The Company agreed that the note bears interest at 10% per annum, to be paid in advance in shares of Imagion Biosystems Limited common stock (IBX), calculated at $0.0257 per share with 1 million shares of IBX common stock. The amortization of debt discount for the three months ended March 31, 2020 was $2,400.

As of March 31, 2020
Notes payable	$150,000
Less: Discounts on notes payable	(65,000)
Notes payable, net of discounts	$85,000

NOTE 5 – OPTIONS AND WARRANTS

A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable
Outstanding as of December 31, 2019	22,075,000	$0.07	$.07	22,075,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding as of March 31, 2020	22,075,000	$0.07	$0.07	22,075,000

Exercise prices and weighted-average contractual lives of 22,075,000 stock options outstanding as of March 31, 2020 are as follows:

		Options Outstanding	Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
$0.05	3,000,000	5.24	3,000,000
$0.06	6,000,000	4.62	6,000,000
$0.07	9,000,000	1.13	9,000,000
$0.08	575,000	0.68	575,000
$0.14	3,000,000	4.24	3,000,000
$0.02	500,000	4.25	500,000

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

The fair value for options granted were determined using the Black-Scholes option-pricing model.

Warrants:

The Company issued the following warrants at the corresponding weighted average exercise price as of March 31, 2020.

	Number of Warrants	Exercise Price Per Share	Weighted Average Exercise Price	Number of Warrants Exercisable
Outstanding as of December 31, 2019	9,700,000	$0.07	$0.07	9,700,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(2,500,000)	0.12	0.12	(2,500,000)
Outstanding as of March 31, 2020	7,200,000			7,200,000

Grant date	Number of Warrants	Exercise Price	Contractual Life Remaining	Number of Shares Exercisable
April 2012	6,000,000	$0.05	0.6 years	6,000,000
July 2015	300,000	$0.05	0.2 years	300,000
August 2015	300,000	$0.05	0.3 years	300,000
September 2015	300,000	$0.05	0.4 years	300,000
October 2015	300,000	$0.05	0.5 years	300,000

	7,200,000			7,200,000

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

During the three months ended March 31, 2020, the Company received $0 as a minimum royalty payment.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

Lease

The Company leases a facility with terms of month to month for its headquarters and had a lease on a facility through April 2021. During the year ended December 31, 2019, the lease was assigned to a third party entity. The lease was able to be cancelled at any time with three months written notice before April 2020 and 2021, the anniversary date of the lease. The Company adopted ASC 842 on January 1, 2019 and which had no impact on the financial statements as under the practical expedient the leases consist of terms less than one year, and therefore is not required to be capitalized.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of March 31, 2020 and December 31, 2019, the Company had accrued expenses to related parties of approximately $667,000 and $583,750.  During the three months ended March 31, 2020, the Company reclassified $1,276,000 from accrued expenses related party to accrued expenses after the Company reevaluated its related party transactions.

As of March 31, 2020, the amounts are due to the Company’s sole officer for compensation $188,000 and the chairman of the board for compensation of $439,000 and the members of the board of directors of $40,000.

As of March 31, 2020 and December 31, 2019, the Company had $100,000 and $100,000, respectively, of principal balance of notes payable due to a director of the Company. (See Note 4)

NOTE 9 – SUBSEQUENT EVENTS

As of the filing date, the Coronavirus (“COVID-19”) has caused significant volatility in global markets, including the market price of our securities. The demand for our products and services has decreased and the ability of our customers to make payments for the products and services they purchased has been negatively impacted.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2020 to the date these financial statements were issued, and there were no other material subsequent events to disclose in these financial statements, except as noted.

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

On May 31, 2011, we entered into an Agreement and Plan of Reorganization to acquire Senior Scientific. The total purchase price was 21,668,000 restricted shares of our common stock (less 7,667,000 shares previously issued pursuant to an option agreement). As a result of this acquisition, Senior Scientific owned patented technologies that can use biosafe nanoparticles and sensitive magnetic sensors to detect and measure cancer cells in biopsies or in the human body with the potential to transform how cancer is detected and treated. On November 17, 2016, Senior Scientific merged with and into Imagion, a Nevada company. Following the merger, Imagion held all of the liabilities, obligations and assets of Senior Scientific and the Company continued as the sole equity holder of Imagion. On November 29, 2016, the Company announced a plan to have Imagion pursue an IPO and listing on the Australian Stock Exchange (ASX). As of March 31, 2020, Manhattan Scientifics presently owns 55,516,508 shares of Imagion, with a fair market value of approximately $408,000, based upon the closing price per share of Imagion common stock on the Australian Stock Exchange. The Company accounts for its investment in Imagion in accordance with ASC 825-10 and elected fair value option. We initially held 31% of the total issued and outstanding shares of Imagion and had one seat on the Board of Directors of Imagion. The guidance allows entities to elect to measure certain financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value. Investments over which an investor has the ability to exercise significant influence are eligible for the fair value option as they represent recognized financial assets. When the fair value option is elected for an instrument, all subsequent changes in fair value for that instrument are reported in earnings. As of March 31, 2020, we hold approximately 12% of the total issued and outstanding shares of Imagion and no longer have a seat on the Board of Directors of Imagion.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THREE MONTHS ENDED MARCH 31, 2019

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day-to-day operating expenses. General and administrative expenses were $169,000 for the three months ended March 31, 2020 compared with $220,000 for the three months ended March 31, 2019. The primary decrease in general and administrative expenses was the result of the decrease in accounting and legal expenses.

RESEARCH AND DEVELOPMENT. Research and development was $3,000 for the three months ended March 31, 2020 compared with $1,000 for the three months ended March 31, 2019. The decrease in research and development was based on the departure of its chief scientist and the Company was in the process of licensing its technology a third party.

OTHER INCOME (EXPENSES). Total other expense for the three months ended March 31, 2020 totaled $560,000 compared to $215,000 for the three months ended March 31, 2019. This is primarily attributable to the loss on fair value adjustments of its investment in Imagion during the period.

NET LOSS. During the three months ended March 31, 2020, the Company incurred a net loss of $732,000, compared to a net loss of $436,000 for the three months ended March 31, 2019. The increase in the net loss is mainly attributable to the increase in the loss on fair value adjustment.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ deficit totaled $1,737,000 on March 31, 2020 and the working capital deficit was $1,612,000 on such date. We had a decrease of $20,000 in cash and cash equivalents for the three months ended March 31, 2020.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, investor relations services, public relations services, bookkeeping services, consultant services, and rent; and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of March 31, 2020, we had $241,000 in cash. We believe our current cash position is not sufficient to maintain our operations for the next twelve months. Accordingly, we will need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

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

Intangible Assets:

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

Due from the Sale of Assets:

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

During the year ended December 31, 2019, the Company sold the assets held for sale that were presented on the balance sheet as of December 31, 2018. During the year ended December 31, 2018, the Company recorded impairment and adjusted the asset valuation to $1.2 million. The Company sold the assets for a total of $1.2 million of which $300,000 was received during the year ended December 31, 2019. The remaining $900,000 will be collected during the next three years in equal increments on the anniversary date of the agreement, May 1. During May 2020, the Company received $300,000 and reduced the due from the sale of assets. As of March 31, 2020, the Company evaluated the collectability and determined that no allowance is needed at this time due to the payment history with this third party and the subsequent receipt of funds.

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

Accounting for Leases:

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

Fair Value Measurements:

The Company recognized the fair value of financial instruments in accordance with FASB ASC 820, Fair Value Measurements and Disclosures, “Fair Value Measurements”, which provides a framework for measuring fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of March 31, 2020 and December 31, 2019 because of the relative short term nature of these instruments.

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

As of March 31, 2020, the Company holds approximately 11% of the total issued and outstanding shares of Imagion and is reported under fair value method under ASC 320. Management determined that it was appropriate to carry its investment in Imagion at fair value because the investment is traded on the Australian stock exchange and has daily trading activity and is a better indicator of value. The investments are re-measured at the end of each quarter based on the trading price and converted from AUD to USD. Any change in the value is reported on the income statement as an unrealized gain or loss.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2020 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

(b) Changes In Internal Control Over Financial Reporting

During the quarter ended March 31, 2020, the Company prepared written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions. There were no other changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2020, we were not a party to any material litigation, claim or suite whose outcome could have a material effect on our financial statements.

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

WE ARE EVALUATING THE EFFECTS OF COVID-19 ON OUR BUSINESS OPERATIONS.

While the complete impact on our business from the recent outbreak of the COVID-19 coronavirus is unknown at this time and difficult to predict, various aspects of our business are being adversely affected by it and may continue to be adversely affected.

As of the date hereof, COVID-19 has been declared a pandemic by the World Health Organization, has been declared a National Emergency by the United States Government and has resulted in several states being designated disaster zones. COVID-19 coronavirus caused significant volatility in global markets, including the market price of our securities. The spread of COVID-19 coronavirus has caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. In addition, certain states and municipalities have enacted, and additional cities are considering, quarantining and “shelter-in-place” regulations which severely limit the ability of people to move and travel, and require non-essential businesses and organizations to close.

Thus far, these restrictions have adversely affected our business, results of operations and financial condition. It is unclear how such restrictions, should they continue for an extended period, which will contribute to a general slowdown in the global economy, will affect our business, results of operations, financial condition, and our future strategic plans.

To date, the demand for our products and services has decreased and the ability of our customers to make payment for the products and services they purchased has been negatively impacted. It is unclear how a prolonged outbreak with travel, commercial and other similar restrictions, may adversely affect our business operations and the business operations of our customers and suppliers. However, we anticipate a prolonged period will have a negative effect on our business operations.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of May, 2020.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Name:	Emmanuel Tsoupanarias
Title:	Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

