Form 10-Q
period 2020-06-30
MANHATTAN SCIENTIFICS INC
filed 2020-08-19
CIK 1099132

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal quarter ended June 30, 2020

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

There were 557,781,064 shares outstanding of registrant’s common stock, par value $0.001 per share, as of August 19, 2020.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash	$459,000	$261,000
Prepaid expenses	12,000	13,000
Due from the sale of assets - current portion	300,000	300,000
Total current assets	771,000	574,000

Investment in equity securities	1,070,000	1,045,000
Property and equipment, net	7,000	4,000
Due from the sale of assets	300,000	600,000
Other assets	2,000	2,000
Total assets	$2,150,000	$2,225,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$1,503,000	$1,510,250
Accrued expenses — related parties	707,000	583,750
Total current liabilities	2,210,000	2,094,000

Long-term liabilities:
Notes payable, net of discounts	91,000	78,000
Total long-term liabilities	91,000	78,000
Total liabilities	2,301,000	2,172,000

Commitments and Contingencies - Note 7

Series D convertible preferred mandatory redeemable, authorized 105,761 shares, 105,761 and 105,761 shares issued and outstanding, respectively	1,058,000	1,058,000

STOCKHOLDERS’ DEFICIT
Capital stock $.001 par value
Preferred, authorized 447,804 shares, 0 and 0 shares issued, and outstanding, respectively	-	-
Class A Convertible Preferred, authorized 182,525, 0 and 0 shares issued and outstanding, respectively	-	-
Class B Convertible Preferred, authorized 250,000, 49,999 and 49,999 shares issued and outstanding, respectively	-	-
Class C Redeemable Convertible Preferred, authorized 14,000, 0 and 0 shares issued and outstanding, respectively	-	-
Common, authorized 950,000,000 shares, 557,781,064 and 557,781,064 shares issued, and outstanding, respectively	558,000	558,000
Additional paid-in-capital	67,632,000	67,632,000
Accumulated deficit	(69,399,000)	(69,195,000)
Total stockholders' deficit	(1,209,000)	(1,005,000)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$2,150,000	$2,225,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2020	2019	2020	2019

Revenue	$50,000	$50,000	$50,000	$50,000

Operating costs:
General and administrative expenses	176,000	538,000	345,000	758,000
Research and development	2,000	2,000	5,000	3,000

Total operating costs and expenses	178,000	540,000	350,000	761,000

Income (Loss) from operations before other income and expenses	(128,000)	(490,000)	(300,000)	(711,000)

Other income and (expenses):
Gain (Loss) on fair value adjustment of investments	662,000	(418,000)	109,000	(633,000)
Interest expense	(6,000)	-	(13,000)	-
Total other income (expense)	656,000	(418,000)	96,000	(633,000)

NET INCOME (LOSS)	$528,000	$(908,000)	$(204,000)	$(1,344,000)

INCOME (LOSS) PER COMMON SHARE:

Weighted average number of common shares outstanding (Basic)	557,781,064	547,759,086	557,781,064	540,808,688

Basic Income (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding (Diluted)	579,204,001	547,759,086	557,781,064	540,808,688

Diluted Income (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Six Months Ended June 30, 2020
(unaudited)

	Preferred Stock $0.001 Par Value		Common Stock		Additional		Total
	Series B		$0.001 Par Value		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance
December 31, 2019	49,999	$-	557,781,064	$558,000	$67,632,000	$(69,195,000)	$(1,005,000)

Net Loss						(732,000)	(732,000)

Balance
March 31, 2020	49,999	-	557,781,064	558,000	67,632,000	(69,927,000)	(1,737,000)

Net Income	-	-	-	-	-	528,000	528,000

Balance
June 30, 2020	49,999	$-	557,781,064	$558,000	$67,632,000	$(69,399,000)	$(1,209,000)

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Six Months Ended June 30, 2019
(unaudited)

	Preferred Stock $0.001 Par Value		Common Stock		Additional		Total
	Series B		$0.001 Par Value		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance
December 31, 2018	49,999	$-	533,781,064	$534,000	$67,289,000	$(67,973,000)	$(150,000)

Net Loss						(436,000)	(436,000)

Balance
March 31, 2019	49,999	-	533,781,064	534,000	67,289,000	(68,409,000)	(586,000)

Common stock issued for services	-	-	24,000,000	24,000	336,000	-	360,000

Options issued for services	-	-	-	-	7,000	-	7,000

Net Loss	-	-	-	-	-	(908,000)	(908,000)

Balance
June 30, 2019	49,999	$-	557,781,064	$558,000	$67,632,000	$(69,317,000)	$(1,127,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(204,000)	$(1,344,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	360,000
Stock options issued/vested for services	-	7,000
Depreciation and amortization	1,000	2,000
Loss/ (Gain) on fair value adjustment of investments	(109,000)	632,000
Amortization of debt discount	13,000	-
Changes in:
Prepaid expenses	1,000	(1,000)
Accounts payable and accrued expenses	116,000	189,000

Net cash used in operating activities	(182,000)	(155,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(4,000)	(2,000)
Proceeds from sale of assets held for sale	300,000	300,000
Proceeds from sale of investments	84,000	-

Net cash provided by investing activities	380,000	298,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments for notes payable	-	(50,000)
Proceeds from notes payable	-	50,000
Net cash provided by financing activities	-	-

NET DECREASE IN CASH	198,000	143,000
CASH, BEGINNING OF PERIOD	261,000	87,000

CASH, END OF PERIOD	$459,000	$230,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Operating results for the three and six-months period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

As of June 30, 2020, the Company has cumulative losses totaling $69,399,000 and negative working capital of $1,439,000. The Company had a net loss of $204,000 for the six months ended June 30, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Because of these conditions, the Company will require additional working capital to develop business operations. Management’s plans are to raise additional working capital through the continued licensing of its technology as well as to generate revenues for other services. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

CASH CONCENTRATION:

The Company’s cash accounts are federally insured up to $250,000 for each financial institution we hold our accounts in. As of June 30, 2020 and December 31, 2019, we had cash balances of $191,000 and $0 exceeding the federally insured limits.

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

INTANGIBLE ASSETS:

License Agreements

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. At June 30, 2020 and December 31, 2019, the license agreements were fully amortized. Beginning in 2010, the Company was required to pay an annual license fee of $10,000 and may be required to pay royalties, as defined, to the licensors.

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

During the year ended December 31, 2019, the Company sold the assets held for sale that were presented on the balance sheet as of December 31, 2018. During the year ended December 31, 2018, the Company recorded impairment and adjusted the asset valuation to $1.2 million. The Company then sold the assets for a total of $1.2 million of which $300,000 was received during the year ended December 31, 2019 and $300,000 was received in May 2020. The remaining $600,000 will be collected during the next two years in equal increments on the anniversary date of the agreement, May 1. As of June 30, 2020, the Company evaluated the collectability and determined that no allowance is needed at this time due to the payment history with this third party and the subsequent receipt of funds.

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

The Company generated 100% of the revenue from one customer for the six months period ended June 30, 2020.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Our financial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2020 and December 31, 2019, consisted of the following:

	Total fair value at June 30, 2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in equity securities	$1,070,000	$1,070,000	$-	$-

	Total fair value at December 31, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in equity securities	$1,045,000	$1,045,000	$-	$-

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of June 30, 2020 and December 31, 2019 because of the relative short term nature of these instruments.

Investments in equity securities

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

As of June 30, 2020, the Company holds approximately 7% of the total issued and outstanding shares of Imagion and is reported under fair value method under ASC 320. Management determined that it was appropriate to carry its investment in Imagion at fair value because the investment is traded on the Australian stock exchange and has daily trading activity and is a better indicator of value. The investments are re-measured at the end of each quarter based on the trading price and converted from AUD to USD. Any change in the value is reported on the income statement as an unrealized gain or loss in other income (expense).

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

BASIC AND DILUTED LOSS PER SHARE

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of June 30, 2020 and 2019, 31,397,917and 40,105,000, respectively, dilutive shares were excluded from the calculation of diluted loss per common share as the effect of these shares on earnings per share would have been anti-dilutive; however, dilutive shares were included from the calculation of diluted income common shares for the three months ended June 30, 2020.

The following table shows the computation of basic and diluted earnings (loss) per share for the three- and six-months periods ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Numerator:
Net income	$528,000	$(908,000)	$(204,000)	$(1,344,000)

Denominator:
Weighted-average basic shares outstanding	557,781,064	547,759,086	557,781,064	540,808,688
Effect of dilutive securities	1,422,937	-	-	-
Weighted-average diluted shares	579,204,001	547,759,086	557,781,064	540,808,688

Basic earnings (loss) per share	$0.00	$(0.00)	$(0.00)	$(0.00)
Diluted earnings (loss) per share	$0.00	$(0.00)	$(0.00)	$(0.00)

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

JUNE 30, 2020

(UNAUDITED)

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

NOTE 3 – INVESTMENT IN EQUITY SECURITIES (IMAGION BIOSYSTEMS)

As of June 30, 2020, the Company owns 56,516,508 shares of Imagion (1,000,000 restricted shares for prepaid notes interests have not been transferred – see Note 4), resulting in a noncontrolling interest of Imagion’s issued and outstanding common stock. Initially, the Company held approximately 31% of Imagion’s total issued and outstanding common stock and later was decreased to approximately 7%. Based upon Imagion’s trading price on June 30, 2020, approximately $0.019 per share, the fair value of the Imagion shares was approximately $1,070,000. During the three and six months ended June 30, 2020, the Company recorded a gain on its investment of $662,000 and $109,000, receptively.

On March 25, 2020, Imagion announced that shareholders will be offered two new shares for every five shares held at March 30, 2020. With new share, shareholders will receive a free attaching new option. New option will have an exercise price of 3 cents (Australian currency) and term of three years. The offer closed on April 20, 2020. The Company had the right to buy 22,606,603 new shares of Imagion and the market value at March 31, 2020 is $13,813. The Company elected not to purchase additional shares of Imagion and the option expired in April 2020.

During the six months ended June 30, 2020, the Company sold 4,000,000 shares of Imagion and received cash proceeds of $84,000.

Below is reconciliation for the changes to the investment in Imagion for the six months ended June 30, 2020:

Balance as of December 31, 2019	$1,045,000
Change due to the sale of securities	(84,000)
Change in the fair value of securities	109,000
Balance as of June 30, 2020	$1,070,000

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 4 – NOTES PAYABLE

On October 17, 2019, The Company executed a secured note with a related party for $100,000. The secured note is due on October 17, 2022. The Company agreed that the note bears interest at 10% per annum, to be paid in advance in shares of Imagion Biosystems Limited common stock (IBX), calculated at $0.015 per share with 2 million shares of IBX common stock. The amortization of debt discount for the six months ended June 30, 2020 was $8,600.

On October 17, 2019, The Company executed a secured note with an individual for $50,000. The secured note is due on October 17, 2022. The Company agreed that the note bears interest at 10% per annum, to be paid in advance in shares of Imagion Biosystems Limited common stock (IBX), calculated at $0.015 per share with 1 million shares of IBX common stock. The amortization of debt discount for the six months ended June 30, 2020 was $4,300.

Notes payable	$150,000
Less: Discounts on notes payable	(59,000)
Notes payable, net of discounts	$91,000

NOTE 5 – OPTIONS AND WARRANTS

A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable
Outstanding as of December 31, 2019	22,075,000	$0.07	$0.07	22,075,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding as of June 30, 2020	22,075,000	$0.07	$0.07	22,075,000

Exercise prices and weighted-average contractual lives of 22,075,000 stock options outstanding as of June 30, 2020 are as follows:

		Options Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
$0.05	3,000,000	5.00	3,000,000
$0.06	6,000,000	4.37	6,000,000
$0.07	9,000,000	0.89	9,000,000
$0.08	575,000	0.44	575,000
$0.14	3,000,000	4.00	3,000,000
$0.02	500,000	4.00	500,000

The fair value for options granted were determined using the Black-Scholes option-pricing model.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

Warrants:

The Company issued the following warrants at the corresponding weighted average exercise price as of June 30, 2020.

	Number of Warrants	Exercise Price Per Share	Weighted Average Exercise Price	Number of Warrants Exercisable
Outstanding as of December 31, 2019	9,700,000	$0.07	$0.07	9,700,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(2,800,000)	0.12	0.12	(2,800,000)
Outstanding as of June 30, 2020	6,900,000	$0.05	$0.05	6,900,000

Grant date	Number of Warrants	Exercise Price	Contractual Life Remaining	Number of Shares Exercisable
April 2012	6,000,000	$0.05	0.3 years	6,000,000
August 2015	300,000	$0.05	0.1 years	300,000
September 2015	300,000	$0.05	0.2 years	300,000
October 2015	300,000	$0.05	0.3 years	300,000

	6,900,000			6,900,000

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

During the six months ended June 30, 2020, the Company received $50,000 as a royalty payment.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Lease

The Company leases a facility with terms of month to month for its headquarters and had a lease on a facility through April 2021. During the year ended December 31, 2019, the lease was assigned to a third party entity. The lease could be cancelled at any time with three months written notice before April 2021, the anniversary date of the lease. The Company adopted ASC 842 on January 1, 2019 and which had no impact on the financial statements as under the practical expedient the leases consist of terms less than one year, and therefore is not required to be capitalized.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of June 30, 2020 and December 31, 2019, the Company had accrued expenses to related parties of approximately $707,000 and $583,750. During the six months ended June 30, 2020, the Company reclassified $1,276,000 from accrued expenses related party to accrued expenses after the Company reevaluated its related party transactions.

As of June 30, 2020, the amounts are due to the Company’s sole officer for compensation $187,000 and the chairman of the board for compensation of $476,000 and the members of the board of directors of $44,000.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2020 to the date these financial statements were issued, and there were no other material subsequent events to disclose in these financial statements, except as noted.

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

The Company operates as a technology incubator that seeks to acquire, develop and commercialize life-enhancing technologies in various fields, with emphasis in the areas of nanotechnology. Nanotechnology is the use and manipulation of matter on an atomic and molecular scale. To achieve this goal, the Company is actively seeking to identify emerging technologies through strategic alliances with scientific laboratories, educational institutions, scientists and leaders in industry and government. The Company and its executives have a long-standing relationship with Los Alamos Laboratories in New Mexico.

Metallicum

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

On May 1, 2019, Manhattan Scientifics, Inc., a Delaware corporation (the “Company”), and Metallicum, Inc., a wholly-owned subsidiary of the Company, entered into an Overarching Agreement with a non-affiliated third party (“Third Party”), providing for an exclusive license by the Company of its ECAP technology to the Third Party for a term of 17 years unless terminated sooner, a sublicense by the Company to the Third Party of its rights under that certain Exclusive Field-of-Use Patent License Agreement dated January 5, 2009 entered with The Los Alamos National Laboratory for a term until the expiration of the last valid claim to expire of the patents pursuant to such agreement and the sale by the Company of ECAP-C machines to the Third party. As part of the above license agreements, the Company will receive royalty payments, including minimum payments, based on a percentage of the Third Party’s sales. The Company anticipates royalty income as the nanotitanium is commercialized for use in medial prosthetics. Royalties will be 10% on sales of licensed dental products and an average of 5% in all other sales of licensed products. We expect to start earing royalties in 2021.

Imagion

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

As of June 30, 2020, Manhattan Scientifics presently owns 55,516,508 shares of Imagion, with a fair market value of approximately $408,000, based upon the closing price per share of Imagion common stock on the Australian Stock Exchange. The Company accounts for its investment in Imagion in accordance with ASC 825-10 and elected fair value option. We initially held 31% of the total issued and outstanding shares of Imagion and had one seat on the Board of Directors of Imagion. The guidance allows entities to elect to measure certain financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value. Investments over which an investor has the ability to exercise significant influence are eligible for the fair value option as they represent recognized financial assets. When the fair value option is elected for an instrument, all subsequent changes in fair value for that instrument are reported in earnings. As of June 30, 2020, we hold approximately 7% of the total issued and outstanding shares of Imagion and no longer have a seat on the Board of Directors of Imagion.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO THREE MONTHS ENDED JUNE 30, 2019

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day-to-day operating expenses. General and administrative expenses were $176,000 for the three months ended June 30, 2020 compared with $538,000 for the three months ended June 30, 2019. The primary decrease in general and administrative expenses was the result of the decrease in stock-based compensation and legal expenses.

RESEARCH AND DEVELOPMENT. Research and development costs were $2,000 for the three months ended June 30, 2020 compared with $2,000 for the three months ended June 30, 2019.

OTHER INCOME (EXPENSES). Total other income for the three months ended June 30, 2020 totaled $656,000 compared to the expenses of $418,000 for the three months ended June 30, 2019. This is primarily attributable to the gain on fair value adjustments of its investment in Imagion during the period.

NET INCOME (LOSS). During the three months ended June 30, 2020, the Company had net income of $528,000, compared to a net loss of $908,000 for the three months ended June 30, 2019. This is primarily attributable to the income from license agreement, gain on fair value adjustments of its investment and the decrease in general and administrative expenses.

SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO SIX MONTHS ENDED JUNE 30, 2019

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day-to-day operating expenses. General and administrative expenses were $345,000 for the six months ended June 30, 2020 compared with $758,000 for the six months ended June 30, 2019. The primary decrease in general and administrative expenses was the result of the decrease in stock-based compensation and legal expenses.

RESEARCH AND DEVELOPMENT. Research and development costs were $5,000 for the six months ended June 30, 2020 compared with $3,000 for the six months ended June 30, 2019.

OTHER INCOME (EXPENSES). Total other income for the six months ended June 30, 2020 totaled $96,000 compared to the other expense of $633,000 for the six months ended June 30, 2019. This is primarily attributable to the gain on fair value adjustments of its investment in Imagion during the period.

NET LOSS. During the six months ended June 30, 2020, the Company had a net loss of $204,000, compared to $1,344,000 for the six months ended June 30, 2019. This is primarily attributable to the income from license agreement, gain on fair value adjustments of its investment and the decrease in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ deficit totaled $1,209,000 on June 30, 2020 and the working capital deficit was $1,439,000 on such date. We had an increase of $198,000 in cash and cash equivalents for the six months ended June 30, 2020.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, investor relations services, public relations services, bookkeeping services, consultant services, and rent; and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of June 30, 2020, we had $458,000 in cash. We believe our current cash position is not sufficient to maintain our operations for the next twelve months. Accordingly, we will need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

On October 17, 2019, we executed a secured note with our only independent director for $100,000 and a secured note with an unrelated party for $50,000. The secured notes are due on October 17, 2022. The Company agreed that the notes bear interest at 10% per annum, to be paid in advance with shares of Imagion Biosystems Limited common stock (“IBX”), calculated at $0.015 per share or 3,000,000 shares of IBX. We currently do not plan any further sale or issuance of IBX common stock to raise funds for operations. To fund operations, we plan on relying on payments of $600,000, to be collected during the next two years in equal increments from the sale of assets in 2019 and future royalties from the Metallicum license.

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

Investment in Equity Securities:

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

As of June 30, 2020, the Company holds approximately 7% of the total issued and outstanding shares of Imagion and is reported under fair value method under ASC 320. Management determined that it was appropriate to carry its investment in Imagion at fair value because the investment is traded on the Australian stock exchange and has daily trading activity and is a better indicator of value. The investments are re-measured at the end of each quarter based on the trading price and converted from AUD to USD. Any change in the value is reported on the income statement as an unrealized gain or loss.

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

During the year ended December 31, 2019, the Company sold the assets held for sale that were presented on the balance sheet as of December 31, 2018. During the year ended December 31, 2018, the Company recorded impairment and adjusted the asset valuation to $1.2 million. The Company then sold the assets for a total of $1.2 million of which $300,000 was received during the year ended December 31, 2019 and $300,000 was received in May 2020. The remaining $600,000 will be collected during the next two years in equal increments on the anniversary date of the agreement, May 1. As of June 30, 2020, the Company evaluated the collectability and determined that no allowance is needed at this time due to the payment history with this third party and the subsequent receipt of funds.

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

Basic and Diluted Loss Per Share:

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. As of June 30, 2020 and 2019, 31,397,917and 40,105,000, respectively, dilutive shares were excluded from the calculation of diluted loss per common share as the effect of these shares on earnings per share would have been anti-dilutive; however, dilutive shares were included from the calculation of diluted income common shares for the three months ended June 30, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of June 30, 2020 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

(b) Changes In Internal Control Over Financial Reporting

During the quarter ended June 30, 2020, the Company prepared written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions. There were no other changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of June 30, 2020, we were not a party to any material litigation, claim or suite whose outcome could have a material effect on our financial statements.

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

An investment in our Common Stock involves a high degree of risk. If you decide to buy our securities, you should be able to afford a complete loss of your investment.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of August, 2020.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Name:	Emmanuel Tsoupanarias
Title:	Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

