Form 10-Q/A
period 2020-06-30
MANHATTAN SCIENTIFICS INC
filed 2020-08-24
CIK 1099132

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

EXPLANATORY NOTE

This Amendment No.1 to our Quarterly Report on Form 10-Q/A (the “10-Q/A”) amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, as originally filed with the Securities and Exchange Commission on August 19, 2020 (the “original Form 10-Q”).

The purpose of this Form 10-Q/A is to disclose the financials in XBRL format, which were not disclose in the Original Form 10-Q. No additional changes, revisions, or updates have been made to the original Form 10-Q in this Form 10-Q/A. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date.

2

Table of Contents

ITEM 6. EXHIBITS

Index to Exhibits

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

EX-101.INS**	XBRL Instance Document

EX-101.SCH**	XBRL Taxonomy Extension Schema Document

EX-101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF**	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB**	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

_________________

* Previously filed

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

3

Table of Contents

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of August, 2020.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Name:	Emmanuel Tsoupanarias
Title:	Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

4