Form 10-K
period 2020-12-31
MANHATTAN SCIENTIFICS INC
filed 2021-04-15
CIK 1099132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2020 was $5,182,759 based upon a closing price of $0.011 on June 30, 2020. For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of April 14, 2021 there were 559,281,064 shares of common stock issued and outstanding.

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

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

COMPANY HISTORY AND OVERVIEW

Manhattan Scientifics, Inc. (the “Company” or “Manhattan Scientifics”), a Delaware corporation, was established on July 31, 1992 and has one operating wholly-owned subsidiary: Metallicum, Inc., (“Metallicum”). The Company also holds a 5%, noncontrolling interest in Imagion Biosystems, Inc. (f/k/a Senior Scientific LLC) (“Imagion”).Manhattan Scientifics is focused on technology transfer and commercialization of these transformative technologies.

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

On May 31, 2011, we entered into an Agreement and Plan of Reorganization to acquire Senior Scientific. The total purchase price was 21,668,000 restricted shares of our common stock (less 7,667,000 shares previously issued pursuant to an option agreement). As a result of this acquisition, Senior Scientific owned patented technologies that can use biosafe nanoparticles and sensitive magnetic sensors to detect and measure cancer cells in biopsies or in the human body with the potential to transform how cancer is detected and treated. On November 17, 2016, Senior Scientific merged with and into Imagion, a Nevada company. Following the merger, Imagion held all of the liabilities, obligations and assets of Senior Scientific and the Company continued as the sole equity holder of Imagion. On June 30, 2017, Imagion completed its initial public offering and listing on the Australian Stock Exchange (ASX).As of December 31, 2020, the Company owns 53,516,508 shares of Imagion (1,000,000 restricted shares), now resulting in a noncontrolling interest of approximately 5% of Imagion’s issued and outstanding common stock decreased primarily as a result of dilutive issuances by Imagion. Based upon Imagion’s latest trading price of approximately $0.11 per share, the fair value of the Imagion shares is approximately $5,875,000.

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

The Company is not engaged in the business of investing, reinvesting, or trading in securities. The Company has not sold some of its investments on the open market.

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

In September 2009, the Company entered into a contract with Carpenter to sell certain nanostructured metal technologies acquired from Metallicum, its wholly owned subsidiary, to Carpenter and to provide sub-license rights to Carpenter covering license agreements that the Company has from Los Alamos Laboratories. In January 2013, the Company entered into a licensing agreement with a party granting certain licensing rights to the Company's nanostructured metal technology. On February 11, 2015, the Company and Carpenter entered into a Settlement Agreement and Mutual Release pursuant to which the parties provided a full release of one another, Carpenter paid the Company $8,000,000, Carpenter transferred to the Company all intellectual and physical property that was part of the original agreement, Carpenter agreed to provide follow-up technical assistance and Carpenter provided a list of all customers and contacts. Following the return of the Company’s nanostructured metal technology, the Company has commenced exploring strategic alternatives for its Metallicum division. At this time we are exploring and working with partner companies in the fields of titanium dental implants, titanium and magnesium medical devices, high voltage aluminum conductors as well as oil and gas field applications.

INTELLECTUAL PROPERTY / RESEARCH AND DEVELOPMENT

In June 2008, we acquired Metallicum and its licensed rights to patented technology. The technology is comprised of three US Patents (US Patent numbers 7152448, 6197129 and 6399215) for which Metallicum (subsequently, Manhattan) had been assigned an exclusive license rights by Los Alamos National Security LLC (LANL). Under the license rights, Metallicum had all rights, title and interest throughout the world in and to any and all inventions, original works of authorship, developments, concepts, know-how, and improvements on the patents or trade secrets whether or not patentable or registerable under copyright or similar laws. The purchase price paid for these licenses was $305,000, which represents its fair value. The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years.

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

CUSTOMERS AND SUPPLIERS

For the years ended December 31, 2020 and 2019, one and two customers generated all of our revenue. We did not have any significant suppliers.

EMPLOYEES

As of December 31, 2020, we had no full-time employees. We do not expect any significant change in the total number of employees in the near future. Most of our research and development work has been performed by employees of our various research and development independent contractors (see below). We have historically indirectly funded the salaries of these individuals through our contract research and development payments to their employers. Although not technically our employees, we have considered these individuals to be an integral part of our research and development team. None of our employees or contractors are members of any union or collective bargaining organization. We consider our relationships with independent contractor employees to be good.

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

The Company’s officer and its directors spend substantially all of their time managing the Company’s business of developing and licensing its intellectual property in the metals industry.

ITEM 1A. RISK FACTORS

Item 1A Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. DESCRIPTION OF PROPERTIES

Our principal executive office is at 244 Fifth Avenue, Suite 2341, New York, New York, 10001. We lease approximately 300 square feet of office space on a month-to-month basis. The aggregate annual rent for this office space was $719 in 2020.

Since October 2016, we lease an approximately 3,000 square foot office at 331 Corporate Circle, Golden, CO 80401. In June 2019, we entered into an assignment and assumption of lease with the landlord and another entity for two years and is set to expire in April 2021.The average aggregate annual rent for this space is $30,360.

We believe our facilities are adequate for our current and planned business operations.

ITEM 3. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of December 31, 2020, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements other than the litigation described above which was subsequently settled.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are currently trading on the OTCQB operated by www.otcmarkets.com.The following table sets forth for the periods indicated, the high and low per share bid information for our common stock for the fiscal years ended December 31, 2020 and December 31, 2019, as reported by www.otcmarkets.com. Such high and low bid information reflects inter-dealer quotes, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

As of April 15, 2021, there were 559,281,064 shares of common stock of the issuer issued and outstanding and approximately 635 record shareholders.

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

2020 and 2019

During the year ended December 31, 2020, the Company issued 1,500,000 shares of common stock for services valued at $24,000. The shares were valued based on the market price of the Company’s common shares of $0.016 on the grant date.

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

Securities Authorized for Issuance under Equity Incentive Plans

The 2000 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2000 Plan allows for the issuance of incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2000 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2000 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2000 Plan available for grant at December 31, 2020 was 18,869,763.

In November 2004, our Board of Directors adopted the 2004 Consultant Stock Plan (the "2004 Plan"). The purpose of this 2004 Consultant Stock Plan is to advance our interests by helping us obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock. We reserved 2,000,000 shares of our Common Stock for awards to be made under the 2004 Plan. We filed a registration statement on Form S-8 with the SEC on November 26, 2004 to register the shares underlying the 2004 plan. The 2004 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2004 Plan. The number of shares under the 2004 Plan available for grant at December 31, 2020 was 500,000.

On May 9, 2005, our Board of Directors adopted the 2005 Equity Compensation Plan (the "2005 Plan"). The purpose of this Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success, by offering them an opportunity to participate in the our future performance through awards of Options, the right to purchase Common Stock and Stock Bonuses. We reserved 10,000,000 shares of our Common Stock for awards to be made under the 2005 Plan. The 2005 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee, or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2005 Plan. We filed a registration statement on Form S-8 with the SEC on June 8, 2005 to register the shares underlying the 2005 plan. The number of shares under the 2006 Plan available for grant at December 31, 2020 was -0-.

In January 2015, our Board of Directors adopted the 2015 Incentive Stock Plan (the "2015 Plan"). The purpose of this Plan is to provide incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2015 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2015 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2015 Plan available for grant at December 31, 2020 was 4,000,000.

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2020.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	23,369,763
Total	—	—	23,369,763

A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable
Outstanding as of December 31, 2018	21,605,000			21,605,000
Granted	500,000	$0.015	$0.015	500,000
Exercised	-	-	-	-
Expired	(30,000)	0.26	0.26	(30,000)
Outstanding as of December 31, 2019	22,075,000			22,075,000
Granted	-	-	-	500,000
Exercised	-	-	-	-
Expired	(3,575,000)	0.07	0.07	(3,575,000)
Outstanding as of December 31, 2020	18,500,000			18,500,000

Exercise prices and weighted-average contractual lives of 18,500,000 stock options outstanding as of December 31, 2020 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.02	500,000	3.50	$0.02	500,000	$0.02
$0.05	3,000,000	4.50	$0.05	3,000,000	$0.05
$0.06	6,000,000	3.87	$0.06	6,000,000	$0.06
$0.07	6,000,000	0.59	$0.07	6,000,000	$0.07
$0.14	3,000,000	3.50	$0.14	3,000,000	$0.14

The fair value for options granted were determined using the Black-Scholes option-pricing model. At December 31, 2020, the 18,500,000 outstanding options had an aggregate intrinsic value of $1,340,000.

Warrants:

The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2020.

	Warrants	Weighted average Exercise Price
Outstanding as of December 31, 2018	28,943,182	$0.07
Issued/Vested	-	-
Cancelled/Expired	(19,243,182)	-
Outstanding as of December 31, 2019	9,700,000	$0.07
Issued/Vested	-	-
Exercised	-	-
Cancelled/Expired	(9,700,000)	0.07
Outstanding as of December 31, 2020	-	$-

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

Metallicum

In June 2008, we acquired Metallicum and its licensed patented technology. We entered into a stock purchase agreement with Metallicum to acquire all of the outstanding capital in exchange for 15,000,000 restricted shares of our common stock. An additional 15,000,000 shares of our common stock will be payable to Metallicum in the event of meeting certain milestones. On December 31, 2011, one milestone was met. Metallicum was granted an exclusive license by The Los Alamos National Laboratory on patents related to nanostructured metals. In September 2009, we entered into a technology transfer agreement and sale with Carpenter Technology Corporation, (“Carpenter”) wherein Carpenter was to fully develop, manufacture and market a new class of high strength metals. On February 11, 2015, the Company and Carpenter entered into a Settlement Agreement and Mutual Release pursuant to which the parties provided a full release of one another, Carpenter paid the Company $8,000,000, Carpenter transferred to the Company all intellectual and physical property that was part of the original agreement, Carpenter agreed to provide follow-on technical assistance and Carpenter provided a list of all customers and contacts.

On May 1, 2019, Manhattan Scientifics, Inc., a Delaware corporation (the “Company”), and Metallicum, Inc., a wholly-owned subsidiary of the Company, entered into an Overarching Agreement with a non-affiliated third party (“Third Party”), providing for an exclusive license by the Company of its ECAP technology to the Third Party for a term of 17 years unless terminated sooner, a sublicense by the Company to the Third Party of its rights under that certain Exclusive Field-of-Use Patent License Agreement dated January 5, 2009 entered with The Los Alamos National Laboratory for a term until the expiration of the last valid claim to expire of the patents pursuant to such agreement and the sale by the Company of ECAP-C machines to the Third party. As part of the above license agreements, the Company will receive royalty payments, including minimum payments, based on a percentage of the Third Party’s sales. The Company anticipates royalty income as the nanotitanium is commercialized for use in medial prosthetics.Royalties will be 10% on sales of licensed dental products and an average of 5% in all other sales of licensed products. We expect to start earning royalties in 2021.

Imagion

On May 31, 2011, we entered into an Agreement and Plan of Reorganization to acquire Senior Scientific. The total purchase price was 21,668,000 restricted shares of our common stock (less 7,667,000 shares previously issued pursuant to an option agreement). As a result of this acquisition, Senior Scientific owned patented technologies that can use biosafe nanoparticles and sensitive magnetic sensors to detect and measure cancer cells in biopsies or in the human body with the potential to transform how cancer is detected and treated. On November 17, 2016, Senior Scientific merged with and into Imagion, a Nevada company.Following the merger, Imagion held all of the liabilities, obligations and assets of Senior Scientific and the Company continued as the sole equity holder of Imagion. On November 29, 2016, the Company announced a plan to have Imagion pursue an IPO and listing on the Australian Stock Exchange (ASX).

As of December 31, 2020, Manhattan Scientifics presently owns 53,516,508 shares of Imagion, with a fair market value of approximately $5,875,000, based upon the closing price per share of Imagion common stock on the Australian Stock Exchange. The Company accounts for its investment in Imagion in accordance with ASC 825-10 and elected fair value option. We initially held 31% of the total issued and outstanding shares of Imagion and had one seat on the Board of Directors of Imagion. The guidance allows entities to elect to measure certain financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value. Investments over which an investor has the ability to exercise significant influence are eligible for the fair value option as they represent recognized financial assets. When the fair value option is elected for an instrument, all subsequent changes in fair value for that instrument are reported in earnings. As of December 31, 2020, we hold approximately 5% of the total issued and outstanding shares of Imagion and no longer have a seat on the Board of Directors of Imagion.

Novint

We made an investment in Novint Technologies Inc. (“Novint”) in 2001. Novint is currently engaged in the development and sale of 3D haptics products and equipment. Haptics refers to one’s sense of touch and Novint’s focus is in the consumer interactive computer gaming market. The Company owns 1,028,425 shares of Novint’s common stock.The fair value of the Novint shares are not recorded on the balance sheet as of December 31, 2020.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2020 COMPARED TO YEAR ENDED DECEMBER 31, 2019

REVENUES. In the year ended December 31, 2020, we recognized $50,000 in revenue compared to $97,000 of revenue recognized for the year ended December 31, 2019. The decrease is attributable to services performed and completed in the year of 2019.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day-to-day operating expenses. General and administrative expenses were $714,000 for the year ended December 31, 2020 compared with $1,114,000 for the year ended December 31, 2019. The primary decrease in general and administrative expense was the result of the decrease in stock-based compensation and legal expenses.

RESEARCH AND DEVELOPMENT. Research and development expenses consist of consultants and contractors. Research and development expenses were $11,000 for the year ended December 31, 2020 compared with $8,000 for the year ended December 31, 2019.

OTHER INCOME AND (EXPENSES). Total other income for the year ended December 31, 2020 totaled $4,989,000, compared to the other expenses (loss) of $197,000 for the year ended December 31, 2019. This is primarily attributable to the gain on fair value adjustments of its investment in Imagion and offset in part by an increase in interest expense.

INCOME (LOSS). As of the year ended December 31, 2020, the Company has a net income of $4,314,000, compared to the net loss of $1,222,000 for the year ended December 31, 2019. This is primarily attributable to the gain on fair value adjustment of investment in Imagion and a decrease in general and administrative expenses, offset in part by a decrease in revenues and an increase in interest expense.

LIQUIDITY AND PLAN OF OPERATIONS

Stockholders’ equity totaled $4,674,000 on December 31, 2020 and the working capital deficit was $(347,000) on such date. We had an increase of $92,000 in cash and cash equivalents for the year ended December 31, 2020.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, and professional services and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of December 31, 2020, we had $353,000 in cash. We believe our current cash position may not sufficient to maintain our operations for the next twelve months. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

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

CASH FLOW INFORMATION

The Company had cash and cash equivalents of approximately $353,000 and $261,000 at December 31, 2020 and 2019, respectively. This represents an increase in cash of $92,000.

OPERATING ACTIVITIES

The Company used approximately $388,000 of cash for operating activities in the year ended December 31, 2020 as compared to using $316,000 of cash for operating activities in the year ended December 31, 2019. The reason for the increase in cash used for operating activities is a lower increase in current liabilities partially offset by a lower net loss after adjustment for non-cash items.

INVESTING ACTIVITIES

The Company received approximately $480,000 of cash for investing activities in the year ended December 31, 2020 as compared to receiving $340,000 of cash for investing activities in the year ended December 31, 2019. This increase in cash received in investing activities, is primarily attributed to proceeds from sale of investment of Imagion Biosystems shares and the collection of proceeds from the sale of assets.

FINANCING ACTIVITIES

The Company received $0 of cash for financing activities in the year ended December 31, 2020 as compared to receiving $150,000 of cash for financing activities in the year ended December 31, 2019. This decrease in cash received in financing activities, is primarily attributed to cash proceeds from notes payables in the year of 2019.

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

As of December 31, 2020, the Company holds approximately 5% of the total issued and outstanding shares of Imagion and is reported under fair value method under ASC 320. Management determined that it was appropriate to carry its investment in Imagion at fair value because the investment is traded on the Australian stock exchange and has daily trading activity and is a better indicator of value. The investments are re-measured at the end of each quarter based on the trading price and converted from AUD to USD. Any change in the value is reported on the income statement as an unrealized gain or loss.

Stock-Based Compensation:

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

Immediately before classification as held for sale, the assets are remeasured at the lower of their carrying amount and fair value less costs to sell. Any impairment loss on initial classification as held for sale and subsequent gains and losses on remeasurement are recognized in profit or loss.Gains are not recognized in excess of any cumulative impairment loss.

During the year ended December 31, 2019, the Company sold the assets held for sale that were presented on the balance sheet as of December 31, 2018. During the year ended December 31, 2018, the Company recorded impairment and adjusted the asset valuation to $1.2 million. On May 1, 2020, the Company received $300,000 for sale of assets for a total of$1.2 million during the year ended December 31, 2019.The remaining $600,000 will be collected during the next two years in equal increments on the anniversary date of the agreement, May 1.As of December 31, 2020, the Company evaluated the collectability and determined that no allowance is needed at this time due to the payment history with this third party and the subsequent receipt of funds.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Manhattan Scientifics, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Manhattan Scientifics, Inc. ("the Company") as of December 31, 2020, the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2020 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit,  negative cash flows from operations, and negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

Critical Audit Matter Description

As described further in Note 2 to the financial statements, the Company has an accumulated deficit, has negative cash flows from operations, and negative working capital. Accordingly, the Company has determined that these factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to obtain sufficient capital contributions, financing and/or generate revenues. Management plans to address the concerns as needed by securing additional funding and currently retains consultants for that purpose. Management has concluded that these plans do not alleviate the substantial doubt related to its ability to continue as a going concern.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s available capital and the risk of bias in management’s judgments and assumptions in their determination.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

•

We performed testing procedures such as analytical procedures to identify conditions and events that indicate there could be substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time.

•	We reviewed and evaluated management's plans for dealing with adverse effect of these conditions and events.

•	We inquired of Company management and reviewed company records to assess whether there are additional factors that contribute to the uncertainties disclosed.

•	We assessed whether the Company’s determination that there is substantial doubt about its ability to continue as a going concern was adequately disclosed.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company's auditor since 2020.

Draper, UT

April 15, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Manhattan Scientifics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Manhattan Scientifics, Inc.  (the “Company”) as of December 31, 2019 and the related statements of operations, stockholders’ (deficit), and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”).   In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the result of its operations and its cash flow for the year ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

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

April 14, 2020

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$353,000	$261,000
Prepaid expenses	12,000	13,000
Due from the sale of assets - current portion	300,000	300,000
Total current assets	665,000	574,000

Investment in equity securities	5,875,000	1,045,000
Property and equipment, net	6,000	4,000
Due from the sale of assets	300,000	600,000
Other assets	2,000	2,000
Total assets	$6,848,000	$2,225,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$159,000	$1,510,250
Accrued expenses — related parties	853,000	583,750
Total current liabilities	1,012,000	2,094,000

Long-term liabilities:
Notes payable, net of discounts	104,000	78,000
Total long-term liabilities	104,000	78,000
Total liabilities	1,116,000	2,172,000

Commitments and Contingencies - Note 7

Series D convertible preferred mandatory redeemable, authorized 105,761 shares, 105,761 and 105,761 shares issued and outstanding, respectively	1,058,000	1,058,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock $.001 par value
Preferred, authorized 447,804 shares, 0 and 0 shares issued, and outstanding, respectively	-	-
Class A Convertible Preferred, authorized 182,525, 0 and 0 shares issued and outstanding, respectively	-	-
Class B Convertible Preferred, authorized 250,000, 49,999 and 49,999 shares issued and outstanding, respectively	-	-
Class C Redeemable Convertible Preferred, authorized 14,000, 0 and 0 shares issued and outstanding, respectively	-	-
Common, authorized 950,000,000 shares, 559,281,064 and 557,781,064 shares issued, and outstanding, respectively	559,000	558,000
Additional paid-in-capital	68,996,000	67,632,000
Accumulated deficit	(64,881,000)	(69,195,000)
Total stockholders' equity (deficit)	4,674,000	(1,005,000)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,848,000	$2,225,000

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED
	DECEMBER 31,
	2020	2019

Revenue	$50,000	$97,000

Operating costs:
General and administrative expenses	714,000	1,114,000
Research and development	11,000	8,000

Total operating costs and expenses	725,000	1,122,000

Loss from operations	(675,000)	(1,025,000)

Other income (expense):
Gain (Loss) on fair value adjustment of investments	5,014,000	(192,000)
Interest expense	(25,000)	(5,000)
Total other income (expense)	4,989,000	(197,000)

NET INCOME (LOSS)	$4,314,000	$(1,222,000)

INCOME (LOSS) PER COMMON SHARE:

Weighted average number of common shares outstanding (Basic)	558,322,048	549,364,626

Basic Income (loss) per common share	$0.01	$(0.00)

Weighted average number of common shares outstanding (Diluted)	593,051,310	549,364,626

Diluted Income (loss) per common share	$0.01	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2020 and 2019

	Preferred Stock $0.001 Par Value		Common Stock		Additional
	Series B		$0.001 Par Value		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2018	49,999	$-	533,781,064	$534,000	$67,289,000	$(67,973,000)	$(150,000)

Common stock issued for services	-	-	24,000,000	24,000	336,000	-	360,000

Stock options issued for services	-	-	-	-	7,000	-	7,000

Net loss						(1,222,000)	(1,222,000)

Balance December 31, 2019	49,999	-	557,781,064	558,000	67,632,000	(69,195,000)	(1,005,000)

Reclassification of liabilities to equity	-	-	-	-	1,341,000	-	1,341,000

Common stock issued for services	-	-	1,500,000	1,000	23,000	-	24,000

Net income	-	-	-	-	-	4,314,000	4,314,000

Balance December 31, 2020	49,999	$-	559,281,064	$559,000	$68,996,000	$(64,881,000)	$4,674,000

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED
	DECEMBER 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,314,000	$(1,222,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Common stock issued for services	24,000	360,000
Stock options issued/vested for services	-	7,000
Depreciation and amortization	2,000	2,000
Loss (Gain) on fair value adjustment of investments	(5,014,000)	192,000
Amortization of debt discount	26,000	5,000
Changes in:
Prepaid expenses	1,000	(2,000)
Accounts payable and accrued expenses	(10,250)	342,000
Accounts payable and accrued expenses - related party	269,250	-

Net cash used in operating activities	(388,000)	(316,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(4,000)	-
Proceeds from sale of assets held for sale	300,000	300,000
Proceeds from sale of investments	184,000	40,000

Net cash provided by investing activities	480,000	340,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	150,000
Net cash provided by financing activities	-	150,000

NET INCREASE IN CASH	92,000	174,000
CASH, BEGINNING OF PERIOD	261,000	87,000

CASH, END OF PERIOD	$353,000	$261,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Original Issue Discount in the form of IBX shares	$-	$77,100
Reclassification of liabilities to equity	$1,341,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

In January 2009, the Company entered into a patent license agreement with Los Alamos National Security, LLC for the exclusive licensing use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. Pursuant to such agreement the Company provided a non-refundable fee and 2,000,000 shares of common stock. Additionally, the Company is required to pay an annual license fee which started in February 2010 and royalties on future net sales.

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

On November 17, 2016, Senior Scientific merged with and into Imagion Biosystems, Inc., a Nevada corporation (“Imagion”). Following the merger, Imagion held all of the liabilities, obligations and assets of Senior Scientific and the Company continued as the sole equity holder of Imagion.  On June 30, 2017, Imagion completed an IPO and listing on the Australian Stock Exchange (ASX).  As of December 31, 2020 , the Company owns 53,516,508 shares (1,000,000 restricted shares related to issued promissory notes interest) of Imagion, resulting in a noncontrolling interest of approximately 5% of Imagion’s issued and outstanding common stock.  The Company elected to record the investment at fair value.

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

DECEMBER 31, 2020 AND 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

BASIS OF CONSOLIDATION:

The consolidated financial statements include the accounts of Manhattan Scientific, Inc., its wholly owned subsidiary Metallicum. All significant intercompany balances and transactions have been eliminated.

GOING CONCERN:

As of December 31, 2020, the Company has an accumulated deficit of $(64,881,000) and negative working capital of $347,000. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its technology as well as to generate revenues for other services. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

The ability to continue as a going concern is dependent on out generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plan include selling our equity securities and/or obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

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

CASH CONCENTRATION:

The Company’s cash accounts are fully insured up to $250,000. As of December 31, 2020 and 2019, the Company had cash accounts exceeding insured amount totaling $143,000 and $0, respectively.

PROPERTY AND EQUIPMENT:

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets, the useful lives range between 3-10 years, using the straight-line method for financial statement purposes.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represented its fair value. The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At December 31, 2020 and 2019, the license agreements were fully amortized. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At December 31, 2020 and 2019, the license agreements were fully amortized. Beginning in 2010, the Company was required to pay an annual license fee of $10,000 and may be required to pay royalties, as defined, to the licensors.

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

During the year ended December 31, 2019, the Company sold the assets held for sale that were presented on the balance sheet as of December 31, 2018.  During the year ended December 31, 2018, the Company recorded impairment and adjusted the asset valuation to $1.2 million.  The Company sold the assets for a total of $1.2 million of which $300,000 was received during the year ended December 31, 2019.  The remaining $900,000 will be collected during the next three years in equal increments on the anniversary date of the agreement, May 1.  During May 2020, the Company received $300,000 and reduced the due from the sale of assets.   As of December 31, 2020, the Company evaluated the collectability and determined that no allowance is needed at this time due to the payment history with this third party and the subsequent receipt of funds.

MARKETABLE SECURITIES

The Company considers securities with original maturities of greater than 90 days to be available for sale securities. Securities under this classification are recorded at fair value and unrealized gains and losses within other income (loss). The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. If the criteria are not met, the Company evaluates whether the decline in fair value has resulted from a credit loss or other factors. In making this assessment, management considers, among other factors, the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized costs basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other income (loss). For the year ended December 31, 2020, no allowance was recorded for credit losses.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

During June 2019, the Company entered into an assignment and assumption of lease with the landlord and another entity for the lease term through April 2021. The average aggregate annual rent for this space is $30,360.

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

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net income (loss) per share excludes the dilutive effect of stock options or warrants and convertible notes Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of December 31, 2020 and 2019, 0 and 31,775,000, respectively, dilutive shares were excluded from the calculation of diluted loss per common share, as the effect of these shares on earnings per share would have been anti-dilutive; however, dilutive shares were included from the calculation of diluted income common shares for the year ended December 31, 2020.

The following table shows the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2020 and 2019:

	The Years Ended
	December 31, 2020	December, 2019
Numerator:
Net income (loss)	$4,314,000	$(1,222,000)

Denominator:
Weighted-average basic shares outstanding	558,322,048	549,364,626
Effect of dilutive securities	34,729,262	-
Weighted-average diluted shares	593,051,310	549,364,626

Basic earnings (loss) per share	$0.01	$(0.00)
Diluted earnings (loss) per share	$0.01	$(0.00)

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

RESEARCH AND DEVELOPMENT:

Research and development costs are expensed as incurred and amounted to $11,000 and $8,000 for the years ended December 31, 2020 and 2019.

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

STOCK-BASED COMPENSATION:

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

The Company designates cash equivalents (consisting of money market funds) and investments in securities of publicly traded companies as Level 1. The total amount of the Company’s investment classified as Level 3 is de minimis. Fair value of financial instruments: The carrying amounts of financial instruments, including short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of December 31, 2020 and 2019 because of the relative short term nature of these instruments.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

As of the year ended December 31, 2020, the Company holds approximately 5% of the total issued and outstanding shares of Imagion and is reported under fair value method under ASC 320. Any change in the value is reported on the income statement as an unrealized gain or loss.

Our financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2020 and 2019, consisted of the following:

	Total fair value at December 31, 2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in equity securities	$5,875,000	$5,875,000	$-	$-

	Total fair value at December 31, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in equity securities	$1,045,000	$1,045,000	$-	$-

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

The Company does not expect the adoption of recently issued accounting pronouncements to have a potential impact on the Company’s results of operations, financial position or cash flow.

The Company has evaluated all recent accounting pronouncements and none are expected to have a material impact on the condensed consolidated financial statements.

NOTE 3 – INVESTMENT IN IMAGION BIOSYSTEMS

As of December 31, 2020, the Company holds 53,516,508  shares of Imagion Biosystems (1,000,000 restricted shares for prepaid notes interests – see Note 8) that is approximately 5% of Imagion’s total issued and outstanding common stock.  Based upon Imagion’s trading price on December 31, 2020, approximately US$0.11 per share, the fair value of the Imagion shares was approximately US$5,875,000.  During the year ended December 31, 2020, the Company recognized unrealized gain in its investments of US$4,959,000.

During the year ended  December 31, 2020, the Company sold 7,000,000 shares of Imagion and received cash proceeds of $184,000.

Below is reconciliation for the changes to the investment in Imagion for the year ended December 31, 2020:

Balance as of December 31, 2019	$1,045,000
Cash proceeds received from the sale of securities	(184,000)
Change in the realized fair value of securities	55,000
Change in the unrealized fair value of securities	4,959,000
Balance as of December 31, 2020	$5,875,000

NOTE 4 – CAPITAL TRANSACTIONS

Preferred Stock

The Company has a total of 1,000,000 shares of authorized preferred shares which are segregated into four classes of preferred stock.

The Company has 182,525 authorized shares of convertible, redeemable, 10 percent cumulative, Class A, Preferred Stock with $0.001 par value. One Class A, Preferred share is convertible into 50 restricted common shares and will be entitled to the number of votes equal to the number of shares of common stock into which such holder’s shares of Series A Preferred stock could be converted at the time of the vote. Class A, Preferred Stock is redeemable by the Company at $15 per share. Upon liquidation the holders of Series A Preferred stock will be entitled to be paid out of the assets available for distribution of the corporation an amount equal to $10 per share, before any payment will be made to the common shareholders. As of December 31, 2020 and 2019, no shares of Preferred Stock were issued and outstanding.

The Company has 250,000 authorized shares of Class B, Preferred Stock with $0.001 par value. As of December 31, 2020 and 2019, 49,999 and 49,999 shares of Preferred Stock were issued and outstanding, respectively. Class B preferred shares are convertible at a rate of 1 Series B preferred share to 10 common shares.

The Company has 14,000 authorized shares of redeemable, convertible, Class C, Preferred Stock with $100 stated value. Class C, Preferred Stock is not entitled to receive dividends unless dividends are paid on common stock. Upon liquidation Class C, Preferred Stock shall be treated as if it were converted to common stock prior to liquidation. Class C, Preferred Stock is convertible at $100 divided by the 10 day average closing price of common stock. The Class C, Preferred Stock is redeemable by the Company at the stated value. As of December 31, 2020 and 2019, no shares of Preferred Stock were issued and outstanding.

On November 5, 2013, the Company entered into a Conversion Agreement with Marvin Maslow (the "Holder") pursuant to which the Company agreed to convert $1,057,608 of debt (the "Debt"), including principal and interest, currently owed to Holder into 105,761 shares of Series D Preferred Shares of the Company. The Debt had been outstanding since 2007.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

The Company has 447,804 and 447,804 undesignated blank check preferred stock, $0.001 par value, authorized as of December 31, 2020 and 2019. The preferred shares are to be issued in such series and to have such rights, preferences, and designation as determine by the Board of Directors of the Company.

Common Stock

The Company has a total of 950,000,000 shares of authorized common shares. As of December 31, 2020 and 2019, 559,281,064 and 557,781,064 shares of common stock were issued and outstanding, respectively.

During the year ended December 31, 2020, the Company reclassified $1,341,000 liabilities to equity as it became certain cash would not be paid to settle and equity would be issued.

Stock activity during 2020 and 2019

On August 21, 2020, the Company entered into an agreement with a non-affiliated third party (“Third Party”), providing for legal services. The Company agreed to issue 1,500,000 common shares valued at $24,000 and a $2,500 flat monthly fee. There was no service period , therefore, the fair value of the shares was immediately expenses. The shares were valued based on the market price of the Company’s common shares of $0.016 on the grant date. As of the year ended December 31, 2020, the shares had been issued.

As of the year ended December 31, 2019, the Company issued 24,000,000 shares of common stock to its board of directors for services valued at $360,000. The shares were valued based on the market price of the Company’s common shares of $0.015 on the grant date.

During the year ended December 31, 2019, the Company issued 500,000 options to its advisors for services valued at approximately $7,000.  The options are exercisable at $0.015 and have a life of 5 years.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

The 2000 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2000 Plan allows for the issuance of incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2000 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2000 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2000 Plan available for grant at December 31, 2020 and 2019 was 18,869,763 and 18,869,763, respectively.

In November 2004, the Company’s Board of Directors adopted the 2004 Consultant Stock Plan (the "2004 Plan"). The purpose of this 2004 Consultant Stock Plan is to advance the Company’s interests by helping the Company obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock. The Company reserved 2,000,000 shares of Common Stock for awards to be made under the 2004 Plan. A registration statement on Form S-8 was filed with the SEC on November 26, 2004 to register the shares underlying the 2004 plan. The 2004 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2004 Plan. The number of shares under the 2004 Plan available for grant at December 31, 2020 and 2019 was 500,000.

On May 9, 2005, the Company’s Board of Directors adopted the 2005 Equity Compensation Plan (the "2005 Plan"). The purpose of this Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success, by offering them an opportunity to participate in the Company’s future performance through awards of Options, the right to purchase Common Stock and Stock Bonuses. The Company reserved 10,000,000 shares of Common Stock for awards to be made under the 2005 Plan. The 2005 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2005 Plan. A registration statement on Form S-8 was filed with the SEC on June 8, 2005 to register the shares underlying the 2005 plan. The number of shares under the 2005 Plan available for grant at December 31, 2020 and 2019 was -0-.

In January 2015, our Board of Directors adopted the 2015 Incentive Stock Plan (the "2015 Plan"). The purpose of this Plan is to provide incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2015 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2015 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2015 Plan available for grant at December 31, 2020 and 2019 was

4,000,000.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

During the year ended December 31, 2019, the Company issued 500,000 options to its advisors for services valued at approximately $7,000. The options are exercisable at $0.015 and have a life of 5 years. The number of shares available for grant at December 31, 2020 was 500,000.

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2020, the most recently completed fiscal year.

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

At December 31, 2020, the 18,500,000 outstanding options had an aggregate intrinsic value of $1,340,000. A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Weighted Average Life	Weighted Average Exercise Price	Number of Options Exercisable
Outstanding as of December 31, 2018	21,605,000	2.87		21,605,000
Granted	500,000	4.50	$0.02	500,000
Exercised	-	-	-	-
Expired	(30,000)	-	0.26	(30,000)
Outstanding as of December 31, 2019	22,075,000	3.20		22,075,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(3,575,000)	-	0.07	(3,575,000)
Outstanding as of December 31, 2020	18,500,000	2.84		18,500,000

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Exercise prices and weighted-average contractual lives of 18,500,000 stock options outstanding as of December 31, 2020 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	3,000,000	4.50	$0.05	3,000,000	$0.05
$0.06	6,000,000	3.87	$0.06	6,000,000	$0.06
$0.07	6,000,000	0.59	$0.07	9,000,000	$0.07
$0.14	3,000,000	3.50	$0.14	3,000,000	$0.14
$0.02	500,000	3.50	$0.02	500,000	$0.02

The fair value for options granted were determined using the Black-Scholes option-pricing model. At December 31, 2020, the 18,500,000 outstanding options had an aggregate intrinsic value of $1,340,000.

Warrants:

The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2020.

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding as of December 31, 2018	28,943,182	$0.07	0.83
Issued/Vested	-	-	-
Cancelled/Expired	(19,243,182)	0.07	-
Outstanding as of December 31, 2019	9,700,000	$0.07	0.58
Issued/Vested	-	-	-
Exercised	-	-
Cancelled/Expired	(9,700,000)	0.07
Outstanding as of December 31, 2020	-	$-	-

NOTE 5 – INCOME TAXES

The provision for income taxes on the statements of operations consists of $-0- and $-0- for the years ended December 31, 2020 and 2019, respectively. Deferred tax assets are comprised of the following at December 31:

	2020	2019
Net operating loss carryforward	$12,630,000	$13,536,000
Temporary differences	6,988,000	6,988,000
Less valuation allowance	(19,618,000)	(20,542,000)
Deferred tax asset, net	-	-

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. At December 31, 2020 and 2019, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2020 and 2019, net operating loss carryforwards were approximately $47,043,000 and $51,357,000, respectively, for federal tax purposes that expire at various dates through 2031 and for state tax purposes expire through 2025.

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state regulations. The annual limitation may result in the expiration of substantial net operating loss carryforwards before utilization.

For December 31, 2020 and 2019, the provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (21% in 2020 and 2019) to income taxes as follows:

	2020	2019
Tax benefit computed at 21%	$-	$-
Change in valuation allowance	-	274,000
Change in carryovers and tax attributes	-	(274,000)
Income tax provision	-	-

NOTE 6 – COMMITMENTS AND CONTIGENCIES

Legal matter contingencies

The Company believes, based on current knowledge and after consultation with counsel, that is not currently party to any material proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with ASC 450, “Contingencies” when warranted. Once established, such provisions are adjusted when there is more information available of when an event occurs requiring a change.

The Company entered into an employment agreement with Robert Prolux on January 12, 2015. The Company shall grant to Mr. Prolux 15,000,000 shares/options/warrants of restricted common stock, and Mr. Prolux could elect the form of this grant in either restricted common shares, cashless stock options, or cashless stock warrants. See Note 10.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

During the year ended December 31, 2020, the Company received $50,000 as a minimum royalty payment.

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

On October 17, 2019, the Company executed a secured note with a related party for $100,000. The secured note is due on October 17, 2022. The Company agreed that the note bears interest at 10% per annum, to be paid in advance in shares of Imagion Biosystems Limited common stock (IBX), calculated at $0.015 per share with 2 million shares of IBX common stock. The interest expense for the year ended December 31, 2020 was $17,000.

On October 17, 2019, the Company executed a secured note with an individual for $ 50,000. The secured note is due on October 17, 2022. The Company agreed that the note bears interest at 10% per annum, to be paid in advance in shares of Imagion Biosystems Limited common stock (IBX), calculated at $0.015 per share with 1 million shares of IBX common stock. The interest expense for the year ended December 31, 2020 was $8,000.

Notes payable	$150,000
Less: Discounts on notes payable	(46,000)
Notes payable, net of discounts	$104,000

NOTE 9 – REVENUE

During the year ended December 31, 2020, the Company recorded royalty revenue of $50,000 under a license agreement signed during the year of 2019.

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

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued and there were no material subsequent events to disclose.

On March 22, 2021, the Company had a settlement with a third party, which the Company granted 15,000,000 shares of common stock options to purchase 15,000,000 shares of common stock at an exercise price of $0.0154. The options price was based on the closing market price of common stock on October 1, 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

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

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(c) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the reasons described below.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication. and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as or December 31, 2020:

Resources: As of December 31, 2020, we had no full-time employees in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

Written Policies & Procedures: We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner.

Audit Committee: We do not have, and are not required, to have an audit committee. An audit committee would improve oversight in the establishment and monitoring of required internal controls and procedures. The Company lacks sufficient monitoring and review controls with respect to accounting for complex transactions.

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

NAME	AGE	POSITION

Emmanuel Tsoupanarias	68	President and Chief Executive Officer, Director
Frank Georgiou	70	Director
Marvin Maslow	83	Chairman of the Board

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

SECCTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2020, we believe that our executive officers, directors and ten percent stockholders complied with all reporting requirements applicable to them.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation awarded by us to our executive officers for the fiscal years ended December 31, 2020 and 2019. Other than the Employment Agreement entered into between the Company and Emmanuel Tsoupanarias, our CEO, we do not have employment agreements with any of our other officers.

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Emmanuel Tsoupanarias	2020	186,000	--	--	--	--	--	--	186,000
CEO and Director	2019	186,000	--	--	--	--	--	--	186,000

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

Director Compensation

For the year ended December 31, 2020, for their service as directors, each of the directors received $1,250 per quarter.

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

OUTSTANDING EQUITY AWARDS

Name	Grant Date	Number of Securities Underlying Unexercised Warrants (#) Exercisable	Number of Securities Underlying Unexercised Warrants (#) Unexercisable (1)	Warrant Exercise Price ($)	Warrant Expiration Date

Emmanuel Tsoupanarias, Director and CEO	08/05/2011	6,000,000	-	$0.070	08/05/2021

Emmanuel Tsoupanarias, Director and CEO	06/30/2014	500,000	-	$0.140	06/30/2024

Frank Georgiou, Director	06/30/2014	500,000	-	$0.140	06/30/2024

Chris Theoharis, Former Director (2)	06/30/2014	500,000	-	$0.140	06/30/2024

Leonard Friedman, Former Director (1)	06/30/2014	500,000	-	$0.140	06/30/2024

Marvin Maslow, Chairman of the Board	06/30/2014	500,000	-	$0.140	06/30/2024

Leonard Friedman, Former Director (1)	06/30/2015	500,000	-	$0.05	06/30/2025

Marvin Maslow, Chairman of the Board	06/30/2015	500,000	-	$0.05	06/30/2025

Saraklis, Inc. (Emmanuel Tsoupanarias)	06/30/2015	500,000	-	$0.05	06/30/2025

Frank Georgiou, Director	06/30/2015	500,000	-	$0.05	06/30/2025

Chris Theoharis, Former Director (2)	06/30/2015	500,000	-	$0.05	06/30/2025

Leonard Friedman, Former Director (1)	06/30/2016	500,000	-	$0.06	06/30/2026

Marvin Maslow, Chairman of the Board	06/30/2016	500,000	-	$0.06	06/30/2026

Saraklis, Inc. (Emmanuel Tsoupanarias)	06/30/2016	500,000	-	$0.06	06/30/2026

Frank Georgiou, Director	06/30/2016	500,000	-	$0.06	06/30/2026

Chris Theoharis, Former Director (2)	06/30/2016	500,000	-	$0.06	06/30/2026

(1) Mr. Friedman resigned as a director on January 3, 2018.

(2) Mr. Theoharis resigned as a director on July 10, 2017.

Grant of Plan Based Awards

No plan-based awards were made during the fiscal year ended December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 14, 2021, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned. Share ownership in each case includes shares issuable upon exercise of options exercisable within 60 days of the date of this Annual Report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934 for purposes of computing the percentage of common stock owned by such person but not for purposes of computing the percentage owned by any other person. Unless otherwise indicated, the address of the below-listed persons is our address, 244 Avenue, Suite 2341, New York, New York 10001.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class (1)

Emmanuel Tsoupanarias (2)	30,430,773	5.4%
Frank Georgiou (3)	30,937,075	5.5%

Marvin Maslow (4)(5)	54,982,546	9.8%
Directors and Executive Officers as a group (3 persons)	116,350,394	20.8%

Total	116,350,394	20.8%

____________

(1) This tabular information is intended to conform to Rule 13d-3 promulgated under the Securities Exchange Act of 1934 relating to the determination of beneficial ownership of securities. The percent of class is based on 559,281,064 shares and, for each beneficial owner, gives effect to the exercise of warrants or options exercisable within 60 days of the date of this table owned, in each case, by the person or group whose percentage ownership is set forth herein.

(2) Includes 10,930,773 shares owned by Saraklis Inc. ("Saraklis"), a corporation controlled by Mr. Tsoupanarias, 12,000,000 shares owned by Saraklis Consultant Inc., a corporation controlled by Mr. Tsoupanarias, options for Saraklis to purchase 7,500,000 shares.

(3) Includes 28,437,075 shares of Common Stock owned by Mr. Georgiou, 1,000,000 shares of Common Stock owned by relatives of Mr. Georgiou, options to purchase 1,500,000 shares.

(4) Includes 28,028,273 shares of Common Stock, options to purchase 1,500,000 shares, 6,000,000 shares owned by Normandie New Mexico Corp., a corporation controlled 100% by Mr. Maslow, options for Mr. Maslow to purchase 1,500,000 shares.

(5) Includes 105,761 shares of Series D Preferred Stock on an as converted basis. The Series D Preferred Stock has a conversion price of $0.055 and a stated value of $10.00 per share. Each share of Series D Preferred Stock is convertible into such number of shares of common stock of the Company as determined by dividing stated value by the conversion price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by our independent auditors for the fiscal years ended December 31, 2020 and December 31, 2019:

Fee Category	2020	2019

Audit and audit related fees	$29,000	$24,500
Tax fees	-	-
Other fees	-	-
Total fees	$29,000	$24,500

Audit Fees. Consists of aggregate fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance. There were no tax services provided in fiscal years ended December 31, 2020 and 2019.

Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal years ended December 31, 2020 and 2019.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April 2021.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on April 15, 2021 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Emmanuel Tsoupanarias	Chief Executive Officer, President, Director
Emmanuel Tsoupanarias	(Principal Executive, Financial and Accounting Officer)

/s/ Frank Georgiou	Director
Frank Georgiou

/s/ Marvin Maslow	Chairman of the Board
Marvin Maslow

