Form 10-Q
period 2021-03-31
MANHATTAN SCIENTIFICS INC
filed 2021-05-17
CIK 1099132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

There were 559,281,064 shares outstanding of registrant’s common stock, par value $0.001 per share, as of May 12, 2021.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$254,000	$353,000
Prepaid expenses	17,000	12,000
Due from the sale of assets - current portion	300,000	300,000
Total current assets	571,000	665,000

Investment in equity securities	6,199,000	5,875,000
Property and equipment, net	8,000	6,000
Due from the sale of assets	300,000	300,000
Other assets	2,000	2,000
Total assets	$7,080,000	$6,848,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$169,000	$159,000
Accrued expenses - related parties	935,000	853,000
Total current liabilities	1,104,000	1,012,000

Long-term liabilities:
Notes payable, net of discounts	110,000	104,000
Total long-term liabilities	110,000	104,000
Total liabilities	1,214,000	1,116,000

Commitments and Contingencies - Note 7

Series D convertible preferred mandatory redeemable, authorized 105,761 shares, 105,761 and 105,761 shares issued and outstanding, respectively	1,058,000	1,058,000

STOCKHOLDERS’ EQUITY
Capital stock $.001 par value
Preferred, authorized 447,804 shares, 0 and 0 shares issued, and outstanding, respectively	-	-
Class A Convertible Preferred, authorized 182,525, 0 and 0 shares issued and outstanding, respectively	-	-
Class B Convertible Preferred, authorized 250,000, 49,999 and 49,999 shares issued and outstanding, respectively	-	-
Class C Redeemable Convertible Preferred, authorized 14,000, 0 and 0 shares issued and outstanding, respectively	-	-
Common, authorized 950,000,000 shares, 559,281,064 and 559,281,064 shares issued, and outstanding, respectively	559,000	559,000
Additional paid-in-capital	68,996,000	68,996,000
Accumulated deficit	(64,747,000)	(64,881,000)
Total stockholders' equity	4,808,000	4,674,000
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$7,080,000	$6,848,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2021	2020

Revenue	$-	$-

Operating costs:
General and administrative expenses	181,000	169,000
Research and development	3,000	3,000

Total operating costs and expenses	184,000	172,000

Loss from operations before other income and expenses	(184,000)	(172,000)

Other income and (expenses):
Gain (Loss) on fair value adjustment of investments	324,000	(553,000)
Interest expense	(6,000)	(7,000)
Total other income (expense)	318,000	(560,000)

NET INCOME (LOSS)	$134,000	$(732,000)

INCOME (LOSS) PER COMMON SHARE:

Weighted average number of common shares outstanding (Basic)	559,281,064	557,781,064

Basic income (loss) per common share	$0.00	$(0.00)

Weighted average number of common shares outstanding (Diluted)	570,737,981	557,781,064

Diluted income (loss) per common share	$0.00	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2021 and 2020
(unaudited)

	Preferred Stock - Series B		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance
December 31, 2020	49,999	$-	559,281,064	$559,000	$68,996,000	$(64,881,000)	$4,674,000

Net income						134,000	134,000

Balance
March 31, 2021	49,999	$-	559,281,064	$559,000	$68,996,000	$(64,747,000)	$4,808,000

	Preferred Stock - Series B		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance
December 31, 2019	49,999	$-	557,781,064	$558,000	$67,632,000	$(69,195,000)	$(1,005,000)

Net loss	-	-	-	-	-	(732,000)	(732,000)

Balance
March 31, 2020	49,999	$-	557,781,064	$558,000	$67,632,000	$(69,927,000)	$(1,737,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$134,000	$(732,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,000	-
Loss (Gain) on fair value adjustment of investments	(324,000)	553,000
Amortization of debt discount	6,000	7,000
Changes in:
Prepaid expenses	(5,000)	(5,000)
Accounts payable and accrued expenses	10,000	77,000
Accounts payable and accrued expenses - related party	82,000	-

Net cash used in operating activities	(96,000)	(100,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,000)	(4,000)
Proceeds from sale of investments	-	84,000

Net cash provided by (used in) investing activities	(3,000)	80,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

NET DECREASE IN CASH	(99,000)	(20,000)
CASH, BEGINNING OF PERIOD	353,000	261,000

CASH, END OF PERIOD	$254,000	$241,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2020, filed on April 15, 2021. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

Operating results for the three months period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

As of March 31, 2021, the Company has an accumulated deficit of $64,747,000 and negative working capital of $533,000. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its technology as well as to generate revenues for other services. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

The ability to continue as a going concern is dependent on out generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plan includes selling our equity securities and/or obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

BASIS OF CONSOLIDATION:

The condensed consolidated financial statements include the accounts of Manhattan Scientific, Inc., and its wholly owned subsidiary Metallicum. All significant intercompany balances and transactions have been eliminated.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents for the purposes of the statement of cash flows.

CASH CONCENTRATION:

The Company’s cash accounts are federally insured up to $250,000 for each financial institution we hold our accounts in. As of March 31, 2021 and December 31, 2020, we had cash balances of $0 and $143,000 exceeding the federally insured limits.

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

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represented its fair value. The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At March 31, 2021 and December 31, 2020, the license agreements were fully amortized. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At March 31, 2021 and December 31, 2020, the license agreements were fully amortized. Beginning in 2010, the Company was required to pay an annual license fee of $10,000 and may be required to pay royalties, as defined, to the licensors.

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

During the year ended December 31, 2019, the Company sold the assets held for sale that were presented on the balance sheet as of December 31, 2018. During the year ended December 31, 2018, the Company recorded impairment and adjusted the asset valuation to $1.2 million. The Company sold the assets for a total of $1.2 million of which $300,000 was received during the year ended December 31, 2019. The remaining $900,000 will be collected during the next three years in equal increments on the anniversary date of the agreement, May 1. During May 2020, the Company received $300,000 and reduced the due from the sale of assets. During April 2021, the Company received $300,000 and reduced the due from the sale of assets.  As of March 31, 2021, the Company evaluated the collectability and determined that no allowance is needed at this time due to the payment history with this third party and the subsequent receipt of funds.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

MARKETABLE SECURITIES:

The Company considers securities with original maturities of greater than 90 days to be available for sale securities. Securities under this classification are recorded at fair value and unrealized gains and losses within other income (loss). The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. If the criteria are not met, the Company evaluates whether the decline in fair value has resulted from a credit loss or other factors. In making this assessment, management considers, among other factors, the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized costs basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other income (loss). For the three months ended March 31, 2021, no allowance was recorded for credit losses.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

The Company designates cash equivalents (consisting of money market funds) and investments in securities of publicly traded companies as Level 1. The total amount of the Company’s investment classified as Level 3 is de minimis. Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of March 31, 2021 and December 31, 2020 because of the relative short term nature of these instruments.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

As of March 31, 2021, the Company holds 52,516,508 shares of Imagion and is reported under fair value method under ASC 320. Any change in the value is reported on the income statement as an unrealized gain or loss.

Our financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2020 and December 31, 2020, consisted of the following:

	Total fair value at March 31, 2021	Quoted prices in active markets for identical assets (Level1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in equity securities	$6,199,000	$6,199,000	$-	$-

	Total fair value at December 31, 2020	Quoted prices in active markets for identical assets (Level1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in equity securities	$5,875,000	$5,875,000	$-	$-

LEASES

The Company leases a facility with terms of month to month for its headquarters. The Company adopted ASC 842 on January 1, 2019 and has evaluated that has no impact on the financial statements as under the practical expedient the leases consist of terms less than one year, and therefore is not required to capitalize the lease.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net income (loss) per share excludes the dilutive effect of stock options or warrants and convertible notes Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of March 31, 2021 and 2020, 0 and 31,697,917, respectively, dilutive shares were excluded from the calculation of diluted earnings (loss) per common share, as the effect of these shares on earnings per share would have been anti-dilutive; however, dilutive shares were included from the calculation of diluted income common shares for the three months ended March 31, 2021.

The following table shows the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
Numerator:
Net income (loss)	$134,000	$(732,000)

Denominator:
Weighted-average basic shares outstanding	559,281,064	557,781,064
Effect of dilutive securities	11,456,917	-
Weighted-average diluted shares	570,737,981	549,364,626

Basic earnings (loss) per share	$0.00	$(0.00)
Diluted earnings (loss) per share	$0.00	$(0.00)

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

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

NOTE 3 – INVESTMENT IN IMAGION BIOSYSTEMS

As of March 31, 2021, the Company owns 52,516,508 shares of Imagion, resulting in a noncontrolling interest of Imagion’s issued and outstanding common stock. Based upon Imagion’s trading price on March 31, 2021, approximately $0.12 per share, the fair value of the Imagion shares was approximately $6,199,000. During the three months ended March 31, 2021, the Company recorded an unrealized gain in its investment of $324,000.

Below is reconciliation for the changes to the investment in Imagion for the three months ended March 31, 2020:

Balance as of December 31, 2020	$5,875,000
Change in the unrealized fair value of securities	324,000
Balance as of March 31, 2021	$6,199,000

NOTE 4 – NOTES PAYABLE

On October 17, 2019, The Company executed a secured note with a related party for $100,000. The secured note is due on October 17, 2022. The Company agreed that the note bears interest at 10% per annum, to be paid in advance in shares of Imagion Biosystems Limited common stock (IBX), calculated at $0.015 per share with 2 million shares of IBX common stock. The amortization of debt discount for the three months ended March 31, 2021 was $4,000.

On October 17, 2019, The Company executed a secured note with an individual for $50,000. The secured note is due on October 17, 2022. The Company agreed that the note bears interest at 10% per annum, to be paid in advance in shares of Imagion Biosystems Limited common stock (IBX), calculated at $0.015 per share with 1 million shares of IBX common stock. The amortization of debt discount for the three months ended March 31, 2021 was $2,000.

Notes payable	$150,000
Less: Discounts on notes payable	(40,000)
Notes payable, net of discounts	$110,000

NOTE 5 – CAPTIAL TRANSACTIONS

Stock Activity

During the three months ended March 31, 2021, the Company had not issued common stock.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Options

On March 22, 2021, the Company entered into a settlement with a third party, which the Company granted 15,000,000 shares of common stock options to purchase 15,000,000 shares of common stock at an exercise price of $0.0154. The options price was based on the closing market price of common stock on October 1, 2020. The Settlement is for the Employment Agreement with a third party, dated January 12, 2015 to which the Company agreed to issued common shares.

At March 31, 2021, the 32,500,000 outstanding options had an aggregate intrinsic value of $1,595,000. A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Options Exercisable	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	18,500,000	$0.07	2.84	18,500,000	$1,295,000
Granted	15,000,000	0.02	9.30	15,000,000	300,000
Exercised	-	-	-	-
Expired	(1,000,000)	0.06	-	-
Outstanding as of March 31, 2021	32,500,000	$0.07	5.87	32,500,000	$1,595,000

Exercise prices and weighted-average contractual lives of 32,500,000 stock options outstanding as of March 31, 2021 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	3,000,000	4.25	$0.05	3,000,000	$0.05
$0.06	5,000,000	4.35	$0.06	5,000,000	$0.06
$0.07	6,000,000	0.35	$0.07	6,000,000	$0.07
$0.14	3,000,000	3.25	$0.14	3,000,000	$0.14
$0.02	15,500,000	9.30	$0.02	15,500,000	$0.02

The fair value for options granted were determined using the Black-Scholes option-pricing model.

The Company did not recognize compensation expense During the three months ended March 31, 2021.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

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

During the three months ended March 31, 2021, the Company received $0 as a minimum royalty payment.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

As of March 31, 2021 and December 31, 2020, the Company had accrued expenses to related parties of approximately $935,000 and $853,000.

As of March 31, 2021, the amounts are due to the Company’s sole officer for compensation $247,000 and the chairman of the board for compensation of $633,000 and the members of the board of directors of $55,000.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2021 to the date these financial statements were issued, and there were no other material subsequent events to disclose in these financial statements, except as noted.

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

As of March 31, 2021, Manhattan Scientifics presently owns 52,516,508 shares of Imagion, with a fair market value of approximately $6,199,000, based upon the closing price per share of Imagion common stock on the Australian Stock Exchange. The Company accounts for its investment in Imagion in accordance with ASC 825-10 and elected fair value option. We initially held 31% of the total issued and outstanding shares of Imagion and had one seat on the Board of Directors of Imagion. The guidance allows entities to elect to measure certain financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value. Investments over which an investor has the ability to exercise significant influence are eligible for the fair value option as they represent recognized financial assets. When the fair value option is elected for an instrument, all subsequent changes in fair value for that instrument are reported in earnings.

Novint

We made an investment in Novint Technologies Inc. (“Novint”) in 2001. Novint is currently engaged in the development and sale of 3D haptics products and equipment. Haptics refers to one’s sense of touch and Novint’s focus is in the consumer interactive computer gaming market. The Company owns 1,028,425 shares of Novint’s common stock. The fair value of the Novint shares are not recorded on the balance sheet as of March 31, 2021.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THREE MONTHS ENDED MARCH 31, 2020

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day-to-day operating expenses. General and administrative expenses were $181,000 for the three months ended March 31, 2021 compared with $169,000 for the three months ended March 31, 2020. The primary increase in general and administrative expenses was the result of the increase in accounting fees and legal fees.

RESEARCH AND DEVELOPMENT. Research and development costs were $3,000 for the three months ended March 31, 2021 compared with $3,000 for the three months ended March 31, 2020.

OTHER INCOME (EXPENSES). Total other income for the three months ended March 31, 2021 totaled $318,000 compared to the total other expenses of $560,000 for the three months ended March 31, 2020. This is primarily attributable to the increase in the gain on fair value adjustments of its investment in Imagion during the period.

NET INCOME (LOSS). During the three months ended March 31, 2021, the Company had net income of $134,000, compared to a net loss of $732,000 for the three months ended March 31, 2020. This is primarily attributable to the gain on fair value adjustment of investment, partially offset by an increase in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had Stockholders’ equity of $4,808,000 and the working capital deficit was $533,000 on March 31, 2021. The Company had a decrease of $99,000 in cash and cash equivalents for the three months ended March 31, 2021.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including consulting and professional services and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of March 31, 2021, we had $254,000 in cash. We believe our current cash position may not be sufficient to maintain our operations for the next twelve months. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

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

CASH FLOW INFORMATION

The Company had cash and cash equivalents of approximately $254,000 and $353,000 at March 31, 2021 and December 31, 2020, respectively. This represents a decrease in cash of $99,000.

OPERATING ACTIVITIES

The Company used approximately $96,000 of cash for operating activities in the three months ended March 31, 2021 as compared to using $100,000 of cash for operating activities in the three months ended March 31, 2020. The reason for the decrease in cash used for operating activities is an increase in current liabilities partially offset by a net income after adjustment for non-cash items

INVESTING ACTIVITIES

The Company used approximately $3,000 of cash for investing activities in the three months ended March 31, 2021 as compared to receiving $80,000 of cash for investing activities in the three months ended March 31, 2020. This decrease in cash received in investing activities, is primarily attributed to proceeds from sale of investment of Imagion Biosystems shares during the three months ended March 31, 2020.

FINANCING ACTIVITIES

During the three months ended March 31, 2021 and 2020, the Company had no financing activities.

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

Fair Value of Financial Instruments:

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

The Company designates cash equivalents (consisting of money market funds) and investments in securities of publicly traded companies as Level 1. The total amount of the Company’s investment classified as Level 3 is de minimis. Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of March 31, 2021 and December 31, 2020 because of the relative short term nature of these instruments.

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

As of March 31, 2021, the Company holds 52,516,508 shares of Imagion and is reported under fair value method under ASC 320. Management determined that it was appropriate to carry its investment in Imagion at fair value because the investment is traded on the Australian stock exchange and has daily trading activity and is a better indicator of value. The investments are re-measured at the end of each quarter based on the trading price and converted from AUD to USD. Any change in the value is reported on the income statement as an unrealized gain or loss.

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

License Agreements:

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represented its fair value. The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At March 31, 2021, the license agreements were fully amortized. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. As the three months ended March 31, 2021, the license agreements were fully amortized. Beginning in 2010, the Company was required to pay an annual license fee of $10,000 and may be required to pay royalties, as defined, to the licensors.

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

During the year ended December 31, 2019, the Company sold the assets held for sale that were presented on the balance sheet as of December 31, 2018. During the year ended December 31, 2018, the Company recorded impairment and adjusted the asset valuation to $1.2 million. The Company sold the assets for a total of $1.2 million of which $300,000 was received during the year ended December 31, 2019. The remaining $900,000 will be collected during the next three years in equal increments on the anniversary date of the agreement, May 1. During May 2020, the Company received $300,000 and reduced the due from the sale of assets.  During April 2021, the Company received $300,000 and reduced the due from the sale of assets. As of March 31, 2021, the Company evaluated the collectability and determined that no allowance is needed at this time due to the payment history with this third party and the subsequent receipt of funds.

Marketable Securities:

The Company considers securities with original maturities of greater than 90 days to be available for sale securities. Securities under this classification are recorded at fair value and unrealized gains and losses within other income (loss). The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. If the criteria are not met, the Company evaluates whether the decline in fair value has resulted from a credit loss or other factors. In making this assessment, management considers, among other factors, the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized costs basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other income (loss). For the three months ended March 31, 2021, no allowance was recorded for credit losses.

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

Basic and Diluted Earnings (Loss) Per Share:

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net income (loss) per share excludes the dilutive effect of stock options or warrants and convertible notes Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of March 31, 2021 and 2020, 0 and 31,697,917, respectively, dilutive shares were excluded from the calculation of diluted earnings (loss) per common share, as the effect of these shares on earnings per share would have been anti-dilutive; however, dilutive shares were included from the calculation of diluted income common shares for the three months ended March 31, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2021 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

(b) Change in Internal Control Over Financial Reporting

No changes.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2021, we were not a party to any material litigation, claim or suite whose outcome could have a material effect on our financial statements.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of May, 2021.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Name:	Emmanuel Tsoupanarias
Title:	Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

