Form 10-Q
period 2021-09-30
MANHATTAN SCIENTIFICS INC
filed 2021-11-15
CIK 1099132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended September 30, 2021

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

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 559,281,064 shares outstanding of registrant’s common stock, par value $0.001 per share, as of November 8, 2021.

PART I – FINANCIAL INFORMATION

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$366,000	$353,000
Prepaid expenses	7,000	12,000
Due from the sale of assets - current portion	300,000	300,000
Total current assets	673,000	665,000

Investment in equity securities	2,806,000	5,875,000
Property and equipment, net	5,000	6,000
Due from the sale of assets	-	300,000
Other assets	2,000	2,000
Total assets	$3,486,000	$6,848,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$154,000	$159,000
Accrued expenses - related parties	1,081,000	853,000
Total current liabilities	1,235,000	1,012,000

Long-term liabilities:
Notes payable, net of discounts	124,000	104,000
Total long-term liabilities	124,000	104,000
Total liabilities	1,359,000	1,116,000

Commitments and Contingencies - Note 7

Series D convertible preferred mandatory redeemable, authorized 105,761shares, 105,761 and 105,761 shares issued and outstanding, respectively	1,058,000	1,058,000

STOCKHOLDERS’ EQUITY
Capital stock $.001 par value
Preferred, authorized 1,000,000 shares
Class A Convertible Preferred, authorized 182,525, 0 and 0 shares issued and outstanding, respectively	-	-
Class B Convertible Preferred, authorized 250,000, 49,999 and 49,999 shares issued and outstanding, respectively	-	-
Class C Redeemable Convertible Preferred, authorized 14,000,0 and 0 shares issued and outstanding, respectively	-	-
Common, authorized 950,000,000 shares, 559,281,064 and 559,281,064 shares issued, and outstanding, respectively	559,000	559,000
Additional paid-in-capital	68,996,000	68,996,000
Accumulated deficit	(68,486,000)	(64,881,000)
Total stockholders' equity	1,069,000	4,674,000
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$3,486,000	$6,848,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2021	2020	2021	2020

Revenue	$-	$-	$50,000	$50,000

Operating costs:
General and administrative expenses	175,000	196,000	565,000	541,000
Research and development	3,000	3,000	8,000	8,000

Total operating costs and expenses	178,000	199,000	573,000	549,000

Loss from operations before other income and expenses	(178,000)	(199,000)	(523,000)	(499,000)

Other income and (expenses):
Gain (Loss) on fair value adjustment of investments	(978,000)	1,966,000	(3,069,000)	2,075,000
Gain on settlement of legal fees	7,000	-	7,000	-
Interest expense	(7,000)	(6,000)	(20,000)	(19,000)
Total other income (expense)	(978,000)	1,960,000	(3,082,000)	2,056,000

NET INCOME (LOSS)	$(1,156,000)	$1,761,000	$(3,605,000)	$1,557,000

INCOME (LOSS) PER COMMON SHARE:

Weighted average number of common shares outstanding (Basic)	559,281,064	578,443,328	559,281,064	578,000,042

Basic income (loss) per common share	$(0.00)	$0.00	$(0.01)	$0.00

Weighted average number of common shares outstanding (Diluted)	559,281,064	596,456,245	559,281,064	596,022,959

Diluted income (loss) per common share	$(0.00)	$0.00	$(0.01)	$0.00

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 and 2020

(unaudited)

	Preferred Stock - Series B		Common Stock		Additional			Total
	$0.001 Par Value		$0.001 Par Value		Paid-In	Stock	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity

Balance
December 31, 2020	49,999	$-	559,281,064	$559,000	$68,996,000	$-	$(64,881,000)	$4,674,000

Net income	-	-	-	-	-	-	134,000	134,000

Balance
March 31, 2021	49,999	-	559,281,064	559,000	68,996,000	-	(64,747,000)	4,808,000

Net loss	-	-	-	-	-	-	(2,583,000)	(2,583,000)

Balance
June 30, 2021	49,999	$-	559,281,064	$559,000	$68,996,000	$-	$(67,330,000)	$2,225,000

Net loss	-	-	-	-	-	-	(1,156,000)	(1,156,000)

Balance
September 30, 2021	49,999	$-	559,281,064	$559,000	$68,996,000	$-	$(68,486,000)	$1,069,000

	Preferred Stock - Series B		Common Stock		Additional	Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-In	Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Capital	Deficit	Deficit

Balance
December 31, 2019	49,999	$-	557,781,064	$558,000	$67,632,000	$-	$(69,195,000)	$(1,005,000)

Net loss	-	-	-	-	-	-	(732,000)	(732,000)

Balance
March 31, 2020	49,999	-	557,781,064	558,000	67,632,000	-	(69,927,000)	(1,737,000)

Net income	-	-	-	-	-	-	528,000	528,000

Balance
June 30, 2020	49,999	$-	557,781,064	$558,000	$67,632,000	$-	$(69,399,000)	$(1,209,000)

Common stock payable for services	-	-	-	-	-	24,000	-	24,000

Net income	-	-	-	-	-	-	1,761,000	1,761,000

Balance
September 30, 2020	49,999	$-	557,781,064	$558,000	$67,632,000	$24,000	$(67,638,000)	$576,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,605,000)	$1,557,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Common stock issued for services	-	24,000
Depreciation and amortization	1,000	2,000
Loss (Gain) on fair value adjustment of investments	3,069,000	(2,075,000)
Amortization of debt discount	20,000	19,000
Gain on settlement of legal fees	7,000	-
Changes in:
Prepaid expenses	(5,000)	7,000
Accounts payable and accrued expenses	(12,000)	199,000
Accounts payable and accrued expenses - related party	228,000	-

Net cash used in operating activities	(287,000)	(267,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(4,000)
Proceeds from sale of assets held for sale	300,000	300,000
Proceeds from sale of investments	-	184,000

Net cash provided by investing activities	300,000	480,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

NET INCREASE IN CASH	13,000	213,000
CASH, BEGINNING OF PERIOD	353,000	261,000

CASH, END OF PERIOD	$366,000	$474,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

Operating results for the nine months period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

As of September 30, 2021, the Company has an accumulated deficit of 68,486,000 and negative working capital of $562,000. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its technology as well as to generate revenues for other services. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents for the purposes of the statement of cash flows.

CASH CONCENTRATION:

The Company’s cash accounts are federally insured up to $250,000 for each financial institution we hold our accounts in. As of September 30, 2021 and December 31, 2020, we had cash balances of $109,000 and $95,000 exceeding the federally insured limits.

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

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represented its fair value. The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At September 30, 2021 and December 31, 2020, the license agreements were fully amortized. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At September 30, 2021 and December 31, 2020, the license agreements were fully amortized. Beginning in 2010, the Company was required to pay an annual license fee of $10,000 and may be required to pay royalties, as defined, to the licensors.

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

During the year ended December 31, 2019, the Company sold the assets held for sale that were presented on the balance sheet as of December 31, 2018. During the year ended December 31, 2018, the Company recorded impairment and adjusted the asset valuation to $1.2 million. The Company sold the assets for a total of $1.2 million of which $300,000 was received during the year ended December 31, 2019. The remaining $900,000 will be collected during the next three years in equal increments on the anniversary date of the agreement, May 1. In May 2021 and 2020, the Company received $300,000 and reduced the amount due from the sale of assets. As of September 30, 2021, there was $300,000 remaining to be collected. The Company evaluated the collectability and determined that no allowance is needed at this time due to the payment history with this third party and the subsequent receipt of funds.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

MARKETABLE SECURITIES:

The Company considers securities with original maturities of greater than 90 days to be available for sale securities. Securities under this classification are recorded at fair value and unrealized gains and losses within other income (loss). The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. If the criteria are not met, the Company evaluates whether the decline in fair value has resulted from a credit loss or other factors. In making this assessment, management considers, among other factors, the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized costs basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other income (loss). For the nine months ended September 30, 2021, no allowance was recorded for credit losses.

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

The Company designates cash equivalents (consisting of money market funds) and investments in securities of publicly traded companies as Level 1. The total amount of the Company’s investment classified as Level 3 is de minimis. Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of September 30, 2021 and December 31, 2020 because of the relative short term nature of these instruments.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company holds 52,516,508 shares of Imagion and is reported under fair value method under ASC 320. Any change in the value is reported on the income statement as an unrealized gain or loss.

Our financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2021 and December 31, 2020, consisted of the following:

	Total fair value at September 30, 2021	Quoted prices in active markets for identical assets (Level1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in equity securities	$2,806,000	$2,806,000	$-	$-

	Total fair value at December 31, 2020	Quoted prices in active markets for identical assets (Level1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in equity securities	$5,875,000	$5,875,000	$-	$-

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net income (loss) per share excludes the dilutive effect of stock options or warrants and convertible notes Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of September 30, 2021 and 2020, 28,922,917 and 46,397,917, respectively, dilutive shares were excluded from the calculation of diluted earnings (loss) per common share, as the effect of these shares on earnings per share would have been anti-dilutive; however, dilutive shares were included from the calculation of diluted income common shares for the three months ended September 30, 2021.

The following table shows the computation of basic and diluted earnings (loss) per share for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30, 2021	September 30, 2020
Numerator:
Net income (loss)	$(1,156,000)	$1,761,000

Denominator:
Weighted-average basic shares outstanding	559,281,064	578,443,328
Effect of dilutive securities	-	18,012,917
Weighted-average diluted shares	559,281,064	596,456,245

Basic earnings (loss) per share	$(0.00)	$0.00
Diluted earnings (loss) per share	$(0.00)	$0.00

The following table shows the computation of basic and diluted earnings (loss) per share for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30, 2021	September 30, 2020
Numerator:
Net income (loss)	$(3,605,000)	$1,557,000

Denominator:
Weighted-average basic shares outstanding	559,281,064	578,000,042
Effect of dilutive securities	-	18,022,917
Weighted-average diluted shares	559,281,064	596,022,959

Basic earnings (loss) per share	$(0.01)	$0.00
Diluted earnings (loss) per share	$(0.01)	$0.00

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

NOTE 3 – INVESTMENT IN IMAGION BIOSYSTEMS

As of September 30, 2021, the Company owns 52,516,508 shares of Imagion, resulting in a noncontrolling interest of Imagion’s issued and outstanding common stock. Based upon Imagion’s trading price on September 30, 2021, approximately $0.05 per share, the fair value of the Imagion shares was approximately $2,806,000. During the nine months ended September 30, 2021, the Company recorded an unrealized loss in its investment of $3,069,000.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

Below is reconciliation for the changes to the investment in Imagion for the nine months ended September 30, 2021:

Balance as of December 31, 2020	$5,875,000
Change in the unrealized fair value of securities	(3,069,000)
Balance as of September 30, 2021	$2,806,000

NOTE 4 – NOTES PAYABLE

On October 17, 2019, The Company executed a secured note with a related party for $100,000. The secured note is due on October 17, 2022. The Company agreed that the note bears interest at 10% per annum, to be paid in advance in shares of Imagion Biosystems Limited common stock (IBX), calculated at $0.015 per share with 2 million shares of IBX common stock. The amortization of debt discount for the nine months ended September 30, 2021 was $13,000.

On October 17, 2019, The Company executed a secured note with an individual for $50,000. The secured note is due on October 17, 2022. The Company agreed that the note bears interest at 10% per annum, to be paid in advance in shares of Imagion Biosystems Limited common stock (IBX), calculated at $0.015 per share with 1 million shares of IBX common stock. The amortization of debt discount for the nine months ended September 30, 2021 was $7,000.

For the nine months ended September 30, 2021 and 2020 the Company recorded $20,000 and $19,000 in total amortization.

Notes payable	$150,000
Less: Discounts on notes payable	(26,000)
Notes payable, net of discounts	$124,000

NOTE 5 – CAPTIAL TRANSACTIONS

Stock Activity

During the nine months ended September 30, 2021, the Company did not issue common stock.

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

At September 30, 2021, the 26,500,000 outstanding options had an aggregate intrinsic value of $238,500. A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Options Exercisable	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	18,500,000	$0.07	2.84	18,500,000	$1,295,000
Granted	15,000,000	0.02	9.68	15,000,000	300,000
Exercised	-	-	-	-
Expired	(7,000,000)	0.07	-	(7,000,000)
Outstanding as of September 30, 2021	26,500,000	$0.04	6.61	26,500,000	$1,595,000

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

Exercise prices and weighted-average contractual lives of 26,500,000 stock options outstanding as of September 30, 2021 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	3,000,000	3.75	$0.05	3,000,000	$0.05
$0.06	5,000,000	4.35	$0.06	5,000,000	$0.06
$0.14	3,000,000	2.75	$0.14	3,000,000	$0.14
$0.02	15,500,000	8.80	$0.02	15,500,000	$0.02

The fair value for options granted were determined using the Black-Scholes option-pricing model.

The Company did not recognize compensation expense during the nine months ended September 30, 2021.

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

During the nine months ended September 30, 2021, the Company received $50,000 as a minimum royalty payment.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

As of September 30, 2021 and December 31, 2020, the Company had accrued expenses to related parties of approximately $1,081,000 and $853,000.

As of September 30, 2021, the amounts are due to the Company’s sole officer for compensation $275,000 and the chairman of the board for compensation of $743,000 and the members of the board of directors of $63,000.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2021 to the date these financial statements were issued, and there were no other material subsequent events to disclose in these financial statements, except as noted.

In October 2021, the Company paid $15,000 to settle debt that was recorded in accounts payable for $61,000. The Company plans to record a gain on settlement of debt totaling $46,000.

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

As of September 30, 2021, Manhattan Scientifics presently owns 52,516,508 shares of Imagion, with a fair market value of approximately $ 2,806,000, based upon the closing price per share of Imagion common stock on the Australian Stock Exchange. The Company accounts for its investment in Imagion in accordance with ASC 825-10 and elected fair value option. We initially held 31% of the total issued and outstanding shares of Imagion and had one seat on the Board of Directors of Imagion. The guidance allows entities to elect to measure certain financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value. Investments over which an investor has the ability to exercise significant influence are eligible for the fair value option as they represent recognized financial assets. When the fair value option is elected for an instrument, all subsequent changes in fair value for that instrument are reported in earnings.

Novint

We made an investment in Novint Technologies Inc. (“Novint”) in 2001. Novint is currently engaged in the development and sale of 3D haptics products and equipment. Haptics refers to one’s sense of touch and Novint’s focus is in the consumer interactive computer gaming market. The Company owns 1,028,425 shares of Novint’s common stock. The fair value of the Novint shares are not recorded on the balance sheet as of September 30, 2021 because the shares were impaired.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2020

REVENUE. Revenue was $0 for the three months ended September 30, 2021 compared for the three months ended September 30, 2020. There was no revenue generated from the royalty license agreement during the three month periods ended September 30, 2021 and 2020.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day-to-day operating expenses. General and administrative expenses were $175,000 for the three months ended September 30, 2021 compared with $196,000 for the three months ended September 30, 2020. The decrease is due to the decrease in legal fees.

RESEARCH AND DEVELOPMENT. Research and development costs were $3,000 for the three months ended September 30, 2021 compared with $3,000 for the three months ended September 30, 2020.

OTHER INCOME (EXPENSES). Total other expense for the three months ended September 30, 2021 totaled $978,000 compared to the total other income of $1,960,000 for the three months ended September 30, 2020. This is primarily attributable to the loss on fair value adjustments of its investment in Imagion during the period.

NET INCOME (LOSS). During the three months ended September 30, 2021, the Company had net loss of $1,156,000, compared to a net income of $1,761,000 for the three months ended September 30, 2020. This is primarily attributable to the gain on fair value adjustment of investment, partially offset by an increase in general and administrative expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2020

REVENUE. Revenue was $50,000 for the nine months ended September 30, 2021 and September 30, 2020. The revenue generated was from the minimum royalty from their license agreement for its ECAP technology.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day-to-day operating expenses. General and administrative expenses were $565,000 for the nine months ended September 30, 2021 compared with $541,000 for the nine months ended September 30, 2020. The increase is due to the increase in legal and accounting fees.

RESEARCH AND DEVELOPMENT. Research and development costs were $8,000 for the nine months ended September 30, 2021 compared with $8,000 for the nine months ended September 30, 2020.

OTHER INCOME (EXPENSES). Total other expenses for the nine months ended September 30, 2021 totaled $3,082,000 compared to the total other income of $2,056,000 for the nine months ended September 30, 2020. This is primarily attributable to the loss on fair value adjustments of its investment in Imagion during the period.

NET INCOME (LOSS). During the nine months ended September 30, 2021, the Company had net loss of $3,605,000, compared to a net income of $1,557,000 for the nine months ended September 30, 2020. This is primarily attributable to the loss on fair value adjustment of investment, partially offset by an increase in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had Stockholders’ equity of $1,069,000 and the working capital deficit was $562,000 on September 30, 2021. The Company had an increase of $13,000 in cash and cash equivalents for the nine months ended September 30, 2021.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including consulting and professional services and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of September 30, 2021, we had $366,000 in cash. We believe our current cash position may not be sufficient to maintain our operations for the next twelve months. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

On October 17, 2019, we executed a secured note with our only independent director for $100,000 and a secured note with an unrelated party for $50,000. The secured notes are due on October 17, 2022. The Company agreed that the notes bear interest at 10% per annum, to be paid in advance with shares of Imagion Biosystems Limited common stock (“IBX”), calculated at $0.015 per share or 3,000,000 shares of IBX. We currently do not plan any further sale of transfer of IBX common stock to raise funds for operations. To fund operations, we plan on relying on payments of $600,000, to be collected during the next two years in equal increments from the sale of assets in 2019 and future anticipated royalties from the Metallicum license.

CASH FLOW INFORMATION

The Company had cash and cash equivalents of approximately $366,000 and $353,000 at September 30, 2021 and December 31, 2020, respectively. This represents an increase in cash of $13,000.

OPERATING ACTIVITIES

The Company used approximately $287,000 of cash for operating activities in the nine months ended September 30, 2021 as compared to using $267,000 of cash for operating activities in the nine months ended September 30, 2020.

The change is mainly from the increase in accounts payable and accrued expenses – related party.

INVESTING ACTIVITIES

The Company received approximately $300,000 of cash from investing activities in the nine months ended September 30, 2021 as compared to receiving $480,000 of cash for investing activities in the nine months ended September 30, 2020. This decrease in cash received in investing activities, is primarily attributed to decrease in proceeds from sale of Imagion Biosystems shares in 2020.

FINANCING ACTIVITIES

During the nine months ended September 30, 2021 and 2020, the Company had no financing activities.

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

The Company designates cash equivalents (consisting of money market funds) and investments in securities of publicly traded companies as Level 1. The total amount of the Company’s investment classified as Level 3 is de minimis. Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of September 30, 2021 and December 31, 2020 because of the relative short term nature of these instruments.

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

As of September 30, 2021, the Company holds 52,516,508 shares of Imagion and is reported under fair value method under ASC 320. Management determined that it was appropriate to carry its investment in Imagion at fair value because the investment is traded on the Australian stock exchange and has daily trading activity and is a better indicator of value. The investments are re-measured at the end of each quarter based on the trading price and converted from AUD to USD. Any change in the value is reported on the income statement as an unrealized gain or loss.

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

License Agreements:

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represented its fair value. The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At September 30, 2021, the license agreements were fully amortized. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At September 30, 2021, the license agreements were fully amortized. Beginning in 2010, the Company was required to pay an annual license fee of $10,000 and may be required to pay royalties, as defined, to the licensors.

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

During the year ended December 31, 2019, the Company sold the assets held for sale that were presented on the balance sheet as of December 31, 2018. During the year ended December 31, 2018, the Company recorded impairment and adjusted the asset valuation to $1.2 million. The Company sold the assets for a total of $1.2 million of which $300,000 was received during the year ended December 31, 2019. The remaining $900,000 will be collected during the next three years in equal increments on the anniversary date of the agreement, May 1. In May 2021 and 2020, the Company received $300,000 and reduced the amount due from the sale of assets. As of September 30, 2021, there was $300,000 remaining to be collected. The Company evaluated the collectability and determined that no allowance is needed at this time due to the payment history with this third party and the subsequent receipt of funds.

Marketable Securities:

The Company considers securities with original maturities of greater than 90 days to be available for sale securities. Securities under this classification are recorded at fair value and unrealized gains and losses within other income (loss). The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. If the criteria are not met, the Company evaluates whether the decline in fair value has resulted from a credit loss or other factors. In making this assessment, management considers, among other factors, the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized costs basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other income (loss). For the three months ended September 30, 2021, no allowance was recorded for credit losses.

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

Basic and Diluted Earnings (Loss) Per Share:

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net income (loss) per share excludes the dilutive effect of stock options or warrants and convertible notes Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of September 30, 2021 and 2020, 0 and 46,397,917, respectively, dilutive shares were excluded from the calculation of diluted earnings (loss) per common share, as the effect of these shares on earnings per share would have been anti-dilutive; however, dilutive shares were included from the calculation of diluted income common shares for the nine months ended September 30, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2021 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of September 30, 2021, we were not a party to any material litigation, claim or suite whose outcome could have a material effect on our financial statements.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of November, 2021.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Name:	Emmanuel Tsoupanarias
Title:	Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

