Form 10-K
period 2021-12-31
MANHATTAN SCIENTIFICS INC
filed 2022-04-06
CIK 1099132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2021 was $13,139,946 based upon a closing price of $0.0.03 on June 30, 2021. For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of April 4, 2022 there were 559,281,064 shares of common stock issued and outstanding.

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

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

COMPANY HISTORY AND OVERVIEW

Manhattan Scientifics, Inc. (the “Company” or “Manhattan Scientifics”), a Delaware corporation, was established on July 31, 1992 and has one operating wholly-owned subsidiary: Metallicum, Inc., (“Metallicum”). The Company also holds a 5%, noncontrolling interest in Imagion Biosystems, Inc. (f/k/a Senior Scientific LLC) (“Imagion”).

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

On May 31, 2011, we entered into an Agreement and Plan of Reorganization to acquire Senior Scientific. The total purchase price was 21,668,000 restricted shares of our common stock (less 7,667,000 shares previously issued pursuant to an option agreement). As a result of this acquisition, Senior Scientific owned patented technologies that can use biosafe nanoparticles and sensitive magnetic sensors to detect and measure cancer cells in biopsies or in the human body with the potential to transform how cancer is detected and treated. On November 17, 2016, Senior Scientific merged with and into Imagion, a Nevada company. Following the merger, Imagion held all of the liabilities, obligations and assets of Senior Scientific and the Company continued as the sole equity holder of Imagion. On June 30, 2017, Imagion completed its initial public offering and listing on the Australian Stock Exchange (ASX). As of December 31, 2020, the Company owns 53,516,508 shares of Imagion (1,000,000 restricted shares), now resulting in a noncontrolling interest of approximately 5% of Imagion’s issued and outstanding common stock decreased primarily as a result of dilutive issuances by Imagion. Based upon Imagion’s latest trading price of approximately $0.11 per share, the fair value of the Imagion shares is approximately $5,875,000.

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

CUSTOMERS AND SUPPLIERS

For the years ended December 31, 2021 and 2020, one customer generated all of our revenue. We did not have any significant suppliers.

EMPLOYEES

As of December 31, 2021, we had no full-time employees. We do not expect any significant change in the total number of employees in the near future. Most of our research and development work has been performed by employees of our various research and development independent contractors (see below). We have historically indirectly funded the salaries of these individuals through our contract research and development payments to their employers. Although not technically our employees, we have considered these individuals to be an integral part of our research and development team. None of our employees or contractors are members of any union or collective bargaining organization. We consider our relationships with independent contractor employees to be good.

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

ITEM 2. DESCRIPTION OF PROPERTIES

Our principal executive office is at 244 Fifth Avenue, Suite 2341, New York, New York, 10001. We lease approximately 300 square feet of office space on a month-to-month basis. The aggregate annual rent for this office space was $719 in 2021.

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

ITEM 3. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of December 31, 2021, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements other than the litigation described above which was subsequently settled.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are currently trading on the OTCQB operated by www.otcmarkets.com. The following sets forth for the periods indicated, the high and low per share bid information for our common stock for the fiscal years ended December 31, 2021 and 2020, as reported by www.otcmarkets.com. Such high and low bid information reflects inter-dealer quotes, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

As of April 4, 2022, there were 559,281,064 shares of common stock of the issuer issued and outstanding and approximately 635 record shareholders.

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

2021 and 2020

During the year ended December 31, 2020, the Company issued 1,500,000 shares of common stock for services valued at $24,000. The shares were valued based on the market price of the Company’s common shares of $0.016 on the grant date.

Securities Authorized for Issuance under Equity Incentive Plans

The 2000 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2000 Plan allows for the issuance of incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2000 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2000 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2000 Plan available for grant at December 31, 2021 was 18,869,763.

In November 2004, our Board of Directors adopted the 2004 Consultant Stock Plan (the “2004 Plan”). The purpose of this 2004 Consultant Stock Plan is to advance our interests by helping us obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock. We reserved 2,000,000 shares of our Common Stock for awards to be made under the 2004 Plan. We filed a registration statement on Form S-8 with the SEC on November 26, 2004 to register the shares underlying the 2004 plan. The 2004 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2004 Plan. The number of shares under the 2004 Plan available for grant at December 31, 2021 was 500,000.

On May 9, 2005, our Board of Directors adopted the 2005 Equity Compensation Plan (the “2005 Plan”). The purpose of this Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success, by offering them an opportunity to participate in the our future performance through awards of Options, the right to purchase Common Stock and Stock Bonuses. We reserved 10,000,000 shares of our Common Stock for awards to be made under the 2005 Plan. The 2005 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee, or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2005 Plan. We filed a registration statement on Form S-8 with the SEC on June 8, 2005 to register the shares underlying the 2005 plan. The number of shares under the 2006 Plan available for grant at December 31, 2021 was -0-.

In January 2015, our Board of Directors adopted the 2015 Incentive Stock Plan (the “2015 Plan”). The purpose of this Plan is to provide incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2015 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2015 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2015 Plan available for grant at December 31, 2021 was 4,000,000.

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2021.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	23,369,763
Total	—	—	23,369,763

A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable
Outstanding as of December 31, 2019	22,075,000			22,075,000
Granted	-	-	-	500,000
Exercised	-	-	-	-
Expired	(3,575,000)	0.07	0.07	(3,575,000)
Outstanding as of December 31, 2020	18,500,000			18,500,000
Granted	15,000,000	0.02	0.02	15,000,000
Exercised	-	-	-	-
Expired	(7,000,000)	-	-	(7,000,000)
Outstanding as of December 31, 2021	26,500,000			26,500,000

Exercise prices and weighted-average contractual lives of 26,500,000 stock options outstanding as of December 31, 2021 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.02	15,500,000	8.80	$0.02	15,500,000	$0.02
$0.05	3,000,000	3.50	$0.05	3,000,000	$0.05
$0.06	5,000,000	4.35	$0.06	5,000,000	$0.06
$0.14	3,000,000	2.75	$0.14	3,000,000	$0.14

The fair value for options granted were determined using the Black-Scholes option-pricing model. At December 31, 2021, the 26,500,000 outstanding options had an aggregate intrinsic value of $1,340,000.

Warrants:

The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2020.

	Warrants	Weighted average Exercise Price
Outstanding as of December 31, 2019	9,700,000	$0.07
Issued/Vested	-	-
Cancelled/Expired	(9,700,000)	(0.07)
Outstanding as of December 31, 2020	-	$-
Issued/Vested	-	-
Exercised	-	-
Cancelled/Expired	-	-
Outstanding as of December 31, 2021	-	$-

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

On May 1, 2019, Manhattan Scientifics, Inc., a Delaware corporation (the “Company”), and Metallicum, Inc., a wholly-owned subsidiary of the Company, entered into an Overarching Agreement with a non-affiliated third party (“Third Party”), providing for an exclusive license by the Company of its ECAP technology to the Third Party for a term of 17 years unless terminated sooner, a sublicense by the Company to the Third Party of its rights under that certain Exclusive Field-of-Use Patent License Agreement dated January 5, 2009 entered with The Los Alamos National Laboratory for a term until the expiration of the last valid claim to expire of the patents pursuant to such agreement and the sale by the Company of ECAP-C machines to the Third party. As part of the above license agreements, the Company will receive royalty payments, including minimum payments, based on a percentage of the Third Party’s sales. The Company anticipates royalty income as the nanotitanium is commercialized for use in medial prosthetics. Royalties will be 10% on sales of licensed dental products and an average of 5% in all other sales of licensed products. We expect to start earning royalties in 2023.

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

As of December 31, 2021, Manhattan Scientifics presently owns 52,516,508 shares of Imagion, with a fair market value of approximately $2,901,000, based upon the closing price per share of Imagion common stock on the Australian Stock Exchange. The Company accounts for its investment in Imagion in accordance with ASC 825-10 and elected fair value option. We initially held 31% of the total issued and outstanding shares of Imagion and had one seat on the Board of Directors of Imagion. The guidance allows entities to elect to measure certain financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value. Investments over which an investor has the ability to exercise significant influence are eligible for the fair value option as they represent recognized financial assets. When the fair value option is elected for an instrument, all subsequent changes in fair value for that instrument are reported in earnings. As of December 31, 2021, we hold approximately 5% of the total issued and outstanding shares of Imagion and no longer have a seat on the Board of Directors of Imagion.

Novint

We made an investment in Novint Technologies Inc. (“Novint”) in 2001. Novint is currently engaged in the development and sale of 3D haptics products and equipment. Haptics refers to one’s sense of touch and Novint’s focus is in the consumer interactive computer gaming market. The Company owns 1,028,425 shares of Novint’s common stock. The fair value of the Novint shares are not recorded on the balance sheet as of December 31, 2021.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2021 COMPARED TO YEAR ENDED DECEMBER 31, 2020

REVENUES. In the year ended December 31, 2021, we recognized $50,000 in revenue compared to $50,000 of revenue recognized for the year ended December 31, 2020.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day-to-day operating expenses. General and administrative expenses were $727,000 for the year ended December 31, 2021 compared with $714,000 for the year ended December 31, 2020. The primary increase in general and administrative expense was the result of the increase in computer expenses and filing expenses. During the year ended, the officers and directors total compensation was $531,000 of which a total of $255,000 was paid to two individuals that are an officer and directors of the Company and the unpaid balance is recorded in accrued expenses – related party.

RESEARCH AND DEVELOPMENT. Research and development expenses consist of consultants and contractors. Research and development expenses were $10,000 for the year ended December 31, 2021 compared with $11,000 for the year ended December 31, 2020.

OTHER INCOME AND (EXPENSES). Total other income (expense) for the year ended December 31, 2021 totaled ($2,952,000), compared to the other income of $4,989,000 for the year ended December 31, 2020. This is primarily attributable to the loss on fair value adjustments of its investment in Imagion partially offset in part by gain on settlement of legal fees.

INCOME (LOSS). As of the year ended December 31, 2021, the Company has net loss of $3,639,000, compared to the net income of $4,314,000 for the year ended December 31, 2020. This is primarily attributable to the loss on fair value adjustment of investment in Imagion, offset in part by gain on forgiveness of debt.

LIQUIDITY AND PLAN OF OPERATIONS

Stockholders’ equity totaled $1,035,000 on December 31, 2021 and the working capital deficit was $(684,000) on such date. We had a decrease of $121,000 in cash and cash equivalents for the year ended December 31, 2021.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll, and professional services and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of December 31, 2021, we had $232,000 in cash. We believe our current cash position may not be sufficient to maintain our operations for the next twelve months. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

On October 17, 2019, we executed a secured note with our only independent director for $100,000 and a secured note with an unrelated party for $50,000. The secured notes are due on October 17, 2022. The Company agreed that the notes bear interest at 10% per annum, to be paid in advance with shares of Imagion Biosystems Limited common stock (“IBX”), calculated at $0.015 per share or 3,000,000 shares of IBX. We currently do not plan any further sale of transfer of IBX common stock to raise funds for operations. To fund operations, we plan on relying on payments of $300,000, to be collected during the next two years in equal increments from the sale of assets in 2019 and future royalties from the Metallicum license.

CASH FLOW INFORMATION

The Company had cash and cash equivalents of approximately $232,000 and $353,000 at December 31, 2021 and 2020, respectively. This represents an decrease in cash of $121,000.

OPERATING ACTIVITIES

The Company used approximately $421,000 of cash for operating activities in the year ended December 31, 2021 as compared to using $388,000 of cash for operating activities in the year ended December 31, 2020. The reason for the increase in cash used for operating activities is a lower increase in current liabilities partially offset by a lower net loss after adjustment for non-cash items.

INVESTING ACTIVITIES

The Company received approximately $300,000 of cash for investing activities in the year ended December 31, 2021 as compared to receiving $480,000 of cash for investing activities in the year ended December 31, 2020. This decrease in cash received in investing activities, is primarily attributed to proceeds from sale of investment of Imagion Biosystems shares in the prior year, but not in the current year and sale of assets.

FINANCING ACTIVITIES

The Company received $0 of cash for financing activities in the year ended December 31, 2021 and 2020.

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

Marketable Securities:

The Company considers securities with original maturities of greater than 90 days to be available for sale securities. Securities under this classification are recorded at fair value and unrealized gains and losses within other income (loss). The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. If the criteria are not met, the Company evaluates whether the decline in fair value has resulted from a credit loss or other factors. In making this assessment, management considers, among other factors, the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized costs basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other income (loss). For the year ended December 31, 2021, no allowance was recorded for credit losses.

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

Immediately before classification as held for sale, the assets are remeasured at the lower of their carrying amount and fair value less costs to sell. Any impairment loss on initial classification as held for sale and subsequent gains and losses on remeasurement are recognized in profit or loss. Gains are not recognized in excess of any cumulative impairment loss.

During the year ended December 31, 2019, the Company sold the assets held for sale that were presented on the balance sheet as of December 31, 2018. During the year ended December 31, 2018, the Company recorded impairment and adjusted the asset valuation to $1.2 million. On May 1, 2021 and 2020, the Company received $300,000 for sale of assets for a total of $1.2 million during the year ended December 31, 2019. The remaining $300,000 will be collected during the next two years in equal increments on the anniversary date of the agreement, May 1. As of December 31, 2021, the Company evaluated the collectability and determined that no allowance is needed at this time due to the payment history with this third party and the subsequent receipt of funds.

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

GOING CONCERN

As of December 31, 2021, the Company has an accumulated deficit of 68,520,000 and negative working capital of $684,000. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its technology as well as to generate revenues for other services. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Manhattan Scientifics, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Manhattan Scientifics, Inc. ("the Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the the years in the two-year period ended December 31, 2021 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows each of the the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company's auditor since 2020.

Draper, UT

April 5, 2022

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$232,000	$353,000
Prepaid expenses	15,000	12,000
Due from the sale of assets - current portion	300,000	300,000
Total current assets	547,000	665,000

Investment in equity securities	2,901,000	5,875,000
Property and equipment, net	4,000	6,000
Due from the sale of assets	-	300,000
Other assets	2,000	2,000
Total assets	$3,454,000	$6,848,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$102,000	$159,000
Accrued expenses - related parties	1,129,000	853,000
Notes payable - related parties, net of discounts	130,000	-
Total current liabilities	1,361,000	1,012,000

Long-term liabilities:
Notes payable - related parties, net of discounts	-	104,000
Total long-term liabilities	-	104,000
Total liabilities	1,361,000	1,116,000

Commitments and Contingencies - Note 8

Series D convertible preferred mandatory redeemable, authorized 105,761 shares, 105,761 and 105,761 shares issued and outstanding, respectively	1,058,000	1,058,000

STOCKHOLDERS’ EQUITY
Capital stock $0.001 par value
Preferred, authorized 1,000,000 and 447,804 shares undesignated, 0 and 0 shares issued, and outstanding, respectively	-	-
Class A Convertible Preferred, authorized 182,525, 0 and 0 shares issued and outstanding, respectively	-	-
Class B Convertible Preferred, authorized 250,000, 49,999 and 49,999 shares issued and outstanding, respectively	-	-
Class C Redeemable Convertible Preferred, authorized 14,000, 0 and 0 shares issued and outstanding, respectively	-	-
Common, authorized 950,000,000 shares, 559,281,064 and 559,281,064 shares issued, and outstanding, respectively	559,000	559,000
Additional paid-in-capital	68,996,000	68,996,000
Accumulated deficit	(68,520,000)	(64,881,000)
Total stockholders' equity	1,035,000	4,674,000
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$3,454,000	$6,848,000

The accompanying notes are an integral part of these audited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED
	DECEMBER 31,
	2021	2020

Revenue	$50,000	$50,000

Operating costs:
General and administrative expenses	727,000	714,000
Research and development	10,000	11,000

Total operating costs and expenses	737,000	725,000

Loss from operations before other income and expenses	(687,000)	(675,000)

Other income and (expenses):
Gain (Loss) on fair value adjustment of investments	(2,974,000)	5,014,000
Gain on settlement of legal fees	48,000	-
Interest expense	(26,000)	(25,000)
Total other income (expense)	(2,952,000)	4,989,000

NET INCOME (LOSS)	$(3,639,000)	$4,314,000

INCOME (LOSS) PER COMMON SHARE:

Weighted average number of common shares outstanding (Basic)	559,281,064	558,322,048

Basic income (loss) per common share	$(0.01)	$0.01

Weighted average number of common shares outstanding (Diluted)	559,281,064	593,051,310

Diluted income (loss) per common share	$(0.01)	$0.01

The accompanying notes are an integral part of these audited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

	Preferred Stock - Series B		Preferred Stock - Series C		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance
December 31, 2019	49,999	$-	14,000	$-	557,781,064	$558,000	$67,632,000	$(69,195,000)	$(1,005,000)

Reclassification of liability to equity	-	-	-	-	-	-	1,341,000	-	1,341,000

Comman stock payable for services	-	-	-	-	1,500,000	1,000	23,000	-	24,000

Net income	-	-	-	-	-	-	-	4,314,000	4,314,000

Balance
December 31, 2020	49,999	$-	14,000	$-	559,281,064	$559,000	$68,996,000	$(64,881,000)	$4,674,000

Net loss	-	-	-	-	-	-	-	(3,639,000)	(3,639,000)

Balance
December 31, 2021	49,999	$-	14,000	$-	559,281,064	$559,000	$68,996,000	$(68,520,000)	$1,035,000

The accompanying notes are an integral part of these audited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED
	DECEMBER 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,639,000)	$4,314,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Common stock issued for services	-	24,000
Depreciation and amortization	2,000	2,000
Loss (Gain) on fair value adjustment of investments	2,974,000	(5,014,000)
Gain on settlement of legal fees	48,000	-
Amortization of debt discount	26,000	26,000
Changes in:
Prepaid expenses	(3,000)	1,000
Accounts payable and accrued expenses	(105,000)	(10,250)
Accounts payable and accrued expenses - related party	276,000	269,250

Net cash used in operating activities	(421,000)	(388,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(4,000)
Proceeds from sale of assets held for sale	300,000	300,000
Proceeds from sale of investments	-	184,000

Net cash provided by (used in) investing activities	300,000	480,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

NET DECREASE IN CASH	(121,000)	92,000
CASH, BEGINNING OF PERIOD	353,000	261,000

CASH, END OF PERIOD	$232,000	$353,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of liabilities to equity	$-	$1,341,000

The accompanying notes are an integral part of these audited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2021

NOTE 1 – BASIS OF PRESENTATION

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

On November 17, 2016, Senior Scientific merged with and into Imagion Biosystems, Inc., a Nevada corporation (“Imagion”). Following the merger, Imagion held all of the liabilities, obligations and assets of Senior Scientific and the Company continued as the sole equity holder of Imagion.  On June 30, 2017, Imagion completed an IPO and listing on the Australian Stock Exchange (ASX).  As of December 31, 2021 , the Company owns 52,516,508 shares (1,000,000 restricted shares related to issued promissory notes interest) of Imagion, resulting in a noncontrolling interest of approximately 5% of Imagion’s issued and outstanding common stock.  The Company elected to record the investment at fair value.

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

FOR THE YEAR ENDED DECEMBER 31, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

BASIS OF CONSOLIDATION:

The condensed consolidated financial statements include the accounts of Manhattan Scientific, Inc., and its wholly owned subsidiary Metallicum. All significant intercompany balances and transactions have been eliminated.

GOING CONCERN:

As of December 31, 2021, the Company has an accumulated deficit of 68,520,000 and negative working capital of $684,000. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its technology as well as to generate revenues for other services. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid investments purchased with an original maturity of year or less at the time of purchase to be cash equivalents for the purposes of the statement of cash flows.

CASH CONCENTRATION:

The Company’s cash accounts are federally insured up to $250,000 for each financial institution we hold our accounts in. As of December 31, 2021 and December 31, 2020, we had cash balances of $-0- and $103,000 exceeding the federally insured limits.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2021

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represented its fair value. The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At December 31, 2021 and December 31, 2020, the license agreements were fully amortized. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At December 31, 2021 and December 31, 2020, the license agreements were fully amortized. Beginning in 2010, the Company was required to pay an annual license fee of $10,000 and may be required to pay royalties, as defined, to the licensors.

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

During the year ended December 31, 2019, the Company sold the assets held for sale that were presented on the balance sheet as of December 31, 2018.  During the year ended December 31, 2018, the Company recorded impairment and adjusted the asset valuation to $1.2 million.  The Company sold the assets for a total of $1.2 million of which $300,000 was received during the year ended December 31, 2019.  The remaining $900,000 will be collected during the next three years in equal increments on the anniversary date of the agreement, May 1.  During May 2020 and 2021, the Company received $300,000 and $300,000 respectively and reduced the due from the sale of assets. As of December 31, 2021, the Company evaluated the collectability and determined that no allowance is needed at this time due to the payment history with this third party and the subsequent receipt of funds.

MARKETABLE SECURITIES:

The Company considers securities with original maturities of greater than 90 days to be available for sale securities. Securities under this classification are recorded at fair value and unrealized gains and losses within other income (loss). The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. If the criteria are not met, the Company evaluates whether the decline in fair value has resulted from a credit loss or other factors. In making this assessment, management considers, among other factors, the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized costs basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other income (loss). For the year  ended December 31, 2021, no allowance was recorded for credit losses.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2021

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

The Company designates cash equivalents (consisting of money market funds) and investments in securities of publicly traded companies as Level 1. The total amount of the Company’s investment classified as Level 3 is de minimis. Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of December 31, 2021 and December 31, 2020 because of the relative short term nature of these instruments.

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

As of December 31, 2021, the Company holds 52,516,508 shares of Imagion and is reported under fair value method under ASC 320. Any change in the value is reported on the income statement as an unrealized gain or loss on fair value adjustment of investments.

Our financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2021 and 2020, consisted of the following:

	Total fair value at December 31, 2021	Quoted prices in active markets for identical assets (Level1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in equity securities	$2,901,000	$2,901,000	$-	$-

	Total fair value at December 31, 2020	Quoted prices in active markets for identical assets (Level1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in equity securities	$5,875,000	$5,875,000	$-	$-

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2021

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

FOR THE YEAR ENDED DECEMBER 31, 2021

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

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net income (loss) per share excludes the dilutive effect of stock options or warrants and convertible notes Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of December 31, 2021 and 2020, 26,655,760 and 33,655,760, respectively, dilutive shares were excluded from the calculation of diluted earnings (loss) per common share, as the effect of these shares on earnings per share would have been anti-dilutive; however, dilutive shares were included from the calculation of diluted income common shares for the year ended December 31, 2021.

The following table shows the computation of basic and diluted earnings (loss) per share for the year ended December 31, 2021 and 2020:

	The Years Ended
	December 31, 2021	December 31, 2020
Numerator:
Net income (loss)	$(3,639,000)	$4,314,000

Denominator:
Weighted-average basic shares outstanding	559,281,064	558,322,048
Effect of dilutive securities	-	34,729,262
Weighted-average diluted shares	559,281,064	593,051,310

Basic earnings (loss) per share	$(0.01)	$0.01
Diluted earnings (loss) per share	$(0.01)	$0.01

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. This amendment is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.  The Company implemented on January 1, 2022 and the implementation of this standard did not have any material impact on our consolidated financial statements.

The Company has evaluated all recent accounting pronouncements and none are expected to have a material impact on the condensed consolidated financial statements.

NOTE 3 – INVESTMENT IN IMAGION BIOSYSTEMS

As of December 31, 2021, the Company owns 52,516,508 shares of Imagion, resulting in a noncontrolling interest of Imagion’s issued and outstanding common stock. Based upon Imagion’s trading price on December 31, 2021, approximately $0.05 per share, the fair value of the Imagion shares was approximately $2,901,000. During the year ended December 31, 2021, the Company recorded an unrealized loss in its investment of $2,974,000.

Below is reconciliation for the changes to the investment in Imagion for the year ended December 31, 2021:

Balance as of December 31, 2020	$5,875,000
Change in the unrealized fair value of securities	(2,974,000)
Balance as of December 31, 2021	$2,901,000

NOTE 4 – NOTES PAYABLE

On October 17, 2019, The Company executed a secured note with a related party for $100,000. The secured note is due on October 17, 2022. The Company agreed that the note bears interest at 10% per annum, to be paid in advance in shares of Imagion Biosystems Limited common stock (IBX), calculated at $0.015 per share with 2 million shares of IBX common stock. The amortization of debt discount for the year ended December 31, 2021 was $17,000.

On October 17, 2019, The Company executed a secured note with an individual for $50,000. The secured note is due on October 17, 2022. The Company agreed that the note bears interest at 10% per annum, to be paid in advance in shares of Imagion Biosystems Limited common stock (IBX), calculated at $0.015 per share with 1 million shares of IBX common stock. The amortization of debt discount for the year ended December 31, 2021 was $9,000.

Notes payable	$150,000
Less: Discounts on notes payable	(20,000)
Notes payable, net of discounts	$130,000

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2021

NOTE 5 – CAPTIAL TRANSACTIONS

Preferred Stock

The Company has a total of 1,000,000 shares of authorized preferred shares which are segregated into four classes of preferred stock.

The Company has 182,525 authorized shares of convertible, redeemable, 10 percent cumulative, Class A, Preferred Stock with $0.001 par value. One Class A, Preferred share is convertible into 50 restricted common shares and will be entitled to the number of votes equal to the number of shares of common stock into which such holder’s shares of Series A Preferred stock could be converted at the time of the vote. Class A, Preferred Stock is redeemable by the Company at $15 per share. Upon liquidation the holders of Series A Preferred stock will be entitled to be paid out of the assets available for distribution of the corporation an amount equal to $10 per share, before any payment will be made to the common shareholders. As of December 31, 2021 and 2020, no shares of Preferred Stock were issued and outstanding.

The Company has 250,000 authorized shares of Class B, Preferred Stock with $0.001 par value. As of December 31, 2021 and 2020, 49,999 and 49,999 shares of Preferred Stock were issued and outstanding, respectively. Class B preferred shares are convertible at a rate of 1 Series B preferred share to 10 common shares.

The Company has 14,000 authorized shares of redeemable, convertible, Class C, Preferred Stock with $100 stated value. Class C, Preferred Stock is not entitled to receive dividends unless dividends are paid on common stock. Upon liquidation Class C, Preferred Stock shall be treated as if it were converted to common stock prior to liquidation. Class C, Preferred Stock is convertible at $100 divided by the 10 day average closing price of common stock. The Class C, Preferred Stock is redeemable by the Company at the stated value. As of December 31, 2021 and 2020, no shares of Preferred Stock were issued and outstanding.

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

Holder may only convert the Series D Preferred Stock upon certain Convertible Promissory Notes, whether presently outstanding or to be issued, issued to three accredited investors (the “Note Investors”) in accordance with those certain Convertible Note Purchase Agreements between the Company and the Note Investors dated April 3, 2013, have either (i) been converted in full or in part by the Note Investors into shares of common stock of the Company, (ii) the Note Investors have sold or assigned all or a part of their Convertible Promissory Notes to third parties, or (iii) the Note Investors have been paid in full or in part. The Holder will only be permitted to convert such number of Series D Preferred Stock equal to the pro rata amount of the Convertible Promissory Notes converted, assigned or paid. In the event the Note Investors agree in writing that these restrictions may be terminated, then the Holder will be entitled to convert the Series D Preferred Stock at the Holder’s election and the above restrictions will be null and void. Additionally, Holder may not convert the Series D Preferred Stock until the ten day average daily trading volume is greater than $20,000.  As of the date of this filing, this has not occurred yet.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2021

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

The Company has 447,804 and 447,804 undesignated blank check preferred stock, $0.001 par value, authorized as of December 31, 2021 and 2020. The preferred shares are to be issued in such series and to have such rights, preferences, and designation as determine by the Board of Directors of the Company.

Common Stock

The Company has a total of 950,000,000 shares of authorized common shares. As of December 31, 2021 and 2020, 559,281,064 and 559,281,064 shares of common stock were issued and outstanding, respectively.

During the year ended December 31, 2020, the Company reclassified $1,341,000 liabilities to equity as it became certain cash would not be paid to settle and equity would be issued.

Stock Activity during 2021 and 2020

During the year ended December 31, 2021, the Company had not issued common stock.

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

At December 31, 2021, the 26,500,000 outstanding options had an aggregate intrinsic value of $1,595,000. A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Options Exercisable	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	22,075,000	0.07	3.2	22,075,000	$-
Granted	-	-	-	500,000
Exercised	-	-	-	-
Expired	(3,575,000)	$0.07	-	(3,575,000)	-
Outstanding as of December 31, 2020	18,500,000	0.07	2.84	18,500,000	-
Granted	15,000,000	0.02	9.68	15,000,000	15,500
Exercised	-	-	-	-
Expired	(7,000,000)	0.07	-	(7,000,000)	-
Outstanding as of December 31, 2021	26,500,000	$0.04	6.06	26,500,000	$15,000

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2021

Exercise prices and weighted-average contractual lives of 26,500,000 stock options outstanding as of December 31, 2021 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.02	15,500,000	8.80	$0.02	15,500,000	$0.02
$0.05	3,000,000	3.50	$0.05	3,000,000	$0.05
$0.06	5,000,000	4.35	$0.06	5,000,000	$0.06
$0.14	3,000,000	2.75	$0.14	3,000,000	$0.14

The fair value for options granted were determined using the Black-Scholes option-pricing model.

The Company did not recognize compensation expense during the year ended December 31, 2021.

NOTE 6 – INCOME TAXES

The provision for income taxes on the statements of operations consists of $-0- and $-0- for the years ended December 31, 2021 and 2020, respectively. Deferred tax assets are comprised of the following at December 31:

	2021	2020
Net operating loss carryforward	$12,704,000	$12,630,000
Temporary differences	6,988,000	6,988,000
Less valuation allowance	(19,692,000)	(19,618,000)
Deferred tax asset, net	-	-

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. At December 31, 2021 and 2020, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2021 and 2020, net operating loss carryforwards were approximately $47,275,000 and $47,043,000, respectively, for federal tax purposes that expire at various dates through 2031 and for state tax purposes expire through 2025.

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state regulations. The annual limitation may result in the expiration of substantial net operating loss carryforwards before utilization.

For December 31, 2021 and 2020, the provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (21% in 2021 and 2020) to income taxes as follows:

	2021	2020
Tax benefit computed at 21%	$-	$-
Change in valuation allowance	-	-
Change in carryovers and tax attributes	-
Income tax provision	$-	$-

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

During the years ended December 31, 2021 and 2020, the Company received $50,000 and $50,000, respectively, as a minimum royalty payment.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2021

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – RELATED PARTY TRANSACTIONS

As of December 31, 2021 and December 31, 2020, the Company had accrued expenses to related parties of approximately $1,129,000 and $853,000.

As of December 31, 2021, the amounts are due to the Company’s sole officer for compensation $276,000 and the chairman of the board for compensation of $786,000 and the members of the board of directors of $66,250.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2021 to the date these financial statements were issued, and there were no other material subsequent events to disclose in these financial statements, except as noted.

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO (2013). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication. and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as or December 31, 2021:

Resources: As of December 31, 2021, we had no full-time employees in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

ITEM 9B. OTHER INFORMATION

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages and biographical information of each of our directors and executive officers as of April 4, 2022 are set forth below. There are no existing family relationships between or among any of our executive officers or directors.

NAME	AGE	POSITION

Emmanuel Tsoupanarias	69	President and Chief Executive Officer, Director
Frank Georgiou	71	Director
Marvin Maslow	84	Chairman of the Board

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

SECCTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2021, we believe that our executive officers, directors and ten percent stockholders complied with all reporting requirements applicable to them.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation awarded by us to our executive officers for the fiscal years ended December 31, 2021 and 2020. Other than the Employment Agreement entered into between the Company and Emmanuel Tsoupanarias, our CEO, we do not have employment agreements with any of our other officers.

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Emmanuel Tsoupanarias	2021	186,000	--	--	--	--	--	--	186,000
CEO and Director	2020	186,000	--	--	--	--	--	--	186,000

Prior to entering an Employment Agreement with the Company on March 28, 2013, Mr. Emmanuel Tsoupanarias, our Chief Executive Officer, did not have an employment agreement. His salary, was originally set at $100,000, was set by the Board of Directors in 2007. On March 28, 2013, the Company entered into an Employment Agreement with Emmanuel Tsoupanarias, our CEO. The agreement is for a term of five years and Mr. Tsoupanarias shall receive an annual salary of $150,000 per year and additional cash incentive consideration as determined by the Board. Effective January 1, 2015, the Company renewed the agreement for a period of ten years with automatic extensions for one-year periods thereafter. His salary remains at $150,000 per year and cash incentive of $3,000 per month . In the event the employment agreement is terminated by the Company without cause, then the Mr. Tsoupanarias shall receive 50% of the base salary remaining on the term and all options and other securities he would have been entitled to for an additional three months shall vest.

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

Director Compensation

For the year ended December 31, 2021, for their service as directors, each of the directors received $1,250 per quarter.

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

___________

(1) Mr. Friedman resigned as a director on January 3, 2018.

(2) Mr. Theoharis resigned as a director on July 10, 2017.

Grant of Plan Based Awards

No plan-based awards were made during the fiscal year ended December 31, 2021.

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

______________

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

(2) Includes 10,930,773 shares owned by Saraklis Inc. (“Saraklis”), a corporation controlled by Mr. Tsoupanarias, 12,000,000 shares owned by Saraklis Consultant Inc., a corporation controlled by Mr. Tsoupanarias, options for Saraklis to purchase 7,500,000 shares.

(3) Includes 28,437,075 shares of Common Stock owned by Mr. Georgiou, 1,000,000 shares of Common Stock owned by relatives of Mr. Georgiou, options to purchase 1,500,000 shares.

(4) Includes 28,028,273 shares of Common Stock, options to purchase 1,500,000 shares, 6,000,000 shares owned by Normandie New Mexico Corp., a corporation controlled 100% by Mr. Maslow, 225,000 shares owned in joint tenancy by Mr. Maslow’s wife and son, and options for Mr. Maslow to purchase 1,500,000 shares.

(5) Includes 105,761 shares of Series D Preferred Stock on an as converted basis. The Series D Preferred Stock has a conversion price of $0.055 and a stated value of $10.00 per share. Such Series D Preferred Stock is convertible into 19,229,273 shares of common stock of the Company calculated by dividing the stated value by the conversion price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by our independent auditors for the fiscal years ended December 31, 2021 and December 31, 2020:

Fee Category	2021	2020

Audit and audit related fees	$29,000	$29,000
Tax fees	-	-
Other fees	-	-
Total fees	$29,000	$29,000

Audit Fees. Consists of aggregate fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance. There were no tax services provided in fiscal years ended December 31, 2021 and 2020.

Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal years ended December 31, 2021 and 2020.

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

ITEM 15. EXHIBITS

(a) EXHIBITS

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Reorganization (1)
2.2	Agreement and Plan of Merger (1)
3.1	Certificate of Incorporation dated August 1, 1995 (12)
3.2	Certificate of Amendment to Certificate of Incorporation dated January 8, 1998 (12)
3.3	Bylaws (1)
3.4	Certificate of Amendment of Certificate of Incorporation dated January 16, 2001 (12)
3.5	Certificate of Amendment of Certificate of Incorporation dated August 8, 2007 (12)
3.6	Certificate of Amendment of Certificate of Incorporation dated March 24, 2014
4.1	Certificate of Designation, Preferences and Rights of Series B Preferred Stock (12)
4.2	Amended Certificate of Designation, Preferences and Rights of Series B Preferred Stock (12)
4.3	Certificate of Designation, Preferences and Rights of Series C Preferred Stock (12)
4.4	Amended Certificate of Designation, Preferences and Rights of Series C Preferred Stock (2)
4.5	Certificate of Designation for the Series D Preferred Stock (14)
10.1	Manhattan Scientifics, Inc. 1998 Stock Option Plan (1)
10.2	Manhattan Scientifics, Inc. 2000 Equity Incentive Plan (5)
10.3	2004 Consultant Stock Plan (6)
10.4	Manhattan Scientifics 2005 Equity Incentive Plan (8)
10.5	Technology Transfer Agreement by and between Carpenter Technology Corporation and Manhattan Scientifics, Inc, effective as of the 12th day of September 2009 (7)
10.6	Acquisition Option Agreement by and among Senior Scientific LLC, Edward R. Flynn, Ph.D., Scientific Nanomedicine, Inc. and Manhattan Scientifics, Inc. (10)
10.7	Stock Purchase Agreement, dated as of June 12, 2008, among Manhattan Scientifics, Inc., Metallicum, Inc., and the shareholders of Metallicum (9)
10.8	Settlement and Memorandum of Agreement among Marvin Maslow, Jack B. Harrod and Manhattan Scientifics, Inc. (9)
10.9	Patent License Agreement Between Los Alamos National Security, LLC and Manhattan Scientifics, Inc. (10)
10.10

Agreement and Plan of Reorganization by and among the Company, Scientific Nanomedicine, Inc., Edward, R. Flynn and Edward R. Flynn and Maureen A. Flynn, as Co-Trustees of the Edward R. Flynn and Maureen A. Flynn Revocable Trust u/t/a dated 10/25/2006. (11)

10.11	Purchase Agreement by and among the Company, Senior Scientific LLC and Edward R. Flynn. (11)
10.12	Consulting Agreement dated June 1, 2011 between Manhattan Scientifics Inc. and V. Gerald Grafe (12)
10.13	Employment Agreement dated March 28, 2013 between Manhattan Scientifics Inc. and Emmanuel Tsoupanarias (12)
10.14	Consulting Agreement between Normandie New Mexico Corp. and Manhattan Scientifics Inc. dated October 1, 2009 (12)
10.15	Amendment to the Consulting Agreement between Normandie New Mexico Corp. and Manhattan Scientifics Inc. dated October 1, 2009 (12)
10.16	Settlement Agreement and Mutual General Releases by and between Manhattan Scientifics, Inc. and Carpenter Technology Corporation dated February 11, 2015 (22)
14.1	Code of Ethics (9)
16.1	Letter from L.L. Bradford & Company, LLC (21)
21.1	List of Subsidiaries (12)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d- 14(a)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
EX-101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
EX-101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
EX-101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
EX-101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document.
EX-101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
EX-104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

____________________

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

(12) Incorporated by reference to the registrant’s Form 10-K filed with the Commission on March 30, 2012.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this April 5, 2022.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on April 5, 2022 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Emmanuel Tsoupanarias	Chief Executive Officer, President, Director
Emmanuel Tsoupanarias	(Principal Executive, Financial and Accounting Officer)

/s/ Frank Georgiou	Director
Frank Georgiou

/s/ Marvin Maslow	Chairman of the Board
Marvin Maslow

