Form 10-Q
period 2022-09-30
MANHATTAN SCIENTIFICS INC
filed 2022-11-14
CIK 1099132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended September 30, 2022

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

There were 559,281,064 shares outstanding of registrant’s common stock, par value $0.001 per share, as of November 14, 2022.

PART I – FINANCIAL INFORMATION

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$288,000	$232,000
Prepaid expenses	8,000	15,000
Due from the sale of assets - current portion	-	300,000
Total current assets	296,000	547,000

Investment in equity securities	1,064,000	2,901,000
Property and equipment, net	2,000	4,000
Other assets	2,000	2,000
Total assets	$1,364,000	$3,454,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$115,000	$102,000
Accrued expenses - related parties	1,351,000	1,129,000
Notes payable, net of discounts	139,000	130,000
Total current liabilities	1,605,000	1,361,000
Total liabilities	1,605,000	1,361,000

Commitments and Contingencies - Note 7	-	-

Class D Convertible Preferred mandatory redeemable, authorized 105,761 shares, 105,761 and 105,761 shares issued and outstanding, respectively	1,058,000	1,058,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock $0.001 par value
Class A Convertible Preferred, authorized 182,525, 0 and 0 shares issued and outstanding, respectively	-	-
Class B Convertible Preferred, authorized 250,000, 49,999 and 49,999 shares issued and outstanding, respectively	-	-
Class C Redeemable Convertible Preferred, authorized 14,000, 0 and 0 shares issued and outstanding, respectively	-	-
Common, authorized 950,000,000 shares, 559,281,064 and 559,281,064 shares issued, and outstanding, respectively	559,000	559,000
Additional paid-in-capital	68,996,000	68,996,000
Accumulated deficit	(70,854,000)	(68,520,000)
Total stockholders' equity	(1,299,000)	1,035,000
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (Deficit)	$1,364,000	$3,454,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2022	2021	2022	2021

Revenue	$9,000	$-	$50,000	$50,000

Operating costs:
General and administrative expenses	175,000	175,000	548,000	565,000
Research and development	2,000	3,000	7,000	8,000

Total operating costs and expenses	177,000	178,000	555,000	573,000

Loss from operations	(168,000)	(178,000)	(505,000)	(523,000)

Other income (expense):
Gain (Loss) on fair value adjustment of investments	104,000	(978,000)	(1,809,000)	(3,069,000)
Gain on settlement of legal fees	-	7,000	-	7,000
Interest expense	(7,000)	(7,000)	(20,000)	(20,000)
Total other income (expense)	97,000	(978,000)	(1,829,000)	(3,082,000)

NET INCOME (LOSS)	$(71,000)	$(1,156,000)	$(2,334,000)	$(3,605,000)

INCOME (LOSS) PER COMMON SHARE:

Weighted average number of common shares outstanding (Basic and Diluted)	559,281,064	559,281,064	559,281,064	559,281,064

Basic and Diluted income (loss) per common share (Basic and Diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 and 2021

(UNAUDITED)

	Preferred Stock - Series B		Common Stock		Additional		Total Shareholders'
	$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance
December 31, 2021	49,999	$-	559,281,064	$559,000	$68,996,000	$(68,520,000)	$1,035,000

Net loss	-	-	-	-	-	(647,000)	(647,000)

Balance
March 31, 2022	49,999	$-	559,281,064	$559,000	$68,996,000	$(69,167,000)	$388,000

Net loss	-	-	-	-	-	(1,616,000)	(1,616,000)

Balance
June 30, 2022	49,999	$-	559,281,064	$559,000	$68,996,000	$(70,783,000)	$(1,228,000)

Net loss	-	-	-	-	-	(71,000)	(71,000)

Balance
September 30, 2022	49,999	$-	559,281,064	$559,000	$68,996,000	$(70,854,000)	$(1,299,000)

	Preferred Stock - Series B		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance
December 31, 2020	49,999	$-	559,281,064	$559,000	$68,996,000	$(64,881,000)	$4,674,000

Net income	-	-	-	-	-	134,000	134,000

Balance
March 31, 2021	49,999	$-	559,281,064	$559,000	$68,996,000	$(64,747,000)	$4,808,000

Net loss	-	-	-	-	-	$(2,583,000)	$(2,583,000)

Balance
June 30, 2021	$49,999	$-	$559,281,064	$559,000	$68,996,000	$(67,330,000)	$2,225,000

Net loss						$(1,156,000)	$(1,156,000)

Balance
September 30, 2021	$49,999	$0	$559,281,064	$559,000	$68,996,000	$(68,486,000)	$1,069,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,334,000)	$(3,605,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,000	1,000
Loss on fair value adjustment of investments	1,809,000	3,069,000
Amortization of debt discount	19,000	20,000
Gain on settelement of legal fees	-	7,000
Changes in:
Prepaid expenses	7,000	(5,000)
Accounts payable and accrued expenses	13,000	(12,000)
Accounts payable and accrued expenses - related party	222,000	228,000

Net cash used in operating activities	(262,000)	(287,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of investments	28,000	-
Proceeds from sale of assets held for sale	300,000	300,000

Net cash from investing activities	328,000	300,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable	(10,000)	-
Net cash used in financing activities	(10,000)	-

NET INCREASE IN CASH	56,000	13,000
CASH, BEGINNING OF PERIOD	232,000	353,000

CASH, END OF PERIOD	$288,000	$366,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

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

Operating results for the nine months period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

As of September 30, 2022, the Company has an accumulated deficit of 70,854,000 and negative working capital of $1,309,000. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its technology as well as to generate revenues for other services. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

As of the filing date, the Coronavirus (“COVID-19”) has caused significant volatility in global markets, including the market price of our securities. The demand for our products and services has decreased and the ability of our customers to make payments for the products and services they purchased has been negatively impacted.

These factors raise substantial doubt about the Company’s ability to continue as going concern within one year from the date of filing these financial statements. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents for the purposes of the statement of cash flows.

CASH CONCENTRATION:

The Company’s cash accounts are federally insured up to $250,000 for each financial institution we hold our accounts in. As of September 30, 2022 and December 31, 2021, we had cash balances of $34,000 and $0, exceeding the federally insured limits.

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

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represented its fair value. The Company obtained an exclusive license on two (2) patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At September 30, 2022 and December 31, 2021, the license agreements were fully amortized. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At September 30, 2022 and December 31, 2021, the license agreements were fully amortized. Beginning in 2010, the Company was required to pay an annual license fee of $10,000 and may be required to pay royalties, as defined, to the licensors.

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

During the year ended December 31, 2019, the Company sold the assets held for sale that were presented on the balance sheet as of December 31, 2018. During the year ended December 31, 2018, the Company recorded impairment and adjusted the asset valuation to $1.2 million. The Company sold the assets for a total of $1.2 million of which $300,000 was received during the year ended December 31, 2019. The remaining $900,000 collected during the next three years in equal increments on the anniversary date of the agreement, May 1. During May 2022 and 2021, the Company received $300,000 and reduced the amount due from the sale of assets to the balance of $0.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

MARKETABLE SECURITIES:

The Company considers securities with original maturities of greater than 90 days to be available for sale securities. Securities under this classification are recorded at fair value and unrealized gains and losses within other income (loss). The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. If the criteria are not met, the Company evaluates whether the decline in fair value has resulted from a credit loss or other factors. In making this assessment, management considers, among other factors, the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized costs basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other income (loss). For the three months ended September 30, 2022, no allowance was recorded for credit losses.

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

The Company designates cash equivalents (consisting of money market funds) and investments in securities of publicly traded companies as Level 1. The total amount of the Company’s investment classified as Level 3 is de minimis. The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of September 30, 2022 and December 31, 2021 because of the relative short term nature of these instruments.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company holds 51,766,508 shares of Imagion and is reported under fair value method under ASC 320. Any change in the value is reported on the income statement as an unrealized gain or loss.

Our financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2022 and December 31, 2021, consisted of the following:

	Total fair value at September 30, 2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in equity securities	$1,064,000	$1,064,000	$-	$-

	Total fair value at December 31, 2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in equity securities	$2,901,000	$2,901,000	$-	$-

LEASES

The Company leases a facility with terms of month-to-month for its headquarters. The Company adopted ASC 842 on January 1, 2019 and has evaluated that has no impact on the financial statements as under the practical expedient the leases consist of terms less than one year, and therefore, is not required to capitalize the lease.

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

ASC 740-10, clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

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

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net income (loss) per share excludes the dilutive effect of stock options or warrants and convertible notes Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of September 30, 2022 and 2021, there were  28,922,917 and 28,922,917, respectively, potentially dilutive shares that need to be considered as common share equivalents.  As a result of the net loss for the periods presented, the potentially dilutive shares for the periods ended September 30, 2022 and 2021 are anti-dilutive.

The following table shows the computation of basic and diluted earnings (loss) per share for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30, 2022	September 30, 2021
Numerator:
Net income (loss)	$(71,000)	$(1,156,000)

Denominator:
Weighted-average basic shares outstanding	559,281,064	559,281,064
Effect of dilutive securities	-	-
Weighted-average diluted shares	559,281,064	559,281,064

Basic earnings (loss) per share	$(0.00)	$(0.00)
Diluted earnings (loss) per share	$(0.00)	$(0.00)

The following table shows the computation of basic and diluted earnings (loss) per share for the nine months ended September 30, 2022 and 2021:

	Nine months Ended
	September 30, 2022	September 30, 2021
Numerator:
Net income (loss)	$(2,334,000)	$(3,605,000)

Denominator:
Weighted-average basic shares outstanding	559,281,064	559,281,064
Effect of dilutive securities	-	-
Weighted-average diluted shares	559,281,064	559,281,064

Basic earnings (loss) per share	$(0.00)	$(0.01)
Diluted earnings (loss) per share	$(0.00)	$(0.01)

STOCK BASED COMPENSATION

The Company accounts for stock-based compensation based on the fair value of all option grants or stock issuances made to employees or directors on or after its implementation date (the beginning of fiscal 2006), as well as, a portion of the fair value of each option and stock grant made to employees or directors prior to the implementation date that represents the unvested portion of these share-based awards as of such implementation date, to be recognized as an expense, as codified in ASC 718. The Company calculates stock option-based compensation by estimating the fair value of each option as of its date of grant using the Black-Scholes option pricing model. These amounts are expensed over the respective vesting periods of each award using the straight-line attribution method. Compensation expense is recognized only for those awards that are expected to vest, and as such, amounts have been reduced by estimated forfeitures. The Company has historically issued stock options and vested and non-vested stock grants to employees and outside directors whose only condition for vesting has been continued employment or service during the related vesting or restriction period. The estimated fair value of grants of stock options and warrants to nonemployees of the Company is charged to expense, if applicable, in the financial statements.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. This amendment is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has not completed its assessment of the standard but does not expect the adoption to have a material impact.

The Company has evaluated all recent accounting pronouncements and none are expected to have a material impact on the condensed consolidated financial statements.

NOTE 3 – INVESTMENT IN IMAGION BIOSYSTEMS

As of September 30, 2022, the Company owns 51,766,508 shares of Imagion, resulting in a non-controlling interest of Imagion’s issued and outstanding common stock. Based upon Imagion’s trading price on September 30, 2022, approximately $0.03 per share, the fair value of the Imagion shares was approximately $1,064,000. During the nine months ended September 30, 2022, the Company recorded a loss on fair value in its investment of $1,809,000.

Below is reconciliation for the changes to the investment in Imagion for the nine months ended September 30, 2022:

Balance as of December 31, 2021	$2,901,000
Change due to the sale of securities	(28,000)
Change in the unrealized fair value of securities	(1,809,000)
Balance as of September 30, 2022	$1,064,000

NOTE 4 – NOTES PAYABLE

On October 17, 2019, The Company executed a secured note with an individual for $50,000. The secured note is due on October 17, 2022. The Company agreed that the note bears interest at 10% per annum, to be paid in advance in shares of Imagion Biosystems Limited common stock (IBX), calculated at $0.015 per share with 1 million shares of IBX common stock. The amortization of debt discount for the nine months ended September 30, 2022 was $19,000.

On September 30, 2022, the Company made $10,000 repayments and the notes payable balance was reduced to $140,000 from $150,000.

On October 24, 2022, the Company made $30,000 repayments and the notes payable balance was reduced to $110,000.

Notes payable	$140,000
Less: Discounts on notes payable	(1,000)
Notes payable, net of discounts	$139,000

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 5 – CAPTIAL TRANSACTIONS

Stock Activity

During the nine months ended September 30, 2022, the Company had not issued common stock.

Options

At September 30, 2022, the 26,500,000 outstanding options had an aggregate intrinsic value of $0. A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Options Exercisable	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	26,500,000	$0.04	6.06	26,500,000	$15,000
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Outstanding as of September 30, 2022	26,500,000	$0.04	5.61	26,500,000	$0

Exercise prices and weighted-average contractual lives of 26,500,000 stock options outstanding as of September 30, 2022 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	3,000,000	2.75	$0.05	3,000,000	$0.05
$0.06	5,000,000	2.63	$0.06	5,000,000	$0.06
$0.14	3,000,000	1.75	$0.14	3,000,000	$0.14
$0.02	15,500,000	7.81	$0.02	15,500,000	$0.02

The Company did not recognize compensation expense during the three months ended September 30, 2022.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

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

During the nine months ended September 30, 2022, the Company received $50,000 as a minimum royalty payment.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal matter contingencies

The Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with ASC 450, “Contingencies” when warranted. Once established, such provisions are adjusted, when there is more information available of when an event occurs requiring a change.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of September 30, 2022 and December 31, 2021, the Company had accrued expenses to related parties of approximately $1,351,000 and $1,129,000.

As of September 30, 2022, the amounts are due to the Company’s sole officer for compensation of $336,000 and the chairman of the board for compensation of $939,000 and the members of the board of directors of $78,000.

NOTE 9 – SUBSEQUENT EVENTS

During October 2022, the Company sold 200,000 shares of IBX common stock.

During October 2022, the Company made $30,000 in repayment to a note holder and the notes payable balance was reduced to $110,000.

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

The Company operates as a technology incubator that seeks to acquire, develop and commercialize life-enhancing technologies in various fields, with emphasis in the areas of nanotechnology. Nanotechnology is the use and manipulation of matter on an atomic and molecular scale. To achieve this goal, the Company is actively seeking to identify emerging technologies through strategic alliances with scientific laboratories, educational institutions, scientists and leaders in industry and government. The Company and its executives have a long-standing relationship with the Los Alamos Laboratories in New Mexico.

Metallicum

In June 2008, we acquired Metallicum and its licensed patented technology. We entered into a stock purchase agreement with Metallicum to acquire all of the outstanding capital in exchange for 15,000,000 restricted shares of our common stock. An additional 15,000,000 shares of our common stock will be payable to Metallicum in the event of meeting certain milestones. At December 31, 2011, one milestone was met: Metallicum was granted an exclusive license by the Los Alamos National Laboratory on patents related to nanostructured metals. In September 2009, we entered into a technology transfer agreement and sale with Carpenter Technology Corporation, (“Carpenter”) wherein Carpenter was to fully develop, manufacture and market a new class of high strength metals. On February 11, 2015, the Company and Carpenter entered into a Settlement Agreement and Mutual Release pursuant to which the parties provided a full release of one another, Carpenter paid the Company $8,000,000, Carpenter transferred to the Company all intellectual and physical property that was part of the original agreement, Carpenter agreed to provide follow-on technical assistance and Carpenter provided a list of all customers and contacts.

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

As of September 30, 2022, Manhattan Scientifics presently owns 51,766,508 shares of Imagion, with a fair market value of approximately $ 1,064,000, based upon the closing price per share of Imagion common stock on the ASX. The Company accounts for its investment in Imagion in accordance with ASC 825-10 and elected fair value option. We initially held 31% of the total issued and outstanding shares of Imagion and had one seat on the Board of Directors of Imagion. The guidance allows entities to elect to measure certain financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value. Investments over which an investor has the ability to exercise significant influence are eligible for the fair value option as they represent recognized financial assets. When the fair value option is elected for an instrument, all subsequent changes in fair value for that instrument are reported in earnings.

Novint

We made an investment in Novint Technologies Inc. (“Novint”) in 2001. Novint is currently engaged in the development and sale of 3D haptics products and equipment. Haptics refers to one’s sense of touch and Novint’s focus is in the consumer interactive computer gaming market. The Company owns 1,028,425 shares of Novint’s common stock. The fair value of the Novint shares are not recorded on the balance sheet as of September 30, 2022.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2021

REVENUE. Revenue was $9,000 and $0 for the three months ended September 30, 2022 and 2021, respectively.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day-to-day operating expenses. General and administrative expenses were $175,000 for the three months ended September 30, 2022 compared with $175,000 for the three months ended September 30, 2021.

RESEARCH AND DEVELOPMENT. Research and development costs were $2,000 and $3,000, for the three months ended September 30, 2022 and 2021, respectively.

OTHER INCOME (EXPENSES). Total other income for the three months ended September 30, 2022 totaled $97,000 compared to the total other expense of $978,000 for the three months ended September 30, 2021. The decrease is primarily attributable to the loss on fair value adjustments of its investment in Imagion during the period for the amount of $874,000.

NET INCOME (LOSS). During the three months ended September 30, 2022, the Company had net loss of $71,000, compared to net gain of $1,156,000 for the three months ended September 30, 2021. The decrease of $1,085,000 is primarily attributable to the decrease gain on fair value adjustment of investment.

NINE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2021

REVENUE. Revenue was $50,0000 and $50,000 for the nine months ended September 30, 2022 and 2021, respectively.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day-to-day operating expenses. General and administrative expenses were $548,000 for the nine months ended September 30, 2022 compared with $565,000 for the nine months ended September 30, 2021. The decrease is primarily attributable from the decrease of accounting, advertising, consulting, and legal fees.

RESEARCH AND DEVELOPMENT. Research and development costs were $7,000 and $8,000 for the nine months ended September 30, 2022 and 2021, respectively.

OTHER INCOME (EXPENSES). Total other expense for the nine months ended September 30, 2022 totaled $1,829,000 compared to the total other loss of $3,082,000 for the nine months ended September 30, 2021. The decrease of $1,260,000 is primarily attributable to the decrease loss on fair value adjustments of its investment in Imagion during the period.

NET INCOME (LOSS). During the nine months ended September 30, 2022, the Company had net loss of $2,334,000, compared to net loss of $3,605,000 for the nine months ended September 30, 2021. The decrease of $1,271,000 is primarily attributable to the decrease loss on fair value adjustment of investment.

LIQUIDITY AND CAPITAL RESOURCES

The Company had Stockholders’ deficit of $1,299,000 and the working capital deficit was $1,309,000 on September 30, 2022. The Company had an increase of $56,000 in cash and cash equivalents for the nine months ended September 30, 2022.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including consulting and professional services and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of September 30, 2022, we had $288,000 in cash. We believe our current cash position may not be sufficient to maintain our operations for the next twelve months. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

On October 17, 2019, we executed a secured note with our only independent director for $100,000 and a secured note with an unrelated party for $50,000. The secured notes are due on October 17, 2022. The Company agreed that the notes bear interest at 10% per annum, to be paid in advance with shares of Imagion Biosystems Limited common stock (“IBX”), calculated at $0.015 per share or 3,000,000 shares of IBX. We currently plan to sell IBX common stock to raise funds for operations, we have sold 750,000 shares of IBX common stock as of September 30, 2022.

CASH FLOW INFORMATION

The Company had cash and cash equivalents of approximately $288,000 and $232,000 at September 30, 2022 and December 31, 2021, respectively. This figure represents an increase in cash of $56,000.

OPERATING ACTIVITIES

The Company used approximately $262,000 of cash for operating activities in the nine months ended September 30, 2022, as compared to using $287,000 of cash for operating activities in the nine months ended September 30, 2021.

The change is mainly from the decrease in the loss on fair value adjustments of its investment in Imagion during the period.

INVESTING ACTIVITIES

The Company received approximately $328,000 of cash from investing activities in the nine months ended September 30, 2022 as compared to, received approximately $300,000 of cash for investing activities in the nine months ended September 30, 2021.

The change is mainly from the sale of investment in Imagion in the nine months ended September 30, 2022.

FINANCING ACTIVITIES

During the nine months ended September 30, 2022, cash used in financing activities was $10,000 compared to $0 of cash for financing activities in the nine months ended September 30, 2021. The decrease was primarily a result of repayment of note payable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A significant estimate includes the carrying value of our patents, fair value of our common stock, assumptions used in calculating the value of stock options, depreciation and amortization.

Fair Value of Financial Instruments:

The Company recognizes the fair value of financial instruments in accordance with FASB ASC 820, Fair Value Measurements and Disclosures, “Fair Value Measurements”, which provides a framework for measuring fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The Company designates cash equivalents (consisting of money market funds) and investments in securities of publicly traded companies as Level 1. The total amount of the Company’s investment classified as Level 3 is de minimis. Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of September 30, 2022 and December 31, 2021, because of the relative short term nature of these instruments.

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

As of September 30, 2022, the Company holds 51,766,508 shares of Imagion and is reported under fair value method under ASC 320. Management determined that it was appropriate to carry its investment in Imagion at fair value because the investment is traded on the ASX and has daily trading activity and is a better indicator of value. The investments are re-measured at the end of each quarter based on the trading price and converted from AUD to USD. Any change in the value is reported on the income statement as an unrealized gain or loss.

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

License Agreements:

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represented its fair value. The Company obtained an exclusive license on two (2) patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At September 30, 2022, the license agreements were fully amortized. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At September 30, 2022, the license agreements were fully amortized. Beginning in 2010, the Company was required to pay an annual license fee of $10,000 and may be required to pay royalties, as defined, to the licensors.

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

During the year ended December 31, 2019, the Company sold the assets held for sale that were presented on the balance sheet as of December 31, 2018. During the year ended December 31, 2018, the Company recorded impairment and adjusted the asset valuation to $1.2 million. The Company sold the assets for a total of $1.2 million of which $300,000 was received during the year ended December 31, 2019. The remaining $900,000 will be collected during the next three (3) years in equal increments on the anniversary date of the agreement, May 1. During May 2022 and 2021, the Company received $300,000 and reduced the amount due from the sale of assets to the balance of $0.

Marketable Securities:

The Company considers securities with original maturities of greater than 90 days to be available-for-sale debt securities. Securities under this classification are recorded at fair value and unrealized gains and losses within other income (loss). The estimated fair value of the available-for-sale debt securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. If the criteria are not met, the Company evaluates whether the decline in fair value has resulted from a credit loss or other factors. In making this assessment, management considers, among other factors, the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized costs basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other income (loss). For the three months ended September 30, 2022, no allowance was recorded for credit losses.

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

Basic and Diluted Earnings (Loss) Per Share:

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net income (loss) per share excludes the dilutive effect of stock options or warrants and convertible notes Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of September 30, 2022 and 2021, there were 28,922,917 and 28,922,917, respectively, potentially dilutive shares that need to be considered as common share equivalents.  As a result of the net loss for the periods presented, the potentially dilutive shares for the periods ended September 30, 2022 and 2021 are anti-dilutive.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2022, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject from time-to-time to litigation, claims and suits arising in the ordinary course of business. As of September 30, 2022, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2022.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Name:	Emmanuel Tsoupanarias
Title:	Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

