Form 10-K
period 2022-12-31
MANHATTAN SCIENTIFICS INC
filed 2023-04-13
CIK 1099132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2022 was $4,726,599 based upon a closing price of $0.01 on June 30, 2022. For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of April 7, 2023 there were 559,281,064 shares of common stock issued and outstanding.

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

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

COMPANY HISTORY AND OVERVIEW

Manhattan Scientifics, Inc. (the “Company” or “Manhattan Scientifics”), a Delaware corporation, was established on July 31, 1992 and has one operating wholly-owned subsidiary: Metallicum, Inc., (“Metallicum”).  The Company also holds a less than 5%, noncontrolling interest in Imagion Biosystems, Inc. (f/k/a Senior Scientific LLC) (“Imagion”).

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

CUSTOMERS AND SUPPLIERS

For the years ended December 31, 2022 and 2021, one customer generated all of our revenue.  We did not have any significant suppliers.

EMPLOYEES

As of December 31, 2022, we had no full-time employees. We do not expect any significant change in the total number of employees in the near future. Most of our research and development work has been performed by employees of our various research and development independent contractors (see below). We have historically indirectly funded the salaries of these individuals through our contract research and development payments to their employers. Although not technically our employees, we have considered these individuals to be an integral part of our research and development team. None of our employees or contractors are members of any union or collective bargaining organization. We consider our relationships with independent contractor employees to be good.

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

ITEM 2. DESCRIPTION OF PROPERTIES

Our principal executive office is at 244 Fifth  Avenue, Suite 2341, New York, New York, 10001. We lease approximately 300 square feet of office space on a month-to-month basis. The aggregate annual rent for this office space was $588 in 2022.

We believe our facilities are adequate for our current and planned business operations.

ITEM 3. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of December 31, 2022, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements other than the litigation described above which was subsequently settled.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are currently trading on the OTCQB operated by www.otcmarkets.com.

As of April 7, 2023, there were 559,281,064 shares of common stock of the issuer issued and outstanding and approximately 635 record shareholders.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the past two years, we have not issued unregistered shares of common stock, options, or warrants for the purchase of common stock.

Securities Authorized for Issuance under Equity Incentive Plans

The 2000 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2000 Plan allows for the issuance of incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2000 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2000 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2000 Plan available for grant at December 31, 2022 was 18,869,763.

In November 2004, our Board of Directors adopted the 2004 Consultant Stock Plan (the "2004 Plan"). The purpose of this 2004 Consultant Stock Plan is to advance our interests by helping us obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock. We reserved 2,000,000 shares of our Common Stock for awards to be made under the 2004 Plan. We filed a registration statement on Form S-8 with the SEC on November 26, 2004 to register the shares underlying the 2004 plan. The 2004 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2004 Plan. The number of shares under the 2004 Plan available for grant at December 31, 2022 was 500,000.

On May 9, 2005, our Board of Directors adopted the 2005 Equity Compensation Plan (the "2005 Plan"). The purpose of this Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success, by offering them an opportunity to participate in the our future performance through awards of Options, the right to purchase Common Stock and Stock Bonuses. We reserved 10,000,000 shares of our Common Stock for awards to be made under the 2005 Plan. The 2005 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee, or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2005 Plan. We filed a registration statement on Form S-8 with the SEC on June 8, 2005 to register the shares underlying the 2005 plan. The number of shares under the 2006 Plan available for grant at December 31, 2022 was -0-.

In January 2015, our Board of Directors adopted the 2015 Incentive Stock Plan (the "2015 Plan"). The purpose of this Plan is to provide incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2015 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2015 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2015 Plan available for grant at December 31, 2022 was 4,000,000.

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2022.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	23,369,763
Total	—	—	23,369,763

A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable
Outstanding as of December 31, 2020	18,500,000			18,500,000
Granted	15,000,000	0.02	0.02	15,000,000
Exercised	-	-	-	-
Expired	(7,000,000)	-	-	(7,000,000)
Outstanding as of December 31, 2021	26,500,000			26,500,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding as of December 31, 2022	26,500,000			26,500,000

Exercise prices and weighted-average contractual lives of 26,500,000 stock options outstanding as of December 31, 2021 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.02	15,500,000	7.40	$0.02	15,500,000	$0.02
$0.05	3,000,000	2.50	$0.05	3,000,000	$0.05
$0.06	5,000,000	2.60	$0.06	5,000,000	$0.06
$0.14	3,000,000	1.50	$0.14	3,000,000	$0.14

The fair value for options granted were determined using the Black-Scholes option-pricing model. At December 31, 2022, the 26,500,000 outstanding options had an aggregate intrinsic value of $0.

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

As of December 31, 2022, Manhattan Scientifics presently owns 51,566,508 shares of Imagion, with a fair market value of approximately $839,000, based upon the closing price per share of Imagion common stock on the Australian Stock Exchange.  The Company accounts for its investment in Imagion in accordance with ASC 825-10 and elected fair value option. We initially held 31% of the total issued and outstanding shares of Imagion and had one seat on the Board of Directors of Imagion.  The guidance allows entities to elect to measure certain financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value. Investments over which an investor has the ability to exercise significant influence are eligible for the fair value option as they represent recognized financial assets. When the fair value option is elected for an instrument, all subsequent changes in fair value for that instrument are reported in earnings. As of December 31, 2022, we hold approximately 5% of the total issued and outstanding shares of Imagion and no longer have a seat on the Board of Directors of Imagion.

Novint

We made an investment in Novint Technologies Inc. (“Novint”) in 2001. Novint is currently engaged in the development and sale of 3D haptics products and equipment. Haptics refers to one’s sense of touch and Novint’s focus is in the consumer interactive computer gaming market.  The Company owns 1,028,425 shares of Novint’s common stock.  The fair value of the Novint shares are not recorded on the balance sheet as of December 31, 2022.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2022 COMPARED TO YEAR ENDED DECEMBER 31, 2021

REVENUES.  In the year ended December 31, 2022, we recognized $50,000 in revenue compared to $50,000 of revenue recognized for the year ended December 31, 2021.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day-to-day operating expenses. General and administrative expenses were $718,000 for the year ended December 31, 2022 compared with $727,000 for the year ended December 31, 2021.  The primary decrease in general and administrative expense was the result of the increase in accounting expenses and legel expenses.  During the year ended December 31, 2022, the officers and directors total compensation was $531,000 of which a total of $220,000 was paid to two individuals that are an officer and directors of the Company.

RESEARCH AND DEVELOPMENT. Research and development expenses consist of consultants and contractors. Research and development expenses were $11,000 for the year ended December 31, 2022 compared with $10,000 for the year ended December 31, 2021.

OTHER INCOME AND (EXPENSES). Total other expense for the year ended December 31, 2022 totaled $2,051,000, compared to the other expense of $2,952,000 for the year ended December 31, 2021. This is primarily attributable to the loss on fair value adjustments of its investment in Imagion and an decrease in interest.

NET LOSS. During the year ended December 31, 2022, the Company realized a net loss of $2,730,000, compared to a net net loss of $3,639,000 for the year ended December 31, 2021. This is primarily attributable to the loss on fair value adjustment of investment in Imagion, an increase in research and development.

LIQUIDITY AND PLAN OF OPERATIONS

Stockholders’ equity(deficit) totaled $(1,695,000) on December 31, 2022 and the working capital deficit was $(1,479,000) on such date. We had a decrease of $57,000 in cash and cash equivalents for the year ended December 31, 2022.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll,  and professional services and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of December 31, 2022, we had $175,000 in cash. We believe our current cash position may not be sufficient to maintain our operations for the next twelve months.  Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

On October 17, 2019, we executed a secured note with our only independent director for $100,000 and a secured note with an unrelated party for $50,000. The secured notes were due on October 17, 2022. The Company agreed that the notes bear interest at 10% per annum, to be paid in advance with shares of Imagion Biosystems Limited common stock (“IBX”), calculated at $0.015 per share or 3,000,000 shares of IBX.  As of December 31, 2022. We sold 950,000 shares of IBX common stock to raise funds for operations of $32,000.

CASH FLOW INFORMATION

The Company had cash and cash equivalents of approximately $175,000 and $232,000 at December 31, 2022 and 2021, respectively. This represents an decrease in cash of $57,000.

OPERATING ACTIVITIES

The Company used approximately $349,000 of cash for operating activities in the year ended December 31, 2022 as compared to using $421,000 of cash for operating activities in the year ended December 31, 2021.  The reason for the decrease in cash used for operating activities is a decrease in the net loss and a decrease in the loss on fair value adjustment of investment.

INVESTING ACTIVITIES

The Company received approximately $332,000 of cash for investing activities in the year ended December 31, 2022 as compared to receiving $300,000 of cash for investing activities in the year ended December 31, 2021. This increase in cash received in investing activities, is primarily attributed to proceeds from sale of investment of Imagion Biosystems shares in the current year.

FINANCING ACTIVITIES

The Company paid $40,000 and $0 of cash for financing activities in the year ended December 31, 2022 and 2021. During 2022, the Company made payments for notes payable totaling $40,000.

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

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nano-structured materials developed by another company as a result of the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represents its fair value. The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors. The license has been fully amortized.

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

During the year ended December 31, 2019, the Company sold the assets held for sale that were presented on the balance sheet as of December 31, 2018.  During the year ended December 31, 2018, the Company recorded impairment and adjusted the asset valuation to $1.2 million. On May 1, 2021 and 2020, the Company received $300,000 for sale of assets for a total of  $1.2 million during the year ended December 31, 2019.  The remaining $300,000 have been collected in 2022 and the Company received the full amount from the sale of assets.

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

GOING CONCERN

As of December 31, 2022, the Company has an accumulated deficit of $71,250,000 and negative working capital of $1,479,000. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its technology as well as to generate revenues for other services. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

These factors raise substantial doubt about the Company’s ability to continue within one year from the date of filing of these financial statements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Manhattan Scientifics, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Manhattan Scientifics, Inc. (“the Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, negative cash flows form operations, and negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2020.

Draper, UT

April 13, 2023

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$175,000	$232,000
Prepaid expenses	14,000	15,000
Due from the sale of assets - current portion	-	300,000
Total current assets	189,000	547,000

Investment in equity securities	839,000	2,901,000
Property and equipment, net	1,000	4,000
Other assets	2,000	2,000
Total assets	$1,031,000	$3,454,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$119,000	$102,000
Accrued expenses - related parties	1,439,000	1,129,000
Notes payable, net of discounts	110,000	130,000
Total current liabilities	1,668,000	1,361,000
Total liabilities	1,668,000	1,361,000

Commitments and Contingencies - Note 7	-	-

Series D Convertible Preferred mandatory redeemable, authorized 105,761 shares, 105,761 and 105,761 shares issued and outstanding, respectively	1,058,000	1,058,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock $0.001 par value
Series A Convertible Preferred, authorized 182,525, no shares issued and outstanding, respectively	-	-
Series B Convertible Preferred, authorized 250,000, 49,999 shares issued and outstanding, respectively	-	-
Series C Redeemable Convertible Preferred, authorized 14,000, no shares issued and outstanding, respectively	-	-
Common, authorized 950,000,000 shares, 559,281,064 shares issued, and outstanding, respectively	559,000	559,000
Additional paid-in-capital	68,996,000	68,996,000
Accumulated deficit	(71,250,000)	(68,520,000)
Total stockholders' equity (deficit)	(1,695,000)	1,035,000
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,031,000	$3,454,000

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED
	DECEMBER 31,
	2022	2021

Revenue	$50,000	$50,000

Operating expenses:
General and administrative	718,000	727,000
Research and development	11,000	10,000

Total operating expenses	729,000	737,000

Loss from operations	(679,000)	(687,000)

Other income (expense):
Gain (Loss) on fair value adjustment of investments	(2,030,000)	(2,974,000)
Gain on settlement of legal fees	-	48,000
Interest expense	(21,000)	(26,000)
Total other income (expense)	(2,051,000)	(2,952,000)

NET LOSS	$(2,730,000)	$(3,639,000)

LOSS PER COMMON SHARE:

Weighted average number of common shares outstanding (Basic and Diluted)	559,281,064	559,281,064

Basic and Diluted loss per common share (Basic and Diluted)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2022 and 2021

	Preferred Stock - Series B		Common Stock		Additional		Total Shareholders'
	$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance
December 31, 2020	49,999	-	559,281,064	559,000	68,996,000	(64,881,000)	4,674,000

Net loss	-	-	-	-	-	(3,639,000)	(3,639,000)

Balance
December 31, 2021	49,999	$-	559,281,064	$559,000	$68,996,000	$(68,520,000)	$1,035,000

Net loss	-	-	-	-	-	(2,730,000)	(2,730,000)

Balance
December 31, 2022	49,999	$-	559,281,064	$559,000	$68,996,000	$(71,250,000)	$(1,695,000)

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED
	DECEMBER 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,730,000)	$(3,639,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,000	2,000
Loss on fair value adjustment of investments	2,030,000	2,974,000
Amortization of debt discount	20,000	26,000
Loss on settelement of legal fees	-	48,000
Changes in:
Prepaid expenses	1,000	(3,000)
Accounts payable and accrued expenses	17,000	(105,000)
Accounts payable and accrued expenses - related party	310,000	276,000

Net cash used in operating activities	(349,000)	(421,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of investments	32,000	-
Proceeds from sale of assets held for sale	300,000	300,000

Net cash from investing activities	332,000	300,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments for note payable	(40,000)	-
Net cash used in financing activities	(40,000)	-

NET INCREASE IN CASH	(57,000)	(121,000)
CASH, BEGINNING OF PERIOD	232,000	353,000

CASH, END OF PERIOD	$175,000	$232,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022

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

On November 17, 2016, Senior Scientific merged with and into Imagion Biosystems, Inc., a Nevada corporation (“Imagion”). Following the merger, Imagion held all of the liabilities, obligations and assets of Senior Scientific and the Company continued as the sole equity holder of Imagion.  On June 30, 2017, Imagion completed an IPO and listing on the Australian Stock Exchange (ASX).  As of December 31, 2022 , the Company owns 51,566,508 shares (1,000,000 restricted shares related to issued promissory notes interest) of Imagion, resulting in a noncontrolling interest of approximately 5% of Imagion’s issued and outstanding common stock.  The Company elected to record the investment at fair value.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

BASIS OF CONSOLIDATION:

The consolidated financial statements include the accounts of Manhattan Scientific, Inc., and its wholly owned subsidiary Metallicum. All significant intercompany balances and transactions have been eliminated.

GOING CONCERN:

As of December 31, 2022, the Company has an accumulated deficit of 71,250,000 and negative working capital of $1,479,000. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its technology as well as to generate revenues for other services. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

These factors raise substantial doubt about the Company’s ability to continue within one year from the date of filing these financial statement. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

CASH CONCENTRATION:

The Company’s cash accounts are federally insured up to $250,000 for each financial institution we hold our accounts in. As of December 31, 2022, we had cash balances of $-0- exceeding the federally insured limits.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022

INTANGIBLE ASSETS:

License Agreements

In 2008, the Company obtained licenses to the rights of certain patents regarding nanostructured materials developed by another company as a result of 1the acquisition of Metallicum. The purchase price paid for these licenses was $305,000, which represented its fair value. The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At December 31, 2022 and December 31, 2021, the license agreements were fully amortized. Under the terms of the agreement, the Company may be required to pay royalties, as defined, to the licensors.

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nanostructuring metals and alloys. The purchase price paid for this license agreement was $33,000 based on the fair market value of 2,000,000 shares of common stock issued. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. At December 31, 2022 and December 31, 2021, the license agreements were fully amortized. Beginning in 2010, the Company was required to pay an annual license fee of $10,000 and may be required to pay royalties, as defined, to the licensors.

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

During the year ended December 31, 2019, the Company sold the assets held for sale that were presented on the balance sheet as of December 31, 2018.  During the year ended December 31, 2018, the Company recorded impairment and adjusted the asset valuation to $1.2 million.  The Company sold the assets for a total of $1.2 million of which $300,000 was received during the year ended December 31, 2019.  During May 2022 and 2021, the Company received $300,000 and $300,000 respectively and reduced the due from the sale of assets to the balance of $0. As of December 31, 2022, the Company received the full amount from the sale of assets.

MARKETABLE SECURITIES:

The Company considers securities with original maturities of greater than 90 days to be available for sale securities. Securities under this classification are recorded at fair value and unrealized gains and losses within other income (loss). The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. If the criteria are not met, the Company evaluates whether the decline in fair value has resulted from a credit loss or other factors. In making this assessment, management considers, among other factors, the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized costs basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other income (loss). For the year  ended December 31, 2022, no allowance was recorded for credit losses.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022

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

The Company designates cash and cash equivalents (consisting of money market funds), short-term investments in securities of publicly traded companies as Level 1. The total amount of the Company’s investment classified as Level 3 is de minimis. Fair value of financial instruments: The carrying amounts of financial instruments, including prepaid expenses, accounts payable, accrued expenses and notes payables approximated fair value as of December 31, 2022 and December 31, 2021 because of the relative short term nature of these instruments.

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

As of December 31, 2022, the Company holds 51,566,508 shares of Imagion and is reported under fair value method under ASC 320. Any change in the value is reported on the income statement as an unrealized gain or loss on fair value adjustment of investments.

Our financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2022 and 2021, consisted of the following:

	Total fair value at December 31, 2022	Quoted prices in active markets for identical assets (Level1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in equity securities	$839,000	$839,000	$-	$-

	Total fair value at December 31, 2021	Quoted prices in active markets for identical assets (Level1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in equity securities	$2,901,000	$2,901,000	$-	$-

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022

INTELLECTUAL PROPERTY / RESEARCH AND DEVELOPMENT

In June 2008, we acquired Metallicum and its licensed rights to patented technology. The technology is comprised of three US Patents (US Patent numbers 7152448, 6197129 and 6399215) for which Metallicum (subsequently, Manhattan) had been assigned an exclusive license rights by Los Alamos National Security LLC (LANL). Under the license rights, Metallicum had all rights, title and interest throughout the world in and to any and all inventions, original works of authorship, developments, concepts, know-how, and improvements on the patents or trade secrets whether or not patentable or registerable under copyright or similar laws. The purchase price paid for these licenses was $305,000, which represents its fair value. The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements was being amortized over the period of its estimated benefit period of 10 years. The license is fully amortized.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022

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

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net income (loss) per share excludes the dilutive effect of stock options or warrants and convertible notes Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of December 31, 2022 and 2021, 26,655,760 and 26,655,760, respectively, dilutive shares were excluded from the calculation of diluted earnings (loss) per common share, as the effect of these shares on earnings per share would have been anti-dilutive; however, dilutive shares were included from the calculation of diluted income common shares for the year ended December 31, 2021.

The following table shows the computation of basic and diluted earnings (loss) per share for the year ended December 31, 2022 and 2021:

	The Years Ended
	December 31, 2022	December 31, 2021
Numerator:
Net loss	$(2,730,000)	$(3,639,000)

Denominator:
Weighted-average basic shares outstanding	559,281,064	559,281,064
Effect of dilutive securities	-	-
Weighted-average diluted shares	559,281,064	559,281,064

Basic earnings (loss) per share	$(0.00)	$(0.01)
Diluted earnings (loss) per share	$(0.00)	$(0.01)

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022

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

NOTE 3 – INVESTMENT IN IMAGION BIOSYSTEMS

As of December 31, 2022, the Company owns 51,566,508 shares of Imagion, resulting in a noncontrolling interest of Imagion’s issued and outstanding common stock. Based upon Imagion’s trading price on December 31, 2022, approximately $0.01 per share, the fair value of the Imagion shares was approximately $839,000. During the year ended December 31, 2021, the Company recorded loss on fair value adjustment on its investment of $2,030,000.

Below is reconciliation for the changes to the investment in Imagion for the year ended December 31, 2022:

Balance as of December 31, 2020	$2,901,000
Change in the unrealized fair value of securities	(2,030,000)
Sales of securities	(32,000)
Balance as of December 31, 2021	$839,000

NOTE 4 – NOTES PAYABLE

On October 17, 2019, The Company executed two secured notes with a related party for $100,000. The secured notes were due on October 17, 2022. The notes bears interest at 10% per annum, to be paid in advance in shares of Imagion Biosystems Limited common stock (IBX), calculated at $0.015 per share with 2 million shares of IBX common stock. The amortization of debt discount for the year ended December 31, 2022 and 2021 was $13,334 and $17,000, respectively.

On October 17, 2019, the Company executed a secured note with an individual for $50,000.  The secured note was due on October 17, 2022.  The Company agreed that the note bears interest at 10% per annum, to be paid in advance in shares of Imagion Biosystems Limited common stock (IBX), calculated at $0.015 per shares with 1 million shares of IBX common stock. The amortization of debt discount for the years ended December 31, 2022 and 2021 was $6,666 and $9,000, respectively.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022

On September 30, 2022, the Company made $10,000 repayments and the notes payable balance was reduced to $140,000 from $150,000.

On September 30, 2022, the Company made $30,000 repayments and the notes payable balance was reduced to $110,000.

Notes payable as of December 31, 2022 were as follows:

Notes payable	$130,000
Less: Discounts on notes payable	(20,000)
Notes payable, net of discounts	$110,000

NOTE 5 – CAPTIAL TRANSACTIONS

Preferred Stock

The Company has a total of 1,000,000 shares of authorized preferred shares which are segregated into four classes of preferred stock.

The Company has 182,525 authorized shares of convertible, redeemable, 10 percent cumulative, Class A, Preferred Stock with $0.001 par value. One Class A, Preferred share is convertible into 50 restricted common shares and will be entitled to the number of votes equal to the number of shares of common stock into which such holder’s shares of Series A Preferred stock could be converted at the time of the vote. Class A, Preferred Stock is redeemable by the Company at $15 per share. Upon liquidation the holders of Series A Preferred stock will be entitled to be paid out of the assets available for distribution of the corporation an amount equal to $10 per share, before any payment will be made to the common shareholders. As of December 31, 2022 and 2021, no shares of Preferred Stock were issued and outstanding.

The Company has 250,000 authorized shares of Class B, Preferred Stock with $0.001 par value. As of December 31, 2022 and 2021, 49,999 and 49,999 shares of Preferred Stock were issued and outstanding, respectively. Class B preferred shares are convertible at a rate of 1 Series B preferred share to 10 common shares.

The Company has 14,000 authorized shares of redeemable, convertible, Class C, Preferred Stock with $100 stated value. Class C, Preferred Stock is not entitled to receive dividends unless dividends are paid on common stock. Upon liquidation Class C, Preferred Stock shall be treated as if it were converted to common stock prior to liquidation. Class C, Preferred Stock is convertible at $100 divided by the 10 day average closing price of common stock. The Class C, Preferred Stock is redeemable by the Company at the stated value. As of December 31, 2022 and 2021, no shares of Preferred Stock were issued and outstanding.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022

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

The Company has 447,804 and 447,804 undesignated blank check preferred stock, $0.001 par value, authorized as of December 31, 2022 and 2021. The preferred shares are to be issued in such series and to have such rights, preferences, and designation as determine by the Board of Directors of the Company.

Common Stock

The Company has a total of 950,000,000 shares of authorized common shares. As of December 31, 2022 and 2021, 559,281,064 and 559,281,064 shares of common stock were issued and outstanding, respectively.

Stock Activity during 2022 and 2021

During the year ended December 31, 2022 and 2021, the Company had not issued common stock.

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

At December 31, 2022, the 26,500,000 outstanding options had an aggregate intrinsic value of $0. A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Options Exercisable	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	18,500,000	0.07	2.84	18,500,000	$-
Granted	15,000,000	0.02	9.68	15,000,000	15,000
Exercised	-	-	-	-
Expired	(7,000,000)	$0.07	-	(7,000,000)	-
Outstanding as of December 31, 2021	26,500,000	0.04	6.06	26,500,000	15,000
Granted	-	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-	-
Outstanding as of December 31, 2022	26,500,000	$0.04	4.97	26,500,000	$0

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022

Exercise prices and weighted-average contractual lives of 26,500,000 stock options outstanding as of December 31, 2022 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.02	15,500,000	7.55	$0.02	15,500,000	$0.02
$0.05	3,000,000	2.50	$0.05	3,000,000	$0.05
$0.06	5,000,000	2.60	$0.06	5,000,000	$0.06
$0.14	3,000,000	1.50	$0.14	3,000,000	$0.14

The fair value for options granted were determined using the Black-Scholes option-pricing model.

The Company did not recognize compensation expense during the year ended December 31, 2022.

NOTE 6 – INCOME TAXES

The provision for income taxes on the statements of operations consists of $-0- and $-0- for the years ended December 31, 2022 and 2021, respectively. Deferred tax assets are comprised of the following at December 31:

	2022	2021
Net operating loss carryforward	$13,501,350	$12,704,000
Temporary differences	6,988,000	6,988,000
Less valuation allowance	(20,489,350)	(19,692,000)
Deferred tax asset, net	-	-

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. At December 31, 2022 and 2021, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2022 and 2021, net operating loss carryforwards were approximately $47,275,000 and $47,275,000, respectively, for federal tax purposes that expire at various dates through 2031 and for state tax purposes expire through 2025.

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state regulations. The annual limitation may result in the expiration of substantial net operating loss carryforwards before utilization.

For December 31, 2022 and 2021, the provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (21% in 2021 and 2020) to income taxes as follows:

	2022	2021
Tax benefit computed at 21%	$(737,100)	$982,530)
Change in valuation allowance	737,100	982,530
Change in carryovers and tax attributes	-	-
Income tax provision	$-	$-

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

During the years ended December 31, 2022 and 2021, the Company received $50,000 and $50,000, respectively, as a minimum royalty payment.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022

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

NOTE 9 – RELATED PARTY TRANSACTIONS

As of December 31, 2022 and December 31, 2021, the Company had accrued expenses to related parties of approximately $1,439,000 and $1,129,000.

As of December 31, 2022, the amounts are due to the Company’s sole officer for compensation $362,000 and the chairman of the board for compensation of $996,000 and the members of the board of directors of $81,000.

NOTE 10 – SUBSEQUENT EVENTS

In January 2023, the Company signed an agreement with one of its noteholders to pay one million IBX shares with a strike price of $0.003 per share USD, the transfer was made on January 26, 2023, in addition to $10,000 in cash for repayment on March 22, 2023. The remaining balance of $20,000 will be paid later.

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

ITEM 9B. OTHER INFORMATION

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages and biographical information of each of our directors and executive officers as of March 27, 2020 are set forth below. There are no existing family relationships between or among any of our executive officers or directors.

NAME	AGE	POSITION

Emmanuel Tsoupanarias	70	President and Chief Executive Officer, Director
Frank Georgiou	72	Director
Marvin Maslow	85	Chairman of the Board

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation awarded by us to our executive officers for the fiscal years ended December 31, 2022 and 2021. Other than the Employment Agreement entered into between the Company and Emmanuel Tsoupanarias, our CEO, we do not have employment agreements with any of our other officers.

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Emmanuel Tsoupanarias	2022	186,000	--	--	--	--	--	--	186,000
CEO and Director	2021	186,000	--	--	--	--	--	--	186,000

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

Director Compensation

For the year ended December 31, 2022, for their service as directors, each of the directors received $1,250 per quarter.

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

(1)     Mr. Friedman resigned as a director on January 3, 2018.

(2)     Mr. Theoharis resigned as a director on July 10, 2017.

Grant of Plan Based Awards

No plan-based awards were made during the fiscal year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 27, 2023, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned. Share ownership in each case includes shares issuable upon exercise of options exercisable within 60 days of the date of this Annual Report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934 for purposes of computing the percentage of common stock owned by such person but not for purposes of computing the percentage owned by any other person. Unless otherwise indicated, the address of the below-listed persons is our address, 244 Avenue, Suite 2341, New York, New York 10001.

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

(5) Includes 105,761 shares of Series D Preferred Stock on an as converted basis. The Series D Preferred Stock has a conversion price of $0.055 and a stated value of $10.00 per share for a total of 19,229,273 common shares. Each share of Series D Preferred Stock is convertible into such number of shares of common stock of the Company as determined by dividing stated value by the conversion price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by our independent auditors for the fiscal years ended December 31, 2022 and December 31, 2021:

Fee Category	2022	2021

Audit and audit related fees	$29,000	$29,000
Tax fees	-	-
Other fees	-	-
Total fees	$29,000	$29,000

Audit Fees. Consists of aggregate fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance. There were no tax services provided in fiscal years ended December 31, 2022 and 2021.

Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal years ended December 31, 2022 and 2021.

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

20

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this April 13, 2023.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on April 13, 2023 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Emmanuel Tsoupanarias	Chief Executive Officer, President, Director
Emmanuel Tsoupanarias	(Principal Executive, Financial and Accounting Officer)

/s/ Frank Georgiou	Director
Frank Georgiou

/s/ Marvin Maslow	Chairman of the Board
Marvin Maslow

