Form 10-Q
period 2023-09-30
MANHATTAN SCIENTIFICS INC
filed 2023-11-20
CIK 1099132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended September 30, 2023

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

There were 559,281,064 shares outstanding of registrant’s common stock, par value $0.001 per share, as of November 18, 2023.

PART I – FINANCIAL INFORMATION

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,000	$175,000
Prepaid expenses	1,000	14,000
Total current assets	90,000	189,000

Investment in equity securities	340,000	839,000
Property and equipment, net	-	1,000
Other assets	2,000	2,000
Total assets	$432,000	$1,031,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$128,000	$119,000
Accrued expenses - related parties	1,782,000	1,439,000
Deferred revenue	10,000	-
Notes payable, net of discounts	60,000	110,000
Total current liabilities	1,980,000	1,668,000
Total liabilities	1,980,000	1,668,000

Commitments and Contingencies - Note 7	-	-

Series D Convertible Preferred mandatory redeemable, authorized 105,761 shares, 105,761 and 105,761 shares issued and outstanding, respectively	1,058,000	1,058,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock $0.001 par value
Series A Convertible Preferred, authorized 182,525, no shares issued and outstanding, respectively	-	-
Series B Convertible Preferred, authorized 250,000, 49,999 shares issued and outstanding, respectively	-	-
Series C Redeemable Convertible Preferred, authorized 14,000, no shares issued and outstanding, respectively	-	-
Common, authorized 950,000,000 shares, 559,281,064 shares issued, and outstanding, respectively	559,000	559,000
Additional paid-in-capital	68,996,000	68,996,000
Accumulated deficit	(72,161,000)	(71,250,000)
Total stockholders' equity (deficit)	(2,606,000)	(1,695,000)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)	$432,000	$1,031,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2023	2022	2023	2022

Revenue	$-	$9,000	$-	$50,000

Operating expenses:
General and administrative	177,000	175,000	544,000	548,000
Research and development	3,000	2,000	8,000	7,000

Total operating expenses	180,000	177,000	552,000	555,000

Loss from operations	(180,000)	(168,000)	(552,000)	(505,000)

Other income (expense):
Gain (Loss) on fair value adjustment of investments	(82,000)	104,000	(374,000)	(1,809,000)
Gain on settlement of debt	-	-	15,000	-
Interest expense	-	(7,000)	-	(20,000)
Total other income (expense)	(82,000)	97,000	(359,000)	(1,829,000)

NET LOSS	$(262,000)	$(71,000)	$(911,000)	$(2,334,000)

LOSS PER COMMON SHARE:

Weighted average number of common shares outstanding (Basic and Diluted)	559,281,064	559,281,064	559,281,064	559,281,064

Basic and Diluted loss per common share (Basic and Diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(unaudited)

	Preferred Stock - Series B		Common Stock		Additional		Total Shareholders'
	$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance
December 31, 2022	49,999	$-	559,281,064	$559,000	$68,996,000	$(71,250,000)	$(1,695,000)

Net loss						(420,000)	(420,000)

Balance
March 31, 2023	49,999	$-	559,281,064	$559,000	$68,996,000	$(71,670,000)	$(2,115,000)

Net loss						(229,000)	(229,000)

Balance
June 30, 2023	49,999	$-	559,281,064	$559,000	$68,996,000	$(71,899,000)	$(2,344,000)

Net loss						(262,000)	(262,000)

Balance
September 30, 2023	49,999	$-	559,281,064	$559,000	$68,996,000	$(72,161,000)	$(2,606,000)

	Preferred Stock - Series B		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance
December 31, 2021	49,999	$-	559,281,064	$559,000	$68,996,000	$(68,520,000)	$1,035,000

Net loss						(647,000)	(647,000)

Balance
March 31, 2022	49,999	$-	559,281,064	$559,000	$68,996,000	$(69,167,000)	$388,000

Net loss						(1,616,000)	(1,616,000)

Balance
June 30, 2022	49,999	$-	559,281,064	$559,000	$68,996,000	$(70,783,000)	$(1,228,000)

Net loss						(71,000)	(71,000)

Balance
September 30, 2022	49,999	$-	559,281,064	$559,000	$68,996,000	$(70,854,000)	$(1,299,000)

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(911,000)	$(2,334,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,000	2,000
Loss on fair value adjustment of investments	374,000	1,809,000
Amortization of debt discount	-	19,000
Gain on settlement of debt	(15,000)	-
Changes in:
Prepaid expenses	13,000	7,000
Accounts payable and accrued expenses	9,000	13,000
Accounts payable and accrued expenses - related party	343,000	222,000
Deferred revenue	10,000	-

Net cash used in operating activities	(176,000)	(262,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets held for sale	-	300,000
Proceeds from sale of investments	110,000	28,000

Net cash from investing activities	110,000	328,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments for note payable	(20,000)	(10,000)
Net cash used in financing activities	(20,000)	(10,000)

NET INCREASE IN CASH	(86,000)	56,000
CASH, BEGINNING OF PERIOD	175,000	232,000

CASH, END OF PERIOD	$89,000	$288,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Investment in equity shares transferred to pay note down	$30,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE ENDED SEPTEMBER 30, 2023

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

Operating results for the three and nine months period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.  The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

BASIS OF CONSOLIDATION:

The consolidated financial statements include the accounts of Manhattan Scientific, Inc., and its wholly owned subsidiary Metallicum. All significant intercompany balances and transactions have been eliminated.

GOING CONCERN:

As of September 30, 2023, the Company has an accumulated deficit of $72,161,000 and negative working capital of $1,890,000. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its technology as well as to generate revenues for other services. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

FOR THE NINE ENDED SEPTEMBER 30, 2023

(UNAUDITED)

CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid investments purchased with an original maturity of year or less at the time of purchase to be cash equivalents for the purposes of the statement of cash flows.

CASH CONCENTRATION:

The Company’s cash accounts are federally insured up to $250,000 for each financial institution we hold our accounts in. As of September 30, 2023, we had cash balances of $-0- exceeding the federally insured limits.

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

MARKETABLE SECURITIES:

The Company considers securities with original maturities of greater than 90 days to be available for sale securities. Securities under this classification are recorded at fair value and unrealized gains and losses within other income (loss). The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. If the criteria are not met, the Company evaluates whether the decline in fair value has resulted from a credit loss or other factors. In making this assessment, management considers, among other factors, the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized costs basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other income (loss). For the nine months ended September 30, 2023, no allowance was recorded for credit losses.

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

No revenue was recorded during the nine months ended September 30, 2023.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE ENDED SEPTEMBER 30, 2023

(UNAUDITED)

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

The Company designates cash and cash equivalents (consisting of money market funds), short-term investments in securities of publicly traded companies as Level 1. The total amount of the Company’s investment classified as Level 3 is de minimis. Fair value of financial instruments: The carrying amounts of financial instruments, including prepaid expenses, accounts payable, accrued expenses and notes payables approximated fair value as of September 30, 2023 because of the relative short term nature of these instruments.

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

As of September 30, 2023, the Company holds 40,466,501 shares of Imagion and is reported under fair value method under ASC 320. Any change in the value is reported on the income statement as an unrealized gain or loss on fair value adjustment of investments.

Our financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2023, consisted of the following:

	Total fair value at September 30, 2023	Quoted prices in active markets for identical assets (Level1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in equity securities	$340,000	$340,000	$-	$-

Our financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2022, consisted of the following:

	Total fair value at December 31, 2022	Quoted prices in active markets for identical assets (Level1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in equity securities	$839,000	$839,000	$-	$-

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE ENDED SEPTEMBER 30, 2023

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

FOR THE NINE ENDED SEPTEMBER 30, 2023

(UNAUDITED)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net income (loss) per share excludes the dilutive effect of stock options or warrants and convertible notes Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of September 30, 2023 and 2022, 28,922,917 and 28,922,917, respectively, dilutive shares were excluded from the calculation of diluted earnings (loss) per common share, as the effect of these shares on earnings per share would have been anti-dilutive.

The following table shows the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30, 2023	September 30, 2022
Numerator:
Net loss	$(262,000)	$(71,000)

Denominator:
Weighted-average basic shares outstanding	559,281,064	559,281,064
Effect of dilutive securities	-	-
Weighted-average diluted shares	559,281,064	559,281,064

Basic earnings (loss) per share	$(0.00)	$(0.00)
Diluted earnings (loss) per share	$(0.00)	$(0.00)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Numerator:
Net loss	$(911,000)	$(2,334,000)

Denominator:
Weighted-average basic shares outstanding	559,281,064	559,281,064
Effect of dilutive securities	-	-
Weighted-average diluted shares	559,281,064	559,281,064

Basic earnings (loss) per share	$(0.00)	$0.00)
Diluted earnings (loss) per share	$(0.00)	$(0.00)

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE ENDED SEPTEMBER 30, 2023

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

NOTE 3 – INVESTMENT IN IMAGION BIOSYSTEMS

As of September 30, 2023, the Company owns 40,466,501 shares of Imagion, resulting in a noncontrolling interest of Imagion’s issued and outstanding common stock. Based upon Imagion’s trading price on September 30, 2023, approximately $0.01 per share, the fair value of the Imagion shares was approximately $340,000. During the nine months ended September 30, 2023, the Company recorded loss on fair value adjustment on its investment of $374,000.

Below is reconciliation for the changes to the investment in Imagion for the nine months ended September 30, 2023:

Balance as of December 31, 2022	$839,000
Change in the unrealized fair value of securities	374,000)
Sale of securities	(110,000)
Transfer of securities	(15,000)
Balance as of September 30, 2023	$340,000

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

In January 2023, the Company signed an agreement with the noteholder to pay one million IBX shares with a strike price of $0.03 per share USD or $30,000, the transfer was made on January 26, 2023. The value of the shares transferred was approximately $15,000. The Company recognized a gain on settlement of debt of $15,000.  Additionally, the Company paid $10,000 in cash on March 22, 2023 and $10,000 in cash in August 2023. The remaining balance of the note is $10,000 as of September 30, 2023.

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

FOR THE NINE ENDED SEPTEMBER 30, 2023

(UNAUDITED)

NOTE 5 – CAPITAL TRANSACTIONS

Preferred Stock

The Company has a total of 1,000,000 shares of authorized preferred shares which are segregated into four classes of preferred stock.

The Company has 182,525 authorized shares of convertible, redeemable, 10 percent cumulative, Class A, Preferred Stock with $0.001 par value. One Class A, Preferred share is convertible into 50 restricted common shares and will be entitled to the number of votes equal to the number of shares of common stock into which such holder’s shares of Series A Preferred stock could be converted at the time of the vote. Class A, Preferred Stock is redeemable by the Company at $15 per share. Upon liquidation the holders of Series A Preferred stock will be entitled to be paid out of the assets available for distribution of the corporation an amount equal to $10 per share, before any payment will be made to the common shareholders. As of September 30, 2023, no shares of Preferred Stock were issued and outstanding.

The Company has 250,000 authorized shares of Class B, Preferred Stock with $0.001 par value. As of September 30, 2023, 49,999 shares of Preferred Stock were issued and outstanding, respectively. Class B preferred shares are convertible at a rate of 1 Series B preferred share to 10 common shares.

The Company has 14,000 authorized shares of redeemable, convertible, Class C, Preferred Stock with $100 stated value. Class C, Preferred Stock is not entitled to receive dividends unless dividends are paid on common stock. Upon liquidation Class C, Preferred Stock shall be treated as if it were converted to common stock prior to liquidation. Class C, Preferred Stock is convertible at $100 divided by the 10 day average closing price of common stock. The Class C, Preferred Stock is redeemable by the Company at the stated value. As of September 30, 2023, no shares of Preferred Stock were issued and outstanding.

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

The Company has 447,804 undesignated blank check preferred stock, $0.001 par value, authorized as of September 30, 2023. The preferred shares are to be issued in such series and to have such rights, preferences, and designation as determine by the Board of Directors of the Company.

Common Stock

The Company has a total of 950,000,000 shares of authorized common shares. As of September 30, 2023, 559,281,064 shares of common stock were issued and outstanding.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE ENDED SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company has $10,000 in deferred revenue related to this license agreement.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

As of September 30, 2023, the Company had accrued expenses to related parties of approximately $1,782,000.

As of September 30, 2023, the amounts are due to the Company’s sole officer for compensation $477,000 and the chairman of the board for compensation of $1,213,000 and the members of the board of directors of $92,000.

During the nine months ended September 30, 2023, the Company settled a portion of debt with a related party. See Note 4.

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

Metallicum

In June 2008, we acquired Metallicum and its licensed patented technology. We entered into a stock purchase agreement with Metallicum to acquire all the outstanding capital in exchange for 15,000,000 restricted shares of our common stock. An additional 15,000,000 shares of our common stock will be payable to Metallicum in the event of meeting certain milestones. On December 31, 2011, one milestone was met: Metallicum was granted an exclusive license by the Los Alamos National Laboratory on patents related to nanostructured metals. In September 2009, we entered into a technology transfer agreement and sale with Carpenter Technology Corporation, (“Carpenter”) wherein Carpenter was to fully develop, manufacture and market a new class of high strength metals. On February 11, 2015, the Company and carpenter entered into a Settlement Agreement and Mutual Release pursuant to which the parties provided a full release of one another, Carpenter paid the Company $8,000,000, Carpenter transferred to the Company all intellectual and physical property that was part of the original agreement, Carpenter agreed to provide follow-on technical assistance and Carpenter provided a list of all customers and contacts.

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

As of September 30, 2023, Manhattan Scientifics presently owns 40,466,501 shares of Imagion, with a fair market value of approximately $340,000, based upon the closing price per share of Imagion common stock on the ASX. The Company accounts for its investment in Imagion in accordance with ASC 825-10 and elected fair value option. We initially held 31% of the total issued and outstanding shares of Imagion and had one seat on the Board of Directors of Imagion. The guidance allows entities to elect to measure certain financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value. Investments over which an investor has the ability to exercise significant influence are eligible for the fair value option as they represent recognized financial assets. When the fair value option is elected for an instrument, all subsequent changes in fair value for that instrument are reported in earnings.

Novint

We made an investment in Novint Technologies Inc. (“Novint”) in 2001. Novint is currently engaged in the development and sale of 3D haptics products and equipment. Haptics refers to one’s sense of touch and Novint’s focus is in the consumer interactive computer gaming market. The Company owns 1,028,425 shares of Novint’s common stock. The Company fully impaired the investment in prior years and therefore, the fair value of the Novint shares are not recorded on the balance sheet as of September 30, 2023.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2022

REVENUE.  Revenue was $0 and $9,000 for the three months ended September 30, 2023, and 2022, respectively.  Revenue declined in 2023 because we are done receiving the minimum royalty payment from the license agreement.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day-to-day operating expenses. General and administrative expenses were $177,000 for the three months ended September 30, 2023, compared with $175,000 for the three months ended September 30, 2022.

RESEARCH AND DEVELOPMENT. Research and development costs were $3,000 and $2,000, for the three months ended September 30, 2023, and 2022, respectively.

OTHER INCOME (EXPENSES). Total other expenses for the three months ended September 30, 2023, totaled $82,000 compared to the total other income of $71,000 for the three months ended September 30, 2022. The decrease is primarily attributable to the loss on fair value adjustments of its investment in Imagion during the period for the amount of $43,000.

NET INCOME (LOSS). During the three months ended September 30, 2023, the Company had net loss of $262,000, compared to net loss of $71,000 for the three months ended September 30, 2022. The decrease of $191,000 is primarily attributable to the decrease loss on fair value adjustment of investment in Imagion Biosystems.

NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2022

REVENUE.  Revenue was $0 and $50,000 for the nine months ended September 30, 2023 and 2022, respectively.  Revenue declined in 2023 since we have finished receiving the minimum royalty payment stipulated in the license agreement .

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day-to-day operating expenses. General and administrative expenses were $544,000 for the nine months ended September 30, 2023 compared with $548,000 for the nine months ended September 30, 2022.

RESEARCH AND DEVELOPMENT. Research and development costs were $8,000 and $7,000, for the nine months ended September 30, 2023 and 2022, respectively.  The costs are related to amortization of an annual license fee.

OTHER INCOME (EXPENSES). Total other expenses for the nine ended September 30, 2023 totaled $359,000 compared to the total other expense of $1,829,000 for the nine months ended September 30, 2022. The decrease is primarily attributable to the loss on fair value adjustments of its investment in Imagion during the period for the amount of $1,809,000.

NET INCOME (LOSS). During the nine months ended September 30, 2023, the Company had net loss of $911,000, compared to net loss of $1,829,000 for the nine months ended September 30, 2022. The decrease of $1,461,000 is primarily attributable to the decrease loss on fair value adjustment of investment.

LIQUIDITY AND CAPITAL RESOURCES

The Company had Stockholders’ deficit of $2,606,000 and the working capital deficit was $1,890,000 on September 30, 2023. The Company had a decrease of $86,000 in cash and cash equivalents for the nine months ended September 30, 2023.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including consulting and professional services and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of September 30, 2023, we had $89,000 in cash. We believe our current cash position may not be sufficient to maintain our operations for the next twelve months. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

CASH FLOW INFORMATION

The Company had cash and cash equivalents of approximately $89,000 and $175,000 on September 30, 2023 and December 31, 2022, respectively. This figure represents a decrease in cash of $86,000.

OPERATING ACTIVITIES

The Company used approximately $176,000 of cash for operating activities in the nine months ended September 30, 2023, as compared to using $262,000 of cash for operating activities in the nine months ended September 30, 2022.

The change is mainly from the decrease in the loss on fair value adjustments of its investment in Imagion during the period.

INVESTING ACTIVITIES

The Company had approximately $110,000 of cash from investing activities in the nine months ended September 30, 2023, as compared to $328,000 of cash in the nine months ended September 30, 2022.  The increase in cash of was due to the sale of Imagion shares.

FINANCING ACTIVITIES

The Company had approximately $20,000 of cash used in financing activities in the nine ended September 30, 2023, as compared to $10,000 of cash in the nine months ended September 30, 2022.  The decrease in cash of $20,000 was due to the repayment of note payable.

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

MARKETABLE SECURITIES:

The Company considers securities with original maturities of greater than 90 days to be available for sale securities. Securities under this classification are recorded at fair value and unrealized gains and losses within other income (loss). The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. If the criteria are not met, the Company evaluates whether the decline in fair value has resulted from a credit loss or other factors. In making this assessment, management considers, among other factors, the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized costs basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other income (loss). For the nine ended September 30, 2023, no allowance was recorded for credit losses.

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

No revenue was recorded during the nine months ended September 30, 2023.

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

The Company designates cash and cash equivalents (consisting of money market funds), short-term investments in securities of publicly traded companies as Level 1. The total amount of the Company’s investment classified as Level 3 is de minimis. Fair value of financial instruments: The carrying amounts of financial instruments, including prepaid expenses, accounts payable, accrued expenses and notes payables approximated fair value as of September 30, 2023 because of the relative short term nature of these instruments.

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

As of September 30, 2023, the Company holds 40,466,501 shares of Imagion and is reported under fair value method under ASC 320. Any change in the value is reported on the income statement as an unrealized gain or loss on fair value adjustment of investments.

Our financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2023, consisted of the following:

	Total fair value at September 30, 2023	Quoted prices in active markets for identical assets (Level1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in equity securities	$340,000	$340,000	$-	$-
	Total fair value at December 31, 2023	Quoted prices in active markets for identical assets (Level1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in equity securities	$839,000	$839,000	$-	$-

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2023, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject from time-to-time to litigation, claims and suits arising in the ordinary course of business. As of September 30, 2023 we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of November, 2023.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Name:	Emmanuel Tsoupanarias
Title:	Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

