Form 10-K
period 2023-12-31
MANHATTAN SCIENTIFICS INC
filed 2024-04-02
CIK 1099132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has fi led a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2023, was $2,599,630 based upon a closing price of $0.0055 on June 30, 2023. For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of March 29, 2024, there were 559,281,064 shares of common stock issued and outstanding.

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

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

COMPANY HISTORY AND OVERVIEW

Manhattan Scientifics, Inc. (the “Company” or “Manhattan Scientifics”), a Delaware corporation, was established on July 31, 1992 and has one operating wholly-owned subsidiary: Metallicum, Inc., (“Metallicum”).  The Company also holds less than 1%, noncontrolling interest in Imagion Biosystems, Inc. (f/k/a Senior Scientific LLC) (“Imagion”).

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

On May 31, 2011, we entered into an Agreement and Plan of Reorganization to acquire Senior Scientific. The total purchase price was 21,668,000 restricted shares of our common stock (less 7,667,000 shares previously issued pursuant to an option agreement). As a result of this acquisition, Senior Scientific owned patented technologies that can use biosafe nanoparticles and sensitive magnetic sensors to detect and measure cancer cells in biopsies or in the human body with the potential to transform how cancer is detected and treated.  On November 17, 2016, Senior Scientific merged with and into Imagion, a Nevada company.  Following the merger, Imagion held all of the liabilities, obligations and assets of Senior Scientific and the Company continued as the sole equity holder of Imagion.  On June 30, 2017, Imagion completed its initial public offering and listing on the Australian Stock Exchange (ASX). As of December 31, 2023, the Company owns 1,011,662 shares of Imagion, now resulting in a noncontrolling interest of approximately 5% of Imagion’s issued and outstanding common stock decreased primarily as a result of dilutive issuances by Imagion.  Based upon Imagion’s latest trading price of approximately $0.01 per share, the fair value of the Imagion shares is approximately $245,000.

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

In January 2009, we entered into a patent license agreement with Los Alamos National Security, LLC for the exclusive licensing use of certain technology relating to the manufacture and application of nano structuring metals and alloys. Pursuant to such agreement we provided a non-refundable fee and 2,000,000 shares of our common stock with a fair market value of $33,000. Additionally, we are required to pay an annual license fee of $10,000 starting in February 2010 and royalties on future net sales.

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

CUSTOMERS AND SUPPLIERS

For the year ended December 31, 2023, the company did not recognize any revenue and had no customers, compared to the year ended December 31, 2022, when one customer generated all of our revenue. Additionally, we did not have any significant suppliers.

EMPLOYEES

As of December 31, 2023, we had no full-time employees. We do not expect any significant change in the total number of employees in the near future. Most of our research and development work has been performed by employees of our various research and development independent contractors (see below). We have historically indirectly funded the salaries of these individuals through our contract research and development payments to their employers. Although not technically our employees, we have considered these individuals to be an integral part of our research and development team. None of our employees or contractors are members of any union or collective bargaining organization. We consider our relationships with independent contractor employees to be good.

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

Item 1B UNRESOLVED STAFF COMMENTS

Not applicable.

Item 1C CYBERSECURITY

As a smaller company, we do not have any significant operations and our sole business activity is licensing our technology. However, because we have cash and investments in our bank and brokerage accounts and we depend on the digital technologies of third parties, we and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the Management Team will report to the Board of Directors and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As a smaller company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents during the years ended December 31, 2023 and 2022.

ITEM 2. DESCRIPTION OF PROPERTIES

Our principal executive office is at 244 Fifth  Avenue, Suite 2341, New York, New York, 10001. We lease approximately 300 square feet of office space on a month-to-month basis. The aggregate annual rent for this office space was $588 in 2023.

We believe our facilities are adequate for our current and planned business operations.

ITEM 3. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of December 31, 2023, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements other than the litigation described above which was subsequently settled.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are currently trading on the OTCQB operated by www.otcmarkets.com.

As of March 29, 2024, there were 559,281,064 shares of common stock of the issuer issued and outstanding and approximately 635 record shareholders.

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

Securities Authorized for Issuance under Equity Incentive Plans

The 2000 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2000 Plan allows for the issuance of incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2000 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2000 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2000 Plan available for grant at December 31, 2023 was 18,869,763.

In November 2004, our Board of Directors adopted the 2004 Consultant Stock Plan (the "2004 Plan"). The purpose of this 2004 Consultant Stock Plan is to advance our interests by helping us obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock. We reserved 2,000,000 shares of our Common Stock for awards to be made under the 2004 Plan. We filed a registration statement on Form S-8 with the SEC on November 26, 2004 to register the shares underlying the 2004 plan. The 2004 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2004 Plan. The number of shares under the 2004 Plan available for grant at December 31, 2023 was 500,000.

On May 9, 2005, our Board of Directors adopted the 2005 Equity Compensation Plan (the "2005 Plan"). The purpose of this Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success, by offering them an opportunity to participate in the our future performance through awards of Options, the right to purchase Common Stock and Stock Bonuses. We reserved 10,000,000 shares of our Common Stock for awards to be made under the 2005 Plan. The 2005 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee, or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2005 Plan. We filed a registration statement on Form S-8 with the SEC on June 8, 2005 to register the shares underlying the 2005 plan. The number of shares under the 2006 Plan available for grant at December 31, 2023 was -0-.

In January 2015, our Board of Directors adopted the 2015 Incentive Stock Plan (the "2015 Plan"). The purpose of this Plan is to provide incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees), non-qualified stock options, stock appreciation rights, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2015 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options. The 2015 Plan also allows for the granting of Stock Appreciation Rights. No Stock Appreciation Rights have been granted. The number of shares under the 2015 Plan available for grant at December 31, 2023 was 4,000,000.

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2023.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	23,369,763
Total	—	—	23,369,763

A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Options Exercisable
Outstanding as of December 31, 2021	26,500,000	$0.04	6.06	26,500,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding as of December 31, 2022	26,500,000	$0.04	4.97	26,500,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding as of December 31, 2023	26,500,000	$0.04	4.08	26,500,000

Exercise prices and weighted-average contractual lives of 26,500,000 stock options outstanding as of December 31, 2023 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.02	15,500,000	6.55	$0.02	15,500,000	$0.02
$0.05	3,000,000	1.50	$0.05	3,000,000	$0.05
$0.06	5,000,000	0.10	$0.06	5,000,000	$0.06
$0.14	3,000,000	0.50	$0.14	3,000,000	$0.14

The fair value for options granted were determined using the Black-Scholes option-pricing model. At December 31, 2023, the 26,500,000 outstanding options had an aggregate intrinsic value of $0.

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

On May 1, 2019, Manhattan Scientifics, Inc., a Delaware corporation (the “Company”), and Metallicum, Inc., a wholly-owned subsidiary of the Company, entered into an Overarching Agreement with a non-affiliated third party (“Third Party”), providing for an exclusive license by the Company of its ECAP technology to the Third Party for a term of 17 years unless terminated sooner, a sublicense by the Company to the Third Party of its rights under that certain Exclusive Field-of-Use Patent License Agreement dated January 5, 2009 entered with The Los Alamos National Laboratory for a term until the expiration of the last valid claim to expire of the patents pursuant to such agreement and the sale by the Company of ECAP-C machines to the Third party.  As part of the above license agreements, the Company will receive royalty payments, including minimum payments, based on a percentage of the Third Party’s sales.  The Company anticipates royalty income as the nano titanium is commercialized for use in medial prosthetics.  Royalties will be 10% on sales of licensed dental products and an average of 5% in all other sales of licensed products. We expect to start earning royalties in 2025.

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

As of December 31, 2023, Manhattan Scientifics presently owns 1,011,662 shares of Imagion, as a result of reverse stock split in November 2023, with a fair market value of approximately $245,000, based upon the closing price per share of Imagion common stock on the Australian Stock Exchange.  The Company accounts for its investment in Imagion in accordance with ASC 825-10 and elected fair value option. We initially held 31% of the total issued and outstanding shares of Imagion and had one seat on the Board of Directors of Imagion.  The guidance allows entities to elect to measure certain financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value. Investments over which an investor has the ability to exercise significant influence are eligible for the fair value option as they represent recognized financial assets. When the fair value option is elected for an instrument, all subsequent changes in fair value for that instrument are reported in earnings. As of December 31, 2023, we hold less than 1% of the total issued and outstanding shares of Imagion and no longer have a seat on the Board of Directors of Imagion.

Novint

We made an investment in Novint Technologies Inc. (“Novint”) in 2001. Novint is currently engaged in the development and sale of 3D haptics products and equipment. Haptics refers to one’s sense of touch and Novint’s focus is in the consumer interactive computer gaming market.  The Company owns 1,028,425 shares of Novint’s common stock.  The fair value of the Novint shares is not recorded on the balance sheet as of December 31, 2023.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2023, COMPARED TO YEAR ENDED DECEMBER 31, 2022

REVENUES.  In the year ended December 31, 2023, no revenue was recognized because last year was the end of the minimum royalty, compared to $50,000 of revenue recognized for the year ended December 31, 2022.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of consultants, contractors, accounting, legal, travel, rent, telephone and other day-to-day operating expenses. General and administrative expenses were $693,000 for the year ended December 31, 2023, compared with $718,000 for the year ended December 31, 2022.  The primary decrease in general and administrative expenses was the result of the decrease in  legal fees. During the year ended, the officers and directors’ total compensation was $531,000 of which a total of $220,000 was paid to two individuals that are an officer and directors of the Company.

RESEARCH AND DEVELOPMENT. Research and development expenses consist of consultants and contractors. Research and development expenses were $10,000 for the year ended December 31, 2023, compared with $11,000 for the year ended December 31, 2022.

OTHER INCOME AND (EXPENSES). Total other expenses for the year ended December 31, 2023, totaled $462,000, compared to the other expenses of $2,051,000 for the year ended December 31, 2022. This is primarily attributable to the loss on fair value adjustments of its investment in Imagion and an increase in interest expense during the year that is partially offset in part by gain on settlement of legal fees.

INCOME (LOSS). As of the year ended December 31, 2023, the Company has a net loss of $1,165,000, compared to the net loss of $2,730,000 for the year ended December 31, 2022. This is primarily attributable to the loss on fair value adjustment of investment in Imagion, an increase in research and development.

LIQUIDITY AND PLAN OF OPERATIONS

Stockholders’ deficit totaled $2,860,000 on December 31, 2023, and the working capital deficit was $(2,049,000) on such date. We had a decrease of $108,000 in cash and cash equivalents for the year ended December 31, 2023.

Based upon current projections, our principal cash requirements for the next 12 months consists of (1) fixed expenses, including payroll,  and professional services and (2) variable expenses, including technology research and development, milestone payments and intellectual property protection, and additional scientific consultants. As of December 31, 2023, we had $67,000 in cash. We believe our current cash position may not be sufficient to maintain our operations for the next twelve months.  Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

On October 17, 2019, we executed a secured note with our only independent director for $100,000 and a secured note with an unrelated party for $50,000. The secured notes are due on October 17, 2022. The Company agreed that the notes bear interest at 10% per annum, to be paid in advance with shares of Imagion Biosystems Limited common stock (“IBX”), calculated at $0.015 per share or 3,000,000 shares of IBX.  To fund operations, we sold 11,100,000 and 950,000 shares of common stock for the years ended December 31, 2023 and December 31, 2022, respectively.

CASH FLOW INFORMATION

The Company had cash and cash equivalents of approximately $67,000 and $175,000 at December 31, 2023 and 2022, respectively. This represents a decrease in cash of $108,000.

OPERATING ACTIVITIES

The Company used approximately $190,000 of cash for operating activities in the year ended December 31, 2023, as compared to using $349,000 of cash for operating activities in the year ended December 31, 2022.  The reason for the decrease in cash used for operating activities is an increase in current liabilities.

INVESTING ACTIVITIES

The Company received approximately $102,000 of cash for investing activities in the year ended December 31, 2023, as compared to receiving $332,000 of cash for investing activities in the year ended December 31, 2022. This decrease in cash received in investing activities is primarily attributed to proceeds from the sale of investment of Imagion Biosystems shares in the current year.

FINANCING ACTIVITIES

The Company paid $20,000 and $40,000 of cash for financing activities in the years ended December 31, 2023, and 2022.

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

In 2009, the Company entered into a patent license agreement with Los Alamos National Security LLC for the exclusive use of certain technology relating to the manufacture and application of nano structuring metals and alloys. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years. Under the terms of the agreement the Company is required to pay an annual license fee of $10,000 and, may be required to pay royalties, as defined, to the licensors.

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

Marketable Securities:

The Company considers securities with original maturities of greater than 90 days to be available for sale securities. Securities under this classification are recorded at fair value and unrealized gains and losses within other income (loss). The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. If the criteria are not met, the Company evaluates whether the decline in fair value has resulted from a credit loss or other factors. In making this assessment, management considers, among other factors, the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized costs basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other income (loss). For the year ended December 31, 2023, no allowance was recorded for credit losses.

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

During the year ended December 31, 2019, the Company sold the assets held for sale that were presented on the balance sheet as of December 31, 2018.  During the year ended December 31, 2018, the Company recorded impairment and adjusted the asset valuation to $1.2 million. On May 1, 2021 and 2020, the Company received $300,000 for sale of assets for a total of  $1.2 million during the year ended December 31, 2019.  The remaining $300,000 have been collected in 2022 and the Company received the full amount from sales of assets.

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

GOING CONCERN

As of December 31, 2023, the Company has an accumulated deficit of $72,415,000 and negative working capital of $1,989,000. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its technology as well as to generate revenues for other services. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Manhattan Scientifics, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Manhattan Scientifics, Inc. (“the Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Draper, UT

April 1, 2024

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$67,000	$175,000
Prepaid expenses	2,000	14,000
Total current assets	69,000	189,000

Investment in equity securities	245,000	839,000
Property and equipment, net	-	1,000
Other assets	2,000	2,000
Total assets	$316,000	$1,031,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$133,000	$119,000
Accrued expenses - related parties	1,915,000	1,439,000
Deferred Revenue	10,000	-
Notes payable, net of discounts	60,000	110,000
Total current liabilities	2,118,000	1,668,000
Total liabilities	2,118,000	1,668,000

Commitments and Contingencies - Note 8	-	-

Series D Convertible Preferred mandatory redeemable, authorized 105,761 shares, 105,761 and 105,761 shares issued and outstanding, respectively	1,058,000	1,058,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock $0.001 par value
Series A Convertible Preferred, authorized 182,525, no shares issued and outstanding, respectively	-	-
Series B Convertible Preferred, authorized 250,000, 49,999 shares issued and outstanding, respectively	-	-
Series C Redeemable Convertible Preferred, authorized 14,000, no shares issued and outstanding, respectively	-	-
Common, authorized 950,000,000 shares, 559,281,064 shares issued, and outstanding, respectively	559,000	559,000
Additional paid-in-capital	68,996,000	68,996,000
Accumulated deficit	(72,415,000)	(71,250,000)
Total stockholders' equity (deficit)	(2,860,000)	(1,695,000)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)	$316,000	$1,031,000

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED
	DECEMBER 31,
	2023	2022

Revenue	$-	$50,000

Operating expenses:
General and administrative	693,000	718,000
Research and development	10,000	11,000

Total operating expenses	703,000	729,000

Loss from operations	(703,000)	(679,000)

Other income (expense):
Gain (Loss) on fair value adjustment of investments	(477,000)	(2,030,000)
Gain on forgivenes of debt	15,000	-
Interest expense	-	(21,000)
Total other income (expense)	(462,000)	(2,051,000)

NET LOSS	$(1,165,000)	$(2,730,000)

LOSS PER COMMON SHARE:

Weighted average number of common shares outstanding (Basic and Diluted)	559,281,064	559,281,064

Basic and Diluted loss per common share (Basic and Diluted)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

	Preferred Stock - Series B		Common Stock		Additional		Total Shareholders'
	$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance
December 31, 2021	49,999	$-	559,281,064	$559,000	$68,996,000	$(68,520,000)	$1,035,000

Net loss	-	-	-	-	-	(2,730,000)	(2,730,000)

Balance
December 31, 2022	49,999	$-	559,281,064	$559,000	$68,996,000	$(71,250,000)	$(1,695,000)

Net loss	-	-	-	-	-	(1,165,000)	(1,165,000)

Balance
December 31, 2023	49,999	$-	559,281,064	$559,000	$68,996,000	$(72,415,000)	$(2,860,000)

 The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED
	DECEMBER 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,165,000)	$(2,730,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,000	3,000
Loss on fair value adjustment of investments	477,000	2,030,000
Amortization of debt discount	-	20,000
Gain on settlement of debt	(15,000)	-
Changes in:
Prepaid expenses	12,000	1,000
Accounts payable and accrued expenses	14,000	17,000
Accounts payable and accrued expenses - related party	476,000	310,000
Deferred revenue	10,000	-

Net cash used in operating activities	(190,000)	(349,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of investments	102,000	32,000
Proceeds from sale of assets held for sale	-	300,000

Net cash from investing activities	102,000	332,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments for note payable	(20,000)	(40,000)
Net cash used in financing activities	(20,000)	(40,000)

NET DECREASE IN CASH	(108,000)	(57,000)
CASH, BEGINNING OF YEAR	175,000	232,000

CASH, END OF YEAR	$67,000	$175,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Investment in equity shares transferred to pay note down	$30,000

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2023

NOTE 1 – ORGANIZATION

Manhattan Scientifics, Inc., a Delaware corporation (formerly Grand Enterprises, Inc) (“Grand”) was established on July 31, 1992 and has a wholly-owned subsidiary: Metallicum, Inc. (“Metallicum”). On June 12, 2008, the Company acquired Metallicum, Inc, for 15,000,000 shares of Company’s common stock, Manhattan Scientifics, Inc., operates as a technology incubator that seeks to acquire, develop and commercialize life-enhancing technologies in various fields, with emphasis in the areas of nano-technologies and nano-medicine. In this capacity, the Company continues to identify emerging technologies through strategic alliances with scientific laboratories, educational institutions, and scientists and leaders in industry and government. The Company has a long-standing relationship with Los Alamos Laboratories in New Mexico. During 2008, the Company refocused its efforts from the development of its fuel cell technologies to its current focus on the development of nanomaterials through the acquisition of Metallicum.

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

Manhattan Scientifics purchased Metallicum to acquire its licensed rights to patented technology. The technology is comprised of three US Patents (US Patent numbers 7152448, 6197129 and 6399215) for which Metallicum (subsequently, Manhattan) had been assigned an exclusive license right by Los Alamos National Security LLC (LANL). Under the license rights, Metallicum had all rights, title, and interest throughout the world in and to any and all inventions, original works of authorship, developments, concepts, know-how, and improvements on the patents or trade secrets whether or not patentable or registrable under copyright or similar laws.

In January 2009, the Company entered into a patent license agreement with Los Alamos National Security, LLC for the exclusive licensing use of certain technology relating to the manufacture and application of nano structuring metals and alloys. Pursuant to such agreement the Company provided a non-refundable fee and 2,000,000 shares of common stock. Additionally, the Company is required to pay an annual license fee which started in February 2010 and royalties on future net sales.

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

On November 17, 2016, Senior Scientific merged with and into Imagion Biosystems, Inc., a Nevada corporation (“Imagion”). Following the merger, Imagion held all of the liabilities, obligations and assets of Senior Scientific and the Company continued as the sole equity holder of Imagion.  On June 30, 2017, Imagion completed an IPO and listing on the Australian Stock Exchange (ASX).  As of December 31, 2023, the Company owns 1,011,662 shares (after the effectivity of 40,466,501 reverse stock split on November 20, 2023) of Imagion, resulting in a noncontrolling interest of approximately 5% of Imagion’s issued and outstanding common stock.  The Company elected to record the investment at fair value.

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

FOR THE YEAR ENDED DECEMBER 31, 2023

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

BASIS OF CONSOLIDATION:

The consolidated financial statements include the accounts of Manhattan Scientific, Inc., and its wholly owned subsidiary Metallicum. All significant intercompany balances and transactions have been eliminated.

GOING CONCERN:

As of December 31, 2023, the Company has an accumulated deficit of 72,415,000 and negative working capital of 2,049,000. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its technology as well as to generate revenues for other services. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that the funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing these financial statements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

USE OF ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A significant estimate includes the carrying value of the Company’s patents, fair value of the Company’s common stock, assumptions used in calculating the value of stock options, depreciation, and amortization.

CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid investments purchased with an original maturity of a year or less at the time of purchase to be cash equivalents for the purposes of the statement of cash flows.

CASH CONCENTRATION:

The Company’s cash accounts are federally insured up to $250,000 for each financial institution we hold our accounts in. As of December 31, 2023, we had cash balances of $-0- exceeding the federally insured limits.

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

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2023

MARKETABLE SECURITIES:

The Company considers securities with original maturities of greater than 90 days to be available for sale securities. Securities under this classification are recorded at fair value and unrealized gains and losses within other income (loss). The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of equity securities in this category is adjusted for amortization of premium and accretion of discount to maturity. For available for sale equity securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. If the criteria are not met, the Company evaluates whether the decline in fair value has resulted from a credit loss or other factors. In making this assessment, management considers, among other factors, the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized costs basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other income (loss). For the year ended December 31, 2023, no allowance was recorded for credit losses.

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

No revenue was recorded during the year ended December 31, 2023.

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

The Company designates cash and cash equivalents (consisting of money market funds), short-term investments in securities of publicly traded companies as Level 1.. Fair value of financial instruments: The carrying amounts of financial instruments, including prepaid expenses, accounts payable, accrued expenses and notes payables approximated fair value as of December 31, 2023, and December 31, 2022, because of the relative short-term nature of these instruments.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2023

During the year ended December 31, 2017, the Company elected fair value option for its investment in Imagion Biosystems, Inc. a Nevada company (“Imagion”) based on triggering event of dilution of ownership, which lead to the deconsolidation of Imagion. Investments in Imagion are measured at fair value as opposed to the equity method based on ASC 825-10. The guidance allows entities to elect to measure certain financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value. Investments over which an investor has the ability to exercise significant influence are eligible for the fair value option as they represent recognized financial assets. When the fair value option is elected for an instrument, all subsequent changes in fair value for that instrument are reported in earnings.

As of December 31, 2023, the Company holds 1,011,662 shares of Imagion and is reported under fair value method under ASC 320. Any change in the value is reported on the income statement as an unrealized gain or loss on fair value adjustment of investments.

Our financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2023, and 2022, consisted of the following:

	Total fair value at December 31, 2023	Quoted prices in active markets for identical assets (Level1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in equity securities	$245,000	$245,000	$ -	$ -

	Total fair value at December 31, 2022	Quoted prices in active markets for identical assets (Level1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in equity securities	$839,000	$839,000	$ -	$ -

INTELLECTUAL PROPERTY / RESEARCH AND DEVELOPMENT

In June 2008, we acquired Metallicum and its licensed rights to patented technology. The technology is comprised of three US Patents (US Patent numbers 7152448, 6197129 and 6399215) for which Metallicum (subsequently, Manhattan) had been assigned an exclusive license right by Los Alamos National Security LLC (LANL). Under the license rights, Metallicum had all rights, title, and interest throughout the world in and to any and all inventions, original works of authorship, developments, concepts, know-how, and improvements on the patents or trade secrets whether or not patentable or registerable under copyright or similar laws. The purchase price paid for these licenses was $305,000, which represents its fair value. The Company obtained an exclusive license on two patents and a non-exclusive license on the third patent. The value attributable to license agreements is being amortized over the period of its estimated benefit period of 10 years.

Our ability to compete depends in part on the protection of and our ability to defend our proprietary technology and on the goodwill associated with our trade names, service marks and other proprietary rights. However, we do not know if current laws will provide us with sufficient protection that others will not develop technologies similar or superior to ours, or that third parties will not copy or otherwise obtain or use our technologies without our authorization.

The success of our business will depend, in part, to identify technology, obtain patents, protect, and enforce patents once issued and operate without infringing on the proprietary rights of others. Our success will also depend on our ability to maintain exclusive rights to trade secrets and proprietary technology we own are currently developing and will develop. We can give no assurance that any issued patents will provide us with competitive advantages or will not be challenged by others, or that the patents of others will not restrict our ability to conduct business.

In addition, we rely on certain technology licensed with a perpetual term from the Los Alamos National Laboratory and may be required to license additional technologies in the future. We do not know if these third-party licenses will be available or will continue to be available to us on acceptable commercial terms or at all. The inability to enter and maintain any of these licenses could have a material adverse effect on our business, financial condition, or results of our operations.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2023

Policing unauthorized use of our proprietary technology and other intellectual property rights could entail significant expense. In addition, we do not know if third parties will bring claims of copyright or trademark infringement against us or claim that our use of certain technologies violates a patent or other intellectual property. Any claims of infringement, with or without merit, could be time consuming and expensive to defend, result in costly litigation, divert management attention, require us to enter costly royalty or licensing arrangements or prevent us from using important technologies or methods, any of which could have a material adverse effect on our business, financial condition, or results of our operations.

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

FOR THE YEAR ENDED DECEMBER 31, 2023

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net income (loss) per share excludes the dilutive effect of stock options or warrants and convertible notes Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of December 31, 2023, and 2022, 28,922,917 and 26,655,760, respectively, dilutive shares were excluded from the calculation of diluted earnings (loss) per common share, as the effect of these shares on earnings per share would have been anti-dilutive.

The following table shows the computation of basic and diluted earnings (loss) per share for the year ended December 31, 2023, and 2022:

	The Years Ended
	December 31, 2023	December 31, 2022
Numerator:
Net loss	$(1,165,000)	$(2,730,000)

Denominator:
Weighted-average basic shares outstanding	559,281,064	559,281,064
Effect of dilutive securities	-	-
Weighted-average diluted shares	559,281,064	559,281,064

Basic earnings (loss) per share	$(0.00)	$(0.00)
Diluted earnings (loss) per share	$(0.00)	$(0.00)

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation based on the fair value of all option grants or stock issuances made to employees or directors. The Company calculates stock option-based compensation by estimating the fair value of each option as of its date of grant using the Black-Scholes option pricing model. These amounts are expensed over the respective vesting periods of each award using the straight-line attribution method. Compensation expense is recognized only for those awards that are expected to vest, and as such, amounts have been reduced by estimated forfeitures. The Company has historically issued stock options and vested and non-vested stock grants to employees and outside directors whose only condition for vesting has been continued employment or service during the related vesting or restriction period. The estimated fair value of grants of stock options and warrants to non-employees of the Company is charged to expense, if applicable, in the financial statements.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2023

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all recent accounting pronouncements, and none are expected to have a material impact on the condensed consolidated financial statements.

NOTE 3 – INVESTMENT IN IMAGION BIOSYSTEMS

As of December 31, 2023, the Company owns 1,011,662 shares of Imagion, resulting in a noncontrolling interest of Imagion’s issued and outstanding common stock. Based upon Imagion’s trading price on December 31, 2023, approximately $0.24 per share, the fair value of the Imagion shares was approximately $245,000. During the year ended December 31, 2023, the Company recorded a loss on fair value adjustment on its investment of $477,000.

Below is reconciliation for the changes to the investment in Imagion for the year ended December 31, 2023:

Balance as of December 31, 2022	$839,000
Change in the unrealized fair value of securities	(477,000)
Sales of securities	(102,000)
Transfer of securities	(15,000)
Balance as of December 31, 2023	$245,000

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

In January 2023, the Company signed an agreement with the noteholder to pay one million IBX shares with a strike price of $0.03 per share USD or $30,000, the transfer was made on January 26, 2023. The value of the shares transferred was approximately $15,000. The Company recognized a gain on settlement of debt of $15,000.  Additionally, the Company paid $10,000 in cash on March 22, 2023, and $10,000 in cash in August 2023. The remaining balance of the note is $10,000 as of December 31, 2023.

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

The Company has 182,525 authorized shares of convertible, redeemable, 10 percent cumulative, Class A, Preferred Stock with $0.001 par value. One Class A, Preferred share is convertible into 50 restricted common shares and will be entitled to the number of votes equal to the number of shares of common stock into which such holder’s shares of Series A Preferred stock could be converted at the time of the vote. Class A, Preferred Stock is redeemable by the Company at $15 per share. Upon liquidation the holders of Series A Preferred stock will be entitled to be paid out of the assets available for distribution of the corporation an amount equal to $10 per share, before any payment is made to the common shareholders. As of December 31, 2023, and 2022, no shares of Preferred Stock were issued and outstanding.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2023

The Company has 250,000 authorized shares of Class B, Preferred Stock with $0.001 par value. As of December 31, 2023, and 2022, 49,999 and 49,999 shares of Preferred Stock were issued and outstanding, respectively. Class B preferred shares are convertible at a rate of 1 Series B preferred share to 10 common shares.

The Company has 14,000 authorized shares of redeemable, convertible, Class C, Preferred Stock with $100 stated value. Class C, Preferred Stock is not entitled to receive dividends unless dividends are paid on common stock. Upon liquidation Class C, Preferred Stock shall be treated as if it were converted to common stock prior to liquidation. Class C, Preferred Stock is convertible at $100 divided by the 10-day average closing price of common stock. The Class C, Preferred Stock is redeemable by the Company at the stated value. As of December 31, 2023 and 2022, no shares of Preferred Stock were issued and outstanding.

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

Holder may only convert the Series D Preferred Stock upon certain Convertible Promissory Notes, whether presently outstanding or to be issued, issued to three accredited investors (the "Note Investors") in accordance with those certain Convertible Note Purchase Agreements between the Company and the Note Investors dated April 3, 2013, have either (i) been converted in full or in part by the Note Investors into shares of common stock of the Company, (ii) the Note Investors have sold or assigned all or a part of their Convertible Promissory Notes to third parties, or (iii) the Note Investors have been paid in full or in part. The Holder will only be permitted to convert such number of Series D Preferred Stock equal to the pro rata amount of the Convertible Promissory Notes converted, assigned, or paid. In the event the Note Investors agree in writing that these restrictions may be terminated, then the Holder will be entitled to convert the Series D Preferred Stock at the Holder’s election and the above restrictions will be null and void. Additionally, Holder may not convert the Series D Preferred Stock until the ten-day average daily trading volume is greater than $20,000.  As of the date of this filing, this has not occurred yet.

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

The Company has 447,804 and 447,804 undesignated blank check preferred stock, $0.001 par value, authorized as of December 31, 2023, and 2022. The preferred shares are to be issued in such series and to have such rights, preferences, and designation as determine by the Board of Directors of the Company.

Common Stock

The Company has a total of 950,000,000 shares of authorized common shares. As of December 31, 2023, and 2022, 559,281,064 and 559,281,064 shares of common stock were issued and outstanding, respectively.

Stock Activity during 2023 and 2022

During the years ended December 31, 2023, and 2022, the Company had not issued common stock.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2023

Options

On December 31, 2023, the 26,500,000 outstanding options had an aggregate intrinsic value of $0. A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Options Exercisable	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	26,500,000	$0.04	6.06	26,500,000	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding as of December 31, 2022	26,500,000	$0.04	4.97	26,500,000	-
Granted	-	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-	-
Outstanding as of December 31, 2023	26,500,000	$0.04	4.08	26,500,000	$0

Exercise prices and weighted-average contractual lives of 26,500,000 stock options outstanding as of December 31, 2022, are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.02	15,500,000	6.55	$0.02	15,500,000	$0.02
$0.05	3,000,000	1.50	$0.05	3,000,000	$0.05
$0.06	5,000,000	0.10	$0.06	5,000,000	$0.06
$0.14	3,000,000	0.50	$0.14	3,000,000	$0.14

The fair value for options granted was determined using the Black-Scholes option-pricing model.

The Company did not recognize compensation expense during the year ended December 31, 2023.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2023

NOTE 6 – INCOME TAXES

The provision for income taxes on the statements of operations consists of $-0- and $-0- for the years ended December 31, 2023, and 2022, respectively. Deferred tax assets are comprised of the following at December 31:

	2023	2022
Net operating loss carryforward	$13,746,000	$13,501,350
Temporary differences	6,988,000	6,988,000
Less valuation allowance	(20,734,000)	(20,489,350)
Deferred tax asset, net	-	-

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. At December 31, 2023 and 2022, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2023 and 2022, net operating loss carryforwards were approximately $48,440,000 and $47,275,000, respectively, for federal tax purposes that expire at various dates through 2031 and for state tax purposes expire through 2025.

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state regulations. The annual limitation may result in the expiration of substantial net operating loss carryforwards before utilization.

For December 31, 2023, and 2022, the provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (21% in 2023 and 2022) to income taxes as follows:

	2023	2022
Tax benefit computed at 21%	$-	$-
Change in valuation allowance	-	-
Change in carryovers and tax attributes	-	-
Income tax provision	$-	$-

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

During the years ended December 31, 2023, and 2022, the Company has $10,000 in deferred revenue, and received $50,000, respectively as a minimum royalty payment.

MANHATTAN SCIENTIFICS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2023

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

NOTE 9 – RELATED PARTY TRANSACTIONS

As of December 31, 2023 and 2022, the Company had accrued expenses to related parties of approximately $1,915,000 and $1,439,000.

As of December 31, 2023, the amounts are due to the Company’s sole officer for compensation $523,000 and the chairman of the board for compensation of $1,296,000 and the members of the board of directors of $96,000.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO (2013). The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication. and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as or December 31, 2023:

Resources: As of December 31, 2023, we had no full-time employees in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

ITEM 9B. OTHER INFORMATION

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages, and biographical information of each of our directors and executive officers as of April 1, 2024, are set forth below. There are no existing family relationships between or among any of our executive officers or directors.

NAME	AGE	POSITION

Emmanuel Tsoupanarias	71	President and Chief Executive Officer, Director
Frank Georgiou	73	Director
Marvin Maslow	86	Chairman of the Board

Members of the Board serve until the next annual meeting of stockholders and until their successors are elected and qualified. Officers are appointed by and serve at the discretion of the Board. There are no family relationships among any of our directors or officers.

None of our directors or executive officers has, during the past ten years:

·	been convicted in a criminal proceeding and none of our directors or executive officers is subject to a pending criminal proceeding,
·

been subject to any order, judgment, or decree not subsequently reversed, suspended, or vacated of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities, or banking activities, or

·

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

SECCTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2022, we believe that our executive officers, directors and ten percent stockholders complied with all reporting requirements applicable to them.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation awarded by us to our executive officers for the fiscal years ended December 31, 2023 and 2022. Other than the Employment Agreement entered into between the Company and Emmanuel Tsoupanarias, our CEO, we do not have employment agreements with any of our other officers.

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Emmanuel Tsoupanarias	2023	186,000	--	--	--	--	--	--	186,000
CEO and Director	2022	186,000	--	--	--	--	--	--	186,000

Prior to entering an Employment Agreement with the Company on March 28, 2013, Mr. Emmanuel Tsoupanarias, our Chief Executive Officer, did not have an employment agreement. His salary, was originally set at $100,000, was set by the Board of Directors in 2007.  On March 28, 2013, the Company entered into an Employment Agreement with Emmanuel Tsoupanarias, our CEO. The agreement is for a term of five years and Mr. Tsoupanarias shall receive an annual salary of $150,000 per year and additional cash incentive consideration as determined by the Board. Effective January 1, 2015, the Company renewed the agreement for a period of ten years with automatic extensions for one-year periods thereafter.  His salary remains at $150,000 per year and cash incentive of $3,000 per month. During the year ended December 31, 2023, the Company had 523,042 in accrued compensation.  In the event the employment agreement is terminated by the Company without cause, then the Mr. Tsoupanarias shall receive 50% of the base salary remaining on the term and all options and other securities he would have been entitled to for an additional three months shall vest.

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

Director Compensation

For the year ended December 31, 2023, for their service as directors, each of the directors received $1,250 per quarter.  As of December 31, 2023, the Company had accrued compensation of $96,250.

The Company compensated its Chairman of the Board $330,000 for the year ended December 31, 2023.  As of Decembr 31, 2023, the accrued compensation totaled $1,295,950.

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

OUTSTANDING EQUITY AWARDS

Name	Grant Date	Number of Securities Underlying Unexercised Warrants (#) Exercisable	Number of Securities Underlying Unexercised Warrants (#) Unexercisable (1)	Warrant Exercise Price ($)	Warrant Expiration Date

Emmanuel Tsoupanarias, Director and CEO	08/05/2011	6,000,000	-	$0.070	08/05/2021

Emmanuel Tsoupanarias, Director and CEO	06/30/2014	500,000	-	$0.140	06/30/2024

Frank Georgiou, Director	06/30/2014	500,000	-	$0.140	06/30/2024

Chris Theoharis, Former Director (2)	06/30/2014	500,000	-	$0.140	06/30/2024

Leonard Friedman, Former Director (1)	06/30/2014	500,000	-	$0.140	06/30/2024

Marvin Maslow, Chairman of the Board	06/30/2014	500,000	-	$0.140	06/30/2024

Larry Schatz, Director	06/30/2014	500,000	-	$0.140	06/30/2024

Leonard Friedman, Former Director (1)	06/30/2015	500,000	-	$0.05	06/30/2025

Marvin Maslow, Chairman of the Board	06/30/2015	500,000	-	$0.05	06/30/2025

Saraklis, Inc. (Emmanuel Tsoupanarias)	06/30/2015	500,000	-	$0.05	06/30/2025

Frank Georgiou, Director	06/30/2015	500,000	-	$0.05	06/30/2025

Chris Theoharis, Former Director (2)	06/30/2015	500,000	-	$0.05	06/30/2025

Larry Schatz, Director	06/30/2015	500,000	-	$0.05	06/30/2025

Leonard Friedman, Former Director (1)	06/30/2016	500,000	-	$0.06	06/30/2026

Marvin Maslow, Chairman of the Board	06/30/2016	500,000	-	$0.06	06/30/2026

Saraklis, Inc. (Emmanuel Tsoupanarias)	06/30/2016	500,000	-	$0.06	06/30/2026

Frank Georgiou, Director	06/30/2016	500,000	-	$0.06	06/30/2026

Chris Theoharis, Former Director (2)	06/30/2016	500,000	-	$0.06	06/30/2026

Larry Schatz, Director	06/30/2016	500,000	-	$0.06	06/30/2026

(1) Mr. Friedman resigned as a director on January 3, 2018.

(2) Mr. Theoharis resigned as a director on July 10, 2017.

Grant of Plan Based Awards

No plan-based awards were made during the fiscal year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of  March 29, 2024, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned. Share ownership in each case includes shares issuable upon exercise of options exercisable within 60 days of the date of this Annual Report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934 for purposes of computing the percentage of common stock owned by such person but not for purposes of computing the percentage owned by any other person. Unless otherwise indicated, the address of the below-listed persons is our address, 244 Avenue, Suite 2341, New York, New York 10001.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by our independent auditors for the fiscal years ended December 31, 2023 and December 31, 2022:

Fee Category	2023	2022

Audit and audit related fees	$37,600	$29,000
Tax fees	-	-
Other fees	-	-
Total fees	$37,600	$29,000

Audit Fees. Consists of aggregate fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance. There were no tax services provided in the fiscal years ended December 31, 2023 and 2022.

Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal years ended December 31, 2023 and 2022.

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

ITEM 15. EXHIBITS

(a) EXHIBITS

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Reorganization (1)
2.2	Agreement and Plan of Merger (1)
3.3	Bylaws (1)
4.5	Certificate of Designation for the Series D Preferred Stock (14)
10.1	Manhattan Scientifics, Inc. 1998 Stock Option Plan (1)
10.2	Manhattan Scientifics, Inc. 2000 Equity Incentive Plan (5)
10.3	2004 Consultant Stock Plan (6)
10.4	Manhattan Scientifics 2005 Equity Incentive Plan (8)
10.5	Technology Transfer Agreement by and between Carpenter Technology Corporation and Manhattan Scientifics, Inc, effective as of the 12th day of September 2009 (7)
10.6	Acquisition Option Agreement by and among Senior Scientific LLC, Edward R. Flynn, Ph.D., Scientific Nanomedicine, Inc. and Manhattan Scientifics, Inc. (10)

10.7	Stock Purchase Agreement, dated as of June 12, 2008, among Manhattan Scientifics, Inc., Metallicum, Inc., and the shareholders of Metallicum (9)
10.8	Settlement and Memorandum of Agreement among Marvin Maslow, Jack B. Harrod and Manhattan Scientifics, Inc. (9)
10.9	Patent License Agreement Between Los Alamos National Security, LLC and Manhattan Scientifics, Inc. (10)
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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this April 2, 2024.

MANHATTAN SCIENTIFICS, INC.

By:	/s/ Emmanuel Tsoupanarias
Emmanuel Tsoupanarias
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on April 2, 2024, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Emmanuel Tsoupanarias	Chief Executive Officer, President, Director
Emmanuel Tsoupanarias	(Principal Executive, Financial and Accounting Officer)

/s/ Frank Georgiou	Director
Frank Georgiou

/s/ Marvin Maslow	Chairman of the Board
Marvin Maslow

